Form 10-Q
period 1996-03-31
INITIAL ACQUISITION CORP
filed 1996-05-15
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      Form 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended March 31, 1996...Commission File Number 0-24672


                              INITIAL ACQUISITION CORP.


                (Exact name of Registrant as specified in its charter)


     Delaware                                        13-3197002
     ----------------------------------------------------------------
     (State of other jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)               Identification No.)


     810 Seventh Avenue, 27th Floor, New York, NY           10019
     ----------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including
     area code                                         (212) 333-2620
     ----------------------------------------------------------------


     ----------------------------------------------------------------
                 Former name, former address and former fiscal year,
                             if changed since last report



     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes   x    No
                                                            -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at April, 30, 1996
     -------------------------               ------------------------------
     Common Stock, par value                        833,250 shares
           $.01 per share

                              INITIAL ACQUISITION CORP.

                                        INDEX

                                                               Page Number
                                                               -----------

     Part I    FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         Statements of Operations -
                         Three Months Ended March 31, 1996 and
                         Period January 1, 1993 to March 31, 1996      1

                         Balance Sheets -
                         March 31, 1996 and December 31, 1995          2

                         Statements of  Stockholders' Equity -
                         Three Months Ended March 31, 1996             3

                         Statements of Cash Flows -
                         Three Months Ended March 31, 1996 and
                         Period January 1, 1993 to March 31, 1996      4

                         Notes to Financial Statements                 5

     Item 2.             Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                    6



     Part II   OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K

                         (b) Reports on Form 8-K

                              INITIAL ACQUISITION CORP.
                      (a corporation in the developmental stage)

                               STATEMENTS OF OPERATIONS

                               Three Months Ended    Period January 1, 1993
                                 March 31, 1996         To March 31, 1996
                               ------------------    -----------------------

     Interest income                 $ 92,257           $316,562

     General and administrative       (9,342)            (95,310)

     Provision for Taxes              (9,400)            (61,400)
                                     --------           ---------

     Net income                       $73,515            $159,852
                                     ========           =========

     Earnings per share               $  0.09
                                     ========


     Weighted average common shares
      outstanding                     833,250
                                     ========


     See accompanying notes to financial statements

                              INITIAL ACQUISITION CORP.
                       (a corporation in the development stage)

                                    BALANCE SHEETS


                                 March 31, 1996         December 31, 1995
                                 ---------------        -----------------
     ASSETS

     Current Assets:

      Cash and cash equivalents       $  264,676              $  305,171
      Investment in
       U.S. Treasury Bills             6,301,858               6,213,588
                                      -----------             -----------
        Total                         $6,566,534              $6,518,759
                                      ===========             ===========



     LIABILITIES AND STOCKHOLDERS'
      EQUITY

     Current liabilities:

      Accrued expenses               $     2,500              $   37,640
      Income taxes payable                61,400                  52,000

     Stockholders' equity:

      Preferred stock, $.01 par value-
       shares authorized 5,000; none
       issued                               ---                     ---
      Common stock, subject to possible
       redemption, 89,940 shares at
       conversion value                  944,649                 932,316
      Common stock, $.01 par value-
       shares authorized 10,000,000;
       issued and outstanding 833,250
       (which includes 89,940 shares
       subject to possible conversion)
       respectively                        7,434                   7,434

      Additional paid-in capital       5,436,065               5,436,065
      Earnings (deficit) accumulated
       during development stage          114,486                  53,304
                                       ---------              ----------

       Total stockholders' equity     $6,566,534              $6,518,759
                                      ==========              ==========


     See accompanying notes to financial statements

                              INITIAL ACQUISITION CORP.
                       (a corporation in the development stage)

                 STATEMENTS OF COMMON STOCK, COMMON STOCK SUBJECT TO
                       POSSIBLE REDEMPTION, PREFERRED STOCK,
                 ADDITIONAL PAID-IN CAPITAL AND EARNINGS ACCUMULATED
                             DURING THE DEVELOPMENT STAGE

                                               Common Stock subject to
                                Common Stock     possible redemption
                              -----------------  -------------------
                              Shares    Amount    Shares    Amount
                              ------    ------    ------    ------
     Balance at December
      31, 1995                743,310   $7,434    89,940    932,316

     Net Income                  --        --        --        --

     Accretion to redemption
      value of common stock      --        --        --      12,333
                              -------   ------    ------     ------

     Balance at March 31,
      1996                    743,310   $7,434    89,940    $944,649
                              =======   ======    ======    ========


                                                  Earnings (deficit)
                              Additional          accumulated during
                              paid-in capital     the development stage
                              --------------      ----------------------
     Balance at December
      31, 1995                 $5,436,065              $ 53,304

     Net Income                                          73,515

     Accretion to redemption
      value of common stock          ---                (12,333)
                               ----------              --------

     Balance at March 31,
      1996                     $5,436,065              $114,486
                               ==========              ========


     See accompanying notes to financial statements

                             INITIAL ACQUISITION CORP.
                       (a corporation in the development stage)

                               STATEMENTS OF CASH FLOWS

                                   Three Months Ended  Period January 1, 1993
                                     March 31, 1996        March 31, 1996
                                   ------------------  ----------------------

     Cash flows from operating
       activities:
         Net income (loss)               $  73,515           $  159,852
         Adjustments to reconcile
           net income (loss) to
           net cash used in
           operating activities:
               Accrued interest income     (88,270)            (302,640)
           Change in assets and liabilities:
             Accrued expenses                9,400                2,500
             Income taxes payable          (40,495)              61,400
                                           --------           ----------

       Net cash used in operating
              activities                   (40,495)             (78,888)
                                           --------           ----------

     Cash flows from investing activities:

         Purchase of US Treasury Bills          --           (5,999,218)

     Cash flows from financing activities:

         Proceeds from sale of common stock     --               82,325
         Net proceeds from public offering      --            6,260,457
                                           --------           ----------

         Net cash provided by
           financing activities                 --            6,342,782
                                           --------           ----------

         Net increase (decrease) in cash
           and cash equivalents            (40,495)             264,676

         Cash and cash equivalents,
           beginning of period             305,171                 -0-
                                           --------           ----------

         Cash and cash equivalents,
           end of year                   $ 264,676            $ 264,676
                                         =========            ==========


     See accompanying notes to financial statements

                              INITIAL ACQUISITION CORP.
                       (a corporation in the development stage)

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)



     1. Basis of Presentation

     The financial statements are presented in accordance with the requirements of Form 10-Q and Regulation 210 of S-X and consequently do not include all of the disclosures normally made in an annual Form 10-K filing. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and footnotes therein included within the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presents all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations to be expected for a full year.

     The three months ended March 31, 1995 is not presented since the activity for that period was not significant.


     2. Investments

     The Company has invested the majority of the proceeds from the initial public offering in United States Treasury Bills. These treasury bills, which were purchased at a discount, are presented at their accreted cost. The treasury bills mature in July of 1996.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Initial Acquisition Corp. (the "Company") is a "blank check" or "blind pool" company which was formed on November 18, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). The business objective of the Company is to effect a Business Combination with a Target Business which the Company believes has significant growth potential. To date, the Company has not effected a Business Combination.

          On May 23 1995 (the "Closing Date"), the Company consummated its initial public offering (the "Offering") of (a) 600,000 units (the "Units"), each Unit consisting of (i) one share of common stock, $.01 par value per share (the "Common Stock"), and (ii) one Class A Common Stock Purchase Warrant (the "Class A Warrants") entitling the holder thereof to purchase one share of Common Stock, and (b) 240,000 Redeemable Class B Unit Purchase Warrants (the "Class B Warrants"), each such Class B Warrant entitling the holder thereof to purchase one Unit. On the Closing Date, the Registrant received net proceeds of $6,330,680 (the "Net Proceeds"), after giving effect to the payment of all underwriting discounts, the underwriters' non-accountable expense allowance and offering expenses. Pursuant to the terms of the Offering, $6 million of the Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow with The Chase Manhattan Bank, N.A., subject to release in accordance with the terms of the Offering. These Net Proceeds have been invested in United States Treasury Bills and Commercial Paper.



     Part II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.

               (b)  Exhibit 27.  Financial Data Schedule.

                                      SIGNATURES
                                      ----------




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        INITIAL ACQUISITION CORP.




                                        By:  /s/ Salvatore J. Zizza
                                           ---------------------------
                                             Salvatore J. Zizza
                                             Chairman of the Board,
                                             President,
                                             Chief Executive Officer and
                                             Principal Financial Officer



     Dated:    April 30, 1996