Form 10-Q
period 1996-06-30
INITIAL ACQUISITION CORP
filed 1996-08-13
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      Form 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

           For Quarter Ended June 30, 1996...Commission File Number 0-24672


                              INITIAL ACQUISITION CORP.


                (Exact name of Registrant as specified in its charter)


     Delaware                                               13-3197002
     --------------------------------------------------------------------------
     (State of other jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)


     810 Seventh Avenue, 27th Floor, New York, NY           10019
     --------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code     (212) 333-2620
     ---------------------------------------------------------------------------


     ---------------------------------------------------------------------------
                 Former name, former address and former fiscal year,
                             if changed since last report


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes    x      No
                                                                _______   ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at July, 31, 1996
     --------------------------------------------------------------------------
     Common Stock, par value                              833,250 shares
           $.01 per share

                              INITIAL ACQUISITION CORP.
                      (A CORPORATION IN THE DEVELOPMENTAL STAGE)


                                        INDEX

                                                                     Page Number
                                                                     -----------

     PART I         FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         STATEMENTS OF OPERATIONS -
                         Three Months Ended June 30, 1996 and
                         and June 30, 1995 and
                         Six Months ended June 30, 1996 and
                         June 30, 1995
                         Period January 1, 1993 to June 30, 1996           1


                         BALANCE SHEETS -
                         June 30, 1996 and December 31, 1995               2


                         STATEMENT OF  STOCKHOLDERS' EQUITY -
                         Six  Months Ended June 30, 1996                   3


                         STATEMENTS OF CASH FLOWS -
                         Six Months ended June 30, 1996 and
                         June 30, 1995
                         Period January 1, 1993 to June 30, 1996           4

                         Notes to Financial Statements                     5

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     6



     PART II   OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K

                         None

                              INITIAL ACQUISITION CORP.
                      (A CORPORATION IN THE DEVELOPMENTAL STAGE)

                               STATEMENTS OF OPERATIONS


                      3 Months Ended    3 Months Ended     6 Months Ended
                      June 30, 1995     June 30, 1996      June 30, 1995
                      --------------    --------------     --------------
     Interest income          35,895            84,687            35,895

     General and
       administrative        (3,500)          (28,722)            (5,133)

     Provision for taxes          --          (10,250)              --
                             -------                            ---------

     Net income               32,395            45,715            30,762
                             =======           =======           ========

     Earnings per share        $0.06             $0.05              $0.08
                               =====             =====              =====

     Weighted average
       common shares
        outstanding          533,250           833,250           383,250
                             =======           =======           ========

                                    6 Months Ended      Period January 1, 1993
                                    June 30, 1996       June 30, 1996
                                  ---------------       ----------------------
     Interest income                       176,944                     $401,249
     General and
       administrative                     (38,064)                    (124,032)
     Provision for taxes                  (19,650)                     (71,650)
                                          --------                     --------
     Net income                            119,230                     $205,567
                                          ========                     ========
     Earnings per share                      $0.14
                                            ======
     Weighted average
       common shares
        outstanding                        833,250
                                          ========


     See accompanying notes to  financial statements

                                       INITIAL ACQUISITION CORP.
                               (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            BALANCE SHEETS

      ASSETS                             June 30, 1996       December 31, 1995
                                         -------------       -----------------
      Current Assets:

       Cash and cash equivalents          $  242,781              $  305,171
       Investment in .S. Treasury Bills    6,383,730               6,213,588
                                          ----------             -----------
           Total                          $6,626,511              $6,518,759
                                          ==========              ==========

      LIABILITIES AND STOCKHOLDERS'
       EQUITY

      Current liabilities:

       Accrued expenses                     $  6,512              $   37,640
       Income taxes payable                   71,650                  52,000
       Preferred stock, $.01 par value-shares
       authorized 5,000; none issued            --                        --
       Common stock, subject to possible
        redemption, 89,940 shares at
        conversion value                     956,921                 932,316
       Common stock, $.01 par value-shares
        authorized 10,000,000; issued
        and outstanding 833,250 (which
        includes 89,940 shares subject to
        possible conversion) respectively      7,434                   7,434

       Additional paid-in capital          5,436,065               5,436,065
       Earnings accumulated
        during development stage             147,929                  53,304
                                           ----------            ------------
        Total                             $6,626,511              $6,518,759
                                         ===========             ===========



      See accompanying notes to financial statements

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF COMMON STOCK, COMMON STOCK SUBJECT TO

                        POSSIBLE REDEMPTION, PREFERRED STOCK,

                 ADDITIONAL PAID-IN CAPITAL AND EARNINGS ACCUMULATED

                             DURING THE DEVELOPMENT STAGE

                                                     Common Stock subject to
                                Common Stock         possible redemption
                            ----------------------   ------------------------
                            Shares      Amount       Shares     Amount
                            ------      ------       ------     ------
      Balance at
      December 31, 1995    743,310       7,434       89,940    932,316

      Net Income              --          --           --         --

      Accretion to
      redemption value
      of common stock         --          --           --       24,605
                           -------      ------       ------   --------
      Balance at
      June 30, 1996        743,310      $7,434       89,940   $956,921
                          ========     =======       ======   ========

                               Additional                Earnings (deficit)
                               Paid-in                   accumulated during
                               Capital                   the development stage
                               ------------------        ---------------------
      Balance at December
        31, 1995               $5,436,065                 $  53,304

      Net Income                                            119,230

      Accretion to redemption
       value of common stock       --                       (24,605)
                                   ----------              ----------
       Balance at June 30, 1996     $5,436,065             $147,929
                                    ==========             ==========


      See accompanying notes to financial statements

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS


                                         6 Months    6 Months     Period
                                         Ended       Ended        January 1,
                                         June 30,    June 30,     1993 To June
                                         1996        1995         30, 1996
     Cash flows from operating           --------    ---------    ------------
      activities:
       Net income                        $  119,230  $   30,762   $  205,567
       Adjustments to reconcile
        net income to net cash
        used in operating activities:      (169,651)    (34,665)    (384,021)
         Accrued interest income
       Change in assets and liabilities:
        Accrued expenses                    (31,128)      5,000        6,512
        Income taxes payable                 19,650      (6,000)      71,650
                                           --------      -------     --------
     Net cash used in operating
      activities                            (61,899)     (4,903)    (100,292)
                                           ---------     -------     ---------
    Cash flows from investing activities:

     Purchase of US Treasury Bills       (6,332,491) (5,999,218) (12,331,709)
     Proceeds from US Treasury Bills      6,332,000       -        6,332,000
                                         -----------  ----------  ------------
     Net Cash used in Investing Activities     (491) (5,999,218)  (5,999,709)
                                         -----------  ----------  ------------

      Cash flows from financing
        activities:

         Proceeds from sale of
           common stock                       -       6,260,457    6,260,457
         Net proceeds from
           public offering                    -          63,043       82,325
                                          ----------  ----------  ----------

         Net cash provided by
           financing activities               -       6,323,500    6,342,782
                                          ----------  -----------  -----------
         Net increase (decrease) in
           cash and cash equivalents        (62,390)    319,379      242,781
         Cash and cash equivalents,
           beginning of period              305,171      11,096        -
                                          ----------   --------     ----------
         Cash and cash equivalents, end
           of year                       $  242,781  $  330,475     $  242,781
                                         =========== ==========     ===========


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


     2. INVESTMENTS

     The Company has invested the majority of the proceeds from the initial public offering in United States Treasury Bills. These treasury bills, which were purchased at a discount, are presented at their accreted cost. The treasury bills mature in August of 1996.



                   ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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



     PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.

               (b)  None.

                                      SIGNATURES
                                      -----------


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



     Dated:    July 31, 1996