Form 10-Q
period 1996-09-30
INITIAL ACQUISITION CORP
filed 1996-11-14
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

      For Quarter Ended September 30, 1996...Commission File Number 0-24672


                              INITIAL ACQUISITION CORP.


                (Exact name of Registrant as specified in its charter)


          Delaware                                        13-3197002
          -----------------------------------------------------------------
          (State of other jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)               Identification No.)


          810 Seventh Avenue, 27th Floor, New York, NY           10019
          -----------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


          Registrant's telephone number, including area code (212) 333-2620
          -----------------------------------------------------------------



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
                                           Yes      x        No
                                              -----------        ----------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                 Outstanding at September 30, 1996
          ------------------------        ---------------------------------
          Common Stock, par value                  833,250 shares
                $.01 per share

                              INITIAL ACQUISITION CORP.
                      (A CORPORATION IN THE DEVELOPMENTAL STAGE)


                                        INDEX

                                                                    Page Number
                                                                    -----------

          PART I         FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         STATEMENTS OF OPERATIONS -
                         Three Months Ended September 30, 1996
                         and September 30, 1995 and
                         Nine Months ended September 30, 1996 and
                         September 30, 1995
                         Period January 1, 1993 to September 30, 1996      1

                         BALANCE SHEETS -
                         September 30, 1996 and December 31, 1995          2

                         STATEMENT OF  STOCKHOLDERS' EQUITY -
                         Nine  Months Ended September 30, 1996             3

                         STATEMENTS OF CASH FLOWS -
                         Nine Months ended September 30, 1996 and
                         September 30, 1995
                         Period January 1, 1993 to September 30, 1996      4

                         Notes to Financial Statements                     5


               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                        6


          PART II   OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K                  7

                         None

                              INITIAL ACQUISITION CORP.
                      (A CORPORATION IN THE DEVELOPMENTAL STAGE)

                               STATEMENTS OF OPERATIONS


                                    3 Months       3 Months     9 Months
                                   Ended Sept.    Ended Sept.  Ended Sept.
                                    30, 1995       30, 1996     30, 1995
                                   ----------     ----------    ---------


           Interest Income            87,333        88,042      123,228

           General and
           administrative             10,272       (94,088)      15,405

           Provision for taxes         --          (12,500)        --
                                   ----------     ----------   ----------
           Net (loss) income         77,061        (18,546)    107,823
                                   ==========     ==========   ==========

           Earnings per share        $ 0.09        $ (0.02)     $ 0.20
                                    ========       ========     ========


           Weighted average
           common shares
           outstanding               833,250       833,250       533,250
                                   ==========     =========     =========



                                    9 Months       Period
                                     Ended        January 1,
                                    Sept. 30,     1993 Sept.
                                      1996         30, 1996
                                   -----------    ----------

           Interest income           264,986      $489,291

           General and
           administrative           (132,152)     (218,120)
                                   ---------      ----------

           Provision for taxes       100,684      $187,021
                                   ==========     ==========


           Earnings per share        $ 0.12
                                   ==========


           Weighted average          833,250
           common shares           ==========
           outstanding

          See accompanying notes to financial statements

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    BALANCE SHEETS

                                              September 30,  December 31,
                                                  1996           1995
                                               -----------   ------------

           ASSETS

           Current Assets:

           Cash and cash equivalents           $ 202,165      $ 305,171
           Investment in U.S. Treasury Bills   6,469,000      6,213,588
                                              ----------     ----------
           Other Assets:

             Deferred Acquisition Costs           21,099          -
                                              ----------      ---------

                Total                         $6,692,264     $6,518,759
                                              ==========     ==========


           LIABILITIES AND STOCKHOLDERS'
           EQUITY


           Current liabilities:


           Accrued expenses                   $   78,311     $   37,640
           Income taxes payable                   84,150         52,000
           Preferred stock, $.01 par
             value-shares authorized
             authorized 5,000; none
             issued                                   --             --
           Common stock, subject to
             possible redemption,
             89,940 shares at
             conversion value                    969,703        932,316
           Common stock, $.01 par value-
             shares authorized 10,000,000;
             issued and outstanding 833,250
             (which includes 89,940 shares
             subject to possible
             conversion) respectively              7,434          7,434

           Additional paid-in capital          5,436,065      5,436,065
           Earnings accumulated during
             development stage                   116,601         53,304
                                              ----------      ---------

             Total                            $6,692,264     $6,518,759
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



                                                     Common Stock subject
                                                              to
                                 Common Stock        possible redemption
                              ------------------     -------------------
                              Shares      Amount      Shares      Amount
                              ------      ------      ------     -------
           Balance at
             December 31,
             1995            743,310     $7,434      89,940     932,316

           Net Income             --         --          --          --

           Accretion to
             redemption
             value of
             common stock         --         --          --      37,387
                             -------     ------      ------    --------
           Balance at
             September 30,
             1996            743,310     $7,434      89,940    $969,703
                             =======     ======      ======    ========

                                                           Earnings
                                                           (deficit)
                                                          accumulated
                                            Additional    during the
                                             paid-in      development
                                             capital         stage
                                            ----------    -----------
           Balance at December 31, 1995    $5,436,065     $ 53,304

           Net Income                                      100,684

           Accretion to redemption                 --      (37,387)
             value of common stock         ----------     --------

                                           $5,436,065     $116,601
           Balance at September 30, 1996   ==========     ========


           See accompanying notes to financial statements

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS


                                           9 Months Ended   9 Months Ended
                                           Sept. 30, 1996   Sept. 30, 1995
                                           --------------   --------------

           Cash flows from operating
             activities:
             Net income                       $  100,684     $   30,762
             Adjustments to reconcile net
               income to net cash used in
               operating activities:
                 Accrued interest income        (255,412)      (117,666)
             Change in assets and
               liabilities:
               Accrued expenses                   40,671          2,500
               Income taxes payable               32,105         (6,000)
               Deferred acquisition costs        (21,099)          -
                                              ----------     ----------

           Net cash used in operating
             activites                          (103,006)       (13,343)
                                              ----------     ----------

           Cash flows from investing
             activities:

             Purchase of US Treasury Bills    (6,412,283)    (5,999,218)
             Proceeds from US Treasury
               Bills                           6,412,000           -
                                              ----------     ----------
             Net Cash used in Investing
               Activities                             (-)    (5,999,218)
                                              ----------     ----------


           Cash flows from financing
             activities:

             Proceeds from sale of common
               stock                                -         6,260,457
             Net proceeds from public
               offering                             -            63,043
                                              ----------     ----------

             Net cash provided by financing
               activities                           -         6,323,500
                                              ----------     ----------

             Net increase (decrease) in
               cash and cash equivalents        (103,006)       310,939
              Cash and cash equivalents,
                beginning of period              305,171         11,096
                                              ----------     ----------

              Cash and cash equivalents,
                end of year                   $  202,165     $  322,035
                                              ==========     ==========



                                                Period January 1, 1993
                                                   To Sept. 30, 1996
                                                ----------------------

           Cash flows from operating
             activities:
             Net income                                $  187,021
             Adjustments to reconcile net
               income to net cash used in
               operating activities:
                 Accrued interest income                 (469,782)
             Change in assets and
               liabilities:
               Accrued expenses                            78,311
               Income taxes payable                        84,150
               Deferred acquisition costs                 (21,099)
                                                       ----------

           Net cash used in operating
             activites                                   (141,399)
                                                       ----------

           Cash flows from investing
             activities:

             Purchase of US Treasury Bills            (12,411,501)
             Proceeds from US Treasury
               Bills                                    6,412,283
                                                       ----------
             Net Cash used in Investing
               Activities                              (5,999,218)
                                                       ----------

           Cash flows from financing
             activities:

             Proceeds from sale of common
               stock                                    6,260,457
             Net proceeds from public
               offering                                    82,325
                                                       ----------

             Net cash provided by financing
               activities                               6,342,782
                                                       ----------

             Net increase (decrease) in
               cash and cash equivalents                  202,165
             Cash and cash equivalents,
                beginning of period                          -
                                                       ----------

              Cash and cash equivalents,
                end of year                            $  202,165
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


          2. INVESTMENTS

          The Company has invested the majority of the proceeds from the initial public offering in United States Treasury Bills. These treasury bills, which were purchased at a discount, are presented at their accreted cost. The treasury bills matured in October 1996 and were reinvested in treasury bills to mature November 14, 1996.

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

          Subsequent Event:
          ----------------

               On November 1, 1996, the Company and Hollis-Eden, Inc., a Delaware corporation ("Hollis-Eden"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, among other things, the Company will acquire Hollis-Eden through the merger of Hollis-Eden with and into the Company (the "Merger"), with the Company being the surviving corporation to the Merger. Hollis-Eden is a Portland, Oregon based bio-pharmaceutical company engaged in the development and commercialization of safe and cost effective therapeutic/preventative agents for the treatment of viral and immune disorders.

               Pursuant to the Merger Agreement, which is subject to the satisfaction of certain closing conditions, including the approval by stockholders of the Company and Hollis-Eden and satisfactory completion of due diligence by the Company, each outstanding share of Hollis-Eden common stock will be exchanged for one share of surviving corporation common stock and each outstanding warrant or option to acquire Hollis-Eden Common Stock will be converted into warrants and options, as the case may be, to acquire surviving corporation common stock. As a result of the Merger, and based upon the capitalization of Hollis-Eden, the surviving corporation will issue 4,911,004 shares of common stock and options and warrants to acquire an additional 2,229,650 shares of common stock. Upon completion of the Merger, the surviving corporation will change its name to Hollis-Eden Pharmaceuticals, Inc. The Merger Agreement further provides that each stockholder of the Company who possesses the right to have his stock redeemed in lieu of participating in the Merger shall be entitled to receive additional shares of surviving corporation common stock twenty-four months after the consummation of the Merger if the average public trading price for the surviving corporation does not equal or exceed $20 per share for a specified period of time within such twenty-four month period.

               Hollis-Eden has advised the Company that Hollis-Eden believes that its initial drug discovery, INACTIVIN(TM), presents the potential for a safe, efficacious and cost-effective strategy in the treatment of HIV/AIDS. Hollis-Eden has further advised the Company that Hollis-Eden expects to enter PHASE II trials with the Food and Drug Administration on INACTIVIN(TM) upon the consummation of the Merger.


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

          Dated:    November 8, 1996

                               EXHIBIT INDEX

                Exhibit       Description
                -------       -----------

                   27         Financial Data Schedule