Form 10-K
period 1996-12-31
INITIAL ACQUISITION CORP
filed 1997-02-20
CIK 899394

--------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                         -----------------------------------

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996  Commission File Number 33-60134

                              INITIAL ACQUISITION CORP.
                              -------------------------
                (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      13-3197002
     ----------------------------------                   ----------------------
     (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                    Identification No.)

        810 SEVENTH AVENUE
        NEW YORK, NEW YORK                                      10019
     ------------------------------                    -------------------------
     (Address of principal executive offices)                (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 333-2620

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                         None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, $.01 par value per share
                        Class A Common Stock Purchase Warrants
                      Redeemable Class B Unit Purchase Warrants
                                        Units

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
               YES  X    NO
                   ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.
               YES  X    NO
                   ---      ---

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1997 was $7,296,218.70

        As of January 30, 1997, there were 833,250 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement for the Registrant's 1997 Annual and Special Meeting of Stockholders, which has been filed with the Securities and Exchange Commission, is incorporated by reference into Part III of this Annual Report on Form 10-K.
     --------------------------------------------------------------------------

                                        PART I
                                        ------

     ITEM 1.   BUSINESS
               --------

     GENERAL

          Initial Acquisition Corp. ("IAC" or the "Company") is a "blank check" or "blind pool" company, formed on November 18, 1992, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business").

          The Company is seeking to acquire a Target Business primarily located in the United States, but its efforts will not be limited to a particular industry. In seeking a Target Business, the Company will consider without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: health care and health products, educational services, environmental services, consumer related products and services (including amusement and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) are engaged in wholesale or retail distribution. The Company will not acquire a Target Business unless the fair market of such business, as determined by the Company based upon standards generally accepted by the financial community, including revenues, earnings, cash flow and book value (the "Fair Market Value"), is at least 80% of the net assets of the Company at the time of the consummation of a Business Combination (the "Fair Market Value Test"). If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. (the "NASD") with respect to the satisfaction of such criteria. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, in all likelihood, as a result of its limited resources, the Company will have the ability to effect only a single Business Combination. To date, the Company has not entered into any agreements to effect a Business Combination. On November 1, 1996, the Company entered into an Agreement and Plan of Merger to effect a Business Combination with Hollis-Eden, Inc., a Portland, Oregon based biopharmaceutical company. See "-- Proposed Merger with Hollis-Eden, Inc."

          The Company has engaged Gruntal & Co., Incorporated, an investment banking firm and a member of the New York Stock Exchange, Inc. and the NASD ("Gruntal"), to aid in structuring and negotiating a Business Combination.

          On May 23, 1995 (the "Closing Date"), the Company consummated its initial public offering (the "Offering") of (a) 600,000 units (the "Units"), each Unit consisting of (i) one share of common stock, $.01 par value per share (the "Common Stock"), and (ii) one Class A Common Stock Purchase Warrant (the "Class A Warrants") entitling the holder thereof to purchase one share of Common Stock, and (b) 255,000 Redeemable Class B Unit Purchase Warrants (the "Class B Warrants"; the Class A Warrants and Class B Warrants are sometimes hereinafter collectively referred to as the "Warrants"), each such Class B Warrant entitling the holder thereof to purchase one Unit. On the Closing Date, the Registrant received net proceeds of approximately $6,300,000 (the "Net Proceeds"), after giving effect to the payment of all underwriting discounts, the underwriters' non-accountable expense allowance and offering expenses. Pursuant to the terms of the Offering, $6 million of the Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow with The Chase Manhattan Bank, N.A. (the "Proceeds Escrow Agent"), subject to release upon the earlier of written notification by the Company to the Proceeds Escrow Agent (i) of the Company's completion of a transaction or series of transactions in which at least 50% of the gross proceeds from the Offering are committed to a specific line of business as a result of a consummation of a Business Combination (including any redemption payments), or (ii) to distribute the escrowed proceeds, in connection with a liquidation of the Company, to the holders of Common Stock purchased as part of the Units sold in the Offering or in the open market thereafter. The Company will notify the NASD prior to the release of funds from the escrow account. The escrowed Net Proceeds have been invested in United States treasury bills and commercial paper.

          The Company's executive office is located at 810 Seventh Avenue, 27th Floor, New York, New York 10019 and its telephone number is (212) 333-2620.

     PROPOSED MERGER WITH HOLLIS-EDEN, INC.

             On November 1, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollis-Eden, Inc. ("Hollis-Eden"), a Portland, Oregon based biopharmaceutical company engaged in developing therapeutic and preventative pharmaceutical agents for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV and AIDS. The Merger Agreement calls for the merger (the "Proposed Merger") of Hollis-Eden with and into the Company, with the Company being the surviving corporation to the Proposed Merger (the "Surviving Corporation"). Upon consummation of the Proposed Merger, (i) each of the 4,911,004 outstanding shares of Hollis-Eden common stock, par value $.0001 per share, will cease to be outstanding and shall be converted into the right to receive one share of Common Stock of the Company, (ii) each of the 4,679,650 outstanding warrants and options to acquire shares of Hollis-Eden common stock will cease to be outstanding and shall be converted into the right to receive comparable warrants and options to acquire shares of common stock of the Company, (iii) the Company will change its name to Hollis-Eden, Inc. and (iv) the business of the Company will be that of Hollis-Eden. The Proposed Merger is subject to numerous conditions, including without limitation, approval by the stockholders of each of the Company and Hollis-Eden. See "-- Stockholder Approval of Business Combination."

     SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

          Management of the Company has substantial flexibility in identifying and selecting a prospective Target Business within the specified businesses. However, the Company's flexibility is limited to the extent that it must satisfy the Fair Market Value Test. If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of the NASD) with respect to the satisfaction of such criteria. In evaluating a prospective Target Business, management will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business;
     (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; and (x) the regulatory environment in which the Target Business operates.

          The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objectives. In connection with its evaluation of a prospective Target Business, management, with the assistance of Gruntal, anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

          The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officer and its directors intend to devote only a small portion of their time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, each officer and director of the Company will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

          The Company anticipates that various prospective Target Businesses will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, directors and their affiliates. While the Company has not engaged the services of professional firms that specialize in finding business acquisitions on any formal basis (other than Gruntal), the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Target Business.

          As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Business Combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or any relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

          The Company may utilize cash derived from the Net Proceeds of the Offering, equity securities, debt securities or bank borrowings or a combination thereof as consideration in effecting a Business Combination. Although the Company's Board of Directors will have the power to issue any or all of the authorized but unissued shares of Common Stock following the consummation of the Offering, the Company has agreed that until May 15, 1997 it will not issue any securities or grant options or warrants to purchase any securities of the Company without the consent of the representatives in the Offering, except in connection with effecting a Business Combination. Other than the Proposed Merger, which is subject to numerous conditions, the Company has no commitments to date to issue any shares of Common Stock or options or warrants. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of the Proposed Merger or a Business Combination, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carryforwards, if any.

          There currently are no limitations on the Company's ability to borrow funds to effect a Business Combination. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

     STOCKHOLDER APPROVAL OF BUSINESS COMBINATIONS

          The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the Business Combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with such approval, the Company intends to provide stockholders with complete disclosure documentation, including audited financial statements, concerning a Target Business. All of the Company's stockholders immediately prior to the Closing Date of the Offering, including all directors and the Company's executive officer, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("non-affiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of Common Stock voted by the stockholders (in person or by proxy). In addition, the Delaware General Corporation Law requires approval of certain mergers and consolidations by the holders of a majority of the outstanding stock entitled to vote thereon. Holders of Warrants who otherwise do not own any shares of Common Stock will not be entitled to vote on any Business Combination.

     REDEMPTION RIGHTS

          At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") each of the non-affiliated public stockholders of the Company the right, for a specified period of time of not less than 20 calendar days, to redeem his shares of Common Stock at a price equal to the Liquidation Value (as defined below) of such shares as of the record date established for determining the stockholders entitled to vote with respect to the approval of a Business Combination (the "Record Date"). The Redemption Offer will be described in the disclosure documentation relating to the proposed Business Combination. The "Liquidation Value" for each share of Common Stock will be determined as of the Record Date by dividing (A) the greater of (i) the Company's net worth as reflected in the Company's then current financial statements as audited by the Company's independent accountants, or (ii) the amount of the proceeds of the Company in the escrow account (including interest earned thereon) by (B) the number of shares held by non-affiliated public stockholders. In connection with the Redemption Offer, if non-affiliated public stockholders holding less than 15% of the shares of Common Stock elect to redeem their shares, the Company may, but will not be required to, proceed with such Business Combination and, if the Company elects to so proceed, will redeem such shares at their Liquidation Value as of the Record Date. In any case, if non-affiliated public stockholders holding 15% or more of the Common Stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. Purchasers of 30,000 shares of Common Stock in a private placement by the Company in February 1993 (the "Placement Shares") and holders of Warrants will only be allowed to participate in a Redemption Offer if they otherwise own shares of Common Stock and, in that instance, only with respect to those shares of Common Stock.

     ESCROW OF OUTSTANDING SHARES

          Pursuant to the terms of the Offering, all of the shares of Common Stock of the Company outstanding immediately prior to the Closing Date of the Offering were placed in escrow with the Proceeds Escrow Agent, until the earlier of (i) the occurrence of the consummation of the first Business Combination, (ii) November 15, 1996, or (iii) May 15, 1997 if, prior to November 15, 1996, the Company has become a party to a letter of intent or a definitive agreement to effect a Business Combination (the "Extension Criteria"). The Merger Agreement to effectuate the Proposed Merger was entered into on November 1, 1996, and, as such, the Extension Criteria has been satisfied. During the escrow period, the holders of escrowed shares of Common Stock will not be able to sell or otherwise transfer their respective shares of Common Stock (with the exceptions described below), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote escrowed shares of Common Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public stockholders with respect to a consummation of a Business Combination or liquidation proposal, but excluding the right to request the redemption of escrowed shares pursuant to a Redemption Offer. Subject to compliance with applicable securities laws, any such holder may transfer his or her Common Stock held in escrow to a family member (with the consent of the Representative which will not be unreasonably withheld) or in the event of the holder's death by will or operation of law, provided that any such transferee must agree as a condition to such transfer to be bound by the restrictions on transfer applicable to the original holder and, in the case of present stockholders other than the holders of the Placement Shares, that the transferor (except in the case of death) will continue to be deemed the beneficial owner (as defined in Regulation 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of such transferred shares.

          Each of the executive officer and the other directors of the Company has agreed to surrender his shares to the Company at the purchase price at which such shares were acquired ($.10 per share) if he resigns prior to the occurrence of the consummation of the first Business Combination.

     POSSIBLE LIQUIDATION OF THE COMPANY IF NO BUSINESS COMBINATION

          If the Company does not effect a Business Combination by May 15, 1997, the Company will submit for stockholder consideration a proposal to liquidate the Company and distribute to the then holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amounts in the interest bearing escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after appropriate provision has been made for the payment of liquidating distributions upon each class of stock, if any, having preference over the Common Stock. Since the proceeds to the Company from the sale of the Class B Warrants in the Offering were, and will continue to be used to cover all the expenses incurred by the Company in the Offering, including the underwriters' discounts and the representatives' non-accountable expense allowance, and to fund the Company's operating expenses, including investment banking fees and the costs of business, legal and accounting due diligence on prospective Target Businesses, until the consummation of a Business Combination, the amount per share remaining for distribution, in the event of a liquidation of the Company, to the holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, and exclusive of any income earned on the proceeds held in the escrow account maintained by the Proceeds Escrow Agent, will be approximately equal to the $10.00 initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants included in the Units offered thereby). All of the Company's stockholders immediately prior to the Closing Date of the Offering, including the Company's executive officer and other directors, will be required to vote their shares of Common Stock in accordance with the vote of the majority of all non-affiliated public stockholders of the Company with respect to any liquidation proposal. Holders of Warrants, however, will only be entitled to vote on any liquidation proposal, and allowed to participate in any liquidation distribution, if they purchased shares of Common Stock in the Offering or on the open market thereafter, but only as to any shares of Common Stock so purchased. In addition, stockholders of the Company immediately prior to the Closing Date of the Offering, including officers and directors, will not participate in any liquidation distribution with respect to the shares of Common Stock owned by them immediately prior to the Closing Date of the Offering.

     COMPETITION

          The Company encounters intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive Business Combination prospects.

          In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, the Company will have the resources to compete in the industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

     EMPLOYEES

          The Company, at December 31, 1996, employed only one person, Mr. Salvatore J. Zizza, the Company's Chairman, President and Treasurer, on a part-time basis.

     ITEM 2.   DESCRIPTION OF PROPERTIES
               -------------------------

          The Company's principal office is located in New York, New York, where it occupies the offices of Zizza & Company ("Zizza Corporation"), a corporation controlled by Salvatore J. Zizza, the Company's Chairman of the Board, President and Treasurer. The Company leases this space pursuant to an oral agreement. The Company intends to occupy this space until it effects a Business Combination. The Company pays Zizza Corporation a monthly payment of $2,500 for rent, office and secretarial services.

          The Company believes that this facility is well maintained and adequate to meet its needs in the foreseeable future pending the consummation of a Business Combination.


     ITEM 3.   LEGAL PROCEEDINGS
               -----------------

          At this time, the Company is not involved in any pending or threatened legal proceedings involving it or any of its assets.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

          No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1996.


                                       PART II
                                       -------


     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               -------------------------------------------------------------
               MATTERS
               -------

          Since May and June 1995, the Company's Common Stock, Class A Warrants, Class B Warrants and Units have been quoted and traded on the OTC Electronic Bulletin Board under the symbols "IACQ", "IACQW", "IACQZ" and "IACQU", respectively.

          The following table sets forth the quarterly high and low bid quotations on the OTC Electronic Bulletin Board for the securities of the Company set forth above for the periods indicated below. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions or necessarily represent actual transactions.

     COMMON STOCK                        HIGH        LOW
     ------------                        ----        ---

     1995
     ----
     June 28 through June 30            $8.875     $8.750
     July 1 through September 30         9.000      8.500
     October 1 through December 31       8.875      8.625

     1996
     ----
     January 1 through March 31        $10.125     $8.875
     April 1 through June 30            10.625      9.250
     July 1 through September 30         9.875      9.250
     October 1 through December 31      11.250      8.875

     CLASS A WARRANTS                    HIGH        LOW
     ----------------                    ----        ---

     1995
     ----
     June 29 through June 30            $0.625     $0.500
     July 1 through September 30         0.750      0.500
     October 1 through December 31       0.750      0.375

     1996
     ----
     January 1 through March 31         $0.750     $0.500
     April 1 through June 30             1.125      0.625
     July 1 through September 30         1.000      0.625
     October 1 through December 31       1.000      0.625

     CLASS B WARRANTS                    HIGH        LOW
     ----------------                    ----        ---

     1995
     ----
     May 16 through June 30             $5.500     $4.500
     July 1 through September 30         5.250      4.500
     October 1 through December 31       5.000      1.000

     1996
     ----
     January 1 through March 31         $5.250     $3.750
     April 1 through June 30             6.000      4.500
     July 1 through September 30         6.000      4.250
     October 1 through December 31       6.000      3.250

     UNITS                               HIGH        LOW
     -----                               ----        ---

     1995
     ----
     May 16 through June 30             $10.000    $8.875
     July 1 through September 30         10.000     9.500
     October 1 through December 31       10.000     9.375

     1996
     ----
     January 1 through March 31         $10.000    $9.000
     April 1 through June 30             10.000     9.625
     July 1 through September 30         10.125     9.625
     October 1 through December 31       11.125     9.500

        As of January 29, 1997, there were 38 holders of record of the Company's Common Stock, two holders of record of Class A Warrants and seven holders of record of Class B Warrants. Since certain of the shares of the

     Company's Common Stock and Class A and B Warrants and Units are held in street name, it is believed that there are substantial additional beneficial holders of IAC Common Stock and Class A and B Warrants.

        The Company has never declared any cash dividends with respect to its shares of Common Stock and does not anticipate that dividends will be declared in the foreseeable future as all available cash will be utilized for use in the Company's business.

     ITEM 6.   SELECTED FINANCIAL DATA
               -----------------------

        The selected historical financial information of the Company set forth below should be read in conjunction with the audited financial statements of the Company and notes thereto contained elsewhere in this Annual Report on Form 10-K.

        The statement of operations data for the year ended December 31, 1996, 1995 and 1994, and the balance sheet data as of December 31, 1996 and 1995, are derived from, and are qualified by reference to the audited financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1993 and the balance sheet data as of December 31, 1994 and 1993 are derived from audited financial statements of the Company not included herein. No cash dividends have ever been declared or paid on shares of the Company's Common Stock.

                                        YEAR ENDED DECEMBER 31,
                           --------------------------------------------------
     STATEMENT OF             1996          1995          1994         1993
     OPERATIONS DATA:         ----          ----          ----         ----
     Interest income . .    $345,484      $224,305     $   -0-      $    -0-

     General and
       administrative       $160,309      $ 71,782     $ 7,000      $  7,186
       expenses  . . . .

     Net income (loss) .    $114,175      $100,523     $(7,000)     $ (7,186)

     Net income (loss)
     per common share. .    $   0.14      $   0.16     $  (.03)    $    (.03)

     Weighted average
      shares                 833,250       608,250     233,250       233,250
      outstanding  . . .

     BALANCE SHEET
      DATA:
     Total assets  . . .  $6,830,530    $6,518,759     $74,139       $81,139

     Redeemable common      $981,349      $932,316     $   -0-       $   -0-
     stock . . . . . . .

     Stockholders'        $5,561,945    $5,496,803     $68,139       $75,139
     equity  . . . . . .

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
               ----------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------
          The Company is a development stage company, and to date its efforts have been limited to organizational activities, consummating the Offering and seeking a Business Combination. The Company has not yet consummated a Business Combination. Accordingly, the Company will not achieve any operating revenues (other than investment income) until, at the earliest, the consummation of a Business Combination.

          The Company has used, and will continue to use the Net Proceeds of the Offering, together with the income and interest earned thereon, principally in connection with effecting a Business Combination, including selecting and evaluating potential Target Businesses and structuring and consummating a Business Combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services to the Company). The Company does not have discretionary access to the income on the monies in the escrow account and stockholders of the Company will not receive any distribution of the income (except in connection with a liquidation of the Company) or have any ability to direct the use or distribution of such income. Thus, such income will cause the amount in escrow to increase. The Company cannot use the escrowed amounts to pay the costs of evaluating potential Business Combinations and used and will continue to use the proceeds from the sale of the Class B Warrants in the Offering to cover all the expenses incurred by the Company in the Offering, to pay Proceeds Escrow Agent, and to pay the costs of evaluating potential Business Combinations, including investment banking fees and the costs of business, legal and accounting due diligence on prospective Target Businesses. In addition, such funds will be used for the general and administrative expenses of the Company, including legal and accounting fees and administrative support expenses in connection with the Company's reporting obligations to the Securities & Exchange Commission. The Company does not anticipate such fees and administrative expenses will exceed $100,000 per year.

          The Company also has retained Gruntal, for the 18 month period commencing as of May 15, 1995 (the "Engagement Period"), to aid in structuring and negotiating Business Combinations. Gruntal has been and will continue to be paid an engagement fee of $3,500 per month during the Engagement Period, with maximum compensation payable thereunder to Gruntal limited to $63,000 for such 18-month period, or $84,000 if the Extension Criteria are satisfied and the agreement with Gruntal is extended for the full six months. Gruntal was issued 15,000 shares of Common Stock at a price of $.10 per share as additional compensation for its agreement to act as the Company's investment banker.

          If requested by the Company, and assuming no conflict of interest, Gruntal also will be retained by the Company to render a fairness opinion in connection with the consummation of a Business Combination in consideration of a fee of $50,000, reduced by the monthly retainer fees previously paid to Gruntal. If Gruntal identifies the Target Business with which the Company effects a Business Combination and the transaction is consummated, it will receive additional compensation from the Company, the amount and form of which will be subject to good faith negotiations between management of the Company and Gruntal at the time of the introduction of the Target Business to the Company. Management has not yet determined the criteria to be used in determining the amount of the additional compensation to be payable to Gruntal or whether a maximum dollar amount will be set. The Company will not issue its shares in lieu of cash.

          As a result of the Offering, the Company has sufficient available funds, assuming that a Business Combination is not consummated, to operate until at least May 15, 1997. To the extent that Common Stock is used as consideration to effect a Business Combination, the balance of the Net Proceeds of the Offering not theretofore expended will be used to finance the operations of the Target Business. The Company has not incurred any debt in connection with its organizational activities. No cash compensation will be paid to any officer or director until after the consummation of the first Business Combination. Since the role of present management after a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after a Business Combination.

          The net proceeds from the sale of the Class B Warrants in the Offering not immediately required for the purposes set forth above have been invested in general debt obligations of the United States Government or other high-quality, short-term interest-bearing investments. The Company believes that, in the event a Business Combination is not effected in the time allowed and to the extent that a significant portion of the Net Proceeds of the Offering is not used in evaluating various prospective Target Businesses, the interest income derived from investment of such Net Proceeds during such period may be sufficient to defray continuing general and administrative expenses, as well as costs relating to compliance with securities laws and regulations (including associated professional fees).

          In the event that the Company does not effect a Business Combination by May 15, 1997, the Company will submit for stockholder consideration a proposal to liquidate the Company and distribute to the then holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amount held in the escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after appropriate provision has been made for the payment of liquidation distributions upon each class of stock, if any, having preference over the Common Stock. To the extent that a Business Combination is not effected in the time allowed and the Company's stockholders determine not to liquidate the Company, the Company believes that income from the escrow account, together with a small portion of the net proceeds from the sale of the Class B Warrants in the Offering, may be sufficient to defray continuing expenses for a period of several additional years until the Company consummates a Business Combination. Since all stockholders of the Company immediately prior to the Closing Date of the Offering have agreed to waive their respective rights to participate in a liquidation distribution occurring prior to the first Business Combination, all of the assets of the Company, including any income and interest earned on the proceeds of the Offering, which may be distributed upon such liquidation would be distributed to the owners of the Common Stock issued as part of the Units in the Offering or in the open market thereafter.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

          The financial statements and supplementary data listed in Item 14(a)(1) and (2) are included in this report beginning on page F-1.


     ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               ----------------------------------------------------

          None.


                                       PART III
                                       --------

          Incorporated by reference to the Company's definitive proxy statement for its 1997 Annual and Special Meeting of Stockholders, which definitive proxy statement has been filed with the Securities and Exchange Commission.


                                       PART IV
                                       -------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K
               ---------------------------------------------------------------

          (a)  The following are filed as a part of this report.

          (1)  Financial Statements
               --------------------

                                                               Page
                                                               -----

      Report of Independent Certified Public Accountants  .     F-2

      Statements of Operations for the years ended December
        31, 1996, 1995 and 1994 and for the period January 1,
        1993 to December 31, 1996 . . . . . . . . . . . . .     F-3

      Balance Sheets - December 31, 1996 and 1995 . . . . .     F-4

      Statements of Common Stock, Common Stock Subject to
        Possible Redemption, Preferred Stock, Additional
        Paid-In Capital and Earnings Accumulated During
        the Development Stage for the period January 1,
        1993 to December 31, 1996 . . . . . . . . . . . . .     F-5

      Statements of Cash Flows for the Years Ended December
        31, 1996, 1995 and 1994 and for the period January 1,
        1993 to December 31, 1996 . . . . . . . . . . . . .     F-6

      Notes to Financial Statements . . . . . . . . . . . .     F-7

          (2)  Financial Statement Schedules
               -----------------------------

               None.

          (3)  Exhibits
               --------


      Exhibit
      -------
       No.                           Description
      -----                          -----------

      2.1 Agreement and Plan of Merger by and among the Registrant, Hollis-Eden, Inc., Mr. Salvatore J.
                 Zizza  and  Mr.  Richard  B.  Hollis,  dated  as  of
                 November  1,  1996  [incorporated  by  reference  to
                 Exhibit 2 to the Registrant's Registration Statement on Form S-4 (Commission File No. 33-18725) filed on December 24, 1996].

      3.1 Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      3.2 By-laws of the Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      4.1 Form of Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

     Exhibit
     -------
       No.                             Description
      -----                            -----------

      4.2 Warrant Agency Agreement between American Stock Transfer & Company and the Registrant, [incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      4.3 Form of Class A Common Stock Purchase Warrant of the Registrant [incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      4.4 Form of Class B Unit Purchase Warrant of the Registrant [incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      4.5 Representative's Warrant of the Registrant [incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      4.6 Representative's Warrant Agreement [incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      10.1 Form of Escrow Agreement for outstanding Common Stock of the Registrant [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      10.2 Engagement Letter, dated March 23, 1993, between Gruntal & Co. and the Registrant, [incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

      10.3 Employment Agreement between Lehigh Group, Inc. and Mr. Salvatore Zizza, [incorporated by reference to
                 Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-60134) filed on April 13, 1995].

          (b)  Reports on Form 8-K
               ------------------

               None.

                            INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

     Report of Independent Certified Public Accountants  . . . . . . . .   F-2

     Statements of Operations for the years ended December 31, 1996,
     1995 and 1994 and for the period January 1, 1993 to
     December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

     Balance Sheets - December 31, 1996 and 1995 . . . . . . . . . . . .   F-4

     Statements of Common Stock, Common Stock Subject to Possible
     Redemption, Preferred Stock, Additional Paid-In Capital and
     Earnings Accumulated During the Development Stage for the
     period January 1, 1993 to December 31, 1996 . . . . . . . . . . . .   F-5

     Statements of Cash Flows for the years ended December 31, 1996,
     1995 and 1994 and for the period January 1, 1993 to
     December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . .   F-7

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     Board of Directors and Stockholders of
         Initial Acquisition Corp.
         (a corporation in the development stage)
     New York, New York

     We have audited the accompanying balance sheets of Initial Acquisition Corp. (a corporation in the development stage), as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the years in the three year period ended December 31, 1996 and the period January 1, 1993 (inception) to December 31, 1996, and common stock, common stock subject to possible redemption, preferred stock, additional paid-in capital and earnings accumulated during the development stage for the period January 1, 1993 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Initial Acquisition Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996 and the period January 1, 1993 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.


     /s/ BDO Seidman, LLP
     --------------------------------
     BDO Seidman, LLP



     New York, New York

     January 10, 1997

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF OPERATIONS
                               ------------------------




                                       YEAR ENDED                 PERIOD
                                       DECEMBER 31,             JANUARY 1,
                           ----------------------------------    1993 TO
                                                               DECEMBER 31,
                              1996       1995        1994          1996
                           ---------  ---------   ----------   ------------

     INTEREST INCOME . .   $345,484   $224,305     $     --      $569,789

     GENERAL AND
     ADMINISTRATIVE
        EXPENSES . . . .   (160,309)   (71,782)      (7,000)     (246,277)

     PROVISION FOR TAXES    (71,000)   (52,000)          --      (123,000)
                           --------   --------     --------      --------


                           $114,175   $100,523     $ (7,000)     $200,512
     NET INCOME (LOSS) .   ========   ========     ========      ========

     EARNINGS (LOSS) PER   $    .14   $    .16     $   (.03)
     SHARE . . . . . . .   ========   ========     ========

     WEIGHTED AVERAGE
     COMMON SHARES          833,250    608,250      233,250
     OUTSTANDING . . . .   ========    =======     ========


               See accompanying notes to financial statements.

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    BALANCE SHEETS
                                    --------------



                                                      DECEMBER 31,
                     ASSETS                        1996            1995
                     ------                   ----------        ---------
     CURRENT ASSETS:
        Cash and cash equivalents  . . . .    $  146,863       $  305,171
        Investment in U.S. Treasury Bills      6,546,693        6,213,588
                                              ----------        ---------

              Total current assets . . . .     6,693,556        6,518,759

                                                 136,974               --
        Deferred acquisition costs . . . .    ----------        ---------

              Total  . . . . . . . . . . .    $6,830,530       $6,518,759
                                              ==========       ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

     LIABILITIES AND STOCKHOLDERS'
      EQUITY:
        Accrued expenses . . . . . . . . .      $164,236          $37,640
        Income taxes payable . . . . . . .       123,000           52,000
        Common stock, subject to possible
         redemption, 89,940 shares at
         conversion value  . . . . . . . .       981,349          932,316
        Preferred stock, $.01 par value -
         shares authorized 5,000; none
         issued  . . . . . . . . . . . . .            --               --
        Common stock, $.01 par value -
         shares authorized 10,000,000;
         issued and outstanding 833,250
         (which includes 89,940 shares
         subject to possible conversion) .         7,434            7,434
        Additional paid-in capital . . . .     5,436,065        5,436,065
        Earnings accumulated during              118,446           53,304
           development stage . . . . . . .     ---------      -----------

     COMMITMENTS . . . . . . . . . . . . .
                                              $6,830,530       $6,518,759
              Total  . . . . . . . . . . .    ==========       ==========


                See accompanying notes to financial statements.

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF COMMON STOCK, COMMON STOCK SUBJECT TO
                        POSSIBLE REDEMPTION, PREFERRED STOCK,
                 ADDITIONAL PAID-IN CAPITAL AND EARNINGS ACCUMULATED
                             DURING THE DEVELOPMENT STAGE
                     PERIOD JANUARY 1, 1993 TO DECEMBER 31, 1996
                     -------------------------------------------

                                                    COMMON STOCK
                                                   --------------
                                                SHARES        AMOUNT
                                                ------        -----

      BALANCE AT JANUARY 1, 1993  . . . .          --        $    --

         Issuance of founder's shares . .     188,250          1,883

         Sale of common stock . . . . . .      45,000            450

         Net loss . . . . . . . . . . . .          --             --
                                              -------         ------

      BALANCE AT DECEMBER 31, 1993  . . .     233,250          2,333

         Net loss . . . . . . . . . . . .          --             --
                                              -------         ------

      BALANCE AT DECEMBER 31, 1994  . . .     233,250          2,333

         Sale of 600,000 shares, net of
           underwriting discounts and
           offering costs . . . . . . . .     510,060          5,101

         Net income . . . . . . . . . . .          --             --

         Accretion to redemption value             --             --
           of common stock  . . . . . . .     -------         ------

      BALANCE AT DECEMBER 31, 1995  . . .     743,310          7,434
                                              -------         ------

         Net income . . . . . . . . . . .          --             --

         Accretion to redemption value of          --             --
           common stock . . . . . . . . .     -------         ------

      BALANCE AT DECEMBER 31, 1996  . . .     743,310         $7,434
                                              =======         ======


                                  COMMON STOCK SUBJECT
                                          TO                          EARNINGS
                                  POSSIBLE REDEMPTION               ACCUMULATED
                                  --------------------   ADDITIONAL  DURING THE
                                                          PAID-IN   DEVELOPMENT
                                    SHARES     AMOUNT      CAPITAL      STAGE
                                    ------     ------     ---------  ----------


      BALANCE AT JANUARY 1, 1993        --   $     --   $       --   $     --

         Issuance of founder's
          shares  . . . . . . .         --         --       16,942         --

         Sale of common stock .         --         --       63,050         --

         Net loss . . . . . . .         --         --           --     (7,186)
                                   -------   --------   ----------   --------

      BALANCE AT DECEMBER 31, 1993      --         --       79,992     (7,186)

         Net loss . . . . . . .         --         --           --     (7,000)
                                   -------   --------   ----------   --------

      BALANCE AT DECEMBER 31, 1994      --         --       79,992    (14,186)

         Sale of 600,000 shares,
          net of underwriting
          discounts and offering
          costs . . . . . . . .     89,940    899,283    5,356,073         --

         Net income . . . . . .         --         --           --    100,523

         Accretion to redemption        --     33,033           --    (33,033)
           value of common stock    ------   --------   ----------   --------

      BALANCE AT DECEMBER 31, 1995  89,940    932,316    5,436,065     53,304
                                    ------   --------   ----------   --------

         Net income . . . . . .         --         --           --    114,175

         Accretion to redemption        --     49,033           --    (49,033)
          value of common stock     ------   --------   ----------   --------

      BALANCE AT DECEMBER 31, 1996  89,940   $981,349   $5,436,065   $118,446
                                    ======   ========   ==========   ========

              See accompanying notes to financial statements.

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                        YEAR ENDED                   PERIOD
                                       DECEMBER 31,                JANUARY 1,
                             --------------------------------       1993 TO
                                                                  DECEMBER 31,
                              1996          1995         1994         1996
                              ----          ----         ----     ------------
      CASH FLOWS FROM OPERATING
       ACTIVITIES:

       Net income
         (loss) . . . .      $114,175      $100,523     $(7,000)      $200,512

       Adjustments to
         reconcile net
         income (loss) to
         net cash used in
         operating activities:

          Accrued interest
            income  . .      (333,105)     (214,370)         --       (547,475)

          Change in assets
            and liabilities:

             Accrued
              expenses.       126,596        31,640          --        164,236

             Income
              taxes            71,000        52,000          --        123,000
              payable .     ---------     ---------    --------     ----------

                Net cash
                 used in
                 operating    (21,334)      (30,207)     (7,000)       (59,727)
                 activities ---------     ---------    --------     ----------

      CASH FLOWS FROM INVESTING
       ACTIVITIES:

        Purchase of
         U.S. Treasury
         Bills            (25,859,849)   (5,999,218)         --    (31,859,067)

       Proceeds from
         U.S.
         Treasury          25,859,849            --          --     25,859,849
         Bills  . . . . .  ----------    ----------   ---------     ----------

                Net cash
                 used in
                 investing         --    (5,999,218)         --     (5,999,218)
                 activities  --------   -----------    --------     ----------

      CASH FLOWS FROM FINANCING
       ACTIVITIES:

       Deferred
         acquisition
         costs               (136,974)           --          --       (136,974)

       Proceeds from
         sale of common
         stock  . . . . .          --            --          --         82,325

       Net proceeds from
         public offering           --     6,260,457          --      6,260,457

       Deferred
         registration              --        63,043     (10,821)            --
         costs              ---------     ---------    ---------      ---------

                Net cash
                 provided
                 by (used
                 in)
                 financing   (136,974)    6,323,500     (10,821)     6,205,808
                 activities ---------    ----------    --------      ---------

      NET INCREASE (DECREASE)
       IN CASH AND CASH
       EQUIVALENTS  . .      (158,308)      294,075     (17,821)       146,863

      CASH AND CASH
       EQUIVALENTS,           305,171        11,096      28,917             --
       beginning of year     --------      --------     -------       --------

      CASH AND CASH
       EQUIVALENTS, end      $146,863      $305,171     $11,096       $146,863
       of year  . . . .      ========      ========     =======       ========


                     See accompanying notes to financial statements.

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------



     NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS
     ----------------------------------------------


         Initial Acquisition Corp. (the "Company") is a "blank check" or "blind pool" company which was formed on November 18, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). Operations and cash transactions did not occur until 1993; accordingly, financial statements have been presented commencing on January 1, 1993. The business objective of the Company is to effect a Business Combination with a Target Business which the Company believes has significant growth potential. To date, the Company has not effected a Business Combination.

         On May 23, 1995 (the "Closing Date" or "Effective Date"), the Company consummated its initial public offering (the "Offering") of (a) 600,000 units (the "Units"), each Unit consisting of (i) one share of common stock, $.01 par value per share (the "Common Stock"), and (ii) one Class A Common Stock Purchase Warrant (the "Class A Warrants") entitling the holder thereof to purchase one share of Common Stock, and (b) 255,000 Redeemable Class B Unit Purchase Warrants (the "Class B Warrants"), each such Class B Warrant entitling the holder thereof to purchase one Unit. On the Closing Date, the Registrant received net proceeds of approximately $6,300,000 (the "Net Proceeds"), after giving effect to the payment of all underwriting discounts, the underwriters' non-accountable expense allowance and Offering expenses. Pursuant to the terms of the Offering, approximately $6 million of Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow (the "Trust Fund") with The Chase Manhattan Bank, N.A., subject to release in accordance with the terms of the Offering. These Net Proceeds have been invested in United States Treasury Bills and Commercial Paper.

         On November 1, 1996, the Company signed a definitive agreement for the acquisition of a Target Business and will submit such transaction for stockholder approval (see Note 7). All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company (the "Initial Stockholders") have agreed to vote the shares of common stock owned by them immediately prior to the effective date of the Offering in accordance with the vote of the majority of all other shares of common stock (the "Public Shares") voted on in any Business Combination. The holders of the Public Shares are referred to herein as the "Public Stockholders". After consummation of the Company's first Business Combination, this voting safeguard will no longer be applicable.

         With respect to the Business Combination, any Public Stockholder who votes against the Business Combination may demand that the Company convert his shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares held by Public Stockholders. The Company will not consummate a Business Combination if 15% or more in interest of the Public Stockholders exercise their conversion rights. Accordingly, Public Stockholders holding 14.99% of the aggregate number of shares owned by all Public Stockholders may have their shares converted to cash in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (14.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheet at the redemption value.

         The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)
                          ----------------------------------

     consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. Upon the signing of the definitive merger agreement (see Note 7), such extension criteria were satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering.)



     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------

       Deferred Acquisition Costs


         The Company has deferred acquisition costs relating to a proposed merger (Note 7). The deferred acquisition costs will be charged to equity upon completion of the proposed merger. Should the proposed merger prove to be unsuccessful, the deferred costs, as well as additional expenses to be incurred, will be charged to operations.

       Supplemental Cash Flow Information

         The Company considers all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         The Company's cash and cash equivalents are carried at cost, which approximates market value, and consist of commercial paper. Cash equivalents as of December 31, 1996 are $125,000.

       Net Earnings Per Common Share

         Net earnings per common share for the years ended December 31, 1996, 1995 and 1994 are computed by dividing net earnings by the weighted average common shares outstanding during the year. The assumed exercise of common stock equivalents was not utilized since the effect was anti-dilutive.

       Income Taxes

         The Company follows the Financial Accounting Standards Board ("FASB") Statement No. 109. This statement requires that deferred income taxes be recorded following the liability method of accounting and be adjusted periodically when income tax rates change. Deferred taxes are not material.

       Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)
                       ----------------------------------------


     NOTE 3 - INVESTMENTS
     --------------------

         The Company had invested the majority of the proceeds from the Offering in United States Treasury Bills. These Treasury Bills, which were purchased at a discount, are presented at their accreted cost, which approximates market. The Treasury Bills mature in January 1997.

     NOTE 4 - INCOME TAXES
     ---------------------

         Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years' differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Valuation allowances are established for those income tax benefits where reliability is uncertain.

         Provision for income taxes consist of the following:


                                   1996        1995         1994
                                 --------    --------     --------
      Current:
           Federal               $45,000     $40,000      $    --

           State                  26,000      12,000           --
                                 -------     -------      -------

      Current tax expense        $71,000     $52,000      $    --
                                 =======     =======      =======

     NOTE 5 - COMMITMENT
     -------------------

        (a) The Company presently occupies office space provided by a stockholder. Such stockholder has agreed that, until the acquisition of a Target Business by the Company, he will make such office space, as well as certain office and secretarial service, available to the Company, as may be required by the Company from time to time at the rate of $500 per month. Upon completion of the Offering, in May 1995, the monthly payment increased to $2,500. Such costs reflected in the financial statements amount to $30,000, $20,000 and $6,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        (b) The Company has retained an investment banker, for the 18-month period commencing as of May 15, 1995 (the "Engagement Period"), to aid in structuring and negotiating Business Combinations. The investment banker has been and will continue to be paid an engagement fee of $3,500 per month during the Engagement Period, with maximum compensation payable thereunder limited to $63,000 for such 18-month period, or $84,000 if the extension criteria are satisfied and the agreement with the investment banker is extended for the

                              INITIAL ACQUISITION CORP.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)
                       ----------------------------------------


     full six months. In addition, in 1993, the Company issued 15,000 shares of common stock at a price $.10 per share for its agreement to act as the Company's investment banker.

     NOTE 6 - WARRANTS
     -----------------

         In April 1994, the Company issued warrants to purchase 160,000 units at $10.00 per unit, each unit to be identical to the Units issued in the Offering, exercisable until the fifth anniversary of the date of the Prospectus.

         In April 1994, the Company issued warrants to purchase up to 50,000 shares of Common Stock, at an exercisable price of $.10 per share, to an executive of the Company. These warrants are exercisable for the one-year period following the consummation of a Business Combination. At the time of a Business Combination, a compensation charge will be incurred for the difference between the exercise price and the fair market value of the shares purchased.


     NOTE 6 - WARRANTS (continued)
     -----------------------------

         In connection with the Offering, the Company issued warrants to the underwriters for 60,000 units at an exercise price of $11.00 per unit and 24,000 Class B warrants at an exercise price of $5.775 per unit. These warrants are exercisable for a period of four years commencing one year from the date of the Prospectus.


     NOTE 7 - PROPOSED MERGER
     ------------------------

         On November 1, 1996, the Company entered into a definitive merger agreement with Hollis-Eden, Inc., a development stage pharmaceutical company engaged in developing therapeutic and/or preventive pharmaceutical agents for the treatment of a number of diseases.

         The merger will be treated as a recapitalization of Hollis-Eden by an exchange of Hollis-Eden common stock for the net assets of the Company since the Hollis - Eden stockholders will receive new Company shares of stock representing approximately 85% of the Company's total outstanding shares.

         The merger is subject to a number of conditions, including approval by the stockholders of the Company.

                                     SIGNATURES
                                     ----------

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February, 1997.

                                   INITIAL ACQUISITION CORP.


                                   By: /s/ Salvatore J. Zizza
                                      ------------------------------------
                                        Salvatore J. Zizza, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



             Signature                       Title                  Date
             ---------                       -----                  ----


      /s/Salvatore J. Zizza    President, Chairman of the     February 19, 1997
      ---------------------    Board of Directors, Treasurer
       Salvatore J. Zizza      and Director (Principal
                               Executive, Financial and
                               Accounting Officer)

      ---------------------    Director                       February 19, 1997
      Sidney Dworkin


      ---------------------    Director                       February 19, 1997
      Herbert M. Paul


      /s/Richard L. Bready     Director                       February 19, 1997
      ---------------------
      Richard L. Bready


      /s/Alan P. Donenfeld     Director                       February 19, 1997
      ---------------------
      Alan P. Donenfeld

                            EXHIBIT INDEX

         Exhibit                 Description
         -------                 -----------

           27              Financial Data Schedule