Form 10-Q
period 1997-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1997-05-15
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
               Quarterly Report Under Section 13 or 15(d)
    X          Of the Securities Exchange Act of 1934
   ---
               For Quarterly Period Ended March 31, 1997

               Transition Report Pursuant to Section 13 or 15(d)
   ___         of the Securities Exchange Act 1934 for the period
                           from ___ to ___ .

                        HOLLIS-EDEN PHARMACEUTICALS, INC
                 (formerly known as Initial Acquisition Corp.)
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                 (State or other jurisdiction of incorporation)

     000-24672                                                 13-3197002
(Commission File No.)                                 (I.R.S. Employer Identification No.)

                         808 SW THIRD AVENUE, SUITE 540
                            PORTLAND, OREGON  97204
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (503)  226-1277


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X      NO

As of May 2, 1997 there were 6,652,618 shares of registrant's Common Stock, $.01 par value, outstanding.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)
                                   Form 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX


                                                                          Page
                                                                           No.
PART  I  Financial Information

  Item 1   Financial Statements                                            3

           Balance Sheet -
             March 31, 1997 and December 31, 1996                          3

           Statement of Operations -
             Three-Month Periods Ended March 31, 1996 and 1997
             and Period August 15, 1994 to March 31, 1997                  4

           Statement of Stockholders' Equity -
             Three Months Ended March 31,1997                              5

           Statements of Cash Flows -
             Three-Month Periods Ended March 31, 1996 and 1997
             and Period August 15, 1994 to March 31, 1997                  6

           Notes to Financial Statements                                   7

  Item 2   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                           11

PART II  Other Information

  Item 1  Legal Proceedings                                               14

  Item 2  Changes in Securities                                           14

  Item 3  Default upon Senior Securities                                  14

  Item 4  Submission of Matters to a Vote of Security Holders             14

  Item 5  Other Information                                               14

  Item 6  Exhibits and Reports on Form 8-K                                14

PART  I.     FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

                       HOLLIS EDEN PHARMACEUTICALS, INC.
                    (a corporation in the developing stage)

                                 BALANCE SHEETS

                                                           March 31,
                                                             1997             December 31,
                                                          (unaudited)             1996
                                                         --------------      --------------
ASSETS

Current Assets:
         Cash and cash equivalents                       $    6,469,105       $      17,914
         Prepaid expenses                                        20,939             116,885
         Deposits                                                   -               100,000
         Other receivable from related party                     43,944                 -
                                                         --------------       -------------
             Total current assets                             6,533,988             234,799

Property and equipment, net                                       6,153               6,407
                                                         --------------       -------------

             Total assets                                $    6,540,141       $     241,206
                                                         ==============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses           $      383,960       $     210,894
         Wages payable                                          137,396              96,771
         Income taxes payable                                   110,114                 -
         License fees payable to related party                  499,700             499,700
         R & D fees payable to related party                  1,500,000                 -
                                                         --------------       -------------
             Total liabilities                                2,631,170             807,365

Commitments and contingencies

       Stockholders' equity (deficit)
         Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding

         Common stock, $.01 and $.0001 par value,
         30,000,000 shares authorized; 5,794,254 and
         4,911,004 shares issued and outstanding                 57,944                 491
         Paid-in capital                                      8,857,636           2,074,307
         Deficit accumulated during development stage        (5,006,609)         (2,640,957)
                                                          -------------        ------------
             Total stockholders' equity (deficit)             3,908,971            (566,159)

             Total liabilities and stockholders' equity   $   6,540,141        $    241,206
                                                          =============        ============

      See accompanying notes to unaudited financial statements

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                    Period from
                                              3 Months           3 Months            inception
                                          Ended March 31,     Ended March 31,   (August 15, 1994) to
                                                1996               1997            March 31, 1997
                                          ---------------     ---------------   --------------------
Operating expenses:

  Research and development                 $       -            $ 1,573,680          $  3,387,718

  General and administrative               $       18,786           793,344          $  1,578,371
                                           --------------       -----------          ------------

    Total operating expenses                       18,786         2,367,024             4,966,089

Other income (expense):
  Interest income                                  -                  1,372                 7,104

  Interest expense                                 (3,142)             -                  (47,624)
                                           --------------       ------------          -----------

    Total other income (expense)                   (3,142)             1,372               (40,520)

Net loss                                   $      (21,928)      $ (2,365,652)         $ (5,006,609)
                                           ==============       ============          ============

Net loss per share                         $        (0.01)      $      (0.48)         $      (1.20)

Weighted average number of
common shares outstanding                       4,150,943          4,959,583             4,161,042




           See accompanying noted to unaudited financial statements

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                    Deficit
                                                  Common stock                    Accumulated
                                                  at par value      Capital in      during
                                              -------------------    excess of    development
                                                Shares    Amount     par value       stage          Total
                                              ---------  --------   -----------   ------------   -----------
Balance at December 31, 1996                   4,911,004   $   491   $ 2,074,307   $(2,640,957)   $  (566,159)

Recapitalization of Hollis-Eden for the net
  assets of Initial Acquisition Corp.            883,250    57,453     6,213,329        -           6,270,782
Warrants issued to certain director upon
  the successful closure of the merger            -           -          570,000        -             570,000
Net loss                                          -           -          -          (2,365,652)    (2,365,652)
                                              ----------   --------  -----------   -----------    -----------
  Balance at March 31, 1997                    5,794,254   $ 57,944  $ 8,857,636   $(5,006,609)   $ 3,908,971
                                              ==========   ========  ===========   ===========    ===========




          See accompanying notes to unaudited financial statements

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Period from
                                                     3 Months           3 Months            inception
                                                  Ended March 31,    Ended March 31,    (August 15, 1994) to
                                                       1996               1997            March 31, 1997
                                                  ---------------    ---------------    -----------------
Cash flows from operating activities:
  Net loss                                           $(21,928)         $(2,365,652)        $(5,006,609)

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                            -                    254                 848
  Common stock issued as consideration
    for amendments to the license agreements              -                    -                32,540
  Common stock issued as consideration for
    termination of a finance agreement                    -                    -                33,962
  Expense related to options issued as
    consideration to consultants                          -                  2,006               8,023
  Expense related to warrants issued to
    director for successful closure of merger             -                570,000             570,000

Changes in assets and liabilities:
  Prepaid expenses                                        -                 93,937              (4,893)
  Deposits                                                -                100,000                 -
  Other receivable from related party                     -                (43,944)            (43,944)
  Accounts payable and accrued expenses                18,286              173,066             383,960
  Wages payable                                           -                 40,625             137,396
  Accounts payable to related party                   (73,040)                 -                   -
  License fees payable to related party                   -                    -               499,700
  R & D fees payable to related party                     -              1,500,000           1,500,000
  Accrued interest expense                            (44,482)                 -                   -
  Income taxes payable                                    -                110,114             110,114
                                                     --------           ----------          ----------
     Net cash used by operating activities           (121,164)             180,406          (1,778,903)

Cash flow provided by investing activities:
  Purchase of property and equipment                      -                    -                (7,001)
                                                     --------           ----------         ------------
    Net cash used by investing activities                 -                    -                (7,001)

Cash flow provided by financing activities:
  Borrowings from related party                           -                 92,000             342,000
  Payments on note payable to related party          (250,000)             (92,000)           (342,000)
  Contributions from stockholder                          -                    -               103,564
  Net proceeds from sale of common stock                  -                    -             1,509,499
  Proceeds from issuance of debt                      371,164                  -               371,164
  Net proceeds from recapitalization                      -              6,270,782           6,270,782
                                                     --------           ----------          ----------
    Net cash from financing activities                121,164            6,270,782           8,255,009

Net increase in cash                                      -              6,451,188           6,469,105
Cash at beginning of period                               -                 17,917                 -
                                                     --------           ----------         -----------
Cash at end of period                                $    -             $6,469,105         $ 6,469,105
                                                     ========           ==========         ===========

         See accompanying notes to unaudited financial statements

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)



1.       BASIS OF PRESENTATION

The financial statements are presented in accordance with the requirements of Form 10-Q and Regulation 210 of S-X and consequently do not include all of the disclosures normally made in an annual Form 10-K filing. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included within: the Company's Annual Report on Form 10-K for the year ended December 31, 1996; the Company's Joint Proxy Statement and Prospectus on Form S-4 dated February 12, 1997; and the Company's Form 8- K dated April 10, 1997.

The December 31, 1996 financial information was derived from audited financial statements contained within the Company's form 8-K filed April 10, 1997.


2.       RECAPITALIZATION

On March 26, 1997, Hollis-Eden, Inc. ("Hollis-Eden"), a Delaware corporation, was merged with and into Initial Acquisition Corp. ("IAC"), a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated November 1, 1996, among IAC, Hollis-Eden, Mr. Salvatore J. Zizza and Mr. Richard B. Hollis (the "Merger Agreement"). Upon consummation of the merger of Hollis-Eden with IAC (the "Merger"), Hollis-Eden ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. IAC (now called Hollis-Eden Pharmaceuticals, Inc.) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes. The Merger is intended to be a tax-free reorganization for federal income tax purposes and is to be accounted for as a recapitalization of Hollis-Eden by an exchange of Common Stock of Hollis-Eden, $.0001 par value ("Hollis-Eden Common Stock"), for the net assets of IAC, consisting primarily of cash.

Under the terms of the Merger Agreement, each share of Hollis-Eden Common Stock outstanding immediately prior to the closing of the Merger converted into one share of Common Stock, $.01 par value, of Hollis-Eden Pharmaceuticals, Inc. Common Stock ("Company Common Stock"), and all warrants and options to purchase Hollis-Eden Common Stock outstanding immediately prior to the Merger converted into the right to receive the same number of shares of Company Common Stock.
At the closing of the Merger, 4,911,004 shares of Company Common Stock were issued, which represented approximately 85% of the shares of Company Common Stock outstanding immediately after consummation of the Merger.

For accounting and financial reporting purposes, the Merger was treated as a recapitalization of Hollis-Eden. Since IAC has had no business operations other than the search for a suitable target business, IAC's assets were recorded in the balance sheet of the Company at book value. The unaudited financial information contained in this document has been prepared on this basis.

Upon the consummation of the Merger, the Company had $6.5 million in cash and other receivables, and incurred transactions costs of approximately $230,000 associated with the Merger for a net proceeds totaling $6.3 million which was recorded as equity. Additional transaction costs totaling $4.7 million represents a charge for (i) warrants to purchase an aggregate of 452,830 shares of Company Common Stock at an exercise price of $2.48 issued to Laidlaw Equities upon the closing of the Merger pursuant to an agreement and (ii) an aggregate of 50,000 shares of Company Common Stock issued to Gruntal & Co. and Reid & Priest LLP upon the closing of the Merger. An estimate of $11.50 per share was used to calculate the charges which approximates fair market value. These charges constitute transaction fees and accordingly have been recorded as a charge to additional paid-in capital.

Upon the consummation of the Merger, pursuant to an agreement, the Company issued warrants to purchase an aggregate of 50,000 shares of Company Common Stock at an exercise price of $0.10 per share to a director and former officer. Additional paid-in capital was increased by $570,000 with an offsetting $570,000 charge recorded to operations during the three months ended March 31, 1997.

At the IAC Special Meeting, none of the IAC Non-Affiliate Stockholders elected to redeem their shares of IAC Common Stock and therefore may be eligible for Additional Merger Shares. See Note 3.

The Company's 1997 Stock Incentive Stock Option Plan became effective on February 5, 1997 and was approved by the stockholders on March 26, 1997. 1,000,000 shares of Company Common Stock have been authorized for issuance under the plan.


3.       ADDITIONAL MERGER SHARES

Pursuant to IAC's prospectus dated May 15, 1995, each of the IAC Non-Affiliate Stockholders (and each Initial IAC Stockholder who (i) participated in the February 1993 private placement of IAC securities and (ii) purchased shares of IAC Common Stock in the open market after May 15, 1995 (the "After Acquired Stock"), but only to the extent of the After Acquired Stock)) had the right (the "Redemption Right") to elect to have any or all of his or her shares of IAC Common Stock redeemed for approximately $11.00 per share (the "Redemption Value"). At the IAC Special Meeting, none of the IAC Non-Affiliate Stockholders elected to redeem their shares of IAC Common Stock. In connection with the Merger, IAC offered each IAC Non-Affiliate Stockholder the opportunity to exchange his or her Redemption Right for the right to receive additional shares of Company Common Stock ("Additional Merger Shares"), should any be issued.

In order to perfect the right to receive Additional Merger Shares, if any, an IAC Non- Affiliate Stockholder must (i) not have exercised his or her Redemption Right in connection with the Merger and (ii) prior to May 25, 1997 (60 days following March 26, 1997, the effective time of the Merger (the "Effective Time")), take whatever action that may be necessary to cause such IAC Non-Affiliate Stockholder to become the registered owner of his shares of Company Common Stock (each, a "Rights Share" and, collectively, the "Rights Shares"). By not exercising his or her Redemption Right in connection with the Merger, an IAC Non-Affiliate Stockholder shall be deemed to have waived his or her Redemption Right and accepted IAC's offer to receive the right to receive Additional Merger Shares, if any are issued (provided such IAC Non-Affiliate Stockholder is not a dissenting stockholder and becomes the registered owner of his or her shares of Company Common Stock as provided above). As soon as practicable after May 25, 1997, the Company will cause to be issued to each IAC Non-Affiliate Stockholder who shall have perfected his or her right to receive Additional Merger Shares, if any, certificates evidencing one right (each, a "Right" and, collectively, the "Rights") for each Rights Share held by such IAC Non-Affiliate Stockholder (the "Rights Certificates"). The Rights Certificates shall not be transferable, assignable, subject to pledge or otherwise alienable, and the registered holder of such Rights Certificates shall forfeit the number of Rights (the "Forfeited Rights") equal to the number of shares of Company Common Stock sold or otherwise transferred by such holder during the period commencing at the Effective Time and ending on the date that a final determination of whether any Additional Merger Shares will be issued is made (i.e., the second anniversary of the Effective Time) (the "Holding Period"). The Forfeited Rights, at the moment of such sale or transfer, shall be null and void and have no further force or effect.

Additional Merger Shares, if any, shall be issued to the holders of Rights Certificates who have not otherwise forfeited their Rights as a result of their selling or otherwise transferring shares of Company Common Stock during the Holding Period if, at no time during the 24-month period immediately following the Effective Time, the average closing price per share of Company Common Stock over a period of 20 consecutive trading days equals or exceeds $20.00 per share (subject to adjustment as set forth below). The Additional Merger Shares shall be issued in accordance with the records of the Company as promptly as practicable following the second anniversary of the Effective Time to those holders of Rights Certificates who have not otherwise forfeited their Rights. The number of Additional Merger Shares, if any, to be issued to the holders of the Rights Certificates shall be calculated as follows: each outstanding Right (i.e., any Right other than a Forfeited Right) shall entitle the holder thereof to the number of Additional Merger Shares equal to (a) the difference between
(i) $20.00 (subject to adjustment as set forth below) and (ii) the average of the highest 60 closing prices per share of Company Common Stock during the one-year period immediately prior to the second anniversary of the Effective Time (the "Sixty Day Average Price"), divided by (b) the Sixty Day Average Price. No fractional Additional Merger Shares shall be issued. In lieu thereof, any fractional shares shall be rounded to the nearest whole share of Company Common Stock. The amount of Additional Merger Shares, if any, to be issued shall be computed by the Company's independent public accountants as soon as practicable following the second anniversary of the Effective Time. The determination by such independent public accountants shall be final and binding on the Company and the holders of the Rights. Notwithstanding the foregoing, the Sixty Day Average Price shall in no event be less than $5.00 per share (subject to adjustment as set forth below).

In the event of a stock dividend, stock split, share combination, exchange of shares, recapitalization, merger, consolidation, acquisition or disposition of property or shares, reorganization, liquidation or other similar change or transaction of or by the Company following the Effective Time, the closing price per share of Company Common Stock and the Sixty Day Average Price shall be adjusted as appropriate to give proper effect to the event.

Notwithstanding the foregoing, the Company shall have the unilateral right to redeem and cancel all, but not less than all, of the Rights evidenced by the Rights Certificates, at a redemption price of $.001 per Right, if the Company, at any time during the Holding Period, closes an equity offering pursuant to which the Company (i) issues shares of Company Common Stock at a per share price of not less than $15.00 per share and (ii) raises net proceeds to the Company of not less than $10 million.

4.       NET LOSS PER SHARE

The weighted average shares outstanding used in the calculation of net loss per share includes the effect of the Merger as of March 26, 1997. The common stock equivalents have been excluded from the calculations because they have the effect of reducing the net loss per share.


5.       R & D EXPENSES

Concurrently with the Merger, the Company incurred a $1.5 million expense for research and development fees. These fees will be used by Edenland, Inc., a related party, as funding to continue the development of the Company's second drug candidate, REVERSIONEX.


6.       SUBSEQUENT EVENTS

On March 27, 1997, the Company sent a Notice of Redemption to holders of its Class A Common Stock Purchase Warrants, Class B Unit Purchase Warrants and certain management warrants stating that it would redeem all of such outstanding warrants on April 28, 1997 at a redemption price of $0.05. The right to exercise such Warrants terminated at 5:00 p.m. (New York time) on April 25, 1997. 603,415 of the Class A Common Stock Purchase Warrants and 254,950 Class B Unit Purchase Warrants were exercised into an aggregate of 858,365 shares of Company Common Stock. The gross proceeds to the Company were $5.5 million. The Company anticipates incurring approximately $100,000 in transaction costs associated with the exercise and redemption of the warrants which it will record against equity. This amount is a preliminary estimate and there can be no assurance that the Company will not incur additional charges to reflect costs associated with the exercise and redemption of the warrants.

The Company's trading symbol was changed on April 21, 1997 from IACQ to HEPH to reflect the name change to Hollis-Eden Pharmaceuticals, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Joint Proxy Statement and Prospectus on Form S-4 dated February 12, 1997.

GENERAL

Hollis-Eden Pharmaceuticals is a development stage pharmaceutical company engaged in developing therapeutic and/or preventative pharmaceutical agents for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV an AIDS. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of March 31, 1997, had an accumulated deficit of $5.0 million.

Hollis-Eden Pharmaceuticals believes that certain of its drug candidates may also be effective in the treatment of (i) other viral-caused disorders such as hepatitis-C, (ii) auto-immune diseases such as multiple sclerosis, psoriasis and rheumatoid arthritis and (iii) bacterial and parasitic diseases such as tuberculosis, malaria, toxoplasmosis and leishmania.

When and if any of the Company's drug candidates have been approved for commercial sale, the Company plans to market them in the United States. For international markets, the Company intends to develop strategic alliances with major pharmaceutical companies that have foreign regulatory expertise and established distribution channels, and will also consider corporate strategic partnerships and co-marketing agreements. No assurances can be given that any of the Company's drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Quarterly Report on Form 10-Q, as well as in the Company's Joint Proxy Statement and Prospectus on Form S-4 dated February 12, 1997.

RESULTS OF OPERATIONS

The Company has not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through March 31, 1997 and has devoted substantially all its resources to the payment of licensing fees (including research and development fees) and expenses related to the startup of its business. From inception until March 31, 1997, the Company incurred expenses of $3.4 million in research and development fees, $1.6 million in general and administrative expenses and $40,520 in net interest expenses resulting in a loss of $5.0 million for the period from inception to March 31, 1997. For the three months ended March 31, 1996, the Company incurred

$18,786 in general and administrative expenses and $3,142 in interest expense, resulting in a loss of $21,928. For the three months ended March 31, 1997, the Company incurred expenses of $1.6 million in research and development fees and $793,344 in general and administrative expenses and received $1,372 in net interest income, resulting in a loss of $2.4 million.

Concurrently with the Merger, the Company incurred significant non-recurring charges to operations that have been recorded as expenses during the quarter ended March 31, 1997. In particular, the Company incurred (i) a $1.5 million expense for research and development fees and (ii) a $570,000 charge relating to the issuance of warrants to a certain director and former officer. The $1.5 million research and development fees will be used by Edenland, Inc., a related party, as funding to continue the development of the Company's second drug candidate, REVERSIONEX.

The Company has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years as it increases expenditures on research and development and begins to allocate significant and increasing resources to its clinical testing and other activities. In addition, during the next few years, the Company will have to meet the substantial new challenge of developing the capability to market products. Accordingly, the Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of the Company's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any drug candidate to market.

On February 6, 1997, as part of an employment agreement, the Company granted a non-statutory stock option to its newly elected President, Terren S. Peizer, to purchase 2,400,000 shares of Company Common Stock at a price of $5.00 per share. This stock option vests ratably over a six-year period. The compensation expense charge is being calculated at fair value.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through the sale of shares of Common Stock and with loans from the Company's founder, Richard B. Hollis. At December 31, 1994, amounts borrowed from Mr. Hollis totaled $210,000 and were evidenced by an unsecured promissory note bearing interest at the rate of 15% per annum. During the year ended December 31, 1995, Mr. Hollis advanced the Company an additional $40,000 for the Company's license fee obligations and also loaned $73,040 to pay business expenses of the Company. As a result of these transactions, at December 31, 1995, the Company owed Mr. Hollis $323,040 plus accrued interest of $44,482, or a total of $367,522 (the "Hollis Debt"). In January 1996, the Company borrowed $367,522 from a group of private investors, including the brother of Mr. Hollis (the "Bridge Lenders"). The Company repaid the Hollis Debt from these proceeds.

During the year ended December 31, 1995, the Company received cash proceeds of $250,000 from the sale of its securities. In May 1996, the Company completed a private placement of shares of Common Stock, from which it received aggregate gross proceeds of $1.3 million. Concurrent with the closing of such private placement, the notes held by the Bridge Lenders were converted into 164,962 shares of Common Stock. In March, 1997, the Merger of IAC and Hollis-Eden provided the Company with of $6.5 million in cash and other receivables.

Under agreements with Dr. Patrick T. Prendergast, Colthurst Limited and Edenland, the Company is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. Under these licensing agreements, the Company is obligated to pay $600,000 by April 28, 1998. The $600,000 is a minimum fee payable by way of a five percent payment of the first $12.0 million of net proceeds or funds or investments required by or expended on behalf of the Company by way of equity sale, partnership agreement, loan, or other means. Following payment of the $600,000 fee, the Company is obligated to pay the licensors an aggregate of two and one-half percent of all such proceeds raised through April 28, 1998. An annual renewal license fee of $500,000 is due when one of the following events occur: the Company raises a predetermined amount of capital occurring after May 18, 1994; the Company sublicenses the technology received under the Colthurst license agreement; the Company generates sales; the Company licenses or funds new technologies not covered under the existing agreements; or a predetermined date in the future. An additional monthly license fee of $10,000 per month was paid beginning November 5, 1996 through the effective date of the Merger.

Under an existing Research, Development, and Option Agreement with Edenland and Dr. Patrick T. Prendergast, the Company is committed to pay $3.0 million for the development costs related to REVERSIONEX, the Company's second drug candidate. An amount of $1.5 million was recorded as a charge to operations upon the closing of the Merger and was paid in April 1997. The balance is due upon future funding events until the $3.0 million has been paid in full. In addition, Company has agreed to commit at least thirty percent of its annual research and development budget up to a maximum of $50.0 million during the term of the agreement, but at least a minimum of $2.0 million and a maximum of $10.0 million for any given calendar year, to pay development costs for REVERSIONEX or any new product developed under the agreement. In addition, payments made towards the $3.0 million development costs are deductible from the amounts due for the $2.0 million per year of research.

The Company's operations to date have consumed substantial capital without generating any revenues, and the Company will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its drug candidates, and to market any drug candidates that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and the Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or some combination thereof. Based upon its current plans, the Company's management believes that its existing capitol resources, together with interest thereon, will be sufficient to meet the Company's operating expenses and capital requirements through mid-1998. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that the Company will be successful in raising necessary funds. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of the Company's programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, the ability of the Company to establish collaborative arrangements and effective commercialization and marketing activities and other arrangements. In any event, the Company will continue to incur increasing negative cash flows and net losses for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         In March 1997, in connection with the merger of Hollis-Eden with and into the Company pursuant to which the Company changed its name from Initial Acquisition Corp. to Hollis-Eden Pharmaceuticals, Inc., the Company received stockholder approval to amend the Company's Certificate of Incorporation and Bylaws in certain respects as described in Item 4.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on March 26, 1997. At this meeting the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

         (1) To approve and adopt the Merger Agreement providing for, among other things, (a) the Merger of Hollis-Eden with and into the Company, with the Company being the surviving corporation to the Merger and the Hollis-Eden Certificate of Incorporation and Bylaws in effect immediately prior to the effectiveness of the Merger becoming the charter and bylaws of the Company, and (b) the issuance to the stockholders of Hollis-Eden and to the holders of warrants and options to acquire Hollis-Eden capital stock as a result of the Merger of (i) an aggregate of 4,911,004 shares of common stock, $.01 par value per share, of the Company ("Company Common Stock"), (ii) warrants to purchase an aggregate of 1,501,603 shares of Company Common Stock upon the same terms as Hollis-Eden warrants outstanding at the time of the Merger and (iii) options to purchase an aggregate of 3,178,047 shares of Company Common Stock upon the same terms as Hollis-Eden options outstanding at the time of the Merger, in exchange for all of the issued and outstanding capital stock of Hollis-Eden;

         (2) To elect seven directors to hold office effective upon the consummation of the Merger; and

         (3)    To approve and adopt the Company's 1997 Incentive Stock Option
                Plan.

         For each of the proposals presented to the stockholders for their approval under subparagraphs (1) through (3) above, the results of voting were: 598,437 shares for, 0 against and 0 abstentions.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.1 Amendment to Employment Agreement, by and between Hollis-Eden Pharmaceuticals, Inc. and Terren S. Peizer, dated April 1, 1997.

27.1     Financial Data Schedule (filed electronically only).

The Company filed the following report on Form 8-K during the quarter:

On April 10, 1997, a report on Form 8-K dated March 26, 1997 was filed with the Securities and Exchange Commission announcing the merger of Hollis-Eden, Inc. with and into Initial Acquisition Corp. Upon the consummation of the merger, IAC, the surviving corporation, changed its name to Hollis-Eden Pharmaceuticals, Inc. A new Board of Directors consisting of seven persons was elected by the stockholders of IAC as contemplated by the Merger Agreement.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated: May 14, 1997                 By:   /s/  Robert W.  Weber
                                       ------------------------------
                                         Robert W. Weber
                                         Vice President-Controller
                                         (Principal Financial Officer)

INDEX TO EXHIBITS

10.1 AMENDMENT TO EMPLOYMENT AGREEMENT, BY AND BETWEEN HOLLIS-EDEN PHARMACEUTICALS, INC. AND TERREN S. PEIZER, DATED APRIL 1, 1997.

27.1     FINANCIAL DATA SCHEDULE (FILED ELECTRONICALLY ONLY).