Form 10-Q
period 1997-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1997-08-13
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15 (d) X Of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _____ to _____ .

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

          YES X NO __

As of July 29, 1997 there were 6,702,618 shares of registrant's Common Stock, $.01 par value, outstanding.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)
                                    Form 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX


                                                                                            Page
                                                                                             No.
                                                                                            ----
PART  I     Financial Information

            Item 1  Financial Statements                                                     3

                        Balance Sheet -
                          June 30, 1997 and December 31, 1996                                3

                        Statement of Operations -
                          Three-Month and Six-Month Periods Ended June 30, 1996
                          and 1997 and Period August 15, 1994 to June 30, 1997               4

                        Statement of Stockholders' Equity -
                          Three-Month and Six-Month Periods Ended June 30, 1997              5

                        Statements of Cash Flows -
                          Six-Month Periods Ended June 30, 1996 and 1997
                          and Period August 15, 1994 to June 30, 1997                        6

                        Notes to Financial Statements                                        7

            Item 2  Management's Discussion and Analysis of Results of
                          Operations and Financial Condition                                11

PART II     Other Information

            Item 1      Legal Proceedings                                                   14
            Item 2      Changes in Securities                                               14
            Item 3      Default upon Senior Securities                                      14
            Item 4      Submission of Matters to a vote of Security Holders                 14
            Item 5      Other Information                                                   14
            Item 6      Exhibits and Reports on Form 8-K                                    14

PART  I.     FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

                        HOLLIS EDEN PHARMACEUTICALS, INC.
                     (a corporation in the developing stage)

                                  BALANCE SHEET


                                                                 June 30, 1997       December 31,
                                                                  (unaudited)           1996
                                                                 -------------      -------------
ASSETS

Current Assets:
            Cash and cash equivalents                            $   7,738,625      $      17,914
            Prepaid expenses                                            19,654            116,885
            Prepaid insurance                                          122,701               --
            Deposits                                                    18,326            100,000
            Other receivable - tax refund                              105,436               --
            Other receivable from related party                         46,679               --
                                                                 -------------      -------------
                Total current assets                                 8,051,421            234,799

            Property and equipment, net of accumulated
              depreciation of $1,102 and $594                            5,899              6,407

                Total assets                                     $   8,057,320      $     241,206
                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Accounts payable and accrued expenses                $     132,181      $     210,894
            Wages payable                                                 --               96,771
            Income taxes payable                                          --                 --
            License fees payable to related party                         --              499,700
            R & D fees payable to related party                           --                 --
                                                                 -------------      -------------
                Total liabilities                                      132,181            807,365

Commitments and contingencies

Stockholders' equity (deficit)
            Preferred stock, no par value, 10,000,000 shares
              authorized; no shares issued or outstanding                 --                 --
            Common stock, $.01 and $.0001 par value,
              30,000,000 shares authorized; 6,702,618 and
              4,911,004 shares issued and outstanding                   67,027                491
            Paid-in capital                                         16,154,316          2,074,307
            Deferred compensation - stock options, net of
              accumulated amortization of $128,000                  (1,720,000)              --
            Deficit accumulated during development stage            (6,576,204)        (2,640,957)
                                                                 -------------      -------------
                Total stockholders' equity (deficit)                 7,925,139           (566,159)

                Total liabilities and stockholders' equity       $   8,057,320      $     241,206
                                                                 =============      =============

See accompanying notes to unaudited financial statements

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                               Period from
                                      3 months          3 months          6 months          6 months            inception
                                   ended June 30,    ended June 30,    ended June 30,    ended June 30,    (August 15, 1994) to
                                        1996              1997              1996              1997              June 30, 1997
                                   --------------    --------------    --------------    --------------    --------------------
Operating expenses:

  Research and development               $102,503        $1,323,261          $102,503        $2,896,941              $4,710,979

  General and administrative              192,480           438,004           211,265         1,231,348               2,016,375
                                   --------------    --------------    --------------    --------------    --------------------
    Total operating expenses              294,983         1,761,265           313,768         4,128,289               6,727,354

Other income (expense):
  Interest income                            --              86,433              --              87,805                  93,537

  Interest expense                           --                (199)           (3,142)             (199)                (47,823)
                                   --------------    --------------    --------------    --------------    --------------------

    Total other income (expense)             --              86,234            (3,142)           87,606                  45,714

  Earnings before income taxes           (294,983)       (1,675,031)         (316,910)       (4,040,683)             (6,681,640)

  Income taxes                               --             105,436              --             105,436                 105,436

Net loss                                $(294,983)      $(1,569,595)        $(316,910)      $(3,935,247)            $(6,576,204)
                                   ==============    ==============    ==============    ==============    ====================

Net loss per share                         $(0.06)           $(0.25)           $(0.07)           $(0.69)

Weighted average number of
common shares outstanding               4,657,650         6,400,133         4,404,297         5,679,858

See accompanying noted to unaudited financial statements

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                                                           Deficit
                                                       Common stock                                      accumulated
                                                       at par value          Capital in                    during
                                                ---------------------------   excess of      Deferred    development
                                                  Shares          Amount      par value    compensation     stage          Total
                                                -----------     -----------  -----------   ------------  -----------    -----------
Balance at December 31, 1996                      4,911,004     $       491  $ 2,074,307   $       --    $(2,640,957)   $  (566,159)

Recapitalization of Hollis-Eden for the net
  assets of Initial Acquisition Corp.               883,250          57,453    6,213,329           --           --        6,270,782
Warrants issued to a certain director upon
  the successful closure of the merger                 --              --        570,000           --           --          570,000
    Net loss                                           --              --           --             --     (2,365,652)    (2,365,652)
                                                -----------     -----------  -----------   ------------  -----------    -----------
Balance at March 31, 1997                         5,794,254     $    57,944  $ 8,857,636   $       --    $(5,006,609)   $ 3,908,971
                                                -----------     -----------  -----------   ------------  -----------    -----------

Exercise of warrants, net of expenses               908,365           9,083    5,448,680           --           --        5,457,763
Deferred compensation - stock options                  --              --      1,848,000     (1,848,000)        --             --
Amortization of deferred compensation                  --              --           --          128,000         --          128,000
Net loss                                               --              --           --             --     (1,569,595)    (1,569,595)
                                                -----------     -----------  -----------   ------------  -----------    -----------
Balance at June 30, 1997                          6,702,619     $    67,027  $16,154,316   $ (1,720,000) $(6,576,204)   $ 7,925,139
                                                ===========     ===========  ===========   ============  ===========    ===========

See accompanying notes to unaudited financial statements

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Period from
                                                     6 months            6 months              inception
                                                  ended June 30,      ended June 30,      (August 15, 1994) to
                                                       1996                1997              June 30, 1997
                                                  --------------      --------------      --------------------
Cash flows from operating activities:
  Net loss                                             $(316,910)        $(3,935,247)              $(6,576,204)

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                                85                 508                     1,102
  Common stock issued as consideration                      --
    for amendments to the license agreements                --                  --                      32,540
  Common stock issued as consideration for
    termination of a finance agreement                    33,962                --                      33,962
  Expense related to options issued as
    consideration to consultants                            --                 4,012                    10,029
  Expense related to warrants issued to a
    director for successful closure of merger               --               570,000                   570,000
  Deferred compensation expense related
    to options issued                                       --               128,000                   128,000

Changes in assets and liabilities:
  Prepaid expenses                                       (26,911)             93,219                    (5,614)
  Prepaid insurance                                         --              (122,701)                 (122,701)
  Deposits                                                  --                81,674                   (18,326)
  Other receivable - tax refund                             --              (105,436)                 (105,436)
  Other receivable from related party                       --               (46,679)                  (46,679)
  Accounts payable and accrued expenses                 (129,458)            (78,713)                  132,181
  Wages payable                                           28,854             (96,771)                     --
  Accounts payable to related party                      (73,040)               --                        --
  License fees payable to related party                 (378,300)           (499,700)                     --
  R & D fees payable to related party                       --                  --                        --
  Accrued interest expense                               (44,482)               --                        --
  Income taxes payable                                      --                  --                        --
                                                  --------------      --------------      --------------------
     Net cash used by operating activities              (906,200)         (4,007,834)               (5,967,146)

Cash flow provided by investing activities:
  Purchase of property and equipment                      (7,001)               --                      (7,001)
                                                  --------------      --------------      --------------------
    Net cash used by investing activities                 (7,001)               --                      (7,001)

Cash flow provided by financing activities:
  Borrowings from related party                             --                92,000                   342,000
  Payments on note payable to related party             (250,000)            (92,000)                 (342,000)
  Contributions from stockholder                            --                  --                     103,564
  Net proceeds from sale of common stock               1,234,499                --                   1,509,499
  Proceeds from issuance of debt                         371,164                --                     371,164
  Net proceeds from recapitalization                        --             6,270,782                 6,270,782
  Net proceeds from warrants exercised                      --             5,457,763                 5,457,763
                                                  --------------      --------------      --------------------
    Net cash from financing activities                 1,355,663          11,728,545                13,712,772

Net increase in cash                                     442,462           7,720,711                 7,738,625
Cash at beginning of period                                 --                17,914                      --
                                                  --------------      --------------      --------------------
Cash at end of period                                   $442,462          $7,738,625                $7,738,625
                                                  ==============      ==============      ====================

See accompanying notes to unaudited financial statements

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The financial statements are presented in accordance with the requirements of Form 10-Q and Regulation 210 of S-X and consequently do not include all of the disclosures normally made in an annual Form 10-K filing. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included within: the Company's Annual Report on Form 10-K for the year ended December 31, 1996; the Company's Joint Proxy Statement and Prospectus on Form S-4 dated February 12, 1997; and the Company's Form 8-K dated April 10, 1997.

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

For accounting and financial reporting purposes, the merger of Hollis-Eden and IAC was treated as a recapitalization of Hollis-Eden. Since IAC has had no business operations other than the search for a suitable target business, IAC's assets were recorded in the balance sheet of the Company at book value. The unaudited financial information contained in this document has been prepared on this basis.

Upon the consummation of the Merger, the Company had $6.5 million in cash and other receivables, and incurred transaction costs of approximately $230,000 associated with the Merger for a net proceeds totaling $6.3 million which was recorded as equity. Additional transaction costs totaling $4.7 million represent a charge for (i) warrants to purchase an aggregate of 452,830 shares of Company Common Stock at an exercise price of $2.48 issued to Laidlaw Equities upon the closing of the Merger pursuant to an agreement and (ii) an aggregate of 50,000 shares of Company Common Stock issued to Gruntal & Co. and Reid & Priest LLP upon the closing of the Merger. An estimate of $11.50 per share was used to calculate the charges which approximates fair market value on the date of the Merger. These charges constitute transaction fees and accordingly have been recorded as a charge to additional paid-in capital.

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

The Company's 1997 Stock Incentive Stock Option Plan became effective on February 5, 1997 and was approved by the stockholders on March 26, 1997. A total of 1,000,000 shares of Company Common Stock have been authorized for issuance under the plan.

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

In order to perfect the right to receive Additional Merger Shares, if any, an IAC Non-Affiliate Stockholder must (i) not have exercised his or her Redemption Right in connection with the Merger and (ii) prior to May 25, 1997 (60 days following March 26, 1997, the effective time of the Merger (the "Effective Time")), take whatever action that may be necessary to cause such IAC Non-Affiliate Stockholder to become the registered owner of his shares of Company Common Stock (each, a "Rights Share" and, collectively, the "Rights Shares"). By not exercising his or her Redemption Right in connection with the Merger, an IAC Non-Affiliate Stockholder shall be deemed to have waived his or her Redemption Right and accepted IAC's offer to receive the right to receive Additional Merger Shares, if any are issued (provided such IAC Non-Affiliate Stockholder is not a dissenting stockholder and becomes the registered owner of his or her shares of Company Common

Stock as provided above). The Company will cause to be issued to each IAC Non-Affiliate Stockholder who shall have perfected his or her right to receive Additional Merger Shares, if any, certificates evidencing one right (each, a "Right" and, collectively, the "Rights") for each Rights Share held by such IAC Non-Affiliate Stockholder (the "Rights Certificates"). The Rights Certificates shall not be transferable, assignable, subject to pledge or otherwise alienable, and the registered holder of such Rights Certificates shall forfeit the number of Rights (the "Forfeited Rights") equal to the number of shares of Company Common Stock sold or otherwise transferred by such holder during the period commencing at the Effective Time and ending on the date that a final determination of whether any Additional Merger Shares will be issued is made (i.e., the second anniversary of the Effective Time) (the "Holding Period"). The Forfeited Rights, at the moment of such sale or transfer, shall be null and void and have no further force or effect.

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

4.   NOTICE OF REDEMPTION AND EXERCISE OF WARRANTS

On March 27, 1997, the Company sent a Notice of Redemption to holders of its Class A Common Stock Purchase Warrants, Class B Unit Purchase Warrants and certain management warrants stating that it would redeem all of such outstanding warrants on April 28, 1997 at a redemption price of $0.05. The right to exercise such Warrants terminated at 5:00 p.m. (New York time) on April 25, 1997. 603,415 of the Class A Common Stock Purchase Warrants and 254,950 Class B Unit Purchase Warrants were exercised into an aggregate of 858,365 shares of Company Common Stock. The gross proceeds to the Company were $5.5 million. The Company incurred approximately $42,000 in transaction costs associated with the exercise and redemption of the warrants which was recorded against equity.

A director and former officer exercised warrants to purchase 50,000 shares of Company Common Stock at an exercise price of $0.10 per share.

5.   NET LOSS PER SHARE

The weighted average shares outstanding used in the calculation of net loss per share includes the effect of the Merger and the exercise of Warrants. The common stock equivalents have been excluded from the calculations because they have the effect of reducing the net loss per share.

6.   R & D EXPENSES

Concurrently with the Merger and the exercise of Warrants, the Company incurred a $1.5 million and a $1.2 million expense, respectively, for research and development fees. These fees will be used by Edenland, Inc., a related party, as funding to continue the development of the Company's second drug candidate, REVERSIONEX.

7.   TRADING SYMBOL CHANGE

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

GENERAL

Hollis-Eden Pharmaceuticals is a development stage pharmaceutical company engaged in developing therapeutic and/or preventative pharmaceutical agents for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV and AIDS. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of June 30, 1997, had an accumulated deficit of $6.6 million.

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

On February 6, 1997, as part of an employment agreement, the Company granted a non-statutory stock option to its newly elected President, Terren S. Peizer, to purchase 2,400,000 shares of Company Common Stock at a price of $5.00 per share. This stock option vests ratably over a six-year period. The Company engaged an independent appraiser to prepare several financial and valuation analyses to estimate the fair value for accounting purposes. The appraiser estimated the intrinsic value of the options to be $1,848,000. As a result, the Company has recorded as deferred compensation a non-cash charge of $1,848,000, which will be amortized ratably over the six-year vesting period. For the six-month period ending June 30, the Company has amortized a total of $128,000.

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

RESULTS OF OPERATIONS

The Company has not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through June 30, 1997. The Company has devoted substantially all its resources to the payment of licensing fees and research and development fees plus expenses related to the startup of its business. From inception until June 30, 1997, the Company incurred expenses of approximately $4.7 million in research and development fees, $2.0 million in general and administrative expenses, and $150,000 in net interest income and tax refunds, resulting in a loss of $6.6 million for the period.

Research and development expenses increased to $1.3 million from $103,000 and increased to $2.9 million from $103,000 for the three- and six-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. A substantial portion of the research and development expenses have been incurred since the completion of the Merger on March 26, 1997 as described below.

General and administrative expenses increased to $438,000 from $192,000 and increased to $1.2 million from $211,000 for the three- and six-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases are due primarily to (i) the non-cash charges for the issuance of warrants to a certain director (described below), (ii) the amortization of the unearned compensation charge of Mr. Peizer's stock options (described above), and (iii) increased expenses as a public company such as legal fees, filing fees, and directors and officers insurance.

Upon the completion of the Merger and the exercise of Warrants, the Company incurred significant non-recurring charges to operations that have been recorded as expenses during the quarters ended March 31 and June 30, 1997. In particular, the Company incurred (i) a $1.5 million and a $1.2 million expense for research and development fees during the first and second quarters, respectively, and
(ii) a $570,000 non-cash charge relating to the issuance of warrants to a certain director and former officer during the first quarter. The $2.7 million research and development fees will be used by Edenland, Inc., a related party, as funding to continue the development of the Company's second drug candidate, REVERSIONEX.

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

During the year ended December 31, 1995, the Company received cash proceeds of $250,000 from the sale of its securities. In May 1996, the Company completed a private placement of shares of Common Stock, from which it received aggregate gross proceeds of $1.3 million. Concurrent with the closing of such private placement, the notes held by the Bridge Lenders were converted into 164,962 shares of Common Stock. In March 1997, the Merger of IAC and Hollis-Eden provided the Company with $6.5 million in cash and other receivables.

Under agreements with Dr. Patrick T. Prendergast, Colthurst Limited and Edenland, the Company is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. Under these licensing agreements, the Company is obligated to pay the licensors an aggregate of two and one-half percent of all such proceeds raised hereafter through April 28, 1998. An annual renewal license fee of $500,000 is due when one of the following events occur: the Company raises a predetermined amount of capital; the Company sublicenses the technology received under the Colthurst license agreement; the Company generates sales; the Company licenses or funds new technologies not covered under the existing agreements; or a predetermined date in the future. As of June 30, 1997, the Company is current for all license fee obligations under these agreements.

Under a Research, Development, and Option Agreement with Edenland and Dr. Patrick T. Prendergast, the Company is committed to pay $3.0 million for the development costs related to REVERSIONEX, the Company's second drug candidate. An amount of $1.5 million was recorded as a charge to operations upon the closing of the Merger and was paid in April 1997. An additional $1.2 million was recorded as a charge to operations upon the exercise of the warrants and was paid in May 1997. The remaining balance of $300,000 is due upon future funding events or April 28, 1998, which ever occurs sooner. In addition, the Company has agreed to commit at least thirty percent of its annual research and development budget up to a maximum of $50.0 million during the term of the agreement, but a minimum of $2.0 million and maximum of $10.0 million for any given calendar year, to pay development costs for REVERSIONEX or any new product developed under the agreement. In addition, payments made towards the $3.0 million development costs are deductible from the amounts due for the $2.0 million per year of research. Accordingly, with respect to the $2.0 million per year obligation, assuming only such minimum amounts will be due, no additional amount will be due in 1997 and only $1.3 million will be due in 1998.

The Company's operations to date have consumed substantial capital without generating any revenues, and the Company will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its drug candidates, and to market any drug candidates that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and the Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or some combination thereof. Based upon its current plans, the Company's management believes that its existing capital resources, together with interest thereon, will be sufficient to meet the Company's operating expenses and capital requirements through mid-1998. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that the Company will be successful in raising necessary funds. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of the Company's programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, the ability of the Company to establish collaborative arrangements and effective commercialization and marketing activities and other arrangements. In any event, the Company will continue to incur increasing negative cash flows and net losses for the foreseeable future.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

On July 18, 1997, the Company announced the resignation of Dr. Patrick Prendergast from the Board of Directors and as Chief Scientific Officer of the Company. Dr. Prendergast will focus his energies in Ireland as Chairman of the Company's research affiliates, Edenland, Inc. and Colthurst Limited, conducting pre-clinical and early-stage drug development on the Company's drug compounds.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

27.2      Financial Data Schedule (filed electronically only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 13, 1997                 By: /s/ Robert W. Weber
                                          --------------------------------
                                          Robert W. Weber
                                          Vice President-Controller
                                          (Principal Financial Officer)


INDEX TO EXHIBITS


27.2      FINANCIAL DATA SCHEDULE (FILED ELECTRONICALLY ONLY).