Form 10-Q
period 1997-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1997-11-13
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

                   Quarterly Report Under Section 13 or 15(d)
   [X]               Of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1997

                Transition Report Pursuant to Section 13 or 15(d)
   [ ]        of the Securities Exchange Act of 1934 for the period
                         from __________ to __________.

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

                         9333 GENESEE AVENUE, SUITE 110
                           SAN DIEGO, CALIFORNIA 92121
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (619) 587-9333


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   [X]      NO   [ ]

As of October 31, 1997 there were 6,702,618 shares of registrant's Common Stock, $.01 par value, outstanding.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)
                                    Form 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                                             Page
                                                                                              No.
                                                                                             -----
PART  I Financial Information

        Item  1 Financial Statements                                                            3

               Balance Sheet -
                 September 30, 1997 and December 31, 1996                                       3

               Statement of Operations -
                 Three-Month and Nine-Month Periods Ended September 30, 1996 and
                 1997 and Period August 15, 1994 to September 30, 1997                          4

               Statement of Stockholders' Equity -
                 Three-Month and Nine-Month Periods Ended September 30, 1997                    5

               Statements of Cash Flows -
                 Nine-Month Periods Ended September 30, 1996 and 1997 and Period
                 August 15, 1994 to September 30, 1997                                          6

               Notes to Financial Statements                                                    7

        Item 2  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                            11

PART II Other Information

        Item 1 Legal Proceedings                                                               14
        Item 2 Changes in Securities                                                           14
        Item 3 Default upon Senior Securities                                                  14
        Item 4 Submission of Matters to a vote of Security Holders                             14
        Item 5 Other Information                                                               14
        Item 6 Exhibits and Reports on Form 8-K                                                14

PART  I.              FINANCIAL INFORMATION

ITEM  1.              FINANCIAL STATEMENTS

                        HOLLIS EDEN PHARMACEUTICALS, INC.
                     (a corporation in the developing stage)

                                  BALANCE SHEET


                                                          September 30, 1997     December 31,
                                                              (unaudited)            1996
                                                          ------------------     ------------
ASSETS

Current Assets:
        Cash and cash equivalents                             $  7,406,988       $     17,914
        Prepaid expenses                                            12,034            116,885
        Prepaid insurance                                           81,802                 --
        Deposits                                                     9,163            100,000
        Other receivable - tax refund                              105,436                 --
        Other receivable from related party                         46,679                 --
                                                              ------------       ------------
            Total current assets                                 7,662,102            234,799

        Property and equipment, net of accumulated
          depreciation of $2,404 and $594                           51,375              6,407
                                                              ------------       ------------
            Total assets                                      $  7,713,477       $    241,206
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable and accrued expenses                 $    153,677       $    210,894
        Wages payable                                                   --             96,771
        Income taxes payable                                            --                 --
        License fees payable to related party                           --            499,700
        R & D fees payable to related party                             --                 --
                                                              ------------       ------------
            Total liabilities                                      153,677            807,365

Commitments and contingencies

Stockholders' equity (deficit)
        Preferred stock, no par value, 10,000,000 shares
          authorized; no shares issued or outstanding                   --                 --
        Common stock, $.01 and $.0001 par value,
          30,000,000 shares authorized; 6,702,618 and
          4,911,004 shares issued and outstanding                   67,027                491
        Paid-in capital                                         16,154,316          2,074,307
        Deferred compensation - stock options, net of
          accumulated amortization of $205,000                  (1,643,000)                --
        Deficit accumulated during development stage            (7,018,543)        (2,640,957)
                                                              ------------       ------------
            Total stockholders' equity (deficit)                 7,559,800           (566,159)

            Total liabilities and stockholders' equity        $  7,713,477       $    241,206
                                                              ============       ============


See accompanying notes to unaudited financial statements

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    Period from
                                   3 months ended  3 months ended  9 months ended  9 months ended    inception
                                    September 30,   September 30,   September 30,   September 30, (August 15, 1994) to
                                        1996            1997            1996            1997       September 30, 1997
                                    -----------     -----------     -----------     -----------   --------------------
Operating expenses:

  Research and development          $    22,203     $   109,378     $   124,706     $ 3,006,319        $ 4,820,357

  General and administrative            134,350         433,805         345,616       1,665,153          2,450,180
                                    -----------     -----------     -----------     -----------        -----------
    Total operating expenses            156,553         543,183         470,322       4,671,472          7,270,537

Other income (expense):
  Interest income                         3,208         100,844           3,208         188,649            194,381
  Interest expense                           --              --          (3,142)           (199)           (47,823)
                                    -----------     -----------     -----------     -----------        -----------

    Total other income (expense)          3,208         100,844              66         188,450            146,558

  Earnings before income taxes         (153,345)       (442,339)       (470,256)     (4,483,022)        (7,123,979)

  Income taxes                               --              --              --         105,436            105,436

Net loss                            $  (153,345)    $  (442,339)    $  (470,256)    $(4,377,586)       $(7,018,543)
                                    ===========     ===========     ===========     ===========        ===========

Net loss per share                  $     (0.03)    $     (0.07)    $     (0.10)    $     (0.73)
                                    ===========     ===========     ===========     ===========
Weighted average number of
common shares outstanding             4,911,004       6,702,613       4,573,199       6,020,778


See accompanying noted to unaudited financial statements

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                          Deficit
                                                      Common stock                                      accumulated
                                                      at par value        Capital in                      during
                                                -----------------------    excess of      Deferred      development
                                                 Shares        Amount      par value    compensation        stage         Total
                                                ---------   -----------   -----------   ------------     -----------    -----------
Balance at December 31, 1996                    4,911,004   $       491   $ 2,074,307     $      --      $(2,640,957)   $  (566,159)

Recapitalization of Hollis-Eden for the net
  assets of Initial Acquisition Corp.             883,250        57,453     6,213,329            --               --      6,270,782
Warrants issued to a certain director upon
  the successful closure of the merger                 --            --       570,000            --               --        570,000
      Net loss                                         --            --            --            --       (2,365,652)    (2,365,652)
                                                ---------   -----------   -----------   -----------      -----------    -----------
Balance at March 31, 1997                       5,794,254   $    57,944   $ 8,857,636     $      --      $(5,006,609)   $ 3,908,971
                                                ---------   -----------   -----------   -----------      -----------    -----------

Exercise of warrants, net of expenses             908,365         9,083     5,448,680            --               --      5,457,763
Deferred compensation - stock options                  --            --     1,848,000    (1,848,000)              --             --
Amortization of deferred compensation                  --            --            --       128,000               --        128,000
Net loss                                               --            --            --            --       (1,569,595)    (1,569,595)
                                                ---------   -----------   -----------   -----------      -----------    -----------
Balance at June 30, 1997                        6,702,619   $    67,027   $16,154,316   $(1,720,000)     $(6,576,204)   $ 7,925,139
                                                ---------   -----------   -----------   -----------      -----------    -----------

Amortization of deferred compensation                  --            --            --        77,000               --         77,000
Net Loss                                               --            --            --            --         (442,339)      (442,339)
                                                ---------   -----------   -----------   -----------      -----------    -----------
Balance at September 30, 1997                   6,702,619   $    67,027   $16,154,316   $(1,643,000)     $(7,018,543)   $ 7,559,800
                                                ---------   -----------   -----------   -----------      -----------    -----------


See accompanying notes to unaudited financial statements

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Period from
                                                  9 months ended     9 months ended       inception
                                                   September 30,      September 30,  (August 15, 1994) to
                                                       1996               1997         September 30, 1997
                                                   ------------       ------------   ---------------------
Cash flows from operating activities:
  Net loss                                         $   (470,256)      $ (4,377,586)      $ (7,018,543)

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                              339              1,810              2,404
  Common stock issued as consideration
    for amendments to the license agreements                 --                 --             32,540
  Common stock issued as consideration for
    termination of a finance agreement                   33,962                 --             33,962
  Expense related to options issued as
    consideration to consultants                             --              6,018             12,035
  Expense related to warrants issued to a
    director for successful closure of merger                --            570,000            570,000
  Deferred compensation expense related
    to options issued                                        --            205,000            205,000

Changes in assets and liabilities:
  Prepaid expenses                                      (19,572)            98,833                 --
  Prepaid insurance                                          --            (81,802)           (81,802)
  Deposits                                                   --             90,837             (9,163)
  Other receivable - tax refund                              --           (105,436)          (105,436)
  Other receivable from related party                        --            (46,679)           (46,679)
  Accounts payable and accrued expenses                (189,134)           (57,217)           153,677
  Wages payable                                          59,478            (96,771)                --
  Accounts payable to related party                     (73,040)                --                 --
  License fees payable to related party                (418,300)          (499,700)                --
  R & D fees payable to related party                        --                 --                 --
  Accrued interest expense                              (44,482)                --                 --
  Income taxes payable                                       --                 --                 --
                                                   ------------       ------------       ------------
     Net cash used by operating activities           (1,121,005)        (4,292,693)        (6,252,005)

Cash flow provided by investing activities:
  Purchase of property and equipment                     (7,001)           (46,778)           (53,779)
                                                   ------------       ------------       ------------
    Net cash used by investing activities                (7,001)           (46,778)           (53,779)

Cash flow provided by financing activities:
  Borrowings from related party                              --             92,000            342,000
  Payments on note payable to related party            (250,000)           (92,000)          (342,000)
  Contributions from stockholder                             --                 --            103,564
  Net proceeds from sale of common stock              1,234,499                 --          1,509,499
  Proceeds from issuance of debt                        371,164                 --            371,164
  Net proceeds from recapitalization                         --          6,270,782          6,270,782
  Net proceeds from warrants exercised                       --          5,457,763          5,457,763
                                                   ------------       ------------       ------------
    Net cash from financing activities                1,355,663         11,728,545         13,712,772

Net increase in cash                                    227,657          7,389,074          7,406,988
Cash at beginning of period                                  --             17,914                 --
                                                   ------------       ------------       ------------
Cash at end of period                              $    227,657       $  7,406,988       $  7,406,988
                                                   ============       ============       ============


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

GENERAL

Hollis-Eden Pharmaceuticals is a development stage pharmaceutical company engaged in developing therapeutic and/or preventative pharmaceutical agents for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV and AIDS. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of September 30, 1997, had an accumulated deficit of $7.0 million.

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

On February 6, 1997, as part of an employment agreement, the Company granted a non-statutory stock option to its newly elected President, Terren S. Peizer, to purchase 2,400,000 shares of Company Common Stock at a price of $5.00 per share. This stock option vests ratably over a six-year period. The Company engaged an independent appraiser to prepare several financial and valuation analyses to estimate the fair value for accounting purposes. The appraiser estimated the intrinsic value of the options to be $1,848,000. As a result, the Company has recorded as deferred compensation a non-cash charge of $1,848,000, which will be amortized ratably over the six-year vesting period. For the nine-month period ending September 30, the Company has amortized a total of $205,000.

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

RESULTS OF OPERATIONS

The Company has not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through September 30, 1997. The Company has devoted substantially all its resources to the payment of licensing fees and research and development fees plus expenses related to the startup of its business. From inception until September 30, 1997, the Company incurred expenses of approximately $4.8 million in research and development fees, $2.5 million in general and administrative expenses, and $300,000 in net interest income and tax refunds, resulting in a loss of $7.0 million for the period.

Research and development expenses increased to $109,000 from $22,000 and increased to $3.0 million from $125,000 for the three- and nine-month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. A substantial portion of the research and development expenses have been incurred since the completion of the Merger on March 26, 1997 as described below.

General and administrative expenses increased to $434,000 from $134,000 and increased to $1.7 million from $346,000 for the three- and nine-month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases are due primarily to (i) the non-cash charges for the issuance of warrants to a certain director (described below), (ii) the amortization of the unearned compensation charge of Mr. Peizer's stock options (described above), and (iii) increased expenses as a public company such as legal fees, filing fees, and directors and officers insurance.

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

Under agreements with Dr. Patrick T. Prendergast, Colthurst Limited and Edenland, the Company is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. Under these licensing agreements, the Company is obligated to pay the licensors an aggregate of two and one-half percent of all such proceeds raised hereafter through April 28, 1998. An annual renewal license fee of $500,000 is due when one of the following events occur: the Company raises a predetermined amount of capital; the Company sublicenses the technology received under the Colthurst license agreement; the Company generates sales; the Company licenses or funds new technologies not covered under the existing agreements; or a predetermined date in the future. As of September 30, 1997, the Company is current for all license fee obligations under these agreements.

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

The Company's operations to date have consumed substantial capital without generating any revenues, and the Company will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its drug candidates, and to market any drug candidates that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and the Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or some combination thereof. Based upon its current plans, the Company's management believes that its existing capital resources, together with interest thereon, will be sufficient to meet the Company's operating expenses and capital requirements through the end of 1998. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that the Company will be successful in raising necessary funds. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of the Company's programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, the ability of the Company to establish collaborative arrangements and effective commercialization and marketing activities and other arrangements. In any event, the Company will continue to incur increasing negative cash flows and net losses for the foreseeable future.

PART II        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               None

ITEM 2. CHANGES IN SECURITIES

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

27   Financial Data Schedule (filed electronically only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         HOLLIS-EDEN PHARMACEUTICALS, INC.


November 12, 1997                        By:  /s/  Robert W. Weber
                                             -----------------------------------
                                             Robert W. Weber
                                             Vice President-Controller
                                             (Principal Financial Officer)


INDEX TO EXHIBITS