Form 10-K
period 1997-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1998-03-31
CIK 899394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-K

                ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 33-60134

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                   13-3697002
    -----------------------------------                 ---------------------
        (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

       9333 GENESEE AVENUE, SUITE 110
                SAN DIEGO, CA                                   92121
 ------------------------------------------             ---------------------
  (Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 587-9333

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common stock, $.01 par value per share


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                             YES  [X]       NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 11, 1998 totaled approximately $52,706,000 based on the closing stock price as reported by NASDAQ Stock Market.

As of March 11, 1998, there were 6,801,315 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to regulation 14A in connection with the 1998 Annual Meeting of Stockholders to be held on May 18, 1998, is incorporated by reference into Part III of this Report.

Certain Exhibits filed with the Registrant's (i) Registration Statement on Form S-4 (No. 333-18725), as amended, and (ii) Form 10-Q for the quarter ended March 31, 1997, are incorporated by reference into Part IV of this Report.

================================================================================

                        Hollis-Eden Pharmaceuticals, Inc.
                                    Form 10-K

                   For the Fiscal Year Ended December 31, 1997

                                      INDEX

PART I                                                                                    PAGE
                                                                                          ----
Item 1   Business............................................................................3

Item 2   Properties.........................................................................18

Item 3   Legal Proceedings..................................................................18

Item 4   Submission Of Matters To A Vote Of Security Holders ...............................18


PART II

Item 5   Market For Registrant's Common Stock And Related Stockholder Matters...............19

Item 6   Selected Financial Data............................................................20

Item 7   Management's Discussion And Analysis Of Results Of Operations And
           Financial Condition..............................................................21

Item 7A  Quantitative and Qualitative Disclosures About Market Risk.........................23

Item 8   Financial Statements And Supplementary Data........................................23

Item 9   Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosures............................................................23


PART III

Item 10  Directors And Executive Officers Of The Registrant.................................24

Item 11  Executive Compensation.............................................................24

Item 12  Security Ownership Of Certain Beneficial Owners And Management ....................24

Item 13  Certain Relationships And Related Transactions.....................................24


PART IV

Item 14  Exhibits, Financial Statements, Schedules And Reports On Form 8-K..................25

         Signatures.........................................................................26

This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for Hollis-Eden Pharmaceuticals, Inc. may differ materially from those discussed here. Additional information concerning factors that could cause or contribute to such differences can be found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Risk Factors," Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report.


                                     PART I

ITEM 1.        BUSINESS

GENERAL

        Hollis-Eden Pharmaceuticals, Inc. (the "Company" or "Hollis-Eden Pharmaceuticals") is a development-stage pharmaceutical company engaged in the discovery, development, and commercialization of products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. Hollis-Eden Pharmaceuticals believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects.

        Hollis-Eden Pharmaceuticals' development efforts are centered around three unique approaches to identifying therapeutic or preventative pharmaceutical agents that represent the Company's technology platforms. These technology platforms and approaches have led to scientific discoveries developed by Patrick T. Prendergast, Ph.D., and are based upon his research in the area of viral-caused disorders and therapies. Hollis-Eden Pharmaceuticals products are the beneficiary of more than 15 years of extensive research and development. The Company intends to pursue approval of two of the products, INACTIVIN(TM) and REVERSIONEX(TM), with the Food and Drug Administration ("FDA"). Each of these drugs has a different mechanism of action and the Company believes that each may be effectively used as a monotherapy. Hollis-Eden Pharmaceuticals also believes that INACTIVIN and REVERSIONEX may be combined to increase their effectiveness to inhibit HIV replication, strengthen and preserve the immune system, and reduce the viral load in infected patients.

        During March 1997, Hollis-Eden, Inc. ("Hollis-Eden"), a Delaware corporation, was merged with and into the Company (then known as Initial Acquisition Corp. ("IAC")). Upon the consummation of the merger, Hollis-Eden ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals. For accounting and financial reporting purposes, the merger was treated as a recapitalization of Hollis-Eden (see "Recapitalization" below). As used herein, unless otherwise indicated, for periods prior to March 1997 the terms "Company" and "Hollis-Eden Pharmaceuticals" shall refer to Hollis-Eden, not IAC.

TECHNOLOGY PLATFORMS

        The Company's scientific approaches are based on the study of mechanisms utilized by viruses or pathogenic microorganisms to infect their host. These technological approaches have led to a novel series of proprietary pharmaceutical products that can be used for the treatment and/or prevention of multiple targeted disease states caused by viral, bacterial, parasitic or fungal infections. The underlying premise of the Company's technology is that the human immune system inherently possesses the ability, when directed, to respond to a specific infection or diseases. The Company's fundamental approach has been to identify these naturally occurring therapeutic agents and to design and produce similar improved versions. The following platforms represent the Company's innovative technological opportunities:

I. Antivirals that inhibit the energy producing enzymes that interrupt the cellular factors the virus depends on for replication. By depriving the virus of the raw materials and energy to replicate, it is possible to effectively starve the virus and inhibit its replication.

II. Immune modulators that either down regulate or up regulate the immune response system, thus enhancing the body's own ability to fight off infection.

III. Novel enzyme inhibitors generally classified as cytokinins, to inhibit the synthesis of an organism's RNA and DNA.

These approaches have the advantage of producing fewer side effects and less toxicity for patients.

TECHNOLOGY PLATFORM I - CELLULAR ENERGY REGULATORS

        The Company's first platform focuses on ways to interrupt the human cellular energy factors needed by viruses to replicate in their host human cells.

        The Company recently developed PPB2, trade named INACTIVIN, a new analog of the Company's lead drug candidate, which has a unique mechanism of action for antiretroviral treatment in HIV/AIDS and other infectious diseases. PPB2 has demonstrated a 10-fold increase in antiretroviral potency over an earlier version of INACTIVIN. In in vitro testing, PPB2 inhibits viral replication against diverse and multiple drug resistant strains of the HIV virus. Currently approved antiretroviral therapies are designed to block the action of specific HIV viral proteins that have critical functions at particular stages of the replication process. These therapies are subject to HIV mutation, resulting in drug resistance.

        INACTIVIN (PPB2) appears to work independently of the viral structure by inhibiting human cellular energy producing enzymes, which are necessary for retroviral replication. The Company's research affiliates, headed by Dr. Patrick Prendergast, discovered that HIV deprives the host cell of a natural human molecule that regulates cellular energy. The result of this action causes the cell to increase its supply of the known energy producing enzymes necessary for retroviral (HIV) replication. The Company believes that INACTIVIN (PPB2) decreases the supply of the energy producing enzymes the cell requires to replicate HIV and therefore prohibits viral replication. The Company believes that INACTIVIN (PPB2) will inhibit viral replication on a sustained basis and will not develop drug resistance. The Company intends to advance INACTIVIN
(PPB2) into safety and efficacy clinical trials this year.

TECHNOLOGY PLATFORM II -IMMUNE SYSTEM REGULATORS

        The Company's second technology platform focuses on ways to up regulate and down regulate the immune system of the body to treat various disorders.

        REVERSIONEX, the Company's drug candidate for up regulation of the immune system, will be tested in immune suppressed patients suffering from HIV/AIDS either as monotherapy or adjunctive therapy with INACTIVIN or other antiretroviral HIV/AIDS drugs. IDPS, the Company's drug candidate for down regulating the immune system, will be tested in accepted animal models to treat organ transplant rejection. In addition to working on products for organ transplant rejection, the Company is exploring agents using IDPS technology to treat other immune system disorders such as lupus, multiple sclerosis, psoriasis, rheumatoid arthritis and scleroderma. The Company intends to advance REVERSIONEX into safety and efficacy clinical trials this year.

TECHNOLOGY PLATFORM III - SYNTHESIS REGULATORS

        The Company's third platform is based on the regulation of biochemical synthesis in the cell.

        The Company has discovered, developed and patented a range of modified nucleosides, which are generally classified as cytokinins, and used as antibacterial, antiparasitic, antifungal and antiviral agents to treat diseases such as cytomegalovirus, tuberculosis, malaria, toxoplasmosis and leishmania. The Company's drug candidates are directly involved with the control of protein RNA and DNA synthesis and have demonstrated the ability to selectively inhibit RNA synthesis and protein synthesis of a variety of intra-cellular infective organisms.

        The Company's drug candidates interact with a very important high-energy signal molecule called cyclic nucleotide adenosine monophosphate (cAMP), and because of its unique multi-targeted approach it may be universally effective at inhibiting a wide array of infectious organisms and viruses in very small concentrations. Furthermore, the Company has demonstrated in vitro and in vivo that, with very low levels of these drug candidates, it may be possible to inhibit both RNA and DNA viruses. This approach has been shown to be non-toxic to normal body cells.

MARKET OPPORTUNITIES

        The number of people suffering from diseases caused by microorganisms, such as viruses, bacteria, fungi and parasites, is growing at an alarming rate worldwide. At the same time, medical conditions involving immune system disorders are being reported constantly in clinical journals, and new diseases for which there are no known cures or treatments are becoming more prevalent.

        Today, AIDS is the number one killer of Americans between the ages of 25 and 44. It is estimated by the Centers for Disease Control that approximately
1.1 million Americans are infected with HIV. Globally, the World Health Organization ("WHO") and the Joint United Nations Programme on HIV/AIDS reported as of November 1997 that approximately 30 million adults and children are living with HIV/AIDS. It is now estimated that there were 5.8 million newly infected people in 1997 and that there will be 40 million people infected by the year 2000.

        WHO reports, that of the 170 million chronic carriers of hepatitis C in the world, 20% are at risk of developing cirrhosis of the liver and 1% to 5% may develop liver cancer. Today, the disease often is treated with Interferon, which is only 20% effective, has significant side effects and is relatively expensive to use.

        According to the United Network of Organ Sharing, each year approximately 21,000 organ transplants are performed in the U.S., while more than 60,000 people remain on waiting lists and more than 5% of those die waiting. According to Frost and Sullivan, this has created a $1.2 billion U.S. market for drugs that suppress the body's immune system so as not to reject the implanted organs. Hollis-Eden is conducting research with drug candidates that may down regulate the immune system, potentially allowing the body to better tolerate a mismatched transplanted organ or tissue. The Company believes this new drug development discovery could dramatically increase the number of transplants each year and result in rapid market expansion in the U.S. and throughout the world.

        Hollis-Eden Pharmaceutical's technology platforms enable the Company to target multiple diseases and disorders. These technology platforms have already identified molecules for drug candidates and have been tested both in vitro and in vivo. According to a recent release by the Pharmaceutical Manufacturers Association, 3,995 of every 4,000 compounds screened in preclinical animal testing never make it to human clinicals. Earlier versions of INACTIVIN and REVERSIONEX have been used in human clinical tests and appear to be well tolerated with no significant side effects. Furthermore, the product significantly showed efficacy by reducing the viral load in infected HIV/AIDS patients. Such safety and efficacy results coupled with the drugs' non-pathogenic mechanism of action indicate that they can also be used in several other diseases and disorders. Another advantage of the Company's products is the fact that extensive research has been completed, thereby reducing the time required for final development and commercialization. Additionally, the Company is strategically pursuing its initial indications in terminal or fatal diseases, such as HIV/AIDS, where the Company's FDA approval process may be dramatically shorter if the Company's products qualify for the FDA accelerated drug approval program. See "FDA Overview--Accelerated Drug Approval."

COMPETITION

        Hollis-Eden Pharmaceuticals believes that its scientific approaches to infectious diseases, which has led to multiple platform technologies, enables the Company to develop products for multiple disease states. The Company believes that certain of its initial products under development that are focused on HIV/AIDS may realize more effective treatments than drugs currently being used or developed by the competition. The principal drugs currently used to treat HIV and AIDS (e.g., AZT, ddI, ddc, d4T and 3TC) are nucleoside analog reverse transcriptase drugs. Additionally, newer drugs being developed and recently being introduced are protease inhibitors; e.g., Invirase (Saquinavir), Crixivan (Indinavir sulfate), Viracept (Nelfinavir) and Novir (Ritonavir). Hollis-Eden Pharmaceuticals believes that the effectiveness of these types of drugs may prove to be short-lived since HIV rapidly mutates and develops resistance to the effectiveness of these drugs. Development of drug resistance occurs when the virus can mutate its coat protein or enzyme structure so that its interaction with the drug is altered. Another disadvantage of currently used treatments is that nucleoside analogues and protease inhibitors are toxic and may cause severe and intolerable side effects. INACTIVIN and REVERSIONEX are not reverse transcriptase or protease inhibitors, but are derived from naturally occurring substances and are expected to be well-tolerated by humans with minimal side effects. Furthermore, Hollis-Eden Pharmaceuticals believes that it's drug candidates will have a longer duration of effectiveness, be more affordable and require smaller doses and fewer pills to be taken than the drugs and combinations currently being used.

        Because INACTIVIN's antiviral effectiveness is not reliant on a direct structural interaction with the virus itself, Hollis-Eden Pharmaceuticals believes that INACTIVIN will inhibit replication of the virus regardless of its mutation rates. By decreasing the synthesis of the viral raw materials in the cell, INACTIVIN effectively slows and may eventually stop the virus' production line. The Company further expects that INACTIVIN will decrease the energy supply for viral synthesis regardless of the viral type or strain.

FDA OVERVIEW

GENERAL

        The manufacturing and marketing of Hollis-Eden Pharmaceuticals' proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research, which reviews and approves marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of Hollis-Eden Pharmaceuticals' potential products.


APPROVAL PROCESS

        The process of obtaining FDA approval for a new drug may take several years and generally involves the expenditure of substantial resources. Hollis-Eden Pharmaceuticals will try to accelerate the drug approval process because of the priority status of HIV/AIDS drugs. See "Accelerated Drug Approval." The steps required before a new drug can be produced and marketed for human use include clinical trials and the approval of the New Drug Application.

        Preclinical Testing. The promising compound is subjected to extensive laboratory and animal testing to determine if the compound is biologically active and safe.

        Investigational New Drug (IND). Before human tests can start, the drug sponsor must file an IND application with the FDA, showing how the drug is made and the results of animal testing. If the FDA does not reject the application within 30 days, IND status allows initiation of clinical investigation.

        Human Testing (Clinical). The human clinical testing program usually involves three phases which generally are conducted sequentially, but which, particularly in the case of anti-cancer and other life saving drugs, may overlap or be combined. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND filing. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") for each institution at which the study will be conducted. The IRB will consider, among other things, all existing pharmacology and toxicology information on the product, ethical factors, the risk to human subjects, and the potential benefits of therapy relative to risk.

        In Phase I clinical trials, studies usually are conducted on healthy volunteers but, in the case of certain terminal illnesses such as AIDS, are conducted on patients with disease that usually has failed to respond to other treatment to determine the maximum tolerated dose, side effects and pharmacokinetics of a product. Phase II studies are conducted on a small number of patients having a specific disease to determine initial efficacy in humans for that specific disease, the most effective doses and schedules of administration, and possible adverse effects and safety risks. Phase II/III differs from Phase II in that the trials involved may include more patients and, at the sole discretion of the FDA, be considered the pivotal trial or trials for FDA approval (see below). Phase III normally involves the pivotal trials of a drug, consisting of wide-scale studies on patients with the same disease, in order to evaluate the overall benefits and risks of the drug for the treated disease compared with other available therapies. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise.

        New Drug Application (NDA). Upon completion of Phase III, the drug sponsor must file an NDA containing all information that has been gathered. The information must include the chemical composition of the drug, scientific rationale, purpose, animal and laboratory studies, results of human tests, formation and production details, and proposed labeling.

        Approval. Once an NDA is approved, the drug sponsor is required to submit reports periodically to the FDA containing adverse reactions, production, quality control and distribution records. The FDA may also require post-marketing testing to support the conclusion of efficacy and safety of the product, which can involve significant expense. After FDA approval is obtained for initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

        The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any FDA approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the side effects of the drug (safety) and its therapeutic benefits (efficacy). Additional preclinical or clinical trials may be required during the FDA review period and may delay marketing approval. The FDA may also deny an NDA if applicable regulatory criteria are not met.

        Outside the United States, Hollis-Eden Pharmaceuticals will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

ACCELERATED DRUG APPROVAL

        In December 1992, the FDA formalized procedures for accelerating the approval of drugs to be marketed for the treatment of certain serious diseases. To be eligible for this program, the products must treat serious or life-threatening illnesses and provide meaningful therapeutic benefits beyond existing treatments. Under these regulations, a significant new therapy could be approved for marketing at the earliest possible point at which safety and effectiveness are reasonably established under existing law. For example, the approval of a drug could be accelerated by demonstrating a favorable effect on a well-documented surrogate endpoint to predict clinical benefit, instead of requiring that the drug demonstrate actual clinical benefit.

        An important and unique element of these regulations is that approval would be granted only if the sponsor agrees to conduct additional post-marketing studies to confirm the product's effectiveness and/or agrees to restrict distribution of the product. In addition, if the further clinical trials do not bear out the product's effectiveness or if restricted distribution is inadequate to assure safe use, approval of the product would be withdrawn.

MANUFACTURING

        Hollis-Eden Pharmaceuticals does not have, and does not intend to establish, manufacturing facilities to produce its products. Hollis-Eden Pharmaceuticals plans to control its initial capital expenditures by using contract manufacturers to make its products. Hollis-Eden Pharmaceuticals believes that there are a sufficient number of high quality FDA approved contract manufacturers available, and management has had discussions with several of them, to fulfill its near-term production needs for both clinical and commercial use.

        The manufacture of Hollis-Eden Pharmaceuticals' products, whether done by outside contractors (as planned) or Hollis-Eden Pharmaceuticals, will be subject to rigorous regulations, including the need to comply with the FDA's current Good Manufacturing Practice standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

PATENTS

        Hollis-Eden Pharmaceuticals considers the protection of its products, whether owned or licensed, to the exclusion of use by others, to be vital to its business. While the Company intends to focus primarily on patented or patentable technology, it may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop its competitive position. In the United States and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product.

        In certain countries, pharmaceuticals are not patentable or only recently have become patentable, and enforcement of intellectual property rights in many countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. There can be no assurance that any patents issued or licensed to Hollis-Eden Pharmaceuticals will provide it with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around patents issued or licensed to Hollis-Eden Pharmaceuticals.

        Patent applications in the United States are maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature, if made, tends to lag behind actual discoveries by several months. Consequently, the Company cannot be certain that its licensor was the first to invent certain technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of pharmaceutical companies, including those of Hollis-Eden Pharmaceuticals, are generally uncertain, partly because they involve complex legal and factual questions.

        In addition to the considerations discussed above, companies that obtain patents claiming products, uses or processes that are necessary for or useful to the development of Hollis-Eden Pharmaceuticals' products could bring legal actions against the Company claiming infringement. Patent litigation is typically costly and time-consuming, and if such an action were brought against Hollis-Eden Pharmaceuticals it could result in significant cost and diversion of management time. The Company may be required to obtain licenses to other patents or proprietary rights and there can be no assurance that licenses would be made available on terms acceptable to the Company. If Hollis-Eden Pharmaceuticals does not obtain such licenses, it could encounter delays in product market introductions while it attempts to license technology designed around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

        Further, there can be no assurance that patents that are issued will not be challenged, invalidated or infringed upon or designed around by others, or that the claims contained in such patents will not infringe the patent claims of others, or provide Hollis-Eden Pharmaceuticals with significant protection against competitive products, or otherwise be commercially valuable. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company or, if any such licenses are required, that they will be available on terms acceptable to the Company, if at all. To the extent that Hollis-Eden Pharmaceuticals is unable to obtain patent protection for its products or technology, Hollis-Eden Pharmaceuticals' business may be adversely affected by competitors who develop substantially equivalent technology.

LICENSE AGREEMENTS

        Certain provisions of agreements relating to the products have been renegotiated and amended from time to time, primarily to defer cash payments due under the agreements. The amendments have streamlined

Hollis-Eden Pharmaceuticals' commitments and contingencies. The discussion below reflects the nature of its agreements as in effect at the current time. Although the Company believes the following summaries to be accurate, such summaries are qualified in their entirety by reference to their original documents.

COLTHURST LICENSE AGREEMENT

        In May 1994, Hollis-Eden Pharmaceuticals entered into a license agreement, as amended in August 1995 and October 1996 (the "Colthurst License Agreement"), with Colthurst Limited ("Colthurst") and Patrick T. Prendergast, Ph.D., pursuant to which Hollis-Eden Pharmaceuticals was granted exclusive worldwide rights to all present and future patent rights, know-how and background technology of Colthurst and Dr. Prendergast relating to the treatment of retroviral infections for all uses thereunder to develop and commercialize products based on the licensed rights. The Company also has the right to sublicense any such rights.

        Hollis-Eden Pharmaceuticals paid a license fee of $100,000 to Colthurst upon execution of the agreement and was required to pay an additional license fee of $250,000, of which Hollis-Eden Pharmaceuticals paid $125,000 to Colthurst in March 1995. The remainder of such fee becomes due according to the terms of the Colthurst License Agreement. The Company issued 37,736 shares of Common Stock to Colthurst and, beginning August 1995, the Company agreed to make monthly payments of $5,000 to the licensors. Hollis-Eden Pharmaceuticals is also obligated to pay to Colthurst royalties on revenues from products covered by the licensed rights and on revenues received by the Company in connection with sublicenses granted by the Company to third parties. Hollis-Eden Pharmaceuticals must pay a renewable annual license fee, which fee is deductible from royalty fees due to Colthurst during a certain period following renewal of the license. There can be no assurance that the Company will be able to pay such annual fees in the future, in which event the termination of the agreement and the licensing of such rights to a third party would have a material adverse effect on the Company's business.

EDENLAND LICENSE AGREEMENT

        In August 1994, Hollis-Eden Pharmaceuticals entered into a license agreement, as amended in August 1995 (the "Edenland License Agreement"), with Edenland, Inc. ("Edenland") and Dr. Prendergast pursuant to which Hollis-Eden Pharmaceuticals was granted exclusive worldwide rights to all present and future patent rights, know-how and background technology of Edenland and Dr. Prendergast relating to the AFP anti-serum/vaccine for all uses thereunder to develop and commercialize products based on the licensed rights. The Company also has the right to sublicense any such rights.

        Hollis-Eden Pharmaceuticals paid a license fee of $25,000 upon execution of the agreement and an additional license fee in the aggregate of $100,000 over a six-month period ending February 28, 1995. The Company issued to Edenland and Dr. Prendergast an aggregate of 543,396 shares of the Company Common Stock and agreed that either Dr. Prendergast or his brother, Leo Prendergast, at Edenland's election, has the right to serve on Hollis-Eden Pharmaceuticals' Board of Directors for three years. The Company is also obligated to pay Edenland a license fee of $572,000, of which the Company paid $125,000 to Edenland in March 1995. The remainder of such fee becomes due according to the terms of the Edenland License Agreement. Hollis-Eden Pharmaceuticals issued to Edenland a warrant to purchase 37,736 shares of Common Stock at an exercise price of $15.90 per share, 37,736 shares of Common Stock and registration rights pari passu with certain other investors of Hollis-Eden Pharmaceuticals. In addition, beginning August 1995, the Company agreed to make monthly payments of $5,000 to the licensors. The Company is obligated to pay to Edenland royalties on revenues from products covered by the licensed rights and on revenues received by the Company in connection with sublicenses granted by the Company to third parties. Pursuant to the terms of the Edenland License Agreement, with certain limitations, Edenland has the option to receive such royalties in the form of Common Stock. Furthermore, as a condition to the Company's commercialization rights to any product for which regulatory approval is obtained and a certain revenue milestone is achieved, the Company is obligated to pay Edenland a renewable annual license fee for such product for a period of six years. Such annual fee, however, is deductible from royalty fees due to Edenland, including royalty payments due to Edenland in connection with sublicenses granted by Hollis-Eden Pharmaceuticals, during the term of the agreement. REVERSIONEX will cease to be a product covered by the license agreement if Hollis-Eden Pharmaceuticals has not contributed a certain amount of funding to the development of REVERSIONEX in accordance with the terms and conditions of the related Research and Development Agreement (described below). There can be no assurance that the Company will be able to pay such annual fees in the future, in which event the termination of certain rights and the licensing of such rights to a third party would have a material adverse effect on the Company's business.

RESEARCH AND DEVELOPMENT AGREEMENT

        In August 1994, Hollis-Eden Pharmaceuticals entered into a research, development and option agreement, as amended in August 1995 and October 1996 (the "Research and Development Agreement"), with Edenland and Dr. Prendergast pursuant to which Edenland agreed to obtain an open IND for REVERSIONEX from the FDA and to commence a patient Phase I IND study under the guidelines and regulations of the FDA. The Company is obligated to pay Edenland the development costs associated with such Phase I study, for which the Company has agreed to commit a certain minimum amount from its annual research and development budget. After the payment of such development costs and upon the determination that the new product will not meet regulatory approval, Hollis-Eden Pharmaceuticals has the right to terminate its obligation to pay any further development costs of REVERSIONEX.

        Edenland granted Hollis-Eden Pharmaceuticals the exclusive option to acquire exclusive worldwide rights to all new products of Edenland relating to the modulating of the immune system and all patent rights, know-how and background technology from which such new products were derived, which rights, upon exercise of the option by Hollis-Eden Pharmaceuticals, are governed by the terms and conditions of the Edenland License Agreement. The Research and Development Agreement terminates concurrently with the termination of the Edenland License Agreement.

RECAPITALIZATION

        On March 26, 1997, Hollis-Eden, was merged with and into IAC, pursuant to an Agreement and Plan of Merger, dated November 1, 1996, among IAC, Hollis-Eden, Mr. Salvatore J. Zizza and Mr. Richard B. Hollis (the "Merger Agreement"). Upon consummation of the merger of Hollis-Eden with IAC (the "Merger"), Hollis-Eden ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. IAC (now called Hollis-Eden Pharmaceuticals, Inc.) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was accounted for as a recapitalization of Hollis-Eden by an exchange of Common Stock of Hollis-Eden for the net assets of IAC, consisting primarily of cash. IAC was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a target business, which IAC believed has significant growth potential.

Under the terms of the Merger Agreement, each share of Hollis-Eden Common Stock outstanding immediately prior to the closing of the Merger converted into one share of Common Stock of Hollis-Eden Pharmaceuticals, Inc. Common Stock ("Company Common Stock"), and all warrants and options to purchase Hollis-Eden Common Stock outstanding immediately prior to the Merger converted into the right to receive the same number of shares of Company Common Stock. At the closing of the Merger, 4,911,004 shares of Company Common Stock were issued, which represented approximately 85% of the shares of Company Common Stock outstanding immediately after consummation of the Merger.

EMPLOYEES

        As of March 20, 1998, the Company had 9 full-time employees. The Company believes that its relations with its employees are good.

FOUNDERS

        The Company was founded by Richard B. Hollis (see "Executive Officers") and Patrick T. Prendergast, Ph.D. Dr. Prendergast, whose specialty is in anti-viral drug screening and assessment, developed the drug candidates licensed to Hollis-Eden Pharmaceuticals. His research interests are virology, molecular immunological and genetic analysis of animal and human lentiviruses, human herpes virology and immunology, anti-viral agent isolation and retroviral diagnostics. Dr. Prendergast has been primarily engaged in medical research and development activities through two research and development companies controlled by him, Colthurst and Edenland, since 1985 and 1987, respectively. These companies investigated and screened human hormones and proteins as anti-HIV drugs. Dr. Prendergast filed foreign patents on the use of these agents for the treatment of viral caused immune disorders. Dr. Prendergast received his Ph.D. in microbiology from the University College of Galway, Ireland in 1982.

EXECUTIVE OFFICERS

        The executive officers of the Company and their ages as of March 20, 1998 are as follows:

        NAME                 AGE                          POSITION
        ----                 ---                          --------
Richard B. Hollis             45    Chairman of the Board and Chief Executive Officer

Terren S. Peizer              38    Vice Chairman and President

James M. Frincke, Ph.D.       47    Vice President, Research and Development

Robert L. Marsella            45    Vice President, Business Development and Marketing

Thomas C. Merigan, Jr., M.D.  64    Medical Director, Infectious Diseases

Robert W. Weber               47    Vice President - Controller

        RICHARD B. HOLLIS is the founder of Hollis-Eden Pharmaceuticals and has served as its Chairman and Chief Executive Officer since August 1994. Mr. Hollis also served as the Company's President from August 1994 to February 1997. Mr. Hollis has over 20 years experience in the health care industry in positions ranging from sales to Chief Executive Officer. Mr. Hollis served as Chief Operating Officer of Bioject Medical from 1991 to 1994 and as Vice President Marketing and Sales/General Manager for Instromedix from 1989 to 1991. From 1986 to 1989, Mr. Hollis served as a general manager of the Western business unit of Genentech, Inc., a manufacturer of biopharmaceuticals. Prior to joining Genentech, Inc., Mr. Hollis served as a divisional manager of Imed Corporation, Inc., a manufacturer of drug delivery systems: intravenous infusion pumps and controllers. Mr. Hollis began his career in the health care industry with Baxter Travenol from 1974 to 1977. Mr. Hollis received his B.A. in Psychology from San Francisco State University in 1974.

        TERREN S. PEIZER became President and a director of the Company in February 1997. Since 1993, Mr. Peizer has served as Chairman and Chief Executive Officer of Beachwood Financial Company, Inc., an investment holding company with significant Biotechnology equity holdings. From 1990 to 1993, Mr.

Peizer served as Chairman and Chief Executive Officer of Financial Group Holdings, Inc., an investment holding company. From 1985 to 1990, Mr. Peizer served as a senior member of the investment banking firm of Drexel Burnham Lambert, Inc.'s High Yield Bond Department. Mr. Peizer held investment banking positions from 1981 to 1985 at Goldman, Sachs & Co.'s Risk and International Arbitrage Division as well as the First Boston Corp.'s High Yield Securities Department. Mr. Peizer received his B.S.E. in Finance from The Wharton School of Finance and Commerce in 1981.

        JAMES M. FRINCKE, Ph.D. became Vice President, Research and Development of the Company in November 1997. During his 16 years in the industry, Dr. Frincke has managed major programs for research and development of drugs, biologicals, cellular and gene therapeutics that are aimed at the treatment of cancer, infectious diseases and tissue transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in several biotechnology companies including Hybritech/Eli Lilly. Most recently, he served as Vice President of Therapeutics Research and Development at Prolinx, from 1995 to 1997, Vice President of Bio-Organic Chemistry and Vice President of Research and Development for Systemix from 1991 to 1995. In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of the regulatory and clinical matters of lead product opportunities. Dr. Frincke has authored and co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his Ph.D. in chemistry at the University of California, Davis in 1978. In 1981, Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

        ROBERT L. MARSELLA became Vice President, Business Development and Marketing of the Company in September 1997. Mr. Marsella has over 17 years of medical sales, marketing, and distribution experience. Since 1994 Mr. Marsella has been President of RLM Cardiac Products, an exclusive distributor in the Southwestern United States of various cardiac related hospital products. From 1990 to 1994, Mr. Marsella marketed and distributed implantable pacemakers and defibrillators for Telectronics Pacing Systems. From 1987 to 1990, Mr. Marsella served as Regional Manager for Genentech, Inc. and launched ACTIVASE t-PATM (a Biopharmaceutical drug) in the Western United States. From 1983 to 1987, Mr. Marsella marketed intravenous infusion pumps for Imed Corporation. Mr. Marsella began his career in 1980, as a field sales representative, and was quickly promoted to regional sales manager for U.S. Surgical Corporation, auto suture division. Mr. Marsella received his B.A. degree from San Diego State University in 1975.

        THOMAS CHARLES MERIGAN, JR., M.D., became Chairman of the Scientific Advisory Board and a director of the Company in March 1996. Dr. Merigan has been George E. and Lucy Becker Professor of Medicine at Stanford University School of Medicine from 1980 to the present. Dr. Merigan has also been the Principal Investigator, NIAID Sponsored AIDS Clinical Trials Unit, from 1986 to the present and has been Director of Stanford University's Center For AIDS Research from 1988 to the present. Dr. Merigan is a member of various medical and honorary societies, has lectured extensively within and outside the United States, and authored numerous books and articles and has chaired and edited symposia relating to viruses, infectious diseases, anti-viral agents, HIV and other retroviruses and AIDS. From 1990 to the present, Dr. Merigan has been Chairman, Editorial Board of "HIV: Advances in Research and Therapy". He is also a member of the editorial boards of "Aids Research and Human Retroviruses" (since 1983), "International Journal of Anti-Microbial Agents" (since 1990), and "The Aids Reader" (since 1991), among others. He is a co-recipient of eight patents which, among other things, relate to synthetic polynucleotides, modification of hepatitis B virus infection, treatment of HIV infection, purified cytomegalovirus protein and composition and treatment for herpes simplex. Dr. Merigan has been Chair, Immunology Advisory Board, Bristol Myers Squibb Corporation (1989 - 1995) and Chair, Scientific Advisory Board, Sequel Corp. (1993 - 1996). In 1994, Stanford University School of Medicine honored him with the establishment of the Annual Thomas C. Merigan Jr. Endowed Lectureship in Infectious

Diseases, and, in 1996, Dr. Merigan was elected Fellow, American Association for the Advancement of Science. From 1966 to 1992, Dr. Merigan was Head, Division of Infectious Diseases, at Stanford School of Medicine. Dr. Merigan received his B.A. (with honors) from the University of California at Berkeley in 1954 and his M.D. from the University of California at San Francisco in 1958.

        ROBERT W. WEBER was appointed Vice President - Controller of the Company in March 1996. Mr. Weber has over twenty years of experience in financial management and has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. Most recently he served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor, and Vice President Finance and Chief Financial Officer for Amercom. From 1988 to 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, which designs, manufactures and markets medical electronic devices and software. Mr. Weber received a B.S. from GMI Institute of Technology in 1975 and a MBA from Stanford Graduate School of Business in 1977.

RISK FACTORS

        Dependence on New Products and FDA Approval. Hollis-Eden Pharmaceutical's principal development efforts are currently centered around two drug candidates licensed by the Company which the Company's management believes show promise for the treatment and prevention of HIV/AIDS. Neither INACTIVIN nor any of the other drug candidates have been approved for commercial sale and no assurance can be given that approvals will be obtained. Hollis-Eden Pharmaceuticals' current primary focus is on INACTIVIN. While limited clinical trials of an earlier version of INACTIVIN have to date produced favorable results, significant additional trials are required, and no assurance can be given that the drug will ultimately be demonstrated to be safe or efficacious. Hollis-Eden Pharmaceuticals has never commercially introduced a product, and no assurance can be given that commercialization of any of the Company's drug candidates in any country in which any of them may be approved will be financially successful.

        Early Stage of Product Development; Substantial Operating Losses. Hollis-Eden Pharmaceuticals has not yet generated any operating revenues. The Company cannot predict when marketing approvals for any of its drug candidates will be obtained, if ever. Even if such approvals are obtained, there can be no assurance that the Company's drug candidates will be successfully commercialized. Hollis-Eden Pharmaceuticals has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of the Company's drug candidates, and, as of December 31, 1997, had an accumulated deficit of $7.9 million. Hollis-Eden Pharmaceuticals expects its operating expenses to increase over the next several years as it funds development, clinical testing and other expenses of seeking FDA approval. The Company's ability to achieve a profitable level of operations is dependent in large part on obtaining regulatory approvals for its drug candidates, entering into agreements for product development and commercialization, and expanding from development into successful marketing, all of which will require significant amounts of capital. There can be no assurance that Hollis-Eden Pharmaceuticals will ever achieve a profitable level of operations.

        Patents and Proprietary Rights. Although certain of the Company's drug candidates are patented, patents are not a guarantee of protection from competitors, especially in an area characterized by rapid advances, and enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. There can be no assurance that any patents issued or licensed to Hollis-Eden Pharmaceuticals will not be challenged, invalidated, infringed upon, or designed around by others or that the claims contained in such patents will not infringe the patent claims of others. Furthermore, there can be no assurance that others will not independently develop similar products. The Company's business may be adversely affected by competitors who develop substantially equivalent technology. Patent litigation can be extremely expensive, and Hollis-Eden Pharmaceuticals may find that it is unable to fund litigation necessary to defend its rights.

        Government Regulation and Product Approvals. The research, preclinical development, clinical trial, manufacturing, marketing and sale of pharmaceuticals are subject to extensive regulation by governmental authorities. Products developed by Hollis-Eden Pharmaceuticals cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy and extremely expensive. Approval by United States authorities does not guarantee, nor at times even facilitate or expedite, approval in other countries. Further, government regulations are subject to change and it is possible that additional criteria may be established or imposed which could prevent or delay regulatory approval of any of the Company's drug candidates. Additionally, the facilities that manufacture the Company's drug candidates will need to adhere to regulatory guidelines. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect on the Company's business, financial condition or results of operations.

        Substantial Capital Needs. The Company's operations to date have consumed substantial capital without generating any revenues, and the Company will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its drug candidates, and to market any drug candidates that receive regulatory approval. Hollis-Eden Pharmaceuticals does not expect to generate revenue from operations for the foreseeable future, and the Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or some combination thereof. Based upon its current plans, management believes that its existing capital resources, together with interest thereon, will be sufficient to meet the Company's operating expenses and capital requirements through at least the end of 1998. There can be no assurance, however, that changes in Hollis-Eden Pharmaceuticals' research and development plans or other events affecting Hollis-Eden Pharmaceuticals' operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that the Company will be successful in raising necessary funds. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of the Company's programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, the ability of the Company to establish collaborative arrangements and effective commercialization and marketing activities and other arrangements. In any event, Hollis-Eden Pharmaceuticals will continue to incur increasing negative cash flows and net losses for the foreseeable future.

        Technological Change and Competition. The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause the Company's drug candidates to become obsolete before the Company recoups all or any portion of the related expenses. Hollis-Eden Pharmaceuticals' competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by Hollis-Eden Pharmaceuticals. Most of Hollis-Eden Pharmaceuticals' competitors have substantially greater financial, technical, manufacturing, marketing, distribution and human resource capabilities than Hollis-Eden Pharmaceuticals. In addition, many of Hollis-Eden Pharmaceuticals' competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approvals of products. Accordingly, Hollis-Eden Pharmaceuticals' competitors may succeed in obtaining regulatory approval for products more rapidly than Hollis-Eden Pharmaceuticals. If Hollis-Eden Pharmaceuticals commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiencies and marketing and distribution capabilities, areas in which it has little experience.

        No Sales and Marketing Experience. Hollis-Eden Pharmaceuticals' efforts to date have focused on the development and evaluation of its drug candidates. As the Company continues clinical studies and prepares for commercialization of its drug candidates, it must build a sales and marketing infrastructure. Hollis-Eden Pharmaceuticals has no experience in the sales and marketing of its drug candidates. It is possible that Hollis-Eden Pharmaceuticals will not be able to attract and retain the skilled personnel necessary to develop the infrastructure to effectively market its drug candidates.

        Dependence on License Agreements. Hollis-Eden Pharmaceuticals licenses its drug candidates from Dr. Patrick T. Prendergast and from Edenland and Colthurst, two organizations Dr. Prendergast controls. The Company is obligated to make license payments and provide certain funding, including funding for the development and testing of the Company's drug candidates, at specified times. There can be no assurance that the Company will be able to meet future payment or funding obligations, in which event the Company could lose all rights to one or more of its drug candidates, which would have a material adverse effect on the Company.

        Dependence on Officers and Future Employees. Hollis-Eden Pharmaceuticals is (and will be) highly dependent upon its Chief Executive Officer, Richard B. Hollis, the loss of whose services could adversely affect Hollis-Eden Pharmaceuticals and impede the achievement of Hollis-Eden Pharmaceuticals' research and development objectives. Recruiting and retaining additional management personnel, as well as qualified scientific personnel to perform research and development work in the future, will also be critical to the Company's success. Because competition for experienced scientific personnel among numerous pharmaceutical and biotechnology companies and research and academic institutions is intense, there can be no assurance that the Company will be able to attract and retain such personnel.

        Technological Uncertainties. All of Hollis-Eden Pharmaceuticals' product development efforts are based upon technologies and therapeutic approaches that have not been widely used in humans for therapeutic purposes. There is, therefore, significant risk that these approaches will not prove to be successful. While the Company believes that the positive results obtained to date in preclinical and limited clinical human studies support further research and development, such positive results are not necessarily indicative of results that will be obtained in further human clinical testing.

        Pharmaceutical Pricing; Pending Health Care Reforms. Government health administration authorities, together with private health insurers, increasingly are attempting to contain health care costs by limiting the price or reimbursement levels for medical products and services. In certain foreign markets, pricing or profitability of prescriptive pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government controls or otherwise significantly reform the existing health care system. Due to uncertainties as to the ultimate features of this or any other reform initiatives that may be enacted, Hollis-Eden Pharmaceuticals cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on Hollis-Eden Pharmaceuticals. It is possible that any legislation that is enacted will include provisions resulting in price limits, utilization controls or other consequences that may adversely affect Hollis-Eden Pharmaceuticals.

        Manufacturing Limitations and Uncertainties. Hollis-Eden Pharmaceuticals currently relies on outside manufacturers for the production of its drug candidates to supply sufficient quantities of compounds to conduct clinical trials on its drug candidates. If the Company is unable to contract on acceptable terms or to obtain a sufficient supply of its drug candidates or such supplies are delayed or contaminated, the Company could experience significant delays in bringing its drug candidates to market as well as delays in human clinical testing schedules and delays in submissions of its drug candidates for regulatory approval and initiation of further development progress, any of which could have a material adverse effect on the Company's business and results of operations. If Hollis-Eden Pharmaceuticals should encounter delays or difficulties in establishing relationships with manufacturers to produce, package or distribute its finished pharmaceutical products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices ("GMP") regulations enforced by the FDA through its facilities inspection program. These facilities must pass a pre-approval plant inspection before the FDA will issue a pre-market approval of the Company's drug candidates. If Hollis-Eden Pharmaceuticals is unable to obtain or retain third party manufacturing on commercially acceptable terms, it may not be able to commercialize pharmaceutical products as planned. The Company's dependence upon third parties for the manufacture of pharmaceutical products may adversely affect the Company's profit margins and its ability to develop and deliver pharmaceutical products on a timely and competitive basis.

        Even if Hollis-Eden Pharmaceuticals is successful in raising the substantial amounts of capital it requires (as to which there can be no assurance), Hollis-Eden Pharmaceuticals does not intend to manufacture any pharmaceutical products itself, although it may choose to do so in the future. The Company has no experience in manufacturing pharmaceutical products in clinical quantities or for commercial purposes. Hollis-Eden Pharmaceuticals believes that its strategy of outsourcing manufacturing is cost effective since it avoids the high fixed costs of plant, equipment and large manufacturing staff and thereby enables Hollis-Eden Pharmaceuticals to conserve its resources. Should the Company determine to manufacture products itself, the Company would be subject to the regulatory requirements described above, would be subject to similar risks regarding delays or difficulties encountered in manufacturing any such pharmaceutical products and would require substantial additional capital. In addition, there can be no assurance that Hollis-Eden Pharmaceuticals would be able to manufacture any such products successfully and in a cost-effective manner.

        Management of Growth. Hollis-Eden Pharmaceuticals' ability to manage its growth, if any, will require it to continue to improve and expand its management, operational and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business and results of operations will be adversely affected.

        Product Liability; Lack of Insurance. Hollis-Eden Pharmaceuticals' business will expose it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products, and product liability claims may be asserted against Hollis-Eden Pharmaceuticals. Product liability insurance for the pharmaceutical industry generally is expensive to the extent that it is available at all. Hollis-Eden Pharmaceuticals currently does not have product liability insurance. There can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not adversely affect the business or financial condition of the Company.

        Authorized Preferred Stock. Hollis-Eden Pharmaceuticals' Board of Directors will be authorized, without further action required on the part of stockholders, to issue one or more classes of preferred stock and to designate the rights, preferences and privileges of such preferred stock including voting, dividend and liquidation rights which may be superior to those of the holders of Common Stock. The issuance of one or more classes of preferred stock could materially adversely affect the rights of holders of Common Stock.

        Indemnification and Limited Monetary Damages. Hollis-Eden
Pharmaceuticals' Certificate of Incorporation provides that the Company's directors shall not be liable for monetary damages to Hollis-

Eden Pharmaceuticals' stockholders except as required by law. In addition, the Company's Bylaws provide indemnification of its officers and directors to the fullest extent permitted by Delaware law. To the extent that stockholders are unable to prevail in actions for monetary damages against the Company's directors, such stockholders' rights in this regard are limited in comparison to rights of stockholders of a corporation that has not adopted such provisions. In addition, to the extent that the officers and directors may obtain indemnification from the Company, the Company may incur substantial financial losses.

        Dividends Unlikely. Hollis-Eden Pharmaceuticals has never paid dividends on its shares of Common Stock. The payment of dividends in the future, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends in the future will be within the discretion of the Company's Board of Directors. The Company intends to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

        Concentration of Ownership. Richard B. Hollis, Hollis-Eden Pharmaceuticals' Chief Executive Officer, owns approximately 40.2% of the outstanding shares of Common Stock (without giving effect to the exercise of any warrants or options). Accordingly, Mr. Hollis will control the business, policies and affairs of the Company, including the election of members of the Company's Board of Directors. Assuming the exercise of the Company's outstanding warrants and options, Mr. Hollis would own approximately 25.8% of the then outstanding shares of Common Stock, and Mr. Terren S. Peizer, President and a Director of the Company, would own approximately 18.7%.

        Classified Board of Directors; Possible Deterrent to Takeovers, Changes in Board and Other Changes in Control. Hollis-Eden Pharmaceuticals' Board of Directors is a "classified board," with approximately one-third of its directors coming up for election each year. This provision is applicable to every election of directors. As a result of having a classified board, two annual meetings will be necessary to change a majority of the directors. The existence of a classified board may, in certain circumstances, deter or delay mergers, tender offers, other possible takeover attempts or changes in management of the Board of Directors which may be favored by some or a majority of Hollis-Eden Pharmaceuticals' stockholders.

        Possible Volatility in Stock Price. There is no assurance that a market for securities of Hollis-Eden Pharmaceuticals will continue to exist. The prices at which Common Stock trades will depend on many factors, including prevailing interest rates, markets for similar securities, industry conditions, and the performance of, and investor expectations for, Hollis-Eden Pharmaceuticals' prospects.

ITEM 2.        PROPERTIES

        The Company's corporate headquarters are located at 9333 Genesee Avenue, Suite 110, San Diego, California 92121, where the Company leases approximately 5,000 square feet. The lease expires in August 2000. The Company believes that its facilities are adequate for its current operations.

ITEM 3.        LEGAL PROCEEDINGS

        The Company currently is not a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ SmallCap Market under the symbol HEPH. Prior to September 1997, the Company's common stock, Class A Warrants, Class B Warrants and Units were traded on the OTC Electronic Bulletin Board (the "OTC") under the symbol HEPH and prior to the merger under the symbols IACQ, IACQW, IACQZ and IACQU, respectively.

        The following table sets forth the quarterly high and low bid quotations on the OTC Electronic Bulletin Board for the securities of the Company and the high and low selling prices as reported by NASDAQ SmallCap Market since September 1997.

Common Stock                                      High          Low
--------------------------------------------------------------------
1996
        First Quarter                           $10.125       $8.875
        Second Quarter                           10.625        9.250
        Third Quarter                             9.875        9.250
        Fourth Quarter                           11.250        8.875

1997
        First Quarter                           $12.000       $9.000
        Second Quarter                           11.750        4.125
        Third Quarter                             8.440        4.500
        Fourth Quarter                            8.875        5.000


Class A Warrants                                  High          Low
--------------------------------------------------------------------
1996
        First Quarter                           $ 0.750       $0.500
        Second Quarter                            1.125        0.625
        Third Quarter                             1.000        0.625
        Fourth Quarter                            1.000        0.625

1997
        First Quarter                           $ 2.500       $0.750
        Second Quarter                            1.500        0.031


Class B Warrants                                  High          Low
--------------------------------------------------------------------
1996
        First Quarter                           $ 5.250       $3.750
        Second Quarter                            6.000        4.500
        Third Quarter                             6.000        4.250
        Fourth Quarter                            6.000        3.250

1997
        First Quarter                           $13.50        $3.250
        Second Quarter                           10.50         7.500


Units                                             High          Low
--------------------------------------------------------------------
1997
        First Quarter                           $10.000       $9.000

        Second Quarter                           10.000        9.625
        Third Quarter                            10.125        9.625
        Fourth Quarter                           11.125        9.500

1997
        First Quarter                           $13.75        $9.750
        Second Quarter                           11.00         8.000

        On March 11, 1998, the closing price of the Company's common stock as reported by the NASDAQ stock market was $16.00 per share. There were approximately 1,900 shareholders of record plus beneficial stockholders of the Company's common stock as of such date. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.

        On March 27, 1997, the Company sent a Notice of Redemption to holders of its Class A Warrants and Class B Warrants, stating that it would redeem all of such outstanding warrants on April 28, 1997. 603,415 of the Class A Warrants and 254,950 Class B Warrants were exercised. On April 28, 1997, the Company redeemed all remaining Class A and Class B Warrants listed on the OTC. The Class A Warrants underlying the Units listed on the OTC were also redeemed, leaving only the Company's common stock remaining from such Units.

ITEM 6.        SELECTED FINANCIAL DATA

                                                                                                      PERIOD FROM
                                                                                                       INCEPTION
                                                                                                     (AUG.15, 1994)
                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31,                  TO
                                       -----------------------------------------------------------     DECEMBER 31,
                                           1997            1996            1995           1994             1997
                                       -----------     -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:
 Research and development............  $ 3,488,358     $   184,276     $   463,000     $ 1,166,762     $ 5,302,396
 General and administrative..........    2,044,139         510,534         170,929         103,564       2,829,166
                                       -----------     -----------     -----------     -----------     -----------
 Total operating expenses............    5,532,497         694,810         633,929       1,270,326       8,131,562
 Other income (expense), net.........      279,613           2,590         (37,762)         (6,720)        237,721
                                       -----------     -----------     -----------     -----------     -----------
 Net loss............................  $(5,252,884)    $  (692,220)    $  (671,691)    $(1,277,046)    $(7,893,841)
                                       ===========     ===========     ===========     ===========     ===========
 Net loss per share..................  $     (0.85)    $     (0.15)    $     (0.17)    $     (0.38)
 Weighted average number
  of common shares outstanding.......    6,192,764       4,657,650       3,867,924       3,396,226

BALANCE SHEET DATA:
 Total assets........................  $ 7,399,848     $   241,206     $         -     $         -
 Notes and accounts payable and
  accrued interest to related party..            -               -         367,522         216,720
 License fees payable................            -         499,700         928,000         927,000
 Stockholders' equity (deficit)......  $ 6,933,217     $  (566,159)    $(1,537,633)    $(1,143,720)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Annual Report on Form 10-K.

GENERAL

        Hollis-Eden Pharmaceuticals, a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. The Company has three technology platforms, one based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on biochemical synthesis regulators. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of December 31, 1997, had an accumulated deficit of $7.9 million.

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

RESULTS OF OPERATIONS

        The Company has not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through December 31, 1997. The Company has devoted substantially all its resources to the payment of licensing fees and research and development fees plus expenses related to the startup of its business. From inception until December 31, 1997, the Company incurred expenses of approximately $5.3 million in research and development fees, $2.8 million in general and administrative expenses, and $200,000 in net interest income resulting in a loss of $7.9 million for the period.

        Research and development expenses increased to $3.5 million in 1997 from $184,000 in 1996 and decreased to $184,000 from $463,000 in 1995. A substantial portion of the research and development expenses has been incurred since the completion of the Merger on March 26, 1997 as described below. 1995 research and development expenses included the cost of a small clinical trial in Houston, Texas.

        General and administrative expenses increased to $2.0 million in 1997 from $510,000 and $170,000 in 1996 and 1995, respectively. These increases are due primarily to (i) the non-cash charges for the issuance of warrants to a certain director (described below), (ii) the amortization of the unearned compensation charge of certain stock options, (iii) increased expenses as a public company such as legal fees, filing fees, and directors and officers insurance, and (iv) increased staffing.

        Upon the completion of the Merger and the exercise of warrants, the Company incurred significant non-recurring charges to operations that have been recorded as expenses during the quarters ended March 31 and June 30, 1997. In particular, the Company incurred (i) a $1.5 million and a $1.2 million expense for research and development fees during the first and second quarters, respectively, and (ii) a $570,000 non-cash charge relating to the issuance of warrants to a certain director and former officer during the first quarter. The $2.7 million research and development fees will be used by Edenland, a related party, as funding to continue the development of the Company's second drug candidate, REVERSIONEX.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception through the sale of shares of Common Stock and with loans from the Company's founder, Richard B. Hollis. The Company repaid Mr. Hollis in January 1996.

        During the year ended December 31, 1995, the Company received cash proceeds of $250,000 from the sale of its securities. In May 1996, the Company completed a private placement of shares of Common Stock, from which it received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden provided the Company with $6.5 million in cash and other receivables.

        Under its license agreements with Dr. Patrick T. Prendergast, Colthurst and Edenland, the Company is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. Under these agreements, the Company is obligated to pay the licensors an aggregate of two and one-half percent of all such proceeds raised hereafter through April 28, 1998. An annual renewal license fee of $500,000 is due when one of the following events occur: the Company raises a predetermined amount of capital; the Company sublicenses the technology received under the Colthurst License Agreement; the Company generates sales; the Company licenses or funds new technologies not covered under the existing agreements; or a predetermined date in the future. As of December 31, 1997, the Company is current on all license fee obligations under these agreements.

        Under its Research and Development Agreement with Edenland and Dr. Patrick T. Prendergast, the Company is committed to pay $3.0 million for the development costs related to REVERSIONEX. An amount of $1.5 million was recorded as a charge to operations upon the closing of the Merger and was paid in April 1997. An additional $1.2 million was recorded as a charge to operations upon the exercise of the warrants and was paid in May 1997. The remaining $300,000 was accrued as an expense during the fourth quarter of 1997 and is payable by April 28, 1998. In addition, the Company has agreed to commit at least 30% of its annual research and development budget up to a maximum of $50.0 million during the term of the agreement, but a minimum of $2.0 million and maximum of $10.0 million for any given calendar year, to pay development costs for REVERSIONEX or any new product developed under the agreement. In addition, payments made towards the $3.0 million development costs are deductible from the amounts due for the $2.0 million per year of research. Accordingly, with respect to the $2.0 million per year obligation, assuming only such minimum amounts will be due, only $1.0 million will be due in 1998.

        The Company's operations to date have consumed substantial capital without generating any revenues, and the Company will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its drug candidates, and to market any drug candidates that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and the Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or some combination thereof. Based upon its current plans, the Company's management believes that its existing capital resources, together with interest thereon, will be sufficient to meet the Company's operating expenses and capital requirements through at least the end of 1998. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that the Company will be successful in raising necessary funds. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of the Company's programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, the ability of the Company to establish collaborative arrangements and effective commercialization and marketing activities and other arrangements. In any event, the Company will continue to incur increasing negative cash flows and net losses for the foreseeable future.

YEAR 2000 ISSUE

        The year 2000 computer issue is not expected to have any material affect on the company's financial statements or operations of the Company.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is attached as Appendix F.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None.

PART  III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

        The information required by this item with respect to directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting (the "Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

PART  IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this Annual Report on Form 10-K:

            1. Financial Statements: The financial statements of Hollis-Eden Pharmaceuticals are included as Appendix F of this report. See Index to Financial Statements on page F-1.

            2. Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 1997, and have therefore been omitted.

            3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1998.


                                  HOLLIS-EDEN PHARMACEUTICALS, INC.


                                  By: /s/ RICHARD B. HOLLIS
                                     ------------------------------------------
                                      Richard B. Hollis, Chairman of the Board
                                      of Directors and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RICHARD B. HOLLIS and TERREN S. PEIZER, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                          Title                                 Date
---------                                          -----                                 ----
/s/ RiCHARD B. HOLLIS               Chairman of the Board of Directors              March 23, 1998
-------------------------------     and Chief Executive Officer
Richard B. Hollis


/s/ TERREN S. PEIZER
-------------------------------     Vice Chairman of the Board of                   March 23, 1998
Directors   March 23, 1998          and President
Terren S. Peizer


/s/ ROBERT W. WEBER                 Vice President -- Controller                    March 23, 1998
-------------------------------     (Principal Financial and Accounting Officer)
Robert W. Weber
March 23, 1998


/s/ PAUL BAGLEY                     Director                                        March 6, 1998
-------------------------------
Paul Bagley


/s/ BRENDAN R. MCDONNELL            Secretary and Director                          March 23, 1998
-------------------------------
Brendan R. McDonnell




/s/ THOMAS C. MERIGAN JR. M.D.      Medical Director, Infectious Diseases and       March 23, 1998
-------------------------------     Director
Thomas C. Merigan, Jr. M.D.


/s/ SALVATORE J. ZIZZA              Director                                        March 23, 1998
-------------------------------
Salvatore J. Zizza

                                                                      APPENDIX E

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------
  3.1     Amended and Restated Certificate of Incorporation of the Registrant
          (incorporated by reference to Exhibit 4.1 to Registrant's Registration
          Statement on Form S-4 (No. 333-18725), as amended (the "Form S-4)).

  3.2 Bylaws of Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

 10.1     Registrant's 1997 Incentive Stock Option Plan (the "Option Plan")
          (incorporated by reference to Exhibit 10.3 to the Form S-4).

 10.2 Forms of Incentive Stock Options and Nonstatutory Stock Options under the Option Plan (incorporated by reference to Exhibit 10.5 to the Form
          S-4).

 10.3 Employment Agreement by and between Registrant and Richard B. Hollis dated November 1, 1996 (incorporated by reference to Exhibit 10.6 to the Form S-4).

 10.4 Employment Agreement by and between Registrant and Terren S. Peizer dated February 5, 1997 (incorporated by reference to Exhibit 10.11 to the Form S-4).

 10.5     Amendment to Employment Agreement by and between Registrant and Terren
          S. Peizer dated April 1, 1997 (incorporated by reference to Exhibit
          10.1 to Registrant's Current Report on Form 8-K dated March 26, 1997).

 10.6     License Agreement by and among Registrant, Colthurst Limited and
          Patrick T. Prendergast, Ph.D. dated May 18, 1994, including all amendments thereto (incorporated by reference to Exhibit 10.7 to the Form S-4).

 10.7     License Agreement by and among Registrant, Edenland, Inc. and Patrick
          T. Prendergast, Ph.D. dated August 25, 1994, including all amendments thereto (incorporated by reference to Exhibit 10.8 to the Form S-4).

 10.8     Research, Development and Option Agreement by and among Registrant,
          Edenland, Inc. and Patrick T. Prendergast, Ph.D. dated August 25,
          1994, including all amendments thereto (incorporated by reference to Exhibit 10.9 to the Form S-4).

 23.1     Consent of BDO Seidman, LLP.

 24.1     Power of Attorney. Reference is made to signature page.

 27       Financial Data Schedule (filed electronically only).

                                                                      APPENDIX F


                        HOLLIS-EDEN PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          Page
                                                                                          ----
Report Of Independent Certified Public Accountants ........................................F-2


Balance Sheets as of December 31, 1997 and 1996............................................F-3


Statements Of Operations for the Fiscal Years Ended December 31,1997, December 31, 1996,
              December 31, 1995 and the Period From Inception (August 15, 1994) to
              December 31, 1997............................................................F-4


Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 1997,
              December 31 1996, December 31, 1995 and the Period from Inception
              (August 15, 1994) to December 31, 1997.......................................F-5


Statements Of Cash Flows for the Fiscal Years Ended December 31, 1997,
              December 31 1996, December 31, 1995 and the Period from
              Inception (August 15, 1994) to December 31, 1997.............................F-6


Notes To Financial Statements..............................................................F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Hollis-Eden Pharmaceuticals, Inc.
San Diego, CA

We have audited the accompanying balance sheets of Hollis-Eden Pharmaceuticals, Inc. (a development stage company) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1997 and for the period from inception (August 15, 1994) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hollis-Eden Pharmaceuticals, Inc. as of December 31, 1997 and 1996 and the results its operations and its cash flows for each of the three years ended December 31, 1997 and for the period from inception (August 15, 1994) to December 31, 1997, in conformity with generally accepted accounting principles.





                                                BDO Seidman, LLP
                                                New York, NY



March 6, 1998

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
================================================================================


                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                         1997               1996
                                                                     ------------       ------------
ASSETS:
 Current assets:
 Cash and  cash equivalents                                          $  7,102,620       $     17,914
 Prepaid expenses                                                          53,009            116,885
 Deposits                                                                   9,163            100,000
 Other receivable - tax refund (Note 7)                                   105,436                 --
 Other receivable from related party                                       46,679                 --
                                                                     ------------       ------------
 Total current assets                                                   7,316,907            234,799

 Property and equipment, net of accumulated
     depreciation of $6,602 and $594                                       82,941              6,407
                                                                     ------------       ------------
 Total assets                                                        $  7,399,848       $    241,206
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
 Account payable and accrued expenses                                $    128,631       $    210,894
 Wages payable                                                                 --             96,771
 License fees payable to related party                                         --            499,700
 R & D fees payable to related party (Note 9)                             338,000                 --
                                                                     ------------       ------------
 Total current liabilities                                                466,631            807,365

 Commitments and contingencies (see Note 9, 13, 14)

 Stockholders' equity (deficit): (Notes 3, 4, 5, 8, 10, 11, 12)

 Preferred stock, no par value, 10,000,000 shares
     authorized; no shares issued or outstanding                               --                 --
 Common stock, $.01 and $.0001 par value,
     30,000,000 shares authorized; 6,772,023 and
     4,911,004 shares issued and outstanding                               67,720                491
 Paid-in capital                                                       16,325,338          2,074,307
 Deferred compensation-stock options, net of
     accumulated amortization of $282,000                              (1,566,000)                --
 Deficit accumulated during development stage                          (7,893,841)        (2,640,957)
                                                                     ------------       ------------
 Total stockholders' equity ( deficit)                                  6,933,217           (566,159)
                                                                     ------------       ------------

 Total liabilities and stockholders' equity                          $  7,399,848       $    241,206
                                                                     ============       ============


   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
================================================================================


                                                                               PERIOD FROM
                                                                                INCEPTION
                                                                               (AUG.15,1994)
                                        FOR THE YEAR ENDED DECEMBER 31,              TO
                                -------------------------------------------     DECEMBER 31,
                                    1997            1996            1995           1997
                                -----------     -----------     -----------     -----------
Operating expenses:
 Research and development       $ 3,488,358     $   184,276     $   463,000     $ 5,302,396
 General and administrative       2,044,139         510,534         170,929       2,829,166
                                -----------     -----------     -----------     -----------

Total operating expenses          5,532,497         694,810         633,929       8,131,562

Other income (expense):
 Interest income                    279,812           5,732              --         285,544
 Interest expense                      (199)         (3,142)        (37,762)        (47,823)
                                -----------     -----------     -----------     -----------

Total other income (expense)        279,613           2,590         (37,762)        237,721
                                -----------     -----------     -----------     -----------

Net loss                        $(5,252,884)    $  (692,220)    $  (671,691)    $(7,893,841)
                                ===========     ===========     ===========     ===========

Net loss per share              $     (0.85)    $     (0.15)    $     (0.17)

Weighted average number of
 common shares outstanding        6,192,764       4,657,650       3,867,924


   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================


                                                                                                           DEFICIT
                                                            COMMON STOCK                                 ACCUMULATED
                                                            AT PAR VALUE       CAPITAL IN                   DURING
                                                     ------------------------   EXCESS OF    DEFERRED     DEVELOPMENT
                                                        SHARES       AMOUNT     PAR VALUE  COMPENSATION      STAGE         TOTAL
                                                     -----------  -----------  -----------  -----------   -----------   -----------
Contribution by stockholder                                   --  $        --  $   103,564  $        --   $        --   $   103,564
Common stock issued for cash                           2,852,830          285       24,715           --            --        25,000
Common stock issued as consideration for
 amendments to the license agreements (Note 7)           543,396           55        4,707           --            --         4,762
Net loss                                                      --           --           --           --    (1,277,046)   (1,277,046)
                                                       ---------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1994                           3,396,226          340      132,986           --    (1,277,046)   (1,143,720)

Common stock issued for cash                             679,245           68      249,932           --            --       250,000
Common stock issued as consideration for
 amendments to the license agreements (Note 7)            75,472            7       27,771           --            --        27,778
Net loss                                                      --           --           --           --      (671,691)     (671,691)
                                                       ---------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1995                           4,150,943          415      410,689           --    (1,948,737)   (1,537,633)

Common stock issued in conversion of debt (Note 11)      164,962           16      371,148           --            --       371,164
Common stock issued for cash, net of
 issuance costs of $203,622 (Note 11)                    580,005           58    1,234,441           --            --     1,234,499
Common stock issued as consideration
 for termination of a finance agreement                   15,094            2       33,960           --            --        33,962
Warrants issued to consultants
 for services rendered                                        --           --       24,069           --            --        24,069
Net loss                                                      --           --           --           --      (692,220)     (692,220)
                                                       ---------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1996                           4,911,004          491    2,074,307           --    (2,640,957)     (566,159)

Recapitalization of Company upon the merger
 with Initial Acquisition Corp. (Note 3)                 883,250       57,453    6,213,329           --            --     6,270,782
Warrants issued to a certain director
 upon the successful closure of the merger                    --           --      570,000           --            --       570,000
Exercise of warrants, net of expenses (Note 5)           977,603        9,775    5,619,330           --            --     5,629,105
Deferred compensation - stock options (Note 12)               --           --    1,848,000   (1,848,000)           --            --
Amortization of deferred compensation                         --           --           --      282,000            --       282,000
Exercise of stock options                                    166            1          372           --            --           373
Net loss                                                      --           --           --           --    (5,252,884)   (5,252,884)
                                                       ---------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1997                           6,772,023  $    67,720  $16,325,338  $(1,566,000)  $(7,893,841)  $ 6,933,217
                                                       =========  ===========  ===========  ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
================================================================================


                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                      (AUG. 15, 1994)
                                                                FOR THE YEAR ENDED DECEMBER 31,               TO
                                                     ----------------------------------------------      DECEMBER 31.
                                                         1997             1996             1995             1997
                                                     ------------     ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                           $ (5,252,884)    $   (692,220)    $   (671,691)    $ (7,893,841)

Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation                                          6,008              594               --            6,602
      Common stock issued as consideration
       for amendments to the license agreements                --               --           27,778           32,540
      Common stock issued as consideration
       for termination of a finance agreement                  --           33,962               --           33,962
      Expense related to options issued as
       consideration to consultants                         8,024            6,017               --           14,041
      Expense related to warrants issued to a
       director for successful closure of merger          570,000               --               --          570,000
      Deferred compensation expense related
       to options issued                                  282,000               --               --          282,000

Changes in assets and liabilities:
  Prepaid expenses                                         55,852          (98,833)              --          (42,981)
  Deposits                                                 90,837         (100,000)              --           (9,163)
  Other receivable - tax refund                          (105,436)              --               --         (105,436)
  Other receivable from related party                     (46,679)              --               --          (46,679)
  Accounts payable and accrued expenses                   (82,263)         118,783           92,111          128,631
  Accrued expenses for clinical trials                         --         (150,000)         150,000               --
  Wages payable                                           (96,771)          96,771               --               --
  Accounts payable to related party                            --          (73,040)          73,040               --
  License fees payable to related party                  (499,700)        (428,300)           1,000               --
  R & D fees payable to related party                     338,000               --               --          338,000
  Accrued interest expense                                     --          (44,482)          37,762               --
                                                     ------------     ------------     ------------     ------------
      Net cash used in operating activities            (4,733,012)      (1,330,748)        (290,000)      (6,692,324)

Cash flows provided by investing activities:
  Purchase of property and equipment                      (82,542)          (7,001)              --          (89,543)
                                                     ------------     ------------     ------------     ------------
      Net cash used in investing activities               (82,542)          (7,001)              --          (89,543)

Cash flows from financing activities:
  Borrowings from related party                            92,000               --           40,000          342,000
  Payments on note payable to related party               (92,000)        (250,000)              --         (342,000)
  Contributions from stockholder                               --               --               --          103,564
  Net proceeds from sale of common stock                       --        1,234,499          250,000        1,509,499
  Proceeds from issuance of debt                               --          371,164               --          371,164
  Net proceeds from recapitalization                    6,270,782               --               --        6,270,782
  Net proceeds from warrants exercised                  5,629,478               --               --        5,629,478
                                                     ------------     ------------     ------------     ------------
      Net cash from financing activities               11,900,260        1,355,663          290,000       13,884,487

Net increase in cash                                    7,084,706           17,914               --        7,102,620
Cash at beginning of period                                17,914               --               --               --
                                                     ------------     ------------     ------------     ------------
Cash at end of period                                $  7,102,620     $     17,914     $         --     $  7,102,620
                                                     ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONT.)
================================================================================



                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                                      (AUG. 15, 1994)
                                                             FOR THE YEAR ENDED DECEMBER 31,                TO
                                                     ----------------------------------------------     DECEMBER 31,
                                                         1997             1996             1995             1997
                                                     ------------     ------------     ------------     ------------
Supplemental disclosure of cash flow information:
Interest paid                                        $        199     $     44,482               --     $     47,823
Conversion of debt to equity                                   --          371,164               --          371,164
Options issued to consultants in
lieu of cash, three  year vesting                              --           24,069               --           24,069
Options issued in lieu of cash,
commissions on private placement                               --          133,110               --          133,110


   The accompanying notes are an integral part of these financial statements.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY

        Hollis-Eden Pharmaceuticals, Inc. (the Company) was formed on August 15, 1994 and is engaged in developing therapeutic and/or preventative pharmaceutical agents for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV and AIDS. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company's development efforts are based upon the pioneering research conducted by Dr. Patrick T. Prendergast through his research and development organization, Edenland, Inc. The Company has extensive business arrangements with Edenland, Inc. (See Note 9) and both Edenland, Inc. and Dr. Prendergast are significant stockholders of the Company. The Company has adopted a December 31 year-end. The Company is a development stage company that was organized under the laws of the State of Delaware. Since its inception (August 15, 1994) through March 1997, the Company's efforts have been directed toward organizing and preparing for offerings of shares of its common stock. As a result, the Company has not developed commercial products or generated sales for the period August 15, 1994 through December 31, 1997.

        On March 26, 1997, Hollis-Eden, Inc. ("Hollis-Eden"), a Delaware corporation, was merged with and into the Company (then known as Initial Acquisition Corp. ("IAC")), a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated November 1, 1996. Upon consummation of the merger of Hollis-Eden with IAC (the "Merger"), Hollis-Eden ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. (See Note 3).

2.   SUMMARY OF ACCOUNTING POLICIES

CASH EQUIVALENTS
The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. Because of the short maturities of these investments, the carrying amount is a reasonable estimate of fair value. At December 31, 1997, the Company's cash equivalents totaling $7,064,000 are deposited in a money market mutual fund with a large financial institution.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (five and seven years) using the straight-line method.

RESEARCH AND DEVELOPMENT
Research and development costs consist of license fee expenses related to license agreements as well as research and development expenses with related parties and clinical trial expenses. Such amounts paid or payable to related parties aggregated $3,068,000, $20,000 and $313,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and $4,567,762 for the period from inception (August 15, 1994) to December 31, 1997. Such expenses are recognized as research and development, as incurred.

INCOME TAXES
The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


FINANCIAL INSTRUMENTS
The Company's financial instruments consist primarily of cash, other receivables, accounts payable, accrued expenses and license fees payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE
In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 became effective for financial statements issued for periods ending after December 15, 1997 and all prior years were required to be restated, if applicable. Statement 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share, as defined. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Statement 128 did not have a significant impact on the Company's financial statements.

Net loss per share is presented as basic earnings based upon the weighted average number of common shares. Diluted earnings per share have not been presented as the common stock equivalents and their effect on earnings per share is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131") were issued. Statement 130 addresses standards for reporting and display of comprehensive income and its components, and Statement 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1998 fiscal year. These pronouncements are not expected to materially affect the Company's financial statements.

3.   RECAPITALIZATION

            On March 26, 1997, Hollis-Eden , was merged with and into the Company (then known as IAC), pursuant to an Agreement and Plan of Merger, dated November 1, 1996, among IAC, Hollis-Eden, Mr. Salvatore J. Zizza and Mr. Richard
B. Hollis (the "Merger Agreement"). Upon consummation of the Merger, Hollis-Eden ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. IAC (now called Hollis-Eden Pharmaceuticals, Inc.) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was accounted for as a recapitalization of Hollis-Eden

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


by an exchange of Common Stock of Hollis-Eden, $.0001 par value ("Hollis-Eden Common Stock"), for the net assets of IAC, consisting primarily of cash.

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

For accounting and financial reporting purposes, the Merger was treated as a recapitalization of Hollis-Eden. Since IAC had no business operations other than the search for a suitable target business, IAC's assets were recorded in the balance sheet of the Company at book value. Upon the consummation of the Merger, the Company had $6.5 million in cash and other receivables, and incurred transaction costs of approximately $230,000 associated with the Merger for net proceeds totaling $6.3 million which was recorded as equity. Additional transaction costs totaling $4.7 million represent a charge for (i) warrants to purchase an aggregate of 452,830 shares of Company Common Stock at an exercise price of $2.475 issued to the placement agent (Note 10) upon the closing of the Merger pursuant to an agreement and (ii) an aggregate of 50,000 shares of Company Common Stock issued for legal and consulting services upon the closing of the Merger. An estimate of $11.50 per share was used to calculate the charges which approximates fair market value on the date of the Merger. These charges constitute transaction fees and accordingly have been recorded as a charge and an offsetting credit to additional paid-in capital.

        Upon the consummation of the Merger, pursuant to an agreement, the Company issued warrants to purchase an aggregate of 50,000 shares of Company Common Stock at an exercise price of $0.10 per share to a director and former officer. Additional paid-in capital was increased by $570,000 with an offsetting $570,000 charge recorded to operations during the three months ended March 31, 1997.

        At the IAC annual and special meeting of shareholders (IAC Special Meeting), none of the stockholders who held shares of IAC common stock that was sold during IAC's initial public offering (IAC Non-Affiliate Stockholders) elected to redeem their shares of IAC Common Stock and therefore may be eligible for Additional Merger Shares. (See Note 4).

        The Company's 1997 Stock Incentive Stock Option Plan became effective on February 5, 1997 and was approved by the stockholders on March 26, 1997. A total of 1,000,000 shares of Company Common Stock have been authorized for issuance under the plan (see Note 12).

4.   ADDITIONAL MERGER SHARES

        Pursuant to IAC's prospectus dated May 15, 1995, each of the IAC Non-Affiliate Stockholders (and each IAC stockholder prior to IAC's initial public offering who (i) participated in the February 1993 private placement of IAC securities and (ii) purchased shares of IAC common stock in the open market after May 15, 1995 (the "After Acquired Stock"), but only to the extent of the After Acquired Stock)) had the right (the "Redemption Right") to elect to have any or all of his or her shares of IAC common stock redeemed for approximately $11.00 per share (the "Redemption Value"). At the IAC special meeting, none of the IAC

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


Non-Affiliate Stockholders elected to redeem their shares of IAC common stock. In connection with the Merger, IAC offered each IAC Non-Affiliate Stockholder the opportunity to exchange his or her Redemption Right for the right to receive additional shares of Company common stock ("Additional Merger Shares"), should any be issued.

        In order to perfect the right to receive Additional Merger Shares, if any, an IAC Non-Affiliate Stockholder must (i) not have exercised his or her Redemption Right in connection with the Merger and (ii) prior to May 25, 1997 (60 days following March 26, 1997, the effective time of the Merger (the "Effective Time")), have taken whatever action necessary to cause such IAC Non-Affiliate Stockholder to become the registered owner of his shares of Company Common Stock (each, a "Rights Share" and, collectively, the "Rights Shares"). By not exercising his or her Redemption Right in connection with the Merger, an IAC Non-Affiliate Stockholder was deemed to have waived his or her Redemption Right and accepted IAC's offer to receive the right to receive Additional Merger Shares, if any are issued (provided such IAC Non-Affiliate Stockholder was not a dissenting stockholder and became the registered owner of his or her shares of Company Common Stock as provided above). The Company will cause to be issued to each IAC Non-Affiliate Stockholder who shall have perfected his or her right to receive Additional Merger Shares, if any, certificates evidencing one right (each, a "Right" and, collectively, the "Rights") for each Rights Share held by such IAC Non-Affiliate Stockholder (the "Rights Certificates"). The Rights Certificates shall not be transferable, assignable, subject to pledge or otherwise alienable, and the registered holder of such Rights Certificates shall forfeit the number of Rights (the "Forfeited Rights") equal to the number of shares of Company Common Stock sold or otherwise transferred by such holder during the period commencing at the Effective Time and ending on the date that a final determination of whether any Additional Merger Shares will be issued is made (i.e., the second anniversary of the Effective Time) (the "Holding Period"). The Forfeited Rights, at the moment of such sale or transfer, shall be null and void and have no further force or effect.

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


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

5.   NOTICE OF REDEMPTION AND EXERCISE OF WARRANTS

        On March 27, 1997, the Company sent a Notice of Redemption to holders of its Class A Common Stock Purchase Warrants and Class B Unit Purchase Warrants, stating that it would redeem all of such outstanding warrants on April 28, 1997 at a redemption price of $0.05. The right to exercise such Warrants terminated on April 25, 1997. 603,415 of the Class A Common Stock Purchase Warrants and 254,950 Class B Unit Purchase Warrants were exercised into an aggregate of 858,365 shares of Company Common Stock. The gross proceeds to the Company were $5.5 million. The Company incurred approximately $42,000 in transaction costs associated with the exercise and redemption of the warrants which was recorded against equity.

        A director and former officer exercised warrants to purchase 50,000 shares of Company Common Stock at an exercise price of $0.10 per share.

        Two holders of Placement Agent Warrants exercised warrants to purchase 69,238 shares of Company Common Stock at an exercise price of $2.48 per share.

6.   NOTES PAYABLE TO RELATED PARTY

        At December 31, 1995, the Company had an unsecured note payable to a stockholder/officer in the amount of $250,000. This note was payable on demand, with interest at 15%. This note was paid in full during April 1996. See further discussion in Note 11.

        During the first quarter of 1997, the Company borrowed $92,000 from a stockholder/officer of the Company. The loaned amount plus accrued interest was due on the earlier of the effective date of the merger of Hollis-Eden with IAC or December 31, 1997. The loan was fully paid on March 27, 1997.

7.   INCOME TAXES

        The Company has available a net operating loss carryforward of approximately $4.6 million at December 31, 1997 which may be carried forward as an offset to taxable income, if any, in future years through its expiration in 2009 to 2012. The Company has a net deferred tax asset of approximately $3,140,000 at December 31, 1997 comprised of capitalized start-up costs, research and development credits, and the net operating loss carryforward. The net deferred tax asset has been fully reserved due to the uncertainty of the Company being able to generate net operating income under the more likely than

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


not criteria of SFAS 109. If certain substantial changes in the Company's ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year.

        The Company is carrying back an operating loss to recover $105,436 in taxes paid by IAC for the year ending 1996.

8.   REVERSE STOCK SPLITS

        In March 1996, a 1 for 2.65 split of the Company's common stock was effected. Also, on February 13, 1995 there was a 3 for 5 split of the Company's common stock. All stock splits have been retroactively restated for all periods presented.

9.   RELATED PARTY LICENSES AND OTHER AGREEMENTS AND COMMITMENTS AND
     CONTINGENCIES

        The Company entered into two license agreements and one research, development and option agreement as discussed in the following paragraphs.

        Pursuant to a license agreement dated May 18, 1994 (Colthurst License Agreement) with related parties Patrick T. Prendergast, a significant stockholder, and with Colthurst Limited, a company controlled by Patrick T. Prendergast, the Company acquired the exclusive worldwide rights of Patrick T. Prendergast's patent rights, know-how and background technology relating to the treatment of human/animal immunodeficiency as disclosed in U.S. patent No. 4,956,355 entitled "Agents for the Arrest and Therapy of Retroviral Infections." Upon execution of this agreement, the Company paid a license fee of $100,000 and was contractually obligated to pay $250,000 no later than November 18, 1994. The payment of this obligation was delinquent at December 31, 1994 and was included in license fees payable on the balance sheet at December 31, 1994. The agreement was amended on August 11, 1995 to change the license fee payment terms as discussed below in paragraph five of this Note 9. Also, per the Colthurst License Agreement, if the Company obtained financing of at least $10,000,000 by December 31, 1995, payments of $15,000 per month for services commencing on June 1, 1994 through the completion of FDA Phase II would have been payable to Patrick T. Prendergast ($105,000 was included in license fees payable on the balance sheet at December 31, 1994 based on a pending financing agreement). These monthly service fees were eliminated entirely pursuant to an amendment to the agreement on March 17, 1995 and the previously accrued amount of $105,000 was restructured as discussed in paragraph five of this Note 9. Per the amended license agreement, a renewal annual license fee of $500,000 is payable commencing 18 months after the $350,000 license fee, as discussed below in paragraph five of this Note 9, is paid.

        Also, the Company has agreed to pay royalties of 6% on product revenues. In the event of a sale of sublicenses or any other third-party agreements, 25% of any fees are payable to Colthurst Limited.

        On August 25, 1994, the Company entered into a license agreement (Edenland License Agreement) with a related party, Edenland Inc., a company controlled by Patrick T. Prendergast, for the exclusive worldwide rights of Patrick T. Prendergast's patent rights, know-how and background technology related to the substance trade named REVERSIONEX and to any other pharmaceutical product that becomes subject to the license agreement under the research, development and option agreement discussed below. Upon execution of this agreement, the Company paid a license fee of

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


$25,000. The agreement was amended in August 1994 and required the Company to pay a license fee of $572,000 as follows: $150,000 payable no later than February 28, 1995, $300,000 on February 28, 1995, and $122,000 payable no later than March 31, 1995. These amounts were included in license fees payable on the balance sheet at December 31, 1994. The agreement was again amended on August 11, 1995 to change the license fee payment terms as discussed below in paragraph five of this Note 9. Per the Edenland License Agreement, the Company has agreed to pay royalties of 4% of product revenues. In the event of a sale of sublicenses or any other third-party agreements, 25% of any fees are payable to Edenland, Inc. Additionally, the Company granted Edenland, Inc. the option to receive payment of its royalties under the license agreement in the form of shares of the Company's stock. The option is limited to a maximum of 5% of the Company's outstanding shares at August 25, 1994. The option is subject to the products and/or vaccine developed therefrom receiving approval and generating product revenues to the Company of at least $200,000,000. The option exercise price per share is the fair market value on the date when and if such revenue milestone is achieved, and the option has a term of five years beginning from such date.

        Effective August 11, 1995, Edenland, Inc., Colthurst Limited and the Company entered into amendments concerning the license fee payment terms to the two agreements described above. Under the August 11, 1995 amendment, the Company was obligated to pay $350,000 by April 28, 1996 and up to an additional $600,000 within 24 months of the $350,000 payment. The $600,000 fee will be payable by way of a five percent payment of the first $12,000,000 of net proceeds or funds or investments acquired by or expended on behalf of the Company by way of equity sale, partnership agreement, loan or other means. At the end of the 24 month period, any unpaid portion of the $600,000 fee is due immediately. If during the 24 month period the net proceeds exceed $12,000,000, then an additional fee is due by way of two and one-half percent of all such proceeds. As of December 31, 1995, the Company had paid $22,000 of the $350,000 fee, and the remaining $328,000 and the $600,000 fee were included in license fees payable as of December 31, 1995 on the balance sheet. During April 1996, the $328,000 balance was paid in full. During 1996, the Company advanced license fees of $100,300 related to the $600,000 owed to Edenland upon obtaining additional funding. During April and May 1997, the balance of the $600,000 fee was paid in full. As consideration for entering into certain amendments, the Company issued 75,472 shares of the Company's common stock at fair market value to Edenland, Inc. and Colthurst Limited. Such valuation was determined by the Board of Directors and was charged to general and administration expense for the year ended December 31, 1995.

        In August 1994, the Company entered into a contingent research development and option agreement, as amended, with Edenland, Inc. and Patrick T. Prendergast. The agreement provides for the development of REVERSIONEX to a stage of development that demonstrates the toxicity and safety profile and also indicates potential efficacy in Phase II (FDA) patient studies, and grants the Company the right of first option on new products developed by Edenland, Inc. The agreement commits the Company to pay for the development costs related to REVERSIONEX up to the amount of $3,000,000 contingent upon the Company's receipt of funds realized by way of equity sale, sublicense, partnership agreements, loans, private placements and public offerings which take place following April 28, 1996 but not later than 24 months from 7 days following a private offering. Additionally, the Company has agreed to pay a maximum of $250,000 per year to fund off-budget projects to commence if and on the date the Company obtains $10,000,000 in financing. Commencing April 28, 1996, the Company agreed to commit at least thirty percent of its annual research and development budget up to a maximum of $50 million during the term of this agreement, but at least a minimum of $2 million and a maximum of $10 million for any given

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


calendar year to pay development costs for REVERSIONEX or any new product developed per the agreement.

        In October 1996, the Company and Colthurst Limited entered into an amendment to the existing agreement. The amendment changes the due date of the renewable annual license of $500,000 from October 1997 to the first date that one of the following events occurs: the Company raises a predetermined amount of capital occurring after May 18, 1994; the Company sublicenses the technology received under the Colthurst License Agreement; the Company generates sales; the Company licenses or funds new technologies not covered under the existing agreements; or, February 10, 1999. The amendment also requires an additional license fee of $10,000 per month beginning November 5, 1996 through the earlier of the effective date of the Merger or May 5, 1997. This amendment was contingent upon the successful closure of the Merger.

        In October 1996, the Company and Edenland, Inc. entered into an amendment to the existing Research, Development and Option agreement. This amendment accelerated the date that the $3,000,000 payment for REVERSIONEX or other product development costs is to be made. A payment of $1,500,000 was payable upon the closure of the Merger and the balance is contingent upon future funding events by allocating 22% of the funds raised to the Research, Development and Option agreement until the $3,000,000 has been paid in full. $2,700,000 of the $3,000,000 was paid in 1997 with the remaining $300,000 accrued as an expense in 1997 and is payable by April 28, 1998. Under the existing agreement, the Company was obligated to fund $2,000,000 per year for research with the first payment due in April 1997. This obligation will not commence until the Company raises an aggregate of $10 million in capital occurring after May 18, 1994. Payments made toward the $3,000,000 REVERSIONEX development costs are deductible from the amounts due for the $2,000,000 per year of research. This amendment was contingent upon the successful closure of the Merger.

10.   COMMON STOCK PURCHASE WARRANTS

SERIES A WARRANTS
During April 1996, in accordance with anti-dilution privileges triggered by an offering in March 1995, the Company issued 1,018,867 Series A Warrants to all stockholders of record as of March 1995 to purchase the same number of shares of common stock at a price of $11.02 per share, exercisable for a period of three years following the registration of the underlying shares.

SERIES B WARRANTS
During February 1995, the Company issued 37,736 Series B Warrants to Edenland, Inc. in consideration for an amendment to the Edenland License Agreement. The warrants are exercisable until February 5, 2000, to purchase the same number of shares of common stock at a price of $15.90 per share.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


CONSULTANT'S OPTIONS
On July 12, 1995, as payment for investor relations counseling and consulting services provided by Coffin Communications Group for the twelve-month period ended July 1, 1996 the Company issued to Coffin Communications Group an option, exercisable until July 12, 2000, to purchase 18,868 shares of common stock at a price of $2.65 per share, 9,434 shares at a price of $5.30 per share, and 9,434 shares at a price of $7.95 per share.

PLACEMENT AGENT WARRANTS
During May 1996, the Company issued to the placement agent, for the completion of the private placement in April 1996 (see Note 11), a warrant to purchase an aggregate of up to 445,000 shares of common stock, at an exercise price of $2.475 per share. The fair value of the 445,000 options is deducted from the net proceeds of the private placement as a cost of raising capital and totaled approximately $133,000.

Upon the successful closure of the Merger and Redemption of the Class A Common Stock Purchase Warrants (the "Class A Warrants") and Class B Unit Purchase Warrants (the "Class B Warrants"), the Company issued additional placement agent warrants to purchase 452,830 shares of common stock at an exercise price of $2.475 per share.

OTHER WARRANTS
During April 1994, the Company issued warrants, to existing shareholders and management, to purchase 160,000 units (the "Units") at $10.00 per Unit, each unit to be identical to the Units issued as part of its initial public offering, exercisable until May 15, 2000. Each Unit consists of (i) one share of common stock, $.01 par value per share and (ii) one Class A Warrants entitling the holder to purchase one share of common stock at a price of $9.00 per share.

REPRESENTATIVES WARRANTS
In connection with the Company's initial public offering, the Company issued warrants to the underwriters for 60,000 Units at an exercise price of $11.00 per Unit and 24,000 Class B Warrants at an exercise price of $5.775 per warrant and exercisable until May 15, 2000. Each Class B Warrant entitles the holder to purchase one Unit (i.e. one share of common stock and one Class A Warrant).

11.     COMMON STOCK

        On January 21, 1996, the Company completed a $367,522 round of debt financing with a group of private investors (Bridge Finance Offering). These notes were due on or before the earlier of (i) January 21, 1997 or (ii) the closing of a private or public offering of securities. These notes bear interest at 8% per annum. The Company had the option to repay these notes with common stock of the Company valued at a price of $2.25 per share or such price at which shares were sold to investors in the Bridge Finance Offering. Proceeds from this debt financing were used to repay the note and accounts payable to related party, and accrued interest totaling $367,522. During April 1996, the debt financing, plus accrued interest, were converted into 164,962 shares of common stock at a price of $2.25 per share. From March 19, 1996 through April 19, 1996, the Company privately issued 580,005 shares of the Company's common stock at an offering price of $2.25 per share. Total proceeds from this offering aggregated $1,234,499.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


12.  STOCK OPTIONS

        The 1997 Stock Option Plan (the "Plan") was approved by the shareholders in 1997. Under the Plan, 1,000,000 shares of common stock have been reserved for issuance to employees, officers, directors, and consultants of the Company and provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The options expire not later than ten years from the date of the grant and become exercisable immediately or generally are exercisable ratably over a three-year period beginning one year from the date of the grant.

The following table summarizes stock option activity under the Plan for 1997:

                                                        Price Per Share
                                                     --------------------
                                                                  Weighted
                                       Shares           Range     Average
                                       -------       ----------   --------
Granted                                518,500        2.25-8.70     7.12
Exercised                                  166             2.25     2.25
Canceled                                   334             2.25     2.25

Outstanding, December 31, 1997         518,000       $6.75-8.70     7.13

        The Company entered into stock options agreements not pursuant to the Plan with certain directors, officers and consultants. These options become exercisable according to a schedule of vesting as determined by the Board of Directors. The options become exercisable immediately or over a period of years. During 1996, the Company recognized a prepaid expense related to the options issued to consultants. The Company will recognize the expense of approximately $24,000 related to these options ratably over the three-year vesting period.

        In February, 1997, as part of an employment agreement, the Company granted a non-statutory stock option to a certain officer to purchase 2,400,000 shares of the Company's common stock at a price of $5.00 per share, which option vests ratably over a six-year period. The Company engaged an independent appraiser to prepare several financial and valuation analyses to estimate the fair value for accounting purposes. The appraiser estimated the intrinsic value of the options to be $1,848,000. As a result, the Company has recorded as deferred compensation a non-cash charge of $1,848,000, which will be amortized ratably over the six-year vesting period. For the year ending December 31, 1997 the Company has amortized a total of $282,000.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


The following table summarizes stock option activity not pursuant to the Plan for 1995 through 1997:

                                                    PRICE PER SHARE
                                               ------------------------
                                                              WEIGHTED
                                    SHARES       RANGE         AVERAGE
                                  ---------   ----------      --------
Outstanding, January 1, 1995              0   $        0            0
Granted                              37,736    2.65-7.95         4.64
Exercised                                 0            0            0
Canceled                                  0            0            0

Outstanding, December 31, 1995       37,736   $2.65-7.95         4.64
Granted                             570,000         2.25         2.25
Exercised                                 0            0            0
Canceled                                  0            0            0

Outstanding, December 31, 1996      607,736   $2.25-7.95         2.40
Granted                           2,400,000         5.00         5.00
Exercised                                 0            0            0
Canceled                                  0            0            0

Outstanding, December 31, 1997    3,007,736   $2.25-7.95         4.47

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 1997 were as follows:

                                 Outstanding options               Exercisable options
                    ------------------------------------------   -----------------------
     Range of                    Remaining life     Weighted                 Weighted
 Exercise Prices      Shares        (years)      average price    Shares   average price
 ---------------    ---------    --------------  -------------   -------   -------------
   $2.25-$4.99        588,868         6.8           $   2.26     373,586      $   2.27
   $5.00-$8.70      2,936,868        11.2           $   5.39      37,368      $   6.69

Statement  of Financial Accounting Standards No. 123 ("SFAS 123")
During 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation, which defines a fair-value-based method of accounting for stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock compensation plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to follow APB 25 must make pro forma disclosures of net income, as if the fair-value-based method of accounting defined in SFAS had been applied.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

The Company has elected to account for its stock-based compensation plans under APB 25; however, for pro forma disclosure purposes, the Company has computed the value of all options granted to employees during 1995 through 1997, using the minimum value pricing model as prescribed by SFAS 123 for 1995 and 1996 and the Black-Scholes option pricing model for 1997 with the following weighted average assumptions:

                                                  1997                  1996
                                                 -------               -------
            Risk free interest rate                5.90%                 6.09%
            Expected dividend yield                   0%                    0%
            Expected lives                       5 years               5 years
            Expected volatility                    46.5%                   N/A

The warrants were assumed to be exercised at maturities of four and five years, while the stock options were assumed to be exercised in five to seven years. Adjustments are made for options forfeited prior to vesting. The total value of warrants and options was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of the options:

            Year ended December 31, 1995                 $        --
            Year ended December 31, 1996                 $   385,042
            Year ended December 31, 1997                 $ 1,777,270

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company's net loss would have been reported as follows:

            Net loss

                                                  Year ended December 31,
                                       ---------------------------------------
                                          1997          1996           1995
                                       ----------    ----------     ----------
            As reported                $4,952,884    $  686,203     $  671,691
            Pro forma                   5,248,469       797,374        671,691

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average, estimated fair values of employee stock options granted during fiscal 1997 and 1996 were $5.38 and $2.25 per share, respectively.

13.     EMPLOYMENT AGREEMENTS

        Pursuant to an employment agreement between Hollis-Eden and Mr. Richard
B. Hollis entered into in November 1996 (the "Hollis Employment Agreement"). Mr. Hollis' annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. If Mr. Hollis' employment is terminated "without cause," "for insufficient reason" or pursuant to a "change in control" (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the Surviving Corporation, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis' employment is terminated "with cause" or if Mr. Hollis resigns other than for "sufficient reason," Mr. Hollis' compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

        Pursuant to a six-year employment agreement between Hollis-Eden Pharmaceuticals and Mr. Terren S. Peizer entered into during February 1997 (the "Peizer Employment Agreement"), Mr. Peizer was entitled to receive, upon consummation of the Merger, an annual base salary of $175,000 and bonuses as determined by the Hollis-Eden Pharmaceuticals Board of Directors. In addition, Hollis-Eden Pharmaceuticals has granted Mr. Peizer a nonstatutory stock option to purchase up to 2,400,000 shares of Hollis-Eden Common Stock, at $5.00 per share, with 400,000 shares vesting on February 6, 1998 and each successive February 6 thereafter. If Mr. Peizer's employment is terminated "without cause" (as defined in the Peizer Employment Agreement), Mr. Peizer will receive as severance (i) continuation of his then current base salary for one year from the date of termination and (ii)(A) in the event the date of termination is on or after February 6, 1999, in addition to the shares already vested under his option, vesting for an additional 400,000 shares shall be accelerated and (B) in the event the date of termination is prior to February 6, 1999, (x) his option's vesting will be accelerated to the extent necessary to entitle Mr. Peizer to an aggregate of 800,000 shares upon exercise of his option and (y) Mr. Peizer will have the right to purchase up to 200,000 shares of Hollis-Eden Pharmaceuticals Common Stock from Mr. Hollis at $5.00 per share. If Mr. Peizer's employment is terminated "with cause" (as defined in the Peizer Employment Agreement) or if Mr. Peizer resigns, Mr. Peizer's compensation will cease immediately and Mr. Peizer will not be entitled to any severance benefits.

        Mr. Peizer's Employment Agreement was amended during April 1997. The minimum salary was increased to the minimum salary paid by the Company to its chairman and CEO. In addition, if Mr. Peizer's employment is terminated "without cause," Mr. Peizer shall be entitled to immediate vesting of all unvested stock options granted to him. Pursuant to the amendment, Mr. Peizer's employment with the Company can not be terminated unless a majority of the Board of Directors have voted in favor of termination.

14.  LEASES

        Rental expenses for principally leased facilities under operating leases were $17,000 and $69,000 for 1996 and 1997. Future minimum payments for operating leases are as follows:

                                                  Operating Leases
                                                  ----------------
1998                                                 $  115,000
1999                                                    120,000
2000                                                     83,000
2001                                                      4,000
2002                                                      4,000
Thereafter                                                    0
                                                     ----------
Total minimum lease payments                         $  326,000
                                                     ==========

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


15.  SUBSEQUENT EVENTS

        During February 1998, the Company entered into an agreement with an investors relations firm where the Company has agreed to issue, as part of the compensation for services to be rendered during 1998, 150,000 warrants with an exercise price of $14.75 per share and an expiration date of December 31, 1998. The warrants were estimated to have a value of $408,000, which amount will be expensed in 1998.