Form 10-Q
period 1998-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1998-04-23
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly Report Under Section 13 or 15 (d) Of the Securities Exchange Act of 1934

        For Quarterly Period Ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the period from ___ to ___.

                        HOLLIS-EDEN PHARMACEUTICALS, INC
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                 (State or other jurisdiction of incorporation)

           000-24672                               13-3697002
     (Commission File No.)             (I.R.S. Employer Identification No.)

                          9333 Genesee Ave., Suite 110
                           SAN DIEGO, CALIFORNIA 92121
              (Address of principal executive offices and zip code)

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

                                  YES  X  NO

As of April 16, 1998 there were 6,801,315 shares of registrant's Common Stock, $.01 par value, outstanding.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                                    Form 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


PART I FINANCIAL INFORMATION                                                                             PAGE
ITEM 1       Financial Statements..........................................................................3

             Balance Sheet - March 31, 1998 and December 31, 1997..........................................3

             Statements Of Operations for the Three-Month Periods Ended March 31, 1997
             and 1998  and Period from August 15, 1994 to March 31, 1998...................................4

             Statements Of Cash Flows for the Fiscal Years Ended March 31, 1997 and 1998
             and Period from August 15, 1994 to March 31, 1998.............................................5

             Notes To Financial Statements.................................................................6

ITEM 2       Management's Discussion and Analysis of Results of Operations and Financial
             Condition.....................................................................................6


PART II OTHER INFORMATION.


ITEM 1       Legal Proceedings.............................................................................9

ITEM 2       Changes in Securities.........................................................................9

ITEM 3       Defaults Upon Senior Securities...............................................................9

ITEM 3       Submission of Matters to a Vote of Security Holders...........................................9

ITEM 4       Other Information.............................................................................9

ITEM 6       Exhibits and Reports on Form 8-K..............................................................9

PART I.  FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                                                1998                1997
                                                            ------------       ------------
ASSETS:
 Current assets:
 Cash and  cash equivalents ..........................      $  6,053,007       $  7,102,620
 Prepaid expenses ....................................           405,853             53,009
 Deposits ............................................             9,163              9,163
 Other receivable - tax refund .......................           105,436            105,436
 Other receivable from related party .................            46,679             46,679
                                                            ------------       ------------
      Total current assets ...........................         6,620,138          7,316,907

 Property and equipment, net of accumulated
   depreciation of $11,295 and $6,602 ................            81,271             82,941
                                                            ------------       ------------
      Total assets ...................................      $  6,701,409       $  7,399,848
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
 Accounts payable and accrued expenses ...............      $    114,024       $    128,631
 R & D fees payable to related party .................           250,000            338,000
                                                            ------------       ------------
      Total liabilities ..............................           364,024            466,631

 Commitments and contingencies

 Stockholders' equity:

   Preferred stock, no par value, 10,000,000 shares
     authorized; no shares issued or outstanding .....                --                 --
   Common stock, $01 par value,
     30,000,000 shares authorized; 6,801,315 and
     6,772,023 shares issued and outstanding .........            68,013             67,720
   Paid-in capital ...................................        16,835,520         16,325,338
   Deferred compensation-stock options, net of
     accumulated amortization of $359,000 and $282,000        (1,489,000)        (1,566,000)
   Deficit accumulated during development stage ......        (9,077,148)        (7,893,841)
                                                            ------------       ------------
     Total stockholders' equity ......................         6,337,385          6,933,217
                                                            ------------       ------------

     Total liabilities and stockholders' equity ......      $  6,701,409       $  7,399,848
                                                            ============       ============



   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     PERIOD FROM
                                                                      INCEPTION
                                                                    (AUG.15,1994)
                                                                         TO
                                    3 MONTHS ENDED MARCH 31,           MARCH 31,
                                    1997              1998              1998
                                 -----------       -----------       -----------
Operating expenses:
 Research and development .      $ 1,573,680       $   556,047       $ 5,858,443
 General and administrative          793,344           712,395         3,541,561
                                 -----------       -----------       -----------

Total operating expenses ..        2,367,024         1,268,442         9,400,004

Other income (expense):
 Interest income ..........            1,372            85,135           370,679
 Interest expense .........               --                --           (47,823)
                                 -----------       -----------       -----------
Total other income ........            1,372            85,135           322,856
                                 -----------       -----------       -----------

Net loss ..................      $(2,365,652)      $(1,183,307)      $(9,077,148)
                                 ===========       ===========       ===========

Net loss per share ........      $     (0.48)      $     (0.17)

Weighted average number of
 common shares outstanding         4,959,583         6,796,485


   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                                                                 (AUG. 15, 1994)
                                                                                                       TO
                                                               3 MONTHS ENDED MARCH 31,             MARCH 31,
                                                                1997               1998               1998
                                                            ------------       ------------       ------------
Cash flows from operating activities:
  Net loss ...........................................      $ (2,365,652)      $ (1,183,307)      $ (9,077,148)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation ...................................               254              4,873             11,475
      Common stock issued as consideration
       for amendments to the license agreements ......                --                 --             32,540
      Common stock issued as consideration
       for termination of a finance agreement ........                --                 --             33,962
      Expense related to options and warrants
       issued as consideration to consultants ........             2,006            104,006            118,047
      Expense related to warrants issued to
       director for successful closure of merger .....           570,000                 --            570,000
      Deferred compensation expense related
       to options issued .............................                --             77,000            359,000

Changes in assets and liabilities:
  Prepaid expenses ...................................            93,937            (48,850)           (91,831)
  Deposits ...........................................           100,000                 --             (9,163)
  Other receivable - tax refund ......................                --                 --           (105,436)
  Other receivable from related party ................           (43,944)                --            (46,679)
  Accounts payable and accrued expenses ..............           173,066            (14,607)           114,024
  Wages payable ......................................            40,625                 --                 --
  R & D fees payable to related party ................         1,500,000            (88,000)           250,000
  Income taxes payable ...............................           110,114                 --                 --
                                                            ------------       ------------       ------------
      Net cash provided (used) in operating activities           180,406         (1,148,885)        (7,841,209)

Cash flow provided by investing activities:
  Purchase of property and equipment .................                --             (4,924)           (94,467)
                                                            ------------       ------------       ------------
      Net cash used in investing activities ..........                --             (4,924)           (94,467)

Cash flows from financing activities:
  Borrowings from related party ......................            92,000                 --            342,000
  Payments on note payable to related party ..........           (92,000)                --           (342,000)
  Contributions from stockholder .....................                --                 --            103,564
  Net proceeds from sale of common stock .............                --            102,475          1,611,974
  Proceeds from issuance of debt .....................                --                 --            371,164
  Net proceeds from recapitalization .................         6,270,782                 --          6,270,782
  Net proceeds from warrants exercised ...............                --                 --          5,629,478
                                                            ------------       ------------       ------------
      Net cash from financing activities .............         6,270,782            102,475         13,986,962

Net increase (decrease) in cash ......................         6,451,188         (1,051,334)         6,051,286
Cash at beginning of period ..........................            17,917          7,102,620                 --
                                                            ------------       ------------       ------------
Cash at end of period ................................      $  6,469,105       $  6,051,286       $  6,051,286
                                                            ============       ============       ============

Supplemental disclosure cash flow information:

     1) The Company issued warrants for services in lieu of cash with an estimated value of $408,000.


   The accompanying notes are an integral part of these financial statements.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at March 31, 1998, and for the three-month periods ended March 31, 1998 and 1997, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the United States Securities and Exchange Commission on March 31, 1998.


2.   ISSUANCE OF WARRANTS

     During February 1998, the Company entered into an agreement with an investors relations firm, which expires on December 31, 1998. The Company agreed to issue as part of the compensation for services, 150,000 warrants with an exercise price of $14.75 per share and an expiration date of December 31, 1998. The warrants were estimated to have a value of $408,000, which amount will be expensed $102,000 per quarter during 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which was filed with the United States Securities and Exchange Commission on March 31, 1998.

GENERAL

     Hollis-Eden Pharmaceuticals, a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. The Company has three technology platforms, one based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on biochemical synthesis regulators. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of March 31, 1998, had an accumulated deficit of $9.1 million.

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


RESULTS OF OPERATIONS

     The Company has not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through March 31, 1998. The Company has devoted substantially all its resources to the payment of licensing fees and research and development fees plus expenses related to the startup of its business. From inception until March 31, 1998, the Company incurred expenses of approximately $5.9 million in research and development fees, $3.5 million in general and administrative expenses, and $300,000 in net interest income resulting in a loss of $9.1 million for the period.

     Research and Development expenses totaled $556,000 for the three months ended March 31, 1998, compared to $1.6 million for the comparable period in 1997. The 1997 research and development expenses were significantly larger than 1998 due to a $1.5 million expense to Edenland, Inc., a related party, as funding to continue the development of the Company's second drug candidate, REVERSIONEX. The 1998 research and development expenses relate primarily to the ongoing development of the Company's first drug candidate, INACTIVIN.

     General and administrative expenses totaled $712,000 for the three month's ended March 31, 1998, compared to $793,000 for the comparable period in 1997. During 1997, general and administrative expenses included one time charges associated with the merger with IAC, including a $570,000 charge relating to the issuance of warrants to a certain director and former officer. The 1998 general and administrative expenses included (i) the non-cash charges for the issuance of warrants to an investors relations group (described above) and (ii) increased expenses as a public company such as legal fees, filing and reporting fees, and directors and officers insurance.

     Net interest income totaled $85,000 for the three months ended March 31, 1998, compared to $1,000 for the comparable period in 1997. The increase in net interest income in 1998 from 1997 is due to high balances in cash and cash equivalents.

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

     Under its license agreements with Dr. Patrick T. Prendergast, Colthurst and Edenland, the Company is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. Under these agreements, the Company is obligated to pay the licensors an aggregate of two and one-half percent of all such proceeds raised within 24 months of the $350,000 license payment which was made on April 5, 1996. An annual renewal license fee of $500,000 is due when one of the following events occur: the Company raises a predetermined amount of capital; the Company sublicenses the technology received under the Colthurst License Agreement; the Company generates sales; the Company licenses or funds new technologies not covered under the existing agreements; or a predetermined date in the future. As of March 31, 1998, the Company is current on all license fee obligations under these agreements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          None

ITEM 5.  OTHER INFORMATION
          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:
           27   Financial Data Schedule (filed electronically only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated: April 21, 1998                   By: /s/ Robert W. Weber
                                           --------------------------------
                                           Robert W. Weber
                                           Vice President-Controller
                                           (Principal Financial and
                                           Accounting Officer)



INDEX TO EXHIBITS

27       FINANCIAL DATA SCHEDULE (FILED ELECTRONICALLY ONLY)