Form 10-Q
period 1998-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1998-07-21
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
                   Quarterly Report Under Section 13 or 15 (d)
    [X]              Of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1998

    [ ]         Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act 1934 for the period
                       from ____________ to ____________ .

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

                             YES   [X]      NO    [ ]

As of July 17, 1998 there were 8,352,765 shares of registrant's Common Stock, $.01 par value, outstanding.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                                    Form 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


PART I  FINANCIAL INFORMATION                                                               PAGE
                                                                                            ----
ITEM  1   Financial Statements...............................................................3

          Balance Sheet - June 30, 1998 and December 31, 1997................................3

          Statements of Operations for the Three-Month and Six-Month Periods Ended
          June 30, 1997 and 1998 and Period from August 15, 1994 to June 30, 1998............4

          Statements of Cash Flows for the Six-Month Periods Ended June 30, 1997
          and 1998 and Period of August 15, 1994 to June 30, 1998............................5

          Notes To Financial Statements......................................................6

ITEM 2    Management's Discussion and Analysis of Results of Operations and
          Financial Condition................................................................6

PART II OTHER INFORMATION

ITEM 1    Legal Proceedings..................................................................9

ITEM 2    Changes in Securities..............................................................9

ITEM 3    Defaults Upon Senior Securities....................................................9

ITEM 4    Submission of Matters to a Vote of Security Holders...............................10

ITEM 5    Other Information.................................................................10

ITEM 6    Exhibits and Reports on Form 8-K..................................................10

PART I.        FINANCIAL INFORMATION

ITEM I.        FINANCIAL STATEMENTS

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                               JUNE 30,          DECEMBER 31,
                                                                1998                1997
                                                             ------------        ------------
ASSETS:
 Current Assets:
 Cash and  cash equivalents ..........................       $ 25,495,241        $  7,102,620
 Prepaid expenses ....................................            372,347              53,009
 Deposits ............................................              9,163               9,163
 Other receivable - tax refund .......................                 --             105,436
 Other receivable from related party .................             58,206              46,679
                                                             ------------        ------------
      Total current assets ...........................         25,934,957           7,316,907

 Property and equipment, net of accumulated
       depreciation of $16,362 and $6,602 ............             82,324              82,941

 Other Assets:
    Loan receivable from related party ...............            201,161                  --
                                                             ------------        ------------
      Total assets ...................................       $ 26,218,442        $  7,399,848
                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable and accrued expenses .............       $     80,288        $    128,631
   R & D fees payable to related party ...............                 --             338,000
                                                             ------------        ------------
      Total liabilities ..............................             80,288             466,631

 Commitments and contingencies

 Stockholders' equity (deficit):

   Preferred stock, $ .01 par value, 10,000,000 shares
     authorized; 4,000 shares issued and outstanding..                 40                  --
   Common stock, $ .01 par value,
     30,000,000 shares authorized; 8,352,765 and
     6,772,023 shares issued and outstanding .........             83,528              67,720
   Paid-in capital ...................................         37,726,960          16,325,338
   Deferred compensation-stock options, net of
     accumulated amortization of $436,000 and $282,000         (1,412,000)         (1,566,000)
   Deficit accumulated during development stage ......        (10,260,374)         (7,893,841)
                                                             ------------        ------------
      Total stockholders' equity (deficit) ...........         26,138,154           6,933,217

      Total liabilities and stockholders' equity .....       $ 26,218,442        $  7,399,848
                                                             ============        ============



   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------


                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                  (AUG.15,1994)
                                        3 MONTHS ENDED JUNE 30,                6 MONTHS ENDED JUNE 30,                 TO
                                  --------------------------------        --------------------------------          JUNE 30,
                                      1997                1998                1997                1998                1998
                                  ------------        ------------        ------------        ------------        ------------
Operating expenses:
 Research and development .       $  1,323,261        $    628,486        $  2,896,941        $  1,184,533        $  6,486,929
 General and administrative            332,568             762,690           1,125,912           1,475,085           4,304,251
                                  ------------        ------------        ------------        ------------        ------------

Total operating expenses ..          1,655,829           1,391,176           4,022,853           2,659,618          10,791,180

Other income (expense):
 Interest income ..........             86,433             209,676              87,805             294,811             580,355
 Interest expense .........               (199)             (1,726)               (199)             (1,726)            (49,549)
                                  ------------        ------------        ------------        ------------        ------------
Total other income ........             86,234             207,950              87,606             293,085             530,806
                                  ------------        ------------        ------------        ------------        ------------

Net loss ..................       $ (1,569,595)       $ (1,183,226)       $ (3,935,247)       $ (2,366,533)       $(10,260,374)
                                  ============        ============        ============        ============        ============

Net loss per share ........       $      (0.25)       $      (0.15)       $      (0.69)       $      (0.33)

Weighted average number of
 common shares outstanding           6,400,133           7,716,671           5,679,858           7,256,578



    The accompanying notes are an integral part of these financial statements

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                                                    PERIOD FROM
                                                                                                   (AUG. 15, 1994)
                                                                6 MONTHS ENDED                        JUNE 30,
                                                           --------------------------------             TO
                                                               1997                1998                1998
                                                           ------------        ------------        ------------
  Cash flows from operating activities:
  Net loss .........................................       $ (3,935,247)       $ (2,366,533)       $(10,260,374)

  Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation .................................                508               9,760              16,362
      Common stock issued as consideration
       for amendments to the license agreements ....                 --                  --              32,540
      Common stock issued as consideration
       for termination of a finance agreement ......                 --                  --              33,962
      Expense related to options and warrants
       issued as consideration to consultants ......              4,012             208,012             222,053
      Expense related to warrants issued to
       director for successful closure of merger ...            570,000                  --             570,000
      Deferred compensation expense related
       to options issued ...........................            128,000             154,000             436,000
      Common stock issued as consideration for
        license fees and services ..................                 --             564,000             564,000

Changes in assets and liabilities:
  Prepaid expenses .................................            (29,482)           (119,350)           (162,331)
  Deposits .........................................             81,674                  --              (9,163)
  Other receivable - tax refund ....................           (105,436)            105,436                  --
  Other receivable from related party ..............            (46,679)            (11,527)            (58,206)
  Loan receivable from related party ...............                 --            (201,161)           (201,161)
  Accounts payable and accrued expenses ............            (78,713)            (48,343)             80,288
  Wages payable ....................................            (96,771)                 --                  --
  License fees payable to related party ............           (499,700)                 --                  --
  R & D fees payable to related party ..............                 --            (338,000)                 --
                                                           ------------        ------------        ------------
      Net cash used by operating activities ........         (4,007,834)         (2,043,706)         (8,736,030)

Cash flow provided by investing activities:
  Purchase of property and equipment ...............                 --              (9,143)            (98,686)
                                                           ------------        ------------        ------------
      Net cash used in investing activities ........                 --              (9,143)            (98,686)

Cash flows from financing activities:
  Borrowings from related party ....................             92,000                  --             342,000
  Payments on note payable to related party ........            (92,000)                 --            (342,000)
  Contributions from stockholder ...................                 --                  --             103,564
  Net proceeds from sale of preferred stock ........                 --           4,000,000           4,000,000
  Net proceeds from sale of common stock ...........                 --          15,889,829          17,399,328
  Proceeds from issuance of debt ...................                 --                  --             371,164
  Net proceeds from recapitalization ...............          6,270,782                  --           6,270,782
  Net proceeds from warrants and options exercised .          5,457,763             555,641           6,185,119
                                                           ------------        ------------        ------------
      Net cash from financing activities ...........         11,728,545          20,445,470          34,329,957

Net increase in cash ...............................          7,720,711          18,392,621          25,495,241
Cash at beginning of period ........................             17,914           7,102,620                  --
                                                           ------------        ------------        ------------
Cash at end of period ..............................       $  7,738,625        $ 25,495,241        $ 25,495,241
                                                           ============        ============        ============

Supplemental disclosure cash flow information:

     1) In 1998, the Company issued warrants for services in lieu of cash with an estimated value of $408,000



           The accompanying notes are an integral part of these financial statements.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The information at June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the United States Securities and Exchange Commission on March 31, 1998, and the Company's Form 8-K which was filed on May 12, 1998.


2.      ISSUANCE OF WARRANTS

        During February 1998, the Company entered into an agreement with an investors relations firm, which expires on December 31, 1998. The Company agreed to issue as part of the compensation for services, 150,000 warrants with an exercise price of $14.75 per share and an expiration date of February 4, 1999. The warrants were estimated to have a value of $408,000, which amount will be expensed $102,000 per quarter during 1998.


3.      FINANCING

        During May 1998, the Company completed a private financing totaling $20.6 million in gross proceeds. The Company issued 1,329,201 shares of Common Stock, 4,000 shares of 5% Series A Convertible Preferred Stock and Warrants to purchase 1,437,475 shares of Common Stock in the financing.

        The Convertible Preferred Stock has an initial conversion price of $20.30 for the first seven months, after which it can be adjusted, either up or down, based on the future stock prices of the Company's Common Stock.

        The Warrants are exercisable for three years and entitle the holders to purchase up to a total of 1,437,475 shares of Common Stock at a price of $17.00 per share.

        Terms of the Warrants and the Convertible Preferred Stock are set forth in the Form of Warrant and the Certificate of Designation, respectively, copies of which are attached to the Form 8-K filed May 12, 1998 as exhibits 4.1 and 4.2, respectively.


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

        While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which was filed with the United States Securities and Exchange Commission (the "SEC") on March 31, 1998.


GENERAL

        Hollis-Eden Pharmaceuticals, a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. The Company has three technology platforms, one based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on biochemical synthesis regulators. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of June 30, 1998, had an accumulated deficit of $10.3 million.

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


RESULTS OF OPERATIONS

        The Company has not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through June 30, 1998. The Company has devoted substantially all its resources to the payment of licensing fees and research and development fees plus expenses related to the startup of its business. From inception until June 30, 1998, the Company incurred expenses of approximately $6.5 million in research and development fees, $4.3 million in general and administrative expenses, and $500,000 in net interest income, resulting in a loss of $10.3 million for the period.

        Research and Development expenses decreased to $628,000 from $1.3 million and decreased to $1.2 million from $2.9 million for the three- and six-month periods ended June 30, 1998, respectively, as compared to the same periods for the previous year. The research and development expenses were significantly larger in 1997 due to the funding of the development of the Company's second drug candidate, REVERSIONEX. During 1997, this expense totaled $1.2 million for the quarter and a $2.7 million for the six-month period. The 1998 research and development expenses relate primarily to license fees and the ongoing development of the Company's first drug candidate, INACTIVIN.

        General and administrative expenses increased to $762,000 from $333,000 and increased to $1.5 million from $1.1 million for the three- and six-month periods ended June 30, 1998. During 1997, the six-month period included one time expenses associated with the merger of IAC, including a $570,000 charge relating to the issuance of warrants to a certain director and former officer. The 1998 general and administrative expenses include: (i) the non-cash charges for the issuance of warrants to an investors relations group (described above) and (ii) increased expenses as a public company such as legal and accounting fees, filing and reporting fees, public relations, and directors and officers insurance.

        Net interest income increased to $300,000 from $100,000 in the first six months of 1998 compared to 1997 due to higher balances in cash and cash equivalents.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception through the sale of shares of Common Stock and with loans from the Company's founder, Richard B. Hollis. The Company repaid Mr. Hollis in January 1996.

        During the year ended December 31, 1995, the Company received cash proceeds of $250,000 from the sale of its securities. In May 1996, the Company completed a private placement of shares of Common Stock, from which it received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden provided the Company with $6.5 million in cash and other receivables. During May 1998, the Company closed a private placement of shares of Common Stock and Preferred Stock with gross proceeds totaling $20.6 million.

        Under its license agreements with Dr. Patrick T. Prendergast, Colthurst and Edenland, the Company is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. Under these agreements, the Company was obligated to pay the licensors an aggregate of two and one-half percent of all such proceeds raised within 24 months of the $350,000 license payment, which was made on April 5, 1996. An annual renewal license fee of $500,000 became due under the Colthurst License Agreement upon the closing of the private placement during May 1998. This license fee was paid in shares of the Company's Common Stock. As of June 30, 1998, the Company is current on all license fee obligations under these agreements.

        Under its Research and Development Agreement with Edenland and Dr. Patrick T. Prendergast, the Company was committed to pay $3.0 million for the development costs related to REVERSIONEX. An amount of $1.5 million was recorded as a charge to operations upon the closing of the Merger and was paid in April 1997. An additional $1.2 million was paid in May 1997 and recorded as a charge to operations. The remaining $300,000 was accrued as an expense during the fourth quarter of 1997 and was paid during April 1998. In addition, the Company has agreed to commit at least 30% of its annual research and development budget up to a maximum of $50.0 million during the term of the agreement, but a minimum of $2.0 million and maximum of $10.0 million for any given calendar year, to pay development costs for REVERSIONEX or any new product developed under the agreement. In addition, payments made towards the $3.0 million development costs are deductible from the amounts due for the $2.0 million per year of research. Accordingly, with respect to the $2.0 million per year obligation, assuming only such minimum amounts will be due, only $1.0 million will be due in 1998.

        The Company's operations to date have consumed substantial capital without generating any revenues, and the Company will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its drug candidates, and to market any drug candidates that receive regulatory approval. The Company does not expect to generate revenue from operations for the foreseeable future, and the Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to sell securities, borrow funds or some combination thereof. Based upon its current plans, the Company's management believes that its existing capital resources, together with interest thereon, will be sufficient to meet the Company's operating expenses and capital requirements through at least the next twelve months. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that the Company will be successful in raising necessary funds. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of the Company's programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, the ability of the Company to establish collaborative arrangements and effective commercialization and marketing activities and other arrangements. In any event, the Company will continue to incur increasing negative cash flows and net losses for the foreseeable future.


YEAR 2000 ISSUE

        The year 2000 computer issue is not expected to have any material affect on the Company's financial statements or operations of the Company.


PART II        OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
                 None

ITEM 2.        CHANGES IN SECURITIES

         During May 1998, the Company closed a private financing totaling $20.6 million in gross proceeds. The Company issued 1,329,201 shares of Common Stock, 4,000 shares of 5% Series A Convertible Preferred Stock and Warrants to purchase 1,437,475 shares of Common Stock to certain accredit investors. The shares of Common Stock underlying such securities were registered with the SEC in June 1998.

        The Company issued 36,878 shares of Common Stock to its research affiliate and a supplier, in lieu of cash, for license fees and services, respectively.

        The sales and issuances of securities in the transactions described in the foregoing paragraphs were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Annual Meeting of Stockholders of Hollis-Eden Pharmaceuticals was held on May 18, 1998. At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

        (1) To elect three Class I directors to hold office until the 2001 Annual Meeting of Stockholders. Elected to serve as Class I directors were Terren S. Peizer, Salvatore J. Zizza and J. Paul Bagley. For each elected director the results of voting were:
               5,525,004 for, 3,255 withheld, and 0 abstained. The continuing directors are Thomas Charles Merigan, Jr., M.D., Brendan R. McDonnell, and Richard B. Hollis.

        (2) To approve the Company's 1997 Incentive Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock for issuance under such plan by 250,000 shares. The 1997 Incentive Stock Option Plan, as amended, was approved with the following votes: 5,457,597 for, 48,552 against, and 22,110 abstained.

        (3) To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 1998. The selection of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 1998 was approved with the following votes: 5,523,489 for, 1,100 against, and 3,670 abstained.


ITEM 5.        OTHER INFORMATION
                 None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Exhibits:
               27 Financial Data Schedule (filed electronically only)

        The Company filed the following report on Form 8-K during the quarter:

        On May 12, 1998, a report on Form 8-K dated May 8, 1998 was filed with the SEC announcing the completion of a private placement of Common Stock, 5% Series A Convertible Preferred Stock and Warrants.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated:  July 17, 1998                   By: /s/  Robert W. Weber
                                            ------------------------------------
                                            Robert W. Weber
                                            Vice President-Controller
                                            (Principal Financial and Accounting
                                            Officer)

INDEX TO EXHIBITS

27      FINANCIAL DATA SCHEDULE (FILED ELECTRONICALLY ONLY)