Form 10-Q
period 1998-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1998-11-06
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly Report Under Section 13 or 15 (d) Of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the period from ___________ to ___________.

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

                           YES  [X]           NO  [ ]

As of November 4, 1998 there were 8,571,014 shares of registrant's Common Stock, $.01 par value, outstanding.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                                    Form 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                           PAGE
                                                                                           ----
PART I  FINANCIAL INFORMATION

ITEM 1   Financial Statements................................................................3

         Balance Sheet - September 30, 1998 and December 31, 1997............................3

         Statements of Operations for the Three-Month and Nine-Month Periods Ended
         September 30, 1997 and 1998 and Period from August 15, 1994 to
         September 30, 1998..................................................................4

         Statements of Cash Flows for the Nine-Month Periods Ended September
         30, 1997 and 1998 and Period of August 15, 1994 to September 30,
         1998................................................................................5

         Notes To Financial Statements.......................................................6


ITEM 2    Management's Discussion and Analysis of Results of Operations and
          Financial Condition................................................................6


PART II  OTHER INFORMATION

ITEM 1    Legal Proceedings.................................................................10

ITEM 2    Changes in Securities.............................................................10


ITEM 3    Defaults Upon Senior Securities...................................................10


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


ITEM 6    Exhibits and Reports on Form 8-K..................................................10

PART I.        FINANCIAL INFORMATION

ITEM I.        FINANCIAL STATEMENTS

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1998              1997
                                                          ------------     ------------
ASSETS:
 Current Assets:
 Cash and cash equivalents .............................. $ 24,838,497     $  7,102,620
 Prepaid expenses .......................................      216,841           53,009
 Deposits ...............................................        9,163            9,163
 Other receivable - tax refund ..........................           --          105,436
 Other receivable from related party ....................       58,206           46,679
                                                          ------------     ------------
      Total current assets ..............................   25,122,707        7,316,907

 Property and equipment, net of accumulated
       depreciation of $22,074 and $6,602 ...............       91,435           82,941

 Other Assets:
    Loan receivable from related party ..................      203,912               --
                                                          ------------     ------------
      Total assets ...................................... $ 25,418,054     $  7,399,848
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable and accrued expenses ................ $    215,729     $    128,631
   R & D fees payable to related party ..................           --          338,000
                                                          ------------     ------------
      Total liabilities .................................      215,729          466,631

 Commitments and contingencies

 Stockholders' equity:

   Preferred stock, $.01 par value, 10,000,000 shares
     authorized; 4,000 shares issued and outstanding ....           40               --
   Common stock, $.01 par value,
     30,000,000 shares authorized; 8,369,614 and
     6,772,023 shares issued and outstanding ............       83,696           67,720
   Paid-in capital ......................................   37,865,972       16,325,338
   Deferred compensation-stock options, net of
     accumulated amortization of $513,000 and $282,000 ..   (1,335,000)      (1,566,000)
   Deficit accumulated during development stage .........  (11,412,383)      (7,893,841)
                                                          ------------     ------------
      Total stockholders' equity ........................   25,202,325        6,933,217

      Total liabilities and stockholders' equity ........ $ 25,418,054     $  7,399,848
                                                          ============     ============

   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                   Period from
                                                                                                    Inception
                                                                                                   (Aug.15,1994)
                                                                                                        to
                               3 months ended September 30,      9 months ended September 30,      September 30,
                                   1997             1998             1997             1998             1998
                               ------------     ------------     ------------     ------------     ------------
Operating expenses:
 Research and development .....$    109,378     $    737,543     $  3,006,319     $  1,922,076     $  7,224,472
 General and administrative ...     433,805          741,855        1,559,717        2,216,940        5,046,106
                               ------------     ------------     ------------     ------------     ------------

Total operating expenses ......     543,183        1,479,398        4,566,036        4,139,016       12,270,578

Other income (expense):
 Interest income ..............     100,844          327,389          188,649          622,200          907,744
 Interest expense .............           0                0             (199)          (1,726)         (49,549)
                               ------------     ------------     ------------     ------------     ------------
Total other income ............     100,844          327,389          188,450          620,474          858,195
                               ------------     ------------     ------------     ------------     ------------

Net loss ......................$   (442,339)    $ (1,152,009)    $ (4,377,586)    $ (3,518,542)    $(11,412,383)
                               ============     ============     ============     ============     ============

Net loss per share ............$      (0.07)    $      (0.14)    $      (0.73)    $      (0.46)

Weighted average number of
 common shares outstanding ....   6,702,613        8,358,625        6,020,778        7,623,927

   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        PERIOD FROM
                                                                                         INCEPTION
                                                                                       (AUG. 15, 1994)
                                                                                             TO
                                                       9 MONTHS ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                                          1997             1998             1998
                                                      ------------     ------------     ------------
Cash flows from operating activities:
  Net loss .......................................    $ (4,377,586)    $ (3,518,542)    $(11,412,383)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation ...............................           1,810           15,472           22,074
      Common stock issued as consideration
       for amendments to the license agreements ..              --               --           32,540
      Common stock issued as consideration
       for termination of a finance agreement ....              --               --           33,962
      Expense related to options and warrants
       issued as consideration to consultants ....           6,018          312,018          326,059
      Expense related to warrants issued to
       director for successful closure of merger .         570,000               --          570,000
      Deferred compensation expense related
       to options issued .........................         205,000          231,000          513,000
      Common stock issued as consideration for
        license fees and services ................              --          595,000          595,000

Changes in assets and liabilities:
  Prepaid expenses ...............................          17,031          (67,850)        (110,831)
  Deposits .......................................          90,837               --           (9,163)
  Other receivable - tax refund ..................        (105,436)         105,436               --
  Other receivable from related party ............         (46,679)         (11,527)         (58,206)
  Loan receivable from related party .............              --         (203,912)        (203,912)
  Accounts payable and accrued expenses ..........         (57,217)          87,097          215,729
  Wages payable ..................................         (96,771)              --               --
  License fees payable to related party ..........        (499,700)              --               --
  R & D fees payable to related party ............              --         (338,000)              --
                                                      ------------     ------------     ------------
      Net cash used in operating activities ......      (4,292,693)      (2,793,808)      (9,486,131)

Cash flow provided by investing activities:
  Purchase of property and equipment .............         (46,778)         (23,965)        (113,509)
                                                      ------------     ------------     ------------
      Net cash used in investing activities ......         (46,778)         (23,965)        (113,509)

Cash flows from financing activities:
  Borrowings from related party ..................          92,000               --          342,000
  Payments on note payable to related party ......         (92,000)              --         (342,000)
  Contributions from stockholder .................              --               --          103,564
  Net proceeds from sale of preferred stock ......              --        4,000,000        4,000,000
  Net proceeds from sale of common stock .........              --       15,889,829       17,399,328
  Proceeds from issuance of debt .................              --               --          371,164
  Net proceeds from recapitalization .............       6,270,782               --        6,270,782
  Net proceeds from warrants and options exercised       5,457,763          663,821        6,293,299
                                                      ------------     ------------     ------------
      Net cash from financing activities .........      11,728,545       20,553,650       34,438,137

Net increase in cash .............................       7,389,074       17,735,877       24,838,497
Cash at beginning of period ......................          17,914        7,102,620               --
                                                      ------------     ------------     ------------
Cash at end of period ............................    $  7,406,988     $ 24,838,497     $ 24,838,497
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

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The information at September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the United States Securities and Exchange Commission on March 31, 1998, and the Company's Form 8-K which was filed on May 12, 1998.


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


GENERAL

        Hollis-Eden Pharmaceuticals, a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. The Company has three technology platforms, one based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on biochemical synthesis regulators. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of September 30, 1998, had an accumulated deficit of $11.4 million.

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


RESULTS OF OPERATIONS

        The Company has not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through September 30, 1998. The Company has devoted substantially all its resources to the payment of licensing fees and research and development fees plus expenses related to the startup of its business. From inception until September 30, 1998, the Company incurred expenses of approximately $7.2 million in research and development fees, $5.1 million in general and administrative expenses, and $900,000 in net interest income, resulting in a loss of $11.4 million for the period.

        Research and Development expenses increased to $737,000 from $109,000 and decreased to $1.9 million from $3.0 million for the three- and nine-month periods ended September 30, 1998, respectively, as compared to the same periods for the previous year. The research and development expenses were larger in 1997 due to the funding of the development of the Company's second drug candidate, HE317. During 1997, this expense totaled $2.7 million for the nine-month period. The 1998 research and development expenses relate primarily to the ongoing development of the Company's first drug candidate, HE2000.

        General and administrative expenses increased to $742,000 from $434,000 and increased to $2.2 million from $1.6 million for the three- and nine-month periods ended September 30, 1998 compared to 1997. During 1997, expenses included one-time costs associated with the merger of IAC, including a $570,000 charge relating to the issuance of warrants to a certain director and former officer. The 1998 general and administrative expenses include: (i) the non-cash charges for the issuance of warrants to an investors relations group (described above) and (ii) increased expenses as a public company such as legal and accounting fees, filing and reporting fees, public relations, and directors and officers insurance.

        Net interest income increased to $620,000 from $188,000 in the first nine months of 1998 compared to 1997 due to higher balances in cash and cash equivalents.


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

        Under its license agreements with Dr. Patrick T. Prendergast, Colthurst and Edenland, the Company is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. Under these agreements, the Company was obligated to pay the licensors an aggregate of two and one-half percent of all such proceeds raised within 24 months of the $350,000 license payment, which was made on April 5, 1996. An annual renewal license fee of $500,000 became due under the Colthurst License Agreement upon the closing of the private placement during May 1998. This license fee was paid in shares of the Company's Common Stock. As of September 30, 1998, the Company is current on all license fee obligations under these agreements.

        Under its Research and Development Agreement with Edenland and Dr. Patrick T. Prendergast, the Company was committed to pay $3.0 million for the development costs related to HE317. An amount of $1.5 million was recorded as a charge to operations upon the closing of the Merger and was paid in April 1997. An additional $1.2 million was paid in May 1997 and recorded as a charge to operations. The remaining $300,000 was accrued as an expense during the fourth quarter of 1997 and was paid during April 1998.

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


YEAR 2000

        Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

        The Company upgraded its accounting software this quarter with a version that is Year 2000 compliant. In addition, the Company has upgraded some of its computer operating systems with the balance scheduled for upgrading before yearend. Once the upgrades are completed, the Company believes that its computer systems and applications will be Year 2000 compliant.

        The Company has recently commenced the process of reviewing its communications systems and other non-information technology systems to ascertain whether they are Year 2000 compliant. The Company expects to complete this review by December 1998.

        The Company does not expect that the costs associated with achieving Year 2000 compliance will have a material adverse effect on its future results of operations, liquidity or capital resources. The Company has spent less than one thousand dollars in connection with its Year 2000 compliance efforts to date. The Company believes that the costs to be incurred in reviewing its non-information technology systems will be immaterial.

        The Company has begun contacting its material suppliers and third party service providers to identify Year 2000 problems and provide solutions to prevent the disruption of business activities. At present, the Company has very little information regarding the extent of Year 2000 compliance by its suppliers and third party service providers. The Company expects to complete its review of the compliance efforts by these parties in March, 1999.

        There can be no assurance, however, that the computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on the Company. Moreover, the following could have a material adverse effect on the Company's business or financial condition:
(i) failure of suppliers and third-party service providers equipment to operate or to operate accurately, (ii) failure of clinical trial site medical equipment to perform properly, (iii) failure of necessary materials or supplies to be available to the Company when needed, or (iv) failure of other equipment, software, or systems as a result of Year 2000 problems. At the completion of its review of its material suppliers and third-party service providers, the Company intends to assess worst case scenarios and to develop one or more contingency plans that may be necessary, such as securing alternative vendors.


PART II        OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
                 None

ITEM 2.        CHANGES IN SECURITIES
                 None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
                 None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                 None


ITEM 5.        OTHER INFORMATION

               Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 18, 1999 and March 19, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Exhibits:
               27      Financial Data Schedule (filed electronically only)


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated: November 4, 1998         By: /s/  Robert W. Weber
                                   --------------------------------
                                    Robert W. Weber
                                    Vice President-Controller
                                    (Principal Financial and Accounting Officer)


INDEX TO EXHIBITS

27      FINANCIAL DATA SCHEDULE (FILED ELECTRONICALLY ONLY)