Form 10-K
period 1998-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1999-03-30
CIK 899394

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 33-60134

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-3697002
                  --------                                       -----------
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
       9333 GENESEE AVENUE, SUITE 110
                SAN DIEGO, CA                                      92121
                -------------                                      ------
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

                                YES [X]  NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 1999 totaled approximately $162,189,762 based on the closing stock price as reported by NASDAQ Stock Market.

  As of March 15, 1999, there were 10,725,863 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference into Part II of this report. Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to regulation 14A in connection with the 1999 Annual Meeting of Stockholders to be held on May 17, 1999, is incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I
 Item 1   Business......................................................     3
 Item 2   Properties....................................................    17
 Item 3   Legal Proceedings.............................................    17
 Item 4   Submission Of Matters To A Vote Of Security Holders...........    17
 PART II
          Market For Registrant's Common Stock And Related Stockholder
 Item 5   Matters.......................................................    18
 Item 6   Selected Financial Data.......................................    18
 Item 7   Management's Discussion And Analysis Of Results Of Operations
           And Financial Condition......................................    18
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk....    18
 Item 8   Financial Statements And Supplementary Data...................    18
 Item 9   Changes In And Disagreements With Accountants On Accounting
          And Financial Disclosures.....................................    18
 PART III
 Item 10  Directors And Executive Officers Of The Registrant............    19
 Item 11  Executive Compensation........................................    19
          Security Ownership Of Certain Beneficial Owners And
 Item 12  Management....................................................    19
 Item 13  Certain Relationships And Related Transactions................    19
 PART IV
          Exhibits, Financial Statements, Schedules And Reports On Form
 Item 14  8-K...........................................................    20
          Signatures....................................................    21

  This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for Hollis-Eden Pharmaceuticals, Inc. may differ materially from those discussed here. Additional information concerning factors that could cause or contribute to such differences can be found in this Annual Report on Form 10-K in Part I,
Item 1 under the caption "Risk Factors," Part II, Item 7 entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere throughout this Annual Report.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Hollis-Eden Pharmaceuticals Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. The Company has three technology platforms, one based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on biochemical synthesis regulators. The Company believes that certain of its drug candidates may provide the first long-term treatment for HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. The Company has not yet generated any operating revenues. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of its drug candidates and, as of December 31, 1998, had an accumulated deficit of approximately $13.3 million. In February 1999, the Company received clearance from the FDA to begin clinical trials in the United States for HE2000, the Company's lead drug candidate.

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

  During March 1997, Hollis-Eden, Inc. ("Hollis-Eden"), a Delaware corporation, was merged with and into the Company (then known as Initial Acquisition Corp. ("IAC")). Upon the consummation of the merger, Hollis-Eden ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. For accounting and financial reporting purposes, the merger was treated as a recapitalization of Hollis-Eden. As used herein, unless otherwise indicated, for periods prior to March 1997, the terms "Company" and "Hollis-Eden Pharmaceuticals" shall refer to Hollis-Eden, not IAC.

TECHNOLOGY PLATFORMS

  The Company's scientific approaches are based on the study of mechanisms utilized by viruses or pathogenic microorganisms to infect their host. These technological approaches have led to a novel series of proprietary pharmaceutical products that will be tested for the treatment and/or prevention of multiple targeted disease states caused by viral, bacterial, parasitic or fungal infections. The underlying premise of the Company's technology is that the human immune system inherently possesses the ability, when directed, to respond to a specific infection or diseases. The Company's fundamental approach has been to identify these naturally occurring therapeutic agents and to design and produce similar improved versions. The following platforms represent the Company's innovative technological opportunities:

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

  The Company recently developed HE2000, a new analog of the Company's lead drug candidate, which has a unique mechanism of action for antiretroviral treatment in HIV/AIDS and other infectious diseases. HE2000 has demonstrated a 10-fold increase in antiretroviral potency over an earlier version of HE2000. In in vitro testing, HE2000 inhibits viral replication against diverse and multiple drug resistant strains of the HIV virus. Currently approved antiretroviral therapies are designed to block the action of specific HIV viral proteins that have critical functions at particular stages of the replication process. These therapies are subject to HIV mutation, resulting in drug resistance.

  HE2000 appears to work independently of the viral structure by inhibiting human cellular energy producing enzymes, which are necessary for retroviral replication. The Company's research affiliates, headed by Dr. Patrick Prendergast, discovered that HIV deprives the host cell of a natural human molecule that regulates cellular energy. The result of this action causes the cell to increase the activity of the known energy producing enzymes necessary for retroviral (HIV) replication. The Company believes that HE2000 decreases the activity of the energy producing enzymes the cell requires to replicate HIV and therefore prohibits viral replication. The Company believes that HE2000 will inhibit viral replication on a sustained basis and will not develop drug resistance. The Company intends to advance HE2000 into safety and efficacy clinical trials this year.

TECHNOLOGY PLATFORM II - IMMUNE SYSTEM REGULATORS

  The Company's second technology platform focuses on ways to up regulate and down regulate the immune system of the body to treat various disorders.

  HE317, the Company's drug candidate for up regulation of the immune system, is intended to be tested in immune suppressed patients suffering from HIV/AIDS either as monotherapy or adjunctive therapy with HE2000 or other antiretroviral HIV/AIDS drugs. IDPS, the Company's drug candidate for down regulating the immune system, will be tested in accepted animal models to treat organ transplant rejection. In addition to working on products for organ transplant rejection, the Company is exploring agents using IDPS technology to treat other immune system disorders such as lupus, multiple sclerosis, psoriasis, rheumatoid arthritis and scleroderma.

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

  Today, AIDS is the number one killer of Americans between the ages of 25 and
44. It is estimated by the Centers for Disease Control that approximately 1.1 million Americans are infected with HIV. Globally, the World Health Organization ("WHO") and the Joint United Nations Programme on HIV/AIDS reported as of December 1998 that approximately 33.4 million adults and children are living with HIV/AIDS, a 10% increase from 1997. It is also estimated that there were 5.8 million newly infected people and 2.5 million deaths related to HIV/AIDS in 1998. That equates to 11 newly infected people per minute and 16,000 per day in 1998.

  WHO reports, that of the 170 million chronic carriers of hepatitis C in the world, 20% are at risk of developing cirrhosis of the liver and 1% to 5% may develop liver cancer. Today, the disease often is treated with Interferon, which is only 20% effective, has significant side effects and is relatively expensive to use.

  According to the United Network of Organ Sharing, each year approximately 20,000 organ transplants are performed in the U.S., while more than 60,000 people remain on waiting lists and more than 6% of those die waiting. According to Frost and Sullivan, this has created a $1.2 billion U.S. market for drugs that suppress the body's immune system so as not to reject the implanted organs. Hollis-Eden Pharmaceuticals, Inc., is conducting research with drug candidates that may down regulate the immune system, potentially allowing the body to better tolerate a mismatched transplanted organ or tissue. The Company believes this new drug development discovery could dramatically increase the number of transplants each year and result in rapid market expansion in the U.S. and throughout the world.

  Hollis-Eden Pharmaceutical's technology platforms enable the Company to target multiple diseases and disorders. These technology platforms have already identified molecules for drug candidates and have been tested both in vitro and in vivo. According to the Pharmaceutical Manufacturers Association, 3,995 of every 4,000 compounds screened in preclinical animal testing never make it to human clinicals. Earlier versions of HE2000 and HE317 have been used in human clinical tests and appear to be well tolerated with no significant side effects. Furthermore, the product significantly showed efficacy by reducing the viral load in infected HIV/AIDS patients. Such safety and efficacy results, coupled with the drugs' non-pathogenic mechanism of action, indicate that they can also be used in several other diseases and disorders. Another advantage of the Company's products is the fact that extensive research has been completed, thereby reducing the time required for final development and commercialization. Additionally, the Company is strategically pursuing its initial indications in terminal or fatal diseases, such as HIV/AIDS, where the Company's FDA approval process may be dramatically shorter if the Company's products qualify for the FDA accelerated drug approval program. See "FDA Overview--Accelerated Drug Approval."

COMPETITION

  Hollis-Eden Pharmaceuticals believes that its scientific approaches to infectious diseases, which have led to multiple platform technologies, enable the Company to develop products for multiple disease states. The Company believes that certain of its initial products under development that are focused on HIV/AIDS may realize more effective treatments than drugs currently being used or developed by the competition. The principal drugs currently used to treat HIV and AIDS (e.g., AZT, ddI, ddc, d4T and 3TC) are nucleoside analog reverse transcriptase drugs. Additionally, most newer drugs being developed and recently being introduced are protease inhibitors; e.g., Invirase (Saquinavir), Crixivan (Indinavir sulfate), Viracept (Nelfinavir) and Novir (Ritonavir). Hollis-Eden Pharmaceuticals believes that the effectiveness of these types of drugs may prove to be short-lived since HIV rapidly mutates and develops resistance to the effectiveness of these drugs. Development of drug resistance occurs when the virus can mutate its coat protein or enzyme structure so that its interaction with the drug is altered. Another disadvantage of currently used treatments is that nucleoside analogues and protease inhibitors are toxic and can cause severe and intolerable side effects. HE2000 and HE317 are not reverse transcriptase or protease inhibitors, but are derived from naturally occurring substances and are expected to be well-tolerated by humans with minimal side effects. Furthermore, Hollis-Eden Pharmaceuticals believes that its drug candidates will have a longer duration of effectiveness, be more affordable and require smaller doses and fewer pills to be taken than the drugs and combinations currently being used.

  Because HE2000's antiviral effectiveness is not reliant on a direct structural interaction with the virus itself, Hollis-Eden Pharmaceuticals believes that HE2000 will inhibit replication of the virus regardless of its mutation rates. By decreasing the synthesis of the viral raw materials in the cell, HE2000 effectively slows and may eventually stop the virus' production line. The Company further expects that HE2000 will decrease the energy supply for viral synthesis regardless of the viral type or strain.

FDA OVERVIEW

GENERAL

  The manufacturing and marketing of Hollis-Eden Pharmaceuticals' proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research, which reviews and approves marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacturing, labeling, storage, record keeping, advertising and promotion of Hollis-Eden Pharmaceuticals' potential products.

APPROVAL PROCESS

  The process of obtaining FDA approval for a new drug may take several years and generally involves the expenditure of substantial resources. Hollis-Eden Pharmaceuticals will try to accelerate the drug approval process because of the priority status of HIV/AIDS drugs. See "Accelerated Drug Approval." The steps required before a new drug can be produced and marketed for human use include clinical trials and the approval of a New Drug Application.

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

  Human Testing (Clinical). The human clinical testing program usually involves three phases which generally are conducted sequentially, but which, particularly in the case of anti-cancer and other life saving drugs, may overlap or be combined. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND filing. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") for each institution at which the study will be conducted. The IRB will consider, among other things, all existing pharmacology and toxicology information on the product, ethical factors, the risk to human subjects and the potential benefits of therapy relative to risk.

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

MANUFACTURING

  Hollis-Eden Pharmaceuticals does not have, and does not intend to establish, manufacturing facilities to produce its products. Hollis-Eden Pharmaceuticals plans to control its initial capital expenditures by using contract manufacturers to make its products. Hollis-Eden Pharmaceuticals believes that there are a sufficient number of high quality FDA approved contract manufacturers available, and management has had discussions and established relationships with several of them, to fulfill its near-term production needs for both clinical and commercial use.

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

  Patent applications in the United States are maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature, if made, tends to lag behind actual discoveries by several months. Consequently, the Company cannot be certain that a licensor of its intellectual property was the first to invent certain technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of pharmaceutical companies, including those of Hollis-Eden Pharmaceuticals, are generally uncertain, partly because they involve complex legal and factual questions.

  In addition to the considerations discussed above, companies that obtain patents claiming products, uses or processes that are necessary for or useful to the development of Hollis-Eden Pharmaceuticals' products could bring legal actions against the Company claiming infringement. Patent litigation is typically costly and time-consuming, and if such an action were brought against Hollis-Eden Pharmaceuticals, it could result in significant cost and diversion of management time. The Company may be required to obtain licenses to other patents or proprietary rights, and there can be no assurance that licenses would be made available on terms acceptable to the Company. If Hollis-Eden Pharmaceuticals does not obtain such licenses, it could encounter delays in product market introductions while it attempts to license technology designed around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

COLTHURST LICENSE AGREEMENT

  In May 1994, Hollis-Eden Pharmaceuticals entered into a license agreement, as amended in August 1995 and October 1996, with Colthurst Limited ("Colthurst") and Patrick T. Prendergast, Ph.D., pursuant to which Hollis-Eden Pharmaceuticals was granted exclusive worldwide rights to all present and future patent rights, know-how and background technology of Colthurst and Dr. Prendergast relating to the treatment of retroviral infections for all uses thereunder to develop and commercialize products based on the licensed rights. The Company also has the right to sublicense any such rights.

  Hollis-Eden Pharmaceuticals paid a license fee of $100,000 to Colthurst upon execution of the agreement and was required to pay an additional license fee of $250,000, of which Hollis-Eden Pharmaceuticals paid $125,000 to Colthurst in March 1995. The remainder of such fee becomes due according to the terms of the agreement. The Company issued 37,736 shares of Common Stock to Colthurst and, beginning August 1995, the Company agreed to make monthly payments of $5,000 to the licensors. Hollis-Eden Pharmaceuticals is also obligated to pay to Colthurst royalties on revenues from products covered by the licensed rights and on revenues received by the Company in connection with sublicenses granted by the Company to third parties. Hollis-Eden Pharmaceuticals must pay a renewable annual license fee, which fee is deductible from royalty fees due to Colthurst during a certain period following renewal of the license. There can be no assurance that the Company will be able to pay such annual fees in the future, in which event the termination of the agreement and the licensing of such rights to a third party would have a material adverse effect on the Company's business.

EDENLAND LICENSE AGREEMENT

  In August 1994, Hollis-Eden Pharmaceuticals entered into a license agreement, as amended in August 1995, with Edenland, Inc. ("Edenland") and Dr. Prendergast pursuant to which Hollis-Eden Pharmaceuticals was granted exclusive worldwide rights to all present and future patent rights, know-how and background technology of Edenland and Dr. Prendergast relating to the anti-serum/vaccine for all uses thereunder to develop and commercialize products based on the licensed rights. The Company also has the right to sublicense any such rights.

  Hollis-Eden Pharmaceuticals paid a license fee of $25,000 upon execution of the agreement and an additional license fee in the aggregate of $100,000 over a six-month period ending February 28, 1995. The Company issued to Edenland and Dr. Prendergast an aggregate of 543,396 shares of the Company Common Stock and agreed that either Dr. Prendergast or his brother, Leo Prendergast, at Edenland's election, has the right to serve on Hollis-Eden Pharmaceuticals' Board of Directors for three years. The Company is also obligated to pay Edenland a license fee of $572,000, of which the Company paid $125,000 to Edenland in March 1995. The remainder of such fee becomes due according to the terms of the agreement. Hollis-Eden Pharmaceuticals issued to Edenland a warrant to purchase 37,736 shares of Common Stock at an exercise price of $15.90 per share, 37,736 shares of Common Stock and registration rights pari passu with certain other investors of Hollis-Eden Pharmaceuticals. In addition, beginning August 1995, the Company agreed to make monthly payments of $5,000 to the licensors. The Company is obligated to pay to Edenland royalties on revenues from products covered by the licensed rights and on revenues received by the Company in connection with sublicenses granted by the Company to third parties. Pursuant to the terms of the agreement, with certain limitations, Edenland has the option to receive such royalties in the form of Common Stock. Furthermore, as a condition to the Company's commercialization rights to any product for which regulatory approval is obtained and a certain revenue milestone is achieved, the Company is obligated to pay Edenland a renewable annual license fee for such product for a period of six years. Such annual fee, however, is deductible from royalty fees due to Edenland, including royalty payments due to Edenland in connection with sublicenses granted by Hollis-Eden Pharmaceuticals, during the term of the agreement. HE317 will cease to be a product covered by the license agreement if Hollis-Eden Pharmaceuticals has not contributed a certain amount of funding to the development of HE317 in accordance with the terms and conditions of the related Research and Development Agreement (described below). There can be no assurance that the Company will be able to pay such annual fees in the future, in which event the termination of certain rights and the licensing of such rights to a third party would have a material adverse effect on the Company's business.

RESEARCH AND DEVELOPMENT AGREEMENT

  In August 1994, Hollis-Eden Pharmaceuticals entered into a research, development and option agreement, as amended in August 1995 and October 1996, with Edenland and Dr. Prendergast, pursuant to which Edenland agreed to obtain an open IND for HE317 from the FDA and to commence a patient Phase I IND study under the guidelines and regulations of the FDA. The Company is obligated to pay Edenland the development costs associated with such Phase I study, for which the Company has agreed to commit a certain minimum amount from its annual research and development budget. After the payment of such development costs and upon the determination that the new product will not meet regulatory approval, Hollis-Eden Pharmaceuticals has the right to terminate its obligation to pay any further development costs of HE317.

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

RECAPITALIZATION

  On March 26, 1997, Hollis-Eden was merged with and into IAC pursuant to an Agreement and Plan of Merger, dated November 1, 1996, among IAC, Hollis-Eden, Mr. Salvatore J. Zizza and Mr. Richard B. Hollis (the "Merger Agreement"). Upon consummation of the merger of Hollis-Eden with IAC (the "Merger"), Hollis-Eden ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. IAC (now called Hollis-Eden Pharmaceuticals, Inc.) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was accounted for as a recapitalization of Hollis-Eden by an exchange of Common Stock of Hollis-Eden for the net assets of IAC, consisting primarily of cash. IAC was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a target business, which IAC believed has significant growth potential.

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

EMPLOYEES

  As of March 15, 1999, the Company had 14 full-time employees. The Company believes that its relations with its employees are good.

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

EXECUTIVE OFFICERS

  The executive officers of the Company and their ages as of March 15, 1999 are as follows:

NAME                             AGE                           POSITION
----                             ---                           --------
Richard B. Hollis..............  46  Chairman of the Board, President and Chief Executive Officer
James M. Frincke, Ph.D. .......  48  Executive Vice President, Research and Development
Robert L. Marsella.............  46  Vice President, Business Development and Marketing
Thomas C. Merigan, Jr., M.D. ..  65  Medical Director, Infectious Diseases
Robert W. Weber................  48  Vice President - Controller

  RICHARD B. HOLLIS, age 46, has served as Chairman of the Board and Chief Executive Officer of the Company since March 1997 (since August 1994 including Hollis-Eden, Inc.) and as President of the Company since February 1999. Mr. Hollis was the founder of Hollis-Eden, Inc. and also served as Hollis-Eden, Inc.'s President from August 1994 to February 1997. Mr. Hollis has over 20 years of experience in the health care industry in positions ranging from sales to Chief Executive Officer. Mr. Hollis served as Chief Operating Officer of Bioject Medical from 1991 to 1994 and as Vice President, Marketing and Sales/General Manager for Instromedix from 1989 to 1991. From 1986 to 1989, Mr. Hollis served as a general manager of the Western business unit of Genentech, Inc., a manufacturer of biopharmaceuticals. Prior to joining Genentech, Inc., Mr. Hollis served as a divisional manager of Imed Corporation, Inc., a manufacturer of drug delivery systems, intravenous infusion pumps and controllers. Mr. Hollis began his career in the health care industry with Baxter Travenol from 1974 to 1977. Mr. Hollis received his B.A. in Psychology from San Francisco State University in 1974.

  JAMES M. FRINCKE, PH.D. became Executive Vice President, Research and Development, of the Company in November 1997. During his 17 years in the industry, Dr. Frincke has managed major programs for research and development of drugs, biologicals, cellular and gene therapeutics that are aimed at the treatment of cancer, infectious diseases and tissue transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions, in several biotechnology companies including Hybritech/Eli Lilly. Most recently, he served as Vice President of Therapeutics Research and Development at Prolinx, from 1995 to

1997, Vice President of Bio-Organic Chemistry and Vice President of Research and Development for Systemix from 1991 to 1995. In various capacities, he has been responsible for all aspects of pharmaceutical development, including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of the regulatory and clinical matters of lead product opportunities. Dr. Frincke has authored and co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his Ph.D. in chemistry at the University of California, Davis in 1978. In 1981, Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

  ROBERT L. MARSELLA became Vice President, Business Development and Marketing, of the Company in September 1997. Mr. Marsella has over 18 years of medical sales, marketing and distribution experience. Since 1994 Mr. Marsella has been President of RLM Cardiac Products, an exclusive distributor in the Southwestern United States of various cardiac related hospital products. From 1990 to 1994, Mr. Marsella marketed and distributed implantable pacemakers and defibrillators for Telectronics Pacing Systems. From 1987 to 1990,
Mr. Marsella served as Regional Manager for Genentech, Inc. and launched ACTIVASE t-PA(TM) (a Biopharmaceutical drug) in the Western United States. From 1983 to 1987, Mr. Marsella marketed intravenous infusion pumps for Imed Corporation. Mr. Marsella began his career in 1980, as a field sales representative, and was quickly promoted to regional sales manager for U.S. Surgical Corporation, auto suture division. Mr. Marsella received his B.A. degree from San Diego State University in 1975.

  THOMAS CHARLES MERIGAN, JR., M.D., age 65, has served as a director and as Chairman of the Scientific Advisory Board of the Company since March 1997 (since March 1996 including Hollis-Eden, Inc.). Dr. Merigan has been George E. and Lucy Becker Professor of Medicine at Stanford University School of Medicine from 1980 to the present. Dr. Merigan has also been the Principal Investigator, NIAID Sponsored AIDS Clinical Trials Unit, from 1986 to the present and has been Director of Stanford University's Center For AIDS Research from 1988 to the present. Dr. Merigan is a member of various medical and honorary societies, has lectured extensively within and outside the United States, has authored numerous books and articles and has chaired and edited symposia relating to viruses, infectious diseases, anti-viral agents, HIV and other retroviruses and AIDS. From 1990 to the present, Dr. Merigan has been Chairman, Editorial Board of "HIV: Advances in Research and Therapy". He is also a member of the editorial boards of "Aids Research and Human Retroviruses" (since 1983), "International Journal of Anti-Microbial Agents" (since 1990), and "The Aids Reader" (since 1991), among others. He is a co-recipient of eight patents which, among other things, relate to synthetic polynucleotides, modification of hepatitis B virus infection, treatment of HIV infection, purified cytomegalovirus protein and composition and treatment for herpes simplex. Dr. Merigan has been Chair, Immunology Advisory Board, Bristol Myers Squibb Corporation (1989--1995) and Chair, Scientific Advisory Board, Sequel Corp. (1993--1996). In 1994, Stanford University School of Medicine honored him with the establishment of the Annual Thomas C. Merigan Jr. Endowed Lectureship in Infectious Diseases, and, in 1996, Dr. Merigan was elected Fellow, American Association for the Advancement of Science. From 1966 to 1992, Dr. Merigan was Head, Division of Infectious Diseases, at Stanford School of Medicine. Dr. Merigan received his B.A. (with honors) from the University of California at Berkeley in 1954 and his M.D. from the University of California at San Francisco in 1958.

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

RISK FACTORS

  An investment in the shares being offered hereby involves a high degree of risk. In deciding whether to purchase shares of our common stock, you should carefully consider the following risk factors, in addition to other information contained in this Annual Report on Form 10-K.

  Dependence on New Products and FDA Approval. Our principal development efforts are currently centered around two drug candidates licensed to us which we believe show promise for the treatment and prevention of HIV/AIDS. However, all of our drug candidates will require FDA and foreign government approvals before they can be commercialized. Neither HE2000 nor any of our other drug candidates have been approved for commercial sale. While limited clinical trials of HE2000 have to date produced favorable results, significant additional trials are required, and we may not be able to demonstrate that this drug candidate is safe or effective. We have never commercially introduced a product, and we cannot guarantee that any of our product candidates will obtain required governmental approvals or that we can successfully commercialize any products.

  Early Stage of Product Development and Substantial Operating Losses. We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues. Our accumulated deficit was approximately $13.3 million through December 31, 1998. We expect to incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses of seeking FDA approval. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. There may be delays in receipt of regulatory approvals. The drugs could be uneconomical to manufacture or produce on a large scale. The drugs may not achieve customer acceptance. The proprietary rights of others could stop us from being able to market the drugs, or third parties could market superior or equivalent drugs. If we were unable to develop safe, commercially viable drugs, it would have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitable operations will depend on our ability to obtain regulatory approvals for our drug candidates, our ability to enter into collaboration agreements, and our ability to commercialize a drug candidate. We cannot assure you that we will ever operate profitably.

  Patents and Proprietary Rights. Our success will depend in part on our ability to obtain United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. Our patent position is highly uncertain and involves complex legal and factual questions. We cannot be certain that the applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us were the first to invent or the first to file patent applications for such inventions. We cannot guarantee that any patents will issue from any of the pending or future patent applications we own or have licensed. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, we cannot guarantee that any rights we may have under any issued patents will provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

  If another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable.

  Government Regulation and Product Approvals. Our drug candidates under development are subject to regulation by the federal government, including the FDA, and by state and local governments. If our products are marketed abroad, they will also need to comply with export requirements and regulation by foreign governments. The applicable regulatory approval process is lengthy and expensive and must be completed prior to the commercialization of a product. We cannot guarantee that we will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our products under development. Delays in receiving such approvals, failure to receive such approvals at all or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

  Product development and approval to meet FDA regulatory requirements takes a number of years, involves the expenditure of substantial resources and is uncertain. Many products that initially appear promising ultimately do not reach the market because they are not found to be safe or effective. In addition, the current regulatory framework could change and additional regulations may arise at any stage of product development that may affect approval, delay the submission or review of an application or require additional expenditures.

  Substantial Capital Needs. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We intend to seek additional funding through public or private financing or through collaboration arrangements with collaborative partners. If we raise funds by selling equity securities, sales may dilute your share ownership and future investors may be granted rights superior to yours. We cannot guarantee, however, that we will be able to obtain additional financing on acceptable terms, if at all.

  Technological Change and Competition. Biotechnology and related pharmaceutical technology have undergone rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses we have incurred in connection with developing these products.

  The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products.

  Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. We cannot guarantee that our drug candidates, if approved for sale, will be able to compete successfully with our competitors' existing products under development.

  No Sales and Marketing Experience. Our efforts to date have focused on the development and evaluation of our drug candidates. As we continue clinical studies and prepare for commercialization of our drug candidates, we need to build a sales and marketing infrastructure. We have no experience in the sales and marketing of our drug candidates. We may not be able to attract and retain the skilled personnel necessary to effectively market our drug candidates.

  Dependence on License Agreements. We license our drug candidates from Dr. Patrick T. Prendergast and from Edenland, Inc. and Colthurst Limited, two organizations Dr. Prendergast controls. Our license agreements can be terminated if we materially breach our obligations under the agreements. Termination of our license agreements would cause us to lose our rights to our existing drug candidates. If we lost our licensed rights to one or more of our drug candidates or if our rights were materially limited, it would have a material adverse effect on our business, operating results and financial condition.

  Dependence on Officers and Future Employees. Our ability to successfully implement our business strategy depends highly upon our Chief Executive Officer, Richard B. Hollis. The loss of Mr. Hollis' services could impede the achievement of our research and development objectives. We also highly depend on our ability to hire and retain qualified scientific and technical personnel. The competition for these employees is intense. We cannot guarantee that we will continue to be able to hire and retain the qualified personnel needed for our business. Loss of the services of or the failure to recruit key scientific and technical personnel could adversely affect our business, operating results and financial condition.

  Technological Uncertainties. Our product development efforts are based upon technologies and therapeutic approaches that have not been widely used in humans for therapeutic purposes. There is significant risk that these approaches will not prove to be successful. Although we believe that the positive results obtained to date in preclinical and limited clinical human studies support further research and development, the positive results obtained to date do not necessarily reflect results that we may obtain in further human clinical testing.

  Pharmaceutical Pricing and Pending Health Care Reforms. Government health administration authorities, together with private health insurers, increasingly are attempting to contain health care costs by limiting the price or reimbursement levels for medical products and services. In certain foreign markets, pricing or profitability of prescriptive pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government controls or otherwise significantly reform the existing health care system. We cannot predict if any of these reform proposals will be adopted, when they may be adopted, or what impact they may have on Hollis-Eden. Any enacted legislation may include provisions resulting in price limits, utilization controls or other consequences that may adversely affect our business, operating results and financial condition.

  Manufacturing Limitations and Uncertainties. Outside manufacturers currently produce our drug candidates and supply us with sufficient quantities to conduct clinical trials. If we have difficulty in the future obtaining our required quantity or quality of supply, we could experience significant delays in our development programs or regulatory approval process. If we have difficulties establishing relationships with manufacturers to produce and distribute our finished pharmaceutical products, market introduction and sales of our products would be adversely affected. Manufacturers producing our products must also follow current Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. We may not be able to commercialize pharmaceutical products as planned if we cannot obtain or retain qualified third party manufacturing on commercially acceptable terms.

  We currently do not intend to manufacture any pharmaceutical products ourselves. If we determine to manufacture products ourselves in the future, we would be subject to the regulatory requirements described above and would be subject to the same risks regarding difficulties encountered in manufacturing pharmaceutical products. We also would require substantial additional capital. We have no experience manufacturing pharmaceutical products for commercial purposes, so we cannot guarantee that we would be able to manufacture any products successfully or in a cost-effective manner.

  Management of Growth. We will need to continue to improve and expand our management, operational and financial systems and controls to support future growth. Our business, operating results and financial condition will be adversely affected if we cannot do so.

  Product Liability and Lack of Adequate Insurance. Our business exposes us to potential product liability risks associated with the testing, manufacturing, marketing and sale of pharmaceutical products. Therefore, product liability claims may be asserted against us. Product liability insurance for the pharmaceutical industry generally is expensive, if it is available at all. Adequate insurance coverage may not be available at an acceptable cost. A product liability claim could adversely affect our business, operating results and financial condition.

  Authorized Preferred Stock. Our Board of Directors is authorized, without further action required on the part of stockholders, to issue one or more classes of preferred stock and to designate the rights, preferences and privileges of such preferred stock including voting, dividend and liquidation rights which may be superior to those of the holders of Common Stock. The issuance of one or more classes of preferred stock could materially adversely affect the rights of holders of Common Stock.

  Indemnification and Limited Monetary Damages. Our Certificate of Incorporation provides that our directors shall not be liable for monetary damages to our stockholders except as required by law. In addition, our Bylaws provide indemnification of its officers and directors to the fullest extent permitted by Delaware law. To the extent that stockholders are unable to prevail in actions for monetary damages against our directors, such stockholders' rights in this regard are limited in comparison to rights of stockholders of a corporation that has not adopted such provisions. In addition, to the extent that the officers and directors may obtain indemnification from us, we, may incur substantial financial losses.

  Dividends Unlikely. We have never paid dividends on our shares of Common Stock. The payment of dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends in the future will be within the discretion of our Board of Directors. We intend to retain all earnings, if any, for use in our business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

  Concentration of Ownership. As of March 1, 1999, Richard B. Hollis, our President and Chief Executive Officer, owned approximately 29.3% of the outstanding shares of Common Stock (without giving effect to the exercise of any warrants or options). Accordingly, Mr. Hollis will control our business, policies and affairs, including the election of members of our Board of Directors. Assuming the exercise of our outstanding warrants and options, Mr. Hollis would own approximately 15.5% of the then outstanding shares of Common Stock.

  Classified Board of Directors; Possible Deterrent to Takeovers, Changes in Board and Other Changes in Control. Our Board of Directors is a "classified board," with approximately one-third of its directors coming up for election each year. This provision is applicable to every election of directors. As a result of having a classified board, two annual meetings will be necessary to change a majority of the directors. The existence of a classified board may, in certain circumstances, deter or delay mergers, tender offers, other possible takeover attempts or changes in management of the Board of Directors which may be favored by some or a majority of our stockholders.

  Possible Volatility in Stock Price. There is no assurance that a market for our common stock will continue to exist. The prices at which Common Stock trades will depend on many factors, including prevailing interest rates, markets for similar securities, industry conditions, and the performance of, and investor expectations for, our prospects.

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

  We upgraded our accounting software during 1998 with a version that is Year 2000 compliant. In addition, we have upgraded all of our computer operating systems. We believe that our computer systems and applications are Year 2000 compliant.

  We recently completed the process of reviewing our communications systems and other non-information technology systems to ascertain whether they are Year 2000 compliant. We expect to complete upgrading these systems by the second quarter of 1999.

  We do not expect that the costs associated with achieving Year 2000 compliance will have a material adverse effect on our future results of operations, liquidity or capital resources. We have spent less than three thousand dollars in connection with our Year 2000 compliance efforts to date. We believe that the costs to be incurred in upgrading our non-information technology systems will be immaterial.

  We have begun contacting our material suppliers and third party service providers to identify Year 2000 problems and provide solutions to prevent the disruption of business activities. At present, we have very little information regarding the extent of Year 2000 compliance by our suppliers and third party service providers. We expect to complete our review of the compliance efforts by these parties in during the second quarter of 1999.

  There can be no assurance, however, that the computer systems and applications of other companies on which our operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on us. Moreover, the following could have a material adverse effect on our business or financial condition: (i) failure of suppliers and third-party service providers equipment to operate or to operate accurately, (ii) failure of clinical trial site medical equipment to perform properly, (iii) failure of necessary materials or supplies to be available to us when needed, or (iv) failure of other equipment, software, or systems as a result of Year 2000 problems. At the completion of our review of our material suppliers and third-party service providers, we intend to assess worst case scenarios and to develop one or more contingency plans that may be necessary, such as securing alternative vendors.

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located at 9333 Genesee Avenue, Suites 110 and 200, San Diego, California 92121, where the Company leases approximately 17,000 square feet. The leases expires in August 2000 and August 2002, respectively. The Company believes that its facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

  The Company currently is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the Nasdaq National Market System under the symbol HEPH. Prior to September 1997, the Company's common stock was traded on the OTC Electronic Bulletin Board (the "OTC") under the symbol HEPH and prior to the merger under the symbols IACQ.

  The following table sets forth the quarterly high and low bid quotations and/or selling prices for the securities of the Company on the OTC Electronic Bulletin Board and Nasdaq Market since September 1997.

   COMMON STOCK                                                    HIGH    LOW
   ------------                                                   ------- ------
   1997
     First Quarter............................................... $12.000 $9.000
     Second Quarter..............................................  11.750  4.125
     Third Quarter...............................................   8.440  4.500
     Fourth Quarter..............................................   8.875  5.000

   1998
     First Quarter............................................... $19.750 $6.125
     Second Quarter..............................................  18.000 14.000
     Third Quarter...............................................  16.938  7.875
     Fourth Quarter..............................................  18.500 10.094

  On March 15, 1999, the closing price of the Company's common stock as reported by the Nasdaq National Market System was $21.00 per share. There were approximately 3,400 shareholders of record plus beneficial stockholders of the Company's common stock as of such date. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is incorporated by reference to page 13 of the Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The information required by this item is incorporated by reference to pages 10-13 of the Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated by reference to pages 15-24 of the Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

  The information required by this item with respect to directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) List of documents filed as part of this Annual Report to Stockholders on Form 10-K:

  1. Financial Statements: The financial statements of Hollis-Eden Pharmaceuticals are included in the Annual Report, Exhibit 13.1

  2. Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 1998, and have therefore been omitted.

  3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal
  1998.

                                  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                                          HOLLIS-EDEN PHARMACEUTICALS, INC.

                                          By:/s/ Richard B. Hollis
                                             ----------------------------------
                                             RICHARD B. HOLLIS,
                                             CHAIRMAN OF THE BOARD OF DIRECTORS,
                                             PRESIDENT AND CHIEF EXECUTIVE
                                              OFFICER

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RICHARD B. HOLLIS and ROBERT W. WEBER, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

/s/ Richard B. Hollis                Chairman of the Board of        March 29, 1999
____________________________________ Directors, President and
RICHARD B. HOLLIS                    Chief Executive Officer

/s/ Robert W. Weber                  Vice President - Controller     March 29, 1999
____________________________________ and Secretary (Principal
ROBERT W. WEBER                      Financial and Accounting
                                     Officer)

/s/ Paul Bagley                      Director                        March 5, 1999
____________________________________
PAUL BAGLEY

/s/ Leonard Makowka                  Director                        March 11, 1999
____________________________________
LEONARD MAKOWKA

/s/ Brendan R. McDonnell             Director                        March 5, 1999
____________________________________
BRENDAN R. MCDONNELL

/s/ Thomas C. Merigan, Jr. M.D.      Chairman of the Scientific      March 10, 1999
____________________________________ Advisory Board and Director
THOMAS C. MERIGAN, JR. M.D.

/s/ William H. Tilley                Director                        March 19, 1999
____________________________________
WILLIAM H. TILLEY

/s/ Salvatore J. Zizza               Director                        March 12, 1999
____________________________________
SALVATORE J. ZIZZA

                                                                      APPENDIX E

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------- -----------------------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant
         (incorporated by reference to Exhibit 4.1 to Registrant's Registration
         Statement on Form S-4 (No. 333-18725), as amended (the "Form S-4" )).

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

 10.9 Employment Agreement by and between Registrant and Robert W. Weber dated March 16, 1996.

 13.1 The excerpts from the Annual Report to the Stockholders for the fiscal year ended December 31, 1998.

 23.1    Consent of BDO Seidman, LLP.

 24.1    Power of Attorney. Reference is made to signature page.

 27      Financial Data Schedule (filed electronically only).