Form 10-Q
period 1999-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1999-05-14
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
                  Quarterly Report Under Section 13 or 15 (d)
       X          Of the Securities Exchange Act of 1934
     -----

                   For Quarterly Period Ended March 31, 1999

                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the period
     -----
                              from  ___ to ___ .

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

                           YES  X             NO

As of May 10, 1999 there were 11,058,344 shares of registrant's Common Stock, $.01 par value, outstanding.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   Form 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX



PART I              Financial Information                                                       Page
                                                                                                ----

Item  1     Financial Statements..................................................................3

            Balance Sheet - December 31, 1998 and March 31, 1999..................................3

            Statements Of Operations for the Three-Month Periods Ended March 31, 1998
            and 1999  and Period from August 15, 1994 to March 31, 1999........................... 4

            Statements Of Cash Flows for the Three-Month Periods Ended March 31, 1998 and 1999
            and Period from August 15, 1994 to March 31, 1999..................................... 5

            Notes To Financial Statements......................................................... 6

Item 2      Management's Discussion and Analysis of Results of Operations and Financial
            Condition............................................................................. 7

PART II            Other Information

Item 1      Legal Proceedings.....................................................................10

Item 2      Changes in Securities.................................................................10

Item 3      Defaults Upon Senior Securities.......................................................10

Item 4      Submission of Matters to a Vote of Security Holders...................................10

Item 5      Other Information.....................................................................10

Item 6      Exhibits and Reports on Form 8-K......................................................10

Part I.    Financial Information

Item I.    Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

                                                                                   Dec. 31,                    March 31,
                                                                                     1998                        1999
                                                                                     ----                        ----
ASSETS:
Current assets:
Cash and  cash equivalents............................................           $ 24,189,806                $ 52,870,267
Prepaid expenses......................................................                 26,250                     162,750
Deposits..............................................................                  9,163                      27,185
Other receivable from related party...................................                206,663                     245,414
                                                                                 ------------                ------------
   Total current assets...............................................             24,431,882                  53,305,616

Property and equipment, net of accumulated
 depreciation of $28,201 and $34,530..................................                 92,343                     120,340
                                                                                 ------------                ------------
  Total assets........................................................           $ 24,524,225                $ 53,425,956
                                                                                 ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses.................................           $    221,670                $    479,286
                                                                                 ------------                ------------
   Total liabilities..................................................                221,670                     479,286

Commitments and contingencies

Stockholders' equity:

Preferred stock, no par value, 10,000,000 shares
 authorized; no shares issued or outstanding                                                40                           -
Common stock, $.01 par value,
 30,000,000 shares authorized;8,592,202 and
 11,058,344 shares issued and outstanding.............................                 85,922                     110,583
Paid-in capital.......................................................             38,795,887                  74,550,684
Deferred compensation-stock options, net of
 accumulated amortization of $590,000 and $641,333....................             (1,258,000)                          -
Deficit accumulated during development stage..........................            (13,321,294)                (21,714,597)
                                                                                  ------------                ------------
 Total stockholders' equity...........................................             24,302,555                  52,946,670
                                                                                  ------------                ------------
 Total liabilities and stockholders' equity...........................           $ 24,524,225                $ 53,425,956
                                                                                  ============                ============

   The accompanying notes are an integral part of these financial statements.


Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Period from
                                                                                               Inception
                                                                                             (Aug.15,1994)
                                                                                                   to
                                                      3 months ended March 31,                  March 31,
                                                    1998                    1999                  1999
                                                    ----                    ----                  ----
Operating expenses:
 Research and development..............       $    556,047            $    758,979         $    8,838,835
 General and administrative............            712,395               8,131,824             14,538,173
                                              ------------            ------------         --------------
Total operating expenses...............          1,268,442               8,890,803             23,377,008

Other income (expense):
 Interest income.......................             85,135                 497,500              1,711,960
 Interest expense......................                  -                       -                (49,549)
                                              -------------           ------------------------------------
Total other income.....................             85,135                 497,500              1,662,411
                                              -------------           -------------------------------------
Net loss...............................       $ (1,183,307)           $ (8,393,303)        $ (21,714,597)
                                              =============          =====================================
Net loss per share.....................       $     (0.17)            $     (0.92)

Weighted average number of
 common shares outstanding.............          6,796,485               9,101,991




   The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Period from
                                                                                                  Inception
                                                                                               (Aug. 15, 1994)
                                                                                                     to
                                                       3 months ended March 31,                   March 31,
                                                     1998                  1999                     1999
                                                 -------------         -------------           ----------------
Cash flows from operating activities:
 Net loss.....................................   $ (1,183,307)         $ (8,393,303)            $ (21,714,597)

 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation..................................          4,873                 6,329                    34,530
  Common stock issued as consideration
  for amendments to license agreements..........              -                     -                    32,540
  Common stock issued as consideration
  for termination of a finance agreement........              -                     -                    33,962
  Common stock issued as consideration
  for license fees and services.................              -                     -                   595,000
  Expense related to warrants issued as
  consideration to consultants..................              -             2,140,000                 2,140,000
  Expense related to options issued as
  consideration to consultants..................        104,006                10,029                   432,070
  Expense related to warrants issued to a
  director for successful closure of merger.....              -                     -                   570,000
  Expense related to stock options
  issued........................................              -             4,900,000                 5,140,000
  Deferred compensation expense related
  to options issued.............................         77,000               126,333                   716,333

Changes in assets and liabilities:
  Prepaid expenses..............................        (48,850)             (136,500)                 (162,750)
  Deposits......................................              -               (18,022)                  (27,185)
  Receivable from related party.................              -               (38,751)                 (245,414)
  Accounts payable and accrued expenses.........        (14,607)              247,588                   479,286
  Disposal of Assets............................              -                 6,834                     6,834
  R & D fees payable to related party...........        (88,000)                    -                         -
                                                    ---------------     -----------------          ----------------
    Net cash used in operating activities.......     (1,148,885)           (1,149,463)              (11,969,391)

Cash flows provided by investing activities:
 Purchase of property and equipment.............         (4,924)              (41,160)                 (161,704)
                                                  ---------------     -----------------          ----------------
   Net cash used in investing activities........         (4,924)              (41,160)                 (161,704)

Cash flows from financing activities:
 Borrowings from related party.................               -                     -                   342,000
 Payments on note payable to related party.....               -                     -                  (342,000)
 Contributions from stockholder................               -                     -                   103,564
 Net proceeds from sale of preferred stock.....               -                     -                 4,000,000
 Net proceeds from sale of common stock........         102,475            24,772,506                42,171,834
 Proceeds from issuance of debt................               -                     -                   371,164
 Net proceeds from recapitalization............               -                     -                 6,270,782
 Net proceeds from warrants exercised..........               -             5,098,578                12,084,018
                                                  ---------------     -----------------          ----------------
  Net cash from financing activities............        102,475            29,871,084                65,001,362

Net increase in cash..........................       (1,051,334)           28,680,461                52,870,267
Cash at beginning of period...................        7,102,620            24,189,806                         -
                                                  ---------------     -----------------          ----------------
Cash at end of period.........................     $  6,051,286          $ 52,870,267             $  52,870,267
                                                  ===============     =================          ================

  The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   Basis of Presentation

     The information at March 31, 1999, and for the three-month periods ended March 31, 1998 and 1999, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the United States Securities and Exchange Commission on March 30, 1999.

2.   Acceleration of Options

     On March 1, 1999, the Company announced the resignation of its president. Concurrent therewith, the Company accelerated the vesting of 300,000 stock options previously granted to the president. This acceleration is considered to be a new grant of options and as such, the Company expensed a one time non-cash charge of $4.9 million during the first quarter of 1999.


3.   Issuance of Warrants

     During March 1999, the Company entered into a three-year agreement with a financial consulting organization affiliated with a director of the Company.
The Company agreed to issue as compensation for services, warrants to purchase 500,000 shares of Common Stock with an exercise price of $20.50 per share and an expiration date of March 2002. The warrants are not subject to any vesting provisions. The warrants were estimated to have a value of approximately $2.1 million, which was expensed as a non-cash charge during the first quarter of 1999.

4.   Preferred Stock converted to Common Stock

     During January 1999, the Company issued 346,217 shares of common stock in connection with the conversion of the Series A convertible preferred stock and additional shares relating to the adjustable common stock. The adjustable common stock was issued during the private placement of May 1998 and was subject to adjustment based on the future average stock price of the Company's Common Stock.

5.   Private Placements of Common Stock

     During January 1999, the company completed two private placements of an aggregate of 1,367,868 shares of Common Stock at prices ranging from $18.00 to $18.50 per share. In connection with the private placements, the Company issued warrants to purchase an aggregate of 90,000 shares of the Company's Common Stock, with an exercise price of $18.25 per share, as a finder's fee. The Company raised approximately $25.0 million.

6.   Termination of Additional Merger Share Rights

     During January 1999, the Company terminated the additional merger share rights as a result of the above mentioned private placement and the Company's average closing stock price. The additional merger share rights were granted to non-affiliated stockholders of Initial Acquisition Corp. at the time of the merger between Hollis-Eden and Initial Acquisition Corp.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the United States Securities and Exchange Commission on March 30, 1999.

General

     Hollis-Eden is a pharmaceutical company in the development stage. We intend to discover, develop and commercialize products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. We have three technology platforms, the first based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on the inhibiting of protein RNA and DNA synthesis. We believe that certain of our drug candidates may provide the first long-term treatment of HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. Hollis-Eden has not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of March 31, 1999, had an accumulated deficit of $21.7 million.

     When and if any of Hollis-Eden's drug candidates have been approved for commercial sale, we plan to market them in the United States. For international markets, we intend to develop strategic alliances with major pharmaceutical companies that have foreign regulatory expertise and established distribution channels, and will also consider corporate strategic partnerships and co-marketing agreements. No assurances can be given that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

     Hollis-Eden has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years as it increases expenditures on research and development and begins to allocate significant and increasing resources to its clinical testing and other activities. In addition, during the next few years, we will have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of the iour future operating results or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidate to market.

Results of Operations

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through March 31, 1999. We have devoted substantially all of our resources to the payment of licensing fees and research and development fees plus expenses related to the startup of our business. From the founding until March 31, 1999, we have incurred expenses of approximately $8.8 million in research and development fees, $14.5 million in general and administrative expenses, and $1.6 million in net interest income resulting in a loss of $21.7 million for the period.

     Research and Development expenses totaled $759,000 for the three months ended March 31, 1999, compared to $556,000 million for the comparable period in 1998. The research and development expenses relate primarily to the ongoing development and preclinical costs of the Company's first drug candidate, HE2000. The increase in research and development expenses in 1999 as compared to 1998 were due to increased staffing and preclinical expenses.

     General and administrative expenses totaled $8.1 million for the three month's ended March 31, 1999, compared to $712,000 for the comparable period in 1998. The 1999 general and administrative expenses included (i) $7.0 million for non-cash charges for the acceleration of vesting of stock options for the Company's former president and the issuance of warrants for services (see notes 2 and 3 above), (ii) increased staffing, (iii) increased expenses for salaries, benefits, and travel, and (iv) non-cash charges for options issued to consultants and directors.

     Net interest income increased to $497,000 from $85,000 in the first three months of 1999 compared to 1998 due to higher balances of cash and cash equivalents as a result of the private placements of May, 1998 and January, 1999.

Liquidity and Capital Resources

     Hollis-Eden has financed its operations since inception through the sale of shares of stock and with loans from the founder, Richard B. Hollis, which were repaid in January 1996.

     During the year ended December 31, 1995, Hollis-Eden received cash proceeds of $250,000 from the sale of its securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross
proceeds of $1.3 million.   In March 1997, the Merger of IAC and Hollis-Eden
provided us with $6.5 million in cash and other receivables. During May 1998, we closed a private placement of shares of Common and Preferred Stock with gross proceeds totaling $20.6 million. During January 1999, we closed two private placements of shares of Common Stock with aggregate gross proceeds of approximately $25.0 million. In addition, during the past two years, we have received $12.1 million from the exercise of warrants.

     Under the license agreements with Patrick T. Prendergast, Colthurst and Edenland, Hollis-Eden is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. As of March 31, 1999, the we are current on all license fee obligations under these agreements.

     Under its Research and Development Agreement with Edenland and Patrick T. Prendergast, Hollis-Eden committed to pay $3.0 million for the development costs related to REVERSIONEX. These development costs were accrued as an expense during 1997 and paid in full by April 1998.

     Hollis-Eden's operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements through the end of 2001. There can be no assurance, however, that changes in our research and development plans or other events affecting our operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that we will be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. In any event, we will continue to incur increasing negative cash flows and net losses for the foreseeable future.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     We upgraded our accounting software during 1998 with a version that is Year 2000 compliant. In addition, we have upgraded all of our computer operating systems. We recently completed the upgrading our communications systems and other non-information technology systems. We believe that our computer systems, applications and communications systems are Year 2000 compliant.

     We do not expect that the costs associated with achieving Year 2000 compliance will have a material adverse effect on its future results of operations, liquidity or capital resources. We have spent less than five thousand dollars in connection with our Year 2000 compliance efforts to date.

     We have been contacting our material suppliers and third party service providers to identify their Year 2000 problems and provide solutions to prevent the disruption of our business activities. We expect to complete our review of the compliance efforts by these parties during the second quarter of 1999.

     We cannot guarantee that the computer systems and applications of other companies on which we rely upon will be timely converted. Any such failure by these other companies to become Year 2000 compliant could materially adversely affect us. Moreover, the following could have a material adverse effect on our business or financial condition:

        . failure of suppliers and third-party service providers equipment to operate or to operate accurately;

        .  failure of clinical trial site medical equipment to perform properly;

        . failure of necessary materials or supplies to be available to us when needed, or

        . failure of other equipment, software, or systems as a result of Year 2000 problems.

     We intend to assess worst case scenarios and to develop one or more contingency plans that may be necessary, such as securing alternative vendors, at the completion of our review of our materials suppliers and third-party service providers.

PART II  Other Information

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities

     During January 1999, the Company closed a two private financings totaling $25.0 million in gross proceeds. The Company issued 1,367,868 shares of Common Stock to certain accredited investors. In connection with the private placements, the Company paid $210,000 and issued warrants to purchase 90,000 shares of the Company's Common Stock, as a finder's fee. The Company intends to use the proceeds to fund operations.

     During March 1999, the Company entered into a three-year agreement with a financial consulting organization affiliated with a director of the Company.
The Company agreed to issue as compensation for services, warrants to purchase 500,000 shares of Common Stock with an exercise price of $20.50 per share and an expiration date of March 2002. The warrants are not subject to any vesting provisions.

     The sales and issuances of securities in the transactions described in the foregoing paragraphs were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Securities Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           Exhibits:
            4.1    Form of Stock Purchase Agreement

            10.10 Separation and mutual release agreement by and between Registrant and Terren S. Peizer effective as of February 25, 1999, without exhibits

            27     Financial Data Schedule (filed electronically only)

     The Company filed the following report on Form 8-K during the quarter:

     On February 2, 1999, a report on Form 8-K dated January 26, 1999 was filed with the SEC announcing the completion of a private placement of Common Stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated:  May 10, 1999                     By:  /s/  Robert W. Weber
                                            ------------------------------
                                              Robert W. Weber
                                              Vice President-Controller
                                              (Principal Financial and
                                              Accounting Officer)

INDEX TO EXHIBITS

4.1    Form of  Stock Purchase Agreement

10.10 Separation and mutual release agreement by and between Registrant and Terren S. Peizer effective as of February 25, 1999, without exhibits

27     Financial Data Schedule (Filed Electronically Only)