Form 10-Q
period 1999-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1999-08-06
CIK 899394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
                  Quarterly Report Under Section 13 or 15 (d)
  X
------
                    Of the Securities Exchange Act of 1934

                   For Quarterly Period Ended June 30, 1999

               Transition Report Pursuant to Section 13 or 15(d)
______        of the Securities Exchange Act 1934 for the period
                               from ___ to ___.

                       HOLLIS-EDEN PHARMACEUTICALS, INC
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
                (State or other jurisdiction of incorporation)

     000-24672                                13-3697002
(Commission File No.)              (I.R.S. Employer Identification No.)

                         9333 Genesee Ave., Suite 200
                         SAN DIEGO, CALIFORNIA 92121
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (858) 587-9333


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X     NO

As of July 30, 1999 there were 11,058,344 shares of registrant's Common Stock, $.01 par value, outstanding.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   Form 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

 PART I        Financial Information                                                         Page
                                                                                             ----
Item  1   Financial Statements..........................................................       3

          Balance Sheet - December 31, 1998 and June 30, 1999...........................       3

          Statements Of Operations for the Three-Month and Six-Month Periods Ended
          June 30, 1998 and 1999 and Period from August 15, 1994 to June 30, 1999.......       4

          Statements Of Cash Flows for the Six-Month Periods Ended June 30, 1998
          and 1999 and Period from August 15, 1994 to June 30, 1999.....................       5

          Notes To Financial Statements.................................................       6

Item 2    Management's Discussion and Analysis of Results of Operations and
          Financial Condition...........................................................       7

PART II       Other Information

Item 1    Legal Proceedings.............................................................      10

Item 2    Changes in Securities.........................................................      10

Item 3    Defaults Upon Senior Securities...............................................      10

Item 4    Submission of Matters to a Vote of Security Holders...........................      10

Item 5    Other Information.............................................................      10

Item 6    Exhibits and Reports on Form 8-K..............................................      10

Part I.    Financial Information


Item I.    Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

                                                                                 Dec. 31,            June 30,
                                                                                   1998                1999
                                                                                   ----                ----
ASSETS:
Current assets:
 Cash and  cash equivalents........................................           $  24,189,806      $  50,591,936
 Prepaid expenses..................................................                  26,250            122,062
 Deposits..........................................................                   9,163             27,185
 Other receivable from related party...............................                 206,663            248,165
                                                                              -------------      -------------
   Total current assets............................................              24,431,882         50,989,348

 Property and equipment, net of accumulated
   depreciation of $28,201 and $51,567.............................                  92,343            331,294
                                                                              -------------      -------------
   Total assets....................................................           $  24,524,225      $  51,320,642
                                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
 Accounts payable and accrued expenses.............................           $     221,670      $     502,913
                                                                              -------------      -------------
   Total liabilities...............................................                 221,670            502,913

 Commitments and contingencies

 Stockholders' equity:

   Preferred stock, no par value, 10,000,000 shares
    authorized; 4,000 and 0 shares outstanding                                           40                  -
   Common stock, $.01 par value,
    30,000,000 shares authorized;8,592,202 and
    11,058,344 shares issued and outstanding.......................                  85,922            110,583
   Paid-in capital.................................................              38,795,887         74,698,780
   Deferred compensation-stock options, net of
    accumulated amortization of $590,000 and $641,333..............              (1,258,000)                 -
   Deficit accumulated during development stage....................             (13,321,294)       (23,991,634)
                                                                              -------------      -------------
    Total stockholders' equity.....................................              24,302,555         50,817,729
                                                                              -------------      -------------

    Total liabilities and stockholders' equity.....................            $ 24,524,225      $  51,320,642
                                                                              =============      =============

   The accompaning notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Period from
                                                                                                              Inception
                                                                                                            (Aug.15,1994)
                                                                                                                  to
                                                 3 months ended June 30,        6 months ended June 30,        June 30,
                                                   1998           1999           1998            1999            1999
                                                   ----           ----           ----            ----            ----
Operating expenses:
 Research and development..............         $   628,486    $ 1,601,292    $ 1,184,533    $  2,360,272    $ 10,440,128
 General and administrative............             762,690      1,274,435      1,475,085       9,406,258      15,812,607
                                                -----------    --------------------------    ----------------------------

Total operating expenses...............           1,391,176      2,875,727      2,659,618      11,766,530      26,252,735

Other income (expense):
 Interest income.......................             209,676        598,690        294,811       1,096,190       2,310,650
 Interest expense......................              (1,726)             -         (1,726)              -         (49,549)
                                                -----------    --------------------------    ----------------------------
Total other income.....................             207,950        598,690        293,085       1,096,190       2,261,101
                                                -----------    --------------------------    ----------------------------

Net loss...............................         $(1,183,226)   $(2,277,037)   $(2,366,533)   $(10,670,340)   $(23,991,634)
                                                ===========    ==========================    ============================

Net loss per share.....................         $     (0.15)   $     (0.21)   $     (0.33)   $      (1.00)

Weighted average number of
 common shares outstanding.............           7,716,671     11,058,344      7,256,578      10,661,021

  The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                        Period from
                                                                                                         Inception
                                                                                                      (Aug. 15, 1994)
                                                                                                              to
                                                                   6 months ended June 30,                  June 30,
                                                               1998                       1999                1999
                                                         -------------             -------------      ---------------
Cash flows from operating activities:
  Net loss.....................................          $ (2,366,533)             $(10,670,340)       $(23,991,634)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation.............................                 9,760                    23,366              51,567
      Common stock issued as consideration
       for amendments to license agreements....                     -                         -              32,540
      Common stock issued as consideration
       for termination of a finance agreement..                     -                         -              33,962
      Common stock issued as consideration
       for license fees and services...........               564,000                         -             595,000
      Expense related to warrants issued as
       consideration to consultants............                     -                 2,140,000           2,140,000
      Expense related to options issued as
       consideration to consultants............               208,012                    10,029             432,070
      Expense related to warrants issued to a
       director for successful closure of
        merger.................................                     -                         -             570,000
      Expense related to stock options
       issued..................................                     -                 4,900,000           5,140,000
      Deferred compensation expense related
       to options issued.......................               154,000                   274,430             864,430

Changes in assets and liabilities:
  Prepaid expenses.............................              (119,350)                  (95,813)           (122,063)
  Deposits.....................................                     -                   (18,022)            (27,185)
  Other receivable - tax refund................               105,436                         -                   -
  Receivable from related party................              (212,688)                  (41,502)           (248,165)
  Accounts payable and accrued expenses........               (48,343)                  271,215             502,913
  Disposal of assets...........................                     -                     6,834               6,834
  R & D fees payable to related party..........              (338,000)                        -                   -
                                                         ------------              ------------        -------------
      Net cash used in operating activities....            (2,043,706)               (3,199,803)        (14,019,731)

Cash flows provided by investing activities:
  Purchase of property and equipment...........                (9,143)                 (269,152)           (389,696)
                                                         ------------              ------------        ------------
      Net cash used in investing activities....                (9,143)                 (269,152)           (389,696)

Cash flows from financing activities:
  Borrowings from related party................                     -                         -             342,000
  Payments on note payable to related party....                     -                         -            (342,000)
  Contributions from stockholder...............                     -                         -             103,564
  Net proceeds from sale of preferred stock....             4,000,000                         -           4,000,000
  Net proceeds from sale of common stock.......            15,889,829                24,772,506          42,171,834
  Proceeds from issuance of debt...............                     -                         -             371,164
  Net proceeds from recapitalization...........                     -                         -           6,270,782
  Net proceeds from warrants exercised.........               555,641                 5,098,578          12,084,018
                                                         ------------              ------------        ------------
      Net cash from financing activities.......            20,445,470                29,871,084          65,001,362

Net increase in cash...........................            18,392,621                26,402,129          50,591,935
Cash at beginning of period....................             7,102,620                24,189,806                   -
                                                         ------------              ------------        -------------
Cash at end of period..........................          $ 25,495,241              $ 50,591,935        $ 50,591,935
                                                         ------------              ------------        -------------


  The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   Basis of Presentation

     The information at June 30, 1999, and for the three- and six-month periods ended June 30, 1998 and 1999, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the United States Securities and Exchange Commission on March 30, 1999.

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

General

     Hollis-Eden is a pharmaceutical company in the development stage. We intend to discover, develop and commercialize products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. We have three technology platforms, the first based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on the inhibiting of protein RNA and DNA synthesis. We believe that certain of our drug candidates may provide the first long-term treatment of HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. Hollis-Eden has not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of June 30, 1999, had an accumulated deficit of $24.0 million.

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

     Hollis-Eden has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years as it increases expenditures on research and development and allocates significant and increasing resources to its clinical testing and other activities. In addition, during the next few years, we will have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of our future operating results or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidate to market.

Results of Operations

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through June 30, 1999. We have devoted substantially all of our resources to the payment of licensing fees and research and development fees plus expenses related to the startup of our business. From the founding until June 30, 1999, we have incurred expenses of approximately $10.4 million in research and development fees,

$15.8 million in general and administrative expenses, and $2.2 million in net interest income resulting in a loss of $24.0 million for the period.

     Research and Development expenses increased to $1.6 million from $628,000 and increased to $2.4 million from $1.2 million for the three- and six-month periods ended June 30, 1999, respectively, as compared to the same periods for the previous year. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for the Company's first drug candidate, HE2000. The increase in research and development expenses in 1999 as compared to 1998 was due to increased staffing, preclinical work, and the initiation of clinical trials.

     General and administrative expenses increased to $1.3 million from $763,000 and increased to $9.4 million from $1.5 million for the three- and six- month periods ended June 30, 1999. The 1999 general and administrative expenses included (i) $7.0 million during the first quarter for non-cash charges, due to the acceleration of vesting of stock options for the Company's former president and the issuance of warrants for services (see notes 2 and 3 above), (ii) increased staffing, and (iii) increased operating expenses for salaries, benefits, recruiting, legal, and travel.

     Net interest income increased to $599,000 from $210,000 and increased to $1.1 million from $294,000 in the three- and six-month periods ended June 30, 1999 compared to 1998. The interest income increases are due to higher balances of cash and cash equivalents as a result of the private placements of May, 1998 and January, 1999.

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

     Under the license agreements with Patrick T. Prendergast, Colthurst and Edenland, Hollis-Eden is obligated to pay certain minimum license fees to maintain its rights to its drug candidates. As of June 30, 1999, we are current on all license fee obligations under these agreements.

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

     We upgraded our accounting software during 1998 with a version that is Year 2000 compliant. In addition, we have upgraded all of our computer operating systems. We recently completed the upgrading of our communications systems and other non-information technology systems. We believe that our computer systems, applications and communications systems are Year 2000 compliant.

     We do not expect that the costs associated with achieving Year 2000 compliance will have a material adverse effect on its future results of operations, liquidity or capital resources. We have spent less than five thousand dollars in connection with our Year 2000 compliance efforts to date.

     We have been contacting our material suppliers and third party service providers to identify their Year 2000 problems and provide solutions to prevent the disruption of our business activities. We have completed our review of the compliance efforts with the majority of these parties.

     We cannot guarantee that the computer systems and applications of other companies on which we rely upon will be timely converted. Any such failure by these other companies to become Year 2000 compliant could materially adversely affect us. Moreover, the following could have a material adverse effect on our business or financial condition:

          [_] failure of suppliers and third-party service providers equipment to operate or to operate accurately;

          [_] failure of clinical trial site medical equipment to perform properly;

          [_] failure of necessary materials or supplies to be available to us when needed, or

          [_] failure of other equipment, software, or systems as a result of Year 2000 problems.

     During the balance of this year, we intend to complete our review of the remaining third party service providers, to assess worst case scenarios and to develop one or more contingency plans that may be necessary, such as securing alternative vendors.

PART II   Other Information

Item 1.   Legal Proceedings
           None

Item 2.   Changes in Securities
           None

Item 3.   Defaults Upon Senior Securities
           None

Item 4.   Submission of Matters to a Vote of Securities Holders

     The Annual Meeting of Stockholders of Hollis-Eden Pharmaceuticals was held on May 17, 1999. At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

     (1) To elect two Class II directors to hold office until the 2002 Annual Meeting of Stockholders. Elected to serve as Class II directors were Brendan R. McDonnell and Thomas Charles Merigan, Jr., M.D. For each elected director the results of voting were: 8,817,560 for, 368,087 withheld, and 0 abstained. The continuing directors are Richard B. Hollis, J. Paul Bagley, Leonard Makowka, William H. Tilley, and Salvatore J. Zizza.

     (2) To approve the Company's 1997 Incentive Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares to a total of 2,250,000 shares. The 1997 Incentive Stock Option Plan, as amended, was approved with the following votes: 5,036,005 for, 516,346 against, and 19,222 abstained.

     (3) To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 1999. The selection of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 1999 was approved with the following votes: 9,165,352 for, 14,650 against, and 5,645 abstained.

Item 5.   Other Information
           None

Item 6.   Exhibits and Reports on Form 8-K

           Exhibits:

            27  Financial Data Schedule (filed electronically only)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated: August 5, 1999         By:  /s/  Robert W. Weber
                                 ------------------------------
                                   Robert W. Weber
                                   Vice President-Controller
                                   (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS


27   Financial Data Schedule (Filed Electronically Only)