Form 10-Q
period 1999-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 1999-10-29
CIK 899394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
                   Quarterly Report Under Section 13 or 15 (d)
  X                 Of the Securities Exchange Act of 1934
-----


                 For Quarterly Period Ended September 30, 1999

               Transition Report Pursuant to Section 13 or 15(d)
_____                   of the Securities Exchange Act
                              1934 for the period
                               from ___ to ___.

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

                                 YES  X    NO

As of October 28, 1999 there were 11,060,344 shares of registrant's Common Stock, $.01 par value, outstanding.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   Form 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

PART I    Financial Information                                                                       Page
                                                                                                      ----
Item  1   Financial Statements....................................................................       3
          Balance Sheet - December 31, 1998 and September 30, 1999................................       3

          Statements of Operations for the Three-Month and Nine-Month Periods
          Ended September 30, 1998 and 1999 and Period from August 15, 1994 to
          September 30, 1999......................................................................       4

          Statements of Cash Flows for the Nine-Month Periods Ended September 30,
          1998 and 1999 and Period from August 15, 1994 to September 30, 1999.....................       5

          Notes to Financial Statements...........................................................       6

Item 2    Management's Discussion and Analysis of Results of Operations and Financial
          Condition...............................................................................       7

PART II   Other Information

Item 1    Legal Proceedings.......................................................................      10

Item 2    Changes in Securities...................................................................      10

Item 3    Defaults Upon Senior Securities.........................................................      10

Item 4    Submission of Matters to a Vote of Security Holders.....................................      10

Item 5    Other Information.......................................................................      10

Item 6    Exhibits and Reports on Form 8-K........................................................      10

Part I.   Financial Information

Item I.   Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

                                                                            Dec. 31,           Sept. 30,
                                                                             1998                1999
                                                                             ----                ----
ASSETS:
 Current assets:
 Cash and  cash equivalents.......................................      $   24,189,806        $  49,086,325
 Prepaid expenses.................................................              26,250               81,375
 Deposits.........................................................               9,163               27,185
 Other receivable from related party..............................             206,663              250,916
                                                                        --------------        -------------
    Total current assets..........................................          24,431,882           49,445,801

 Property and equipment, net of accumulated
   depreciation of $28,201 and $72,659............................              92,343              379,344
                                                                        --------------        -------------
      Total assets................................................      $   24,524,225        $  49,825,145
                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
 Accounts payable and accrued expenses............................      $      221,670        $     577,890
                                                                        --------------        -------------
      Total liabilities...........................................             221,670              577,890

 Commitments and contingencies

 Stockholders' equity:

   Preferred stock, no par value, 10,000,000 shares
     authorized; 4,000 and 0 shares outstanding...................                  40                    -
   Common stock, $.01 par value,
     30,000,000 shares authorized; 8,592,202 and
     11,060,344 shares issued and outstanding.....................              85,922              110,603
   Paid-in capital................................................          38,795,887           74,882,753
   Deferred compensation-stock options, net of
     accumulated amortization of $590,000 and $641,333............          (1,258,000)                   -
   Deficit accumulated during development stage...................         (13,321,294)         (25,746,101)
                                                                        --------------        -------------
     Total stockholders' equity...................................          24,302,555           49,247,255
                                                                        --------------        -------------

     Total liabilities and stockholders' equity...................      $   24,524,225        $  49,825,145
                                                                        ==============        =============

  The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                  Period from
                                                                                                                   Inception
                                                                                                                (Aug. 15, 1994)
                                                                                                                       to
                                               3 months ended Sept. 30,        9 months ended Sept. 30,             Sept. 30,
                                                1998             1999           1998              1999                1999
                                                ----             ----           ----              ----                ----
Operating expenses:
 Research and development..............    $   737,543      $ 1,405,710      $ 1,922,076      $   3,765,982      $  11,845,838
 General and administrative............        741,855          956,738        2,216,940         10,362,996         16,769,346
                                           -----------      -----------      -----------      -------------      -------------

Total operating expenses...............      1,479,398        2,362,448        4,139,016         14,128,978         28,615,184

Other income (expense):
 Interest income.......................        327,389          607,982          622,200          1,704,171          2,918,632
 Interest expense......................              -                -           (1,726)                 -            (49,549)
                                           -----------      -----------      -----------      -------------      -------------
Total other income.....................        327,389          607,982          620,474          1,704,171          2,869,083
                                           -----------      -----------      -----------      -------------      -------------

Net loss...............................    $(1,152,009)     $(1,754,466)     $(3,518,542)     $ (12,424,807)     $ (25,746,101)
                                           ===========      ===========      ===========      =============      =============

Net loss per share.....................    $     (0.14)     $     (0.16)     $     (0.46)     $       (1.15)

Weighted average number of
 common shares outstanding.............      8,358,625       11,058,877        7,623,927         10,793,643

  The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                      Period from
                                                                                                       Inception
                                                                                                    (Aug. 15, 1994)
                                                                                                          to
                                                                  9 months ended   September 30,       Sept. 30,
                                                                     1998             1999               1999
                                                                 ---------------  --------------     --------------
Cash flows from operating activities:
  Net loss....................................................   $ (3,518,542)    $ (12,424,808)    $  (25,746,101)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation............................................         15,472            44,458             72,659
      Common stock issued as consideration
       for amendments to license agreements...................              -                 -             32,540
      Common stock issued as consideration
       for termination of a finance agreement.................              -                 -             33,962
      Common stock issued as consideration
       for license fees and services..........................        595,000                 -            595,000
      Expense related to warrants issued as
       consideration to consultants...........................              -         2,140,000          2,140,000
      Expense related to options issued as
       consideration to consultants...........................        312,018            10,029            432,070
      Expense related to warrants issued to a
       director for successful closure of merger..............              -                 -            570,000
      Expense related to stock options issued.................              -         4,900,000          5,140,000
      Deferred compensation expense related
       to options issued......................................        231,000           439,424          1,029,424

Changes in assets and liabilities:
  Prepaid expenses............................................        (67,850)          (55,125)           (81,375)
  Deposits....................................................              -           (18,022)           (27,185)
  Other receivable - tax refund...............................        105,436                 -                  -
  Receivable from related party...............................       (215,439)          (44,253)          (250,916)
  Accounts payable and accrued expenses.......................         87,097           346,192            577,889
  Disposal of assets..........................................              -             6,834              6,834
  R & D fees payable to related party.........................       (338,000)                -                  -
                                                                  -----------     -------------     --------------
      Net cash used in operating activities...................     (2,793,808)       (4,655,271)       (15,475,199)

Cash flows provided by investing activities:
  Purchase of property and equipment..........................        (23,965)         (338,294)          (458,838)
                                                                  -----------     -------------     --------------
      Net cash used in investing activities...................        (23,965)         (338,294)          (458,838)

Cash flows from financing activities:
  Borrowings from related party...............................              -                 -            342,000
  Payments on note payable to related party...................              -                 -           (342,000)
  Contributions from stockholder .............................              -                 -            103,564
  Net proceeds from sale of preferred stock...................      4,000,000                 -          4,000,000
  Net proceeds from sale of common stock......................     15,889,829        24,772,506         42,171,834
  Proceeds from issuance of debt..............................              -                 -            371,164
  Net proceeds from recapitalization..........................              -                 -          6,270,782
  Net proceeds from warrants exercised........................        663,821         5,117,578         12,103,018
                                                                 ------------     -------------     --------------
      Net cash from financing activities......................     20,553,650        29,890,084         65,020,362

Net increase in cash..........................................     17,735,877        24,896,519         49,086,325
Cash at beginning of period...................................      7,102,620        24,189,806                  -
                                                                 ------------     -------------     --------------
Cash at end of period.........................................   $ 24,838,497     $  49,086,325     $   49,086,325
                                                                 ============     =============     ==============

  The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   Basis of Presentation

     The information at September 30, 1999, and for the three- and nine-month periods ended September 30, 1998 and 1999, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the United States Securities and Exchange Commission on March 30, 1999.

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

5.   Private Placements of Common Stock

     During January 1999, the company completed two private placements of an aggregate of 1,367,868 shares of Common Stock at prices ranging from $18.00 to $18.50 per share. In connection with the private placements, the Company issued warrants to purchase an aggregate of 90,000 shares of the Company's Common Stock, with an exercise price of $18.25 per share, as a finder's fee. The Company raised net proceeds of approximately $24.8 million in these private placements.

6.   Termination of Additional Merger Share Rights

     During January 1999, the Company terminated the additional merger share rights as a result of the above mentioned private placements and the Company's average closing stock price. The additional merger share rights were granted to non-affiliated stockholders of Initial Acquisition Corp. at the time of the merger between Hollis-Eden and Initial Acquisition Corp.

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

General

     Hollis-Eden is a pharmaceutical company in the development stage. We intend to discover, develop and commercialize products for the treatment of a number of targeted disease states caused by viral, bacterial, parasitic or fungal infections, including HIV/AIDS, hepatitis B and C, and malaria. We have three technology platforms, the first based on cellular energy regulation, the second on a unique immune system modulation technology, and the third on the inhibiting of protein RNA and DNA synthesis. We believe that certain of our drug candidates may provide the first long-term treatment of HIV without the development of viral strain resistance to the drugs' effectiveness, significant toxicity or severe side effects. This is a new technology, therefore no assurances can be given in relation to it's success. Additionally, the biotech industry has historically proven to be a high-risk industry. Hollis-Eden has not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of September 30, 1999, had an accumulated deficit of $25.7 million.

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

     Hollis-Eden has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next several years as it increases expenditures on research and development and allocates significant and increasing resources to its clinical testing and other activities. In addition, during the next few years, we will have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of our future operating results or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidate to market.

Results of Operations

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through September 30, 1999. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses plus expenses related to the startup of our business. From the founding until September 30, 1999, we have incurred expenses of approximately $11.8 million in research and development, $16.8 million in general and administrative expenses, which has been partially offset by $2.9 million in net interest income resulting in a loss of $25.7 million for the period.

     Research and development expenses increased to $1.4 million from $738,000 and increased to $3.8 million from $1.9 million for the three- and nine-month periods ended September 30, 1999, respectively, as compared to the same periods for the previous year. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for the Company's first drug candidate, HE2000. The increase in research and development expenses in 1999 as compared to 1998 was due to increased staffing, preclinical activity, and the initiation of clinical trials.

     General and administrative expenses increased to $957,000 from $742,000 and increased to $10.4 million from $2.2 million for the three- and nine- month periods ended September 30, 1999 compared to 1998. The 1999 general and administrative expenses included (i) $7.0 million during the first quarter for non-cash charges, due to the acceleration of vesting of stock options for the Company's former president and the issuance of warrants for services (see notes 2 and 3 above), (ii) increased staffing, and (iii) increased operating expenses for salaries, benefits, recruiting, legal, and travel.

     Net interest income increased to $608,000 from $327,000 and increased to $1.7 million from $622,000 in the three- and nine-month periods ended September 30, 1999 compared to similar periods in 1998. The interest income increases are primarily due to higher balances of cash and cash equivalents as a result of the private placements of May 1998 and January 1999.

Liquidity and Capital Resources

     Hollis-Eden has financed its operations since inception through the sale of shares of stock and with loans from the founder, Richard B. Hollis, which were repaid in January 1996.

     During the year ended December 31, 1995, Hollis-Eden received cash proceeds of $250,000 from the sale of its securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden provided us with $6.5 million in cash and other receivables. During May 1998, we closed a private placement of shares of Common and Preferred Stock with gross proceeds totaling $20.6 million. During January 1999, we closed two private placements of shares of Common Stock with aggregate gross proceeds of approximately $24.8 million. In addition, during the past two years, we have received $12.1 million from the exercise of warrants.

     Under license agreements with Patrick T. Prendergast, Colthurst and Edenland, Hollis-Eden is obligated to pay certain minimum license fees to maintain its rights to certain of its drug candidates. As of September 30, 1999, we are current on all license fee obligations under these agreements.

     Under its Research and Development Agreement with Edenland and Patrick T. Prendergast, Hollis-Eden committed to pay $3.0 million for the development costs related to a second platform drug candidate. These development costs were accrued as an expense during 1997 and paid in full by April 1998.

     Hollis-Eden's operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least into 2001. There can be no assurance, however, that changes in our research and development plans or other events affecting our operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that we will be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. In any event, we expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than three months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     We upgraded our accounting software during 1998 with a version that we believe is Year 2000 compliant. In addition, we have upgraded all of our computer operating systems. We recently completed the upgrading of our communications systems and other non-information technology systems. We therefore believe that our computer systems, applications and communications systems are Year 2000 compliant.

    We do not expect that the costs associated with achieving Year 2000 compliance will have a material adverse effect on our future results of operations, liquidity or capital resources. We have spent less than five thousand dollars in connection with our Year 2000 compliance efforts to date.

     We have contacted our material suppliers and third party service providers to identify their Year 2000 problems and determine solutions to prevent the disruption of our business activities. We have completed our review of the compliance efforts with the majority of these parties.

     We believe that our greatest risk stems from the potential non-compliance of our suppliers. We cannot guarantee that the computer systems and applications of other companies on which we rely upon will be timely converted. Any such failure by these other companies to become Year 2000 compliant could materially adversely affect us. Moreover, the following could have a material adverse effect on our business or financial condition:

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

     During the balance of this year, we intend to complete the assessment of the worst case scenarios and to develop one or more contingency plans that may be necessary, such as securing alternative vendors.

PART II   Other Information

Item 1.   Legal Proceedings
           None

Item 2.   Changes in Securities
           None

Item 3.   Defaults Upon Senior Securities
           None

Item 4.   Submission of Matters to a Vote of Securities Holders
           None

Item 5.   Other Information
           None

Item 6.   Exhibits and Reports on Form 8-K

           Exhibits:

            10.10 Employment Agreement by and between Registrant and Daniel
                  Burgess dated July 9, 1999.

            10.11 Employment Agreement by and between Registrant and Eric
                  Loumeau dated September 15, 1999.

            27    Financial Data Schedule (filed electronically only)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: October 29, 1999       By:  /s/  Daniel D. Burgess
                                 -------------------------------
                                   Daniel D. Burgess
                                   Chief Operating Officer/
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                              By:  /s/  Robert W. Weber
                                 --------------------------------
                                   Robert W. Weber
                                   Vice President-Controller
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)


INDEX TO EXHIBITS

10.10 Employment Agreement by and between Registrant and Daniel Burgess dated July 9, 1999.

10.11 Employment Agreement by and between Registrant and Eric Loumeau dated September 15, 1999.

27    Financial Data Schedule (Filed Electronically Only)