Form 10-K405
period 1999-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2000-03-20
CIK 899394

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 33-60134

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3697002
                  --------                                      ----------
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
       9333 GENESEE AVENUE, SUITE 200
                SAN DIEGO, CA                                      92121
                -------------                                      -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 587-9333

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

                                YES [X]  NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 14, 2000 totaled approximately $132,546,608 based on the closing stock price as reported by the Nasdaq National Market.

   As of March 14, 2000, there were 11,201,786 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference into Part II of this report. Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to regulation 14A in connection with the 2000 Annual Meeting of Stockholders to be held on June 23, 2000, is incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I
 Item 1   Business......................................................     3
 Item 2   Properties....................................................    18
 Item 3   Legal Proceedings.............................................    18
 Item 4   Submission Of Matters To A Vote Of Security Holders...........    18
 PART II
          Market For Registrant's Common Stock And Related Stockholder
 Item 5   Matters.......................................................    18
 Item 6   Selected Financial Data.......................................    19
 Item 7   Management's Discussion And Analysis Of Results Of Operations
           And Financial Condition......................................    19
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk....    22
 Item 8   Financial Statements And Supplementary Data...................    22
 Item 9   Changes In And Disagreements With Accountants On Accounting
          And Financial Disclosures.....................................    22
 PART III
 Item 10  Directors And Executive Officers Of The Registrant............    23
 Item 11  Executive Compensation........................................    23
          Security Ownership Of Certain Beneficial Owners And
 Item 12  Management....................................................    23
 Item 13  Certain Relationships And Related Transactions................    23
 PART IV
          Exhibits, Financial Statements, Schedules And Reports On Form
 Item 14  8-K...........................................................    24
          Signatures....................................................    25

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

                                    PART I

ITEM 1. BUSINESS

GENERAL

   Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis C and malaria.

   We are focusing our initial development efforts on a potent series of adrenal steroid hormone analogs. Our lead compound in this series, HE2000, is currently in Phase I/II clinical studies in the U.S. and South Africa. By altering cytokine production, HE2000 appears from early clinical studies to help reestablish immune system balance in situations such as HIV where the immune system is dysregulated. In the setting of HIV we believe that, by reestablishing this balance, the immune system may be able to better control virus levels and potentially delay or prevent the progression to AIDS. In addition, based on the mechanism of action, we believe this compound will have an attractive safety profile and will avoid issues of resistance that plague many existing antiviral drugs.

   The ability to restore immune system balance has the potential to have broad applicability to a wide variety of infectious diseases and oncology-related applications as well as a number of inflammatory conditions. To more fully exploit this commercial opportunity we have begun an aggressive research and licensing effort designed to expand both the number of compounds in development and the breadth of potential therapeutic applications. Several compounds resulting from these activities are in late stage preclinical development and are candidates for clinical trials.

   We are pursuing a partially integrated approach to building our business. As such, we intend to utilize third parties for many of our activities such as clinical development and manufacturing. We believe by being involved in the design and supervision of these activities, but not the day-to-day execution, we can preserve our flexibility and limit our net losses during the development phase. If we are able to successfully develop HE2000 or other pharmaceutical products, we anticipate marketing them directly in the U.S. and potentially elsewhere. For certain therapeutic indications or geographic regions, we anticipate establishing strategic collaborations to commercialize these opportunities.

   We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of December 31, 1999, had an accumulated deficit of approximately $28.6 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

   Hollis-Eden has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years as we increase expenditures on research and development and begin to allocate significant and increasing resources to our clinical testing and other activities. In addition, during the next few years, we will have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of future operating or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidate to market.

TECHNOLOGY OVERVIEW

   Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body's natural regulatory system. The first application we are pursuing for this class of compounds is in reestablishing balance to the immune system in situations of dysregulation.

   In the immune system there are two types of immunity, cell-mediated and humoral, that exist in a balance. Cell-mediated immunity is useful against intracellular pathogens like viruses, certain parasites and also against some tumor cells. Humoral immunity includes antibody responses to circulating pathogens such as bacteria. As a result, cell-mediated parts are largely ineffective against bacteria and humoral parts of the immune system are similarly ineffective against viruses.

   Normally, immune system homeostasis is maintained by a complex interplay of cytokines. Cytokines are chemical messengers that enable cells of the immune system to communicate with one another. Certain cytokines such as interferon
(IFN) gamma are termed Th1 cytokines, as they lead to the production of Th1 cells that fight viruses through cell-mediated immunity. Other cytokines such as interleukin 10 (IL-10) are classified as Th2 cytokines because they lead to the production of Th2 cells that fight bacteria and other such pathogens as part of humoral immunity.

   Unfortunately, a wide variety of viruses including HIV and hepatitis C, certain parasites such as malaria, and a number of different tumor cells have evolved ways of evading destruction by the immune system by causing the body to overproduce Th2 cytokines and underproduce Th1 cytokines. This in turn leads to a corresponding overproduction of cells unable to fight these pathogens and an underproduction of cells that can.

   Hollis-Eden's technology approach is based on the observation that this complicated balance of cytokines is changed by competing levels of certain adrenal steroid hormones. In young, healthy adults, the balance between corticosteroids such as cortisol, which have immunosuppressive properties, and other adrenal steroid hormones is a key determinant in whether appropriate levels of cytokines are produced to properly regulate immune responses. As we age and under conditions of stress, levels of these hormones that counteract the immunosuppressive effect of corticosteroids fall significantly, leading to a decline in the ability to fight off infections that would otherwise be contained by a well functioning immune system.

   As described above, certain pathogens have found ways to accelerate this process as a means of survival. For example, in HIV, most patients' cortisol levels rise and counter-regulatory adrenal hormones fall as the disease progresses from HIV to AIDS. This then leads to a corresponding increase in Th2 cytokines such as IL-10 relative to Th1 cytokines such as IFN gamma. As this situation continues the immune system is dominated by Th2 cells unable to fight viral and other infections rather than the necessary cell-mediated Th1 cells. In this state of immune system dysregulation, the patient becomes highly susceptible to infection.

   Certain patients, however, maintain their ability to continue to produce high levels of Th1 cytokines and, in this small percentage of patients, HIV appears to take much longer to progress to AIDS. These patients are termed HIV long-term non-progressors. Similarly, in hepatitis C, a small percentage of patients are able to mount a strong Th1 response and in these patients the immune system is able to successfully clear the virus. These observations have led to the belief that if patients can be brought from a Th2 predominant immune status back towards a Th1 dominant condition through drug therapy, the immune system may be able to contain or eliminate a number of such infectious pathogens that are plaguing millions of people around the world. This Th1/Th2 imbalance is seen not just with infectious disease, but also in cancer, autoimmune and inflammatory diseases and holds the potential to be applicable to address a wide variety of human ailments if safe and effective therapies that restore this balance can be found.

   Our therapeutic approach is designed to interact at what is believed to be the trigger point of this dysregulation, the hormonal balance between corticosteroids and other adrenal steroids, offering a hormone replacement therapy that potentially will lead to stimulation of the immune system in conditions of immunosuppression.

   In addition to the immunoregulatory properties described above, these compounds have also shown significant direct antiviral properties in in vitro tests. The mechanism of action in these studies is believed to be through the regulation of energy sources in the cell that viruses need to replicate. These effects may contribute to potential benefits seen in early clinical trials.

   We are employing the latest tools of the genomics revolution to further our expertise in steroid biochemistry, signal transduction, receptor biology and gene transcription for this important class of compounds. We are seeking to identify and develop compounds that are highly potent and devoid of androgenic and other side effects. Our lead compound in this series is HE2000, which is currently being explored in clinical trials in HIV/AIDS. Clinical trials with HE2000 in hepatitis C, malaria and potentially other indications are planned for the near future. In addition, we are also developing a number of candidate compounds in this class, that also have potential in areas outside of infectious disease.

HE2000 IN HIV

   Significant strides have been made in recent years in treating HIV infected individuals in the developed world. Through the use of a "cocktail" of potent new antiviral drugs, including protease inhibitors and reverse transcriptase inhibitors, death rates from AIDS have been reduced significantly in these countries. These expensive new therapies, however, are not ideal for a number of reasons. Despite being on successful therapy for several years, patients to date have been unable to completely eradicate the virus, which bounces back aggressively shortly after any cessation of therapy. HIV also multiplies rapidly in the face of antiviral compounds that are designed to attack the virus directly, leading to the development of resistance. Drug resistance is a major concern of physicians, as a large portion of patients are already resistant to at least one drug in their drug cocktail and these issues are expected to increase.

   In addition, the dosing regimen for this cocktail therapy is very complicated, with a large number of pills being required to be taken daily according to a strict schedule. Failure to adhere to this regimen can lead to increased resistance. Further, side effects of these therapies can be significant, leading to a percentage of these patients being unable or unwilling to tolerate the drug regimen.

   In the developing world, the cocktail has been impractical as a result of the cost and the difficulty complying with the dosing regimen. Furthermore, the failure to adhere to the complicated schedule could potentially lead to massive resistance issues.

   Hollis-Eden believes HE2000 has the potential to play an important role in treating HIV/AIDS in both the developed and developing world. In the developed world we believe that, if we can demonstrate clinically that HE2000 restores or improves immune system activity, there may be a number of significant opportunities for use of the compound. It may be useful for long-term control of viral replication as well as delaying or preventing the progression to AIDS and preventing or clearing opportunistic infections. At a minimum, this could prove very useful in treating patients who cannot tolerate other therapies and in salvage patients who are resistant to antiviral drug cocktail therapy. In addition, there is interest in the clinical community in exploring the potential of HE2000 to upregulate the immune system during periods of antiviral drug cocktail holidays.

   In the developing world, HE2000 may be particularly attractive because we believe the drug will be administered on an intermittent basis rather than everyday, will have a lower manufacturing cost than existing therapies, and, given its probable endocrine mechanism of action, should avoid issues of resistance.

   We began testing HE2000 in Phase I/II clinical trials in HIV/AIDS patients in the U.S. and South Africa in 1999. Although primarily designed to assess safety, these trials are also following a wide variety of immune markers that will help determine whether or not the Th1/Th2 balance is being altered in HIV-infected patients by HE2000 administration, and what effect this in turn may have on immune function. The U.S. trials involve a single course of HE2000 injections to salvage patients, for whom other drug therapies have failed and whose immune systems have generally been ravaged by HIV.

   Additional information may be gained in the trial underway in South Africa, where multiple rounds of HE2000 are being given to subjects who have never undergone antiviral therapy. The protocol for the South African subjects includes a single intramuscular injection, followed by a 1- to 2-week observation period to check for adverse reactions. Afterwards, the subjects receive five daily injections in a row, followed by a 4- to 6- week observation period--and, for those patients who appear to be benefiting from treatment, up to six more cycles of injections and observation.

   Preliminary data from a group of patients from the South African clinical trial indicates that the drug to date appears to be safe with no drug-related serious adverse events being reported. Given the mechanism of action we believe to be important for HE2000, one of the goals of the trial was to ascertain whether the compound could restore immune balance by shifting the cytokine pattern back to a Th1 state. In this initial group of patients, those that were producing an excess of Th2 cytokines appeared to convert back after therapy to a state in which Th1 cytokines predominated.

   This in turn led to an activation of a number of cell types potentially important for fighting infection such as T cells, LAK cells, natural killer cells and dendritic cells. The degree of activation was significant and prolonged, indicating an upregulation of the immune system. Normally these cells decrease prior to onset of AIDS. We believe that these results are encouraging regarding the ability of the compound to prevent or treat opportunistic infections and potentially provide long term control of viral load set point.

   We are currently optimizing the dosing regimen and preparing to initiate pilot clinical studies with the compound in South African AIDS patients who are experiencing, or are at risk of, opportunistic infections. We are also considering several clinical trials in which HE2000 would be used in combination with existing antiviral drug cocktail therapy.

   Significant additional clinical data will need to be generated demonstrating the safety and efficacy of HE2000 before the compound can be approved for marketing. There can be no assurance that we will have sufficient funds to complete this development or that the results of these clinical activities will be successful.

HE2000 IN OTHER INDICATIONS

   The potential ability of HE2000 to shift patients from a Th2 immune status back to a Th1 status has applications well beyond HIV/AIDS. As mentioned previously, in hepatitis C, a small percentage of patients are able to resolve the virus by mounting a strong cell-mediated (Th1) response. Given the early clinical data with HE2000, which demonstrates a strong Th1 response in HIV patients, we are exploring the initiation of clinical studies in hepatitis C.

   Existing therapies for hepatitis C have proven to be effective in only a portion of the patients treated. In addition, side effects of these existing therapies can be significant and the regimen is very expensive. As with HIV, resistance is a serious problem in treating the disease. Also as with HIV, cost and other aspects of existing therapies make them largely impractical in the developing world.

   Similarly, malarial parasites have found ways to subvert the immune system by causing a shift from Th1 to Th2. Historically, therapy with quinalone-based drugs such as chloroquine have been used to treat this condition. Recently, however, strains have developed that are resistant to chloroquine and other quinalones making these drugs ineffective in many parts of the world.

   We have shown in both in vitro and in vivo preclinical studies that HE2000 is effective in treating both chloroquine sensitive and chloroquine resistant strains of malaria. We are working with the U.S. Navy to further test HE2000 preclinically in this indication and are also preparing to begin pilot clinical trials in this area.

OTHER ADRENAL STEROID HORMONES IN DEVELOPMENT

   To expand the depth and breadth of our development pipeline, we have entered into collaborative agreements with a number of leading researchers in this field to develop additional compounds, which may be more potent and/or target conditions outside of infectious disease. In addition, we have licensed a large number of patents and patent applications filed on behalf of these inventors. A number of the compounds covered by these patents have demonstrated potent activity in a variety of indications including applications in oncology, inflammation and certain central nervous system and metabolic disorders.

EDENLAND COMPOUNDS

   We have recently restructured our agreement with Patrick Prendergast and Edenland Inc. (See "Technology Agreements"). Under this agreement, we have licensed rights to a series of patents and patent applications for compounds outside of the adrenal hormone series and are sponsoring additional research at Edenland related to these compounds.

   One of the compounds included in this license is HE317, which is being developed in preclinical models to stimulate the immune system in situations of immunosuppression. HE317 is also a candidate for clinical development subject to the successful completion of further preclinical studies and scale up of manufacturing.

MARKET OPPORTUNITIES

   The potential market opportunities for the compounds we are developing are quite significant. Disease prevalence for the three initial indications we are pursuing is described below.

   Despite considerable progress with antiviral drug cocktail therapy, AIDS today is the number one killer of Americans between the ages of 25 and 44. It is estimated by the Centers for Disease Control that approximately 1.1 million Americans are infected with HIV. Globally, the World Health Organization ("WHO") and the Joint United Nations Programme on HIV/AIDS reported, as of December 1998, that approximately 33.4 million adults and children are living with HIV/AIDS, a 10% increase from 1997. It is also estimated that there were
5.8 million newly infected people and 2.5 million deaths related to HIV/AIDS in 1998.

   WHO also reports that there are an estimated 170 million chronic carriers of hepatitis C in the world, including an estimated 4 million in the U.S. Of those afflicted with hepatitis C, 20% are at risk of developing cirrhosis of the liver and 1% to 5% may develop liver cancer.

   Market research also indicates that 300-500 million people per year suffer from malaria. The parasite is responsible for more than one million deaths annually, most of them children. Most cases of malaria occur in the developing world but, as a result of increased global travel and other factors, the incidence of malaria in the developed world is increasing. Finding new approaches to the treatment of malaria has become a major priority of the U.S. military.

   HE2000 and other compounds in this class we are developing have a number of attributes that make them potentially useful globally. Included in these attributes are potential broad-spectrum activity, the attractive safety profile to date, the low likelihood of resistance and the relative ease of manufacture and dosing. Increasing focus on the crisis these diseases have created in the developing world has led to a number of recent initiatives designed to provide funding for effective approaches to these diseases. If we are able to receive support from these initiatives, marketing HE2000 and our other compounds in developing countries could become more commercially feasible.

COMPETITION

   Given the large market opportunities we are pursuing, most major pharmaceutical companies and a number of biotechnology companies have programs directed toward finding drugs to treat indications we are exploring. Most of these approaches in infectious disease are targeted at creating new antiviral compounds rather than drugs that upregulate the immune system. As such, they will be expected to have different profiles than our compounds and may be complementary to our efforts.

   There can be no assurance, however, that other companies will not develop drugs that make our development efforts obsolete. Many of these competitors have substantially greater human and financial resources than we do and, even if we are successful at developing our compounds, others with greater resources may be able to market their products more successfully.

RESEARCH AND DEVELOPMENT EXPENSES

   In 1999, 1998 and 1997, our research and development expenses were $5.7 million, $2.8 million and $3.5 million respectively. For further information about our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FDA OVERVIEW

GENERAL

   The manufacturing and marketing of Hollis-Eden's proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research, which reviews and approves the marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacturing, labeling, storage, record keeping, advertising and promotion of our potential products.

APPROVAL PROCESS

   The process of obtaining FDA approval for a new drug may take several years and generally involves the expenditure of substantial resources. Hollis-Eden will try to accelerate the drug approval process because of the priority status of HIV/AIDS drugs. See "Accelerated Drug Approval". The steps required before a new drug can be produced and marketed for human use include clinical trials and the approval of a New Drug Application.

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

   Outside the United States, Hollis-Eden will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

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

   An important and unique element of these regulations is that approval would be granted only if the sponsor agrees to conduct additional post-marketing studies to confirm the product's effectiveness and/or agrees to restrict distribution of the product. In addition, if the further clinical trials do not bear out the product's effectiveness or if restricted distribution is inadequate to assure safe use, approval of the product would be withdrawn. We cannot be certain that any of our drug candidates will receive accelerated treatment.

MANUFACTURING

   Hollis-Eden does not have, and does not intend to establish, manufacturing facilities to produce its products. We plan to control our capital expenditures by using contract manufacturers to make our products. We believe that there are a sufficient number of high quality FDA approved contract manufacturers available, and we have had discussions and established relationships with several of them, to fulfill our near-term production needs for both clinical and commercial use.

   The manufacture of our products, whether done by outside contractors (as planned) or in house by ourselves, will be subject to rigorous regulations, including the need to comply with the FDA's current Good Manufacturing Practice standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

PATENTS

   Hollis-Eden considers the protection of its products, whether owned or licensed, to the exclusion of use by others, to be vital to its business. While we intend to focus primarily on patented or patentable technology, we may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position. In the United States and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product.

   In certain countries, pharmaceuticals are not patentable or only recently have become patentable, and enforcement of intellectual property rights in many countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. There can be no assurance that any patents issued or licensed to Hollis-Eden will provide us with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around patents issued or licensed to us.

   Patent applications in the United States are maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature, if made, tends to lag behind actual discoveries by several months. Consequently, we cannot be certain that a licensor of its intellectual property was the first to invent certain technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of pharmaceutical companies, including those of Hollis-Eden, are generally uncertain, partly because they involve complex legal and factual questions.

   In addition to the considerations discussed above, companies that obtain patents claiming products, uses or processes that are necessary for or useful to the development of Hollis-Eden's products could bring legal actions against us claiming infringement. Patent litigation is typically costly and time-consuming, and if such an action were brought against us, it could result in significant cost and diversion of our time. We may be required to obtain licenses to other patents or proprietary rights, and there can be no assurance that licenses would be made available on terms acceptable to the Company. If Hollis-Eden does not obtain such licenses, it could encounter delays in product market introductions while we attempt to license technology designed around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

   Further, there can be no assurance that patents that are issued will not be challenged, invalidated or infringed upon or designed around by others, or that the claims contained in such patents will not infringe the patent claims of others, or provide Hollis-Eden with significant protection against competitive products, or otherwise be commercially valuable. We may need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us or, if any such licenses are required, that they will be available on terms acceptable to us, if at all. To the extent that we are unable to obtain patent protection for our products or technology, Hollis-Eden's business may be adversely affected by competitors who develop substantially equivalent technology.

TECHNOLOGY AGREEMENTS

   During January 2000, Hollis-Eden entered into two new technology agreements with Patrick T. Prendergast, Colthurst Ltd. and Edenland, Inc. The first agreement, the Technology Assignment Agreement, replaces the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. This agreement assigns to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including HE2000, Hollis-Eden's lead clinical compound. The annual license fee of $500,000 and the royalty obligations under the Colthurst License Agreement have been eliminated. In consideration for the foregoing, Hollis-Eden agreed to issue to Colthurst Ltd. 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock will be issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement. In addition, all of the shares under the warrant will vest over the next four years conditioned on continued compliance with the agreement.

   The second agreement, the Sponsored Research and License Agreement, replaces both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994 among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications, and Hollis-Eden agreed to fund additional pre-clinical research projects conducted by Edenland. Hollis-Eden will also have exclusive license rights to all results of such research and will have royalty obligations to Edenland on sales of new products, if any, resulting from such research.

   We also recently entered into license agreements with Dr. Roger Loria, Dr. Henry Lardy and Humanetics Corporation, in which we have licensed a series of adrenal hormones and hormone analogs as well as related patents and patent applications in the areas of infectious diseases, oncology, radiation therapy, central nervous system disorders, metabolic conditions and inflammation related areas.

EMPLOYEES

   As of March 1, 2000, the Company had 25 full-time employees. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS AND SENIOR MANAGEMENT

   The executive officers and senior management of the Company and their ages as of March 15, 2000 are as follows:

NAME                             AGE                           POSITION
----                             ---                           --------
Richard B. Hollis..............  47  Chairman of the Board, President and Chief Executive Officer
Daniel D. Burgess..............  38  Chief Operating Officer and Chief Financial Officer
James M. Frincke, Ph.D. .......  49  Executive Vice President, Research and Development
Candice Byrne..................  46  Vice President, Human Resources
Eric J. Loumeau................  37  Vice President, Corporate General Counsel
Robert L. Marsella.............  47  Vice President, Business Development and Marketing
Thomas C. Merigan, Jr., M.D. ..  66  Chairman of the Scientific Advisory Board
Chris Reading, Ph.D. ..........  52  Vice President, Scientific Department
Robert W. Weber................  49  Chief Accounting Officer and Vice President - Controller

   RICHARD B. HOLLIS founded Hollis-Eden in August 1994. Mr. Hollis currently serves as Chairman, President and Chief Executive Officer. Mr. Hollis has over 20 years experience in the health care industry in a variety of senior management positions. Prior to founding Hollis-Eden Mr. Hollis served as Chief Operating Officer of Bioject Medical from 1991 to 1994 and as Vice President Marketing and Sales/General Manager for Instromedix from 1989 to 1991. From 1986 to 1989, Mr. Hollis served as a general manager of the Western business unit of Genentech, Inc., a manufacturer of biopharmaceuticals. Prior to joining Genentech, Inc., Mr. Hollis served as a divisional manager of Imed Corporation, Inc., a manufacturer of drug delivery systems. Mr. Hollis began his career in the health care industry with Baxter Travenol. Mr. Hollis received his B.A. in Psychology from San Francisco State University.

   DANIEL D. BURGESS became Chief Operating Officer and Chief Financial Officer of Hollis-Eden Pharmaceuticals, Inc. in August 1999. Mr. Burgess joined Hollis-Eden from Nanogen Inc., where he served as Vice President and Chief Financial Officer. Prior to joining Nanogen, Mr. Burgess spent ten years with Gensia Sicor, Inc. (now Sicor, Inc.) and Gensia Automedics, Inc., a partially owned subsidiary of Gensia Sicor. He served as President and a director of Gensia Automedics, where he was responsible for all functional areas of this medical products company. In addition, he was Vice President and Chief Financial Officer of Gensia Sicor, where he was responsible for finance, investor relations, business development and other administrative functions. Mr. Burgess was instrumental in helping Gensia raise over $400 million in various public and private financings and was a key figure in a number of acquisitions and in-licensing and out-licensing transactions. Prior to joining Gensia, Mr. Burgess held positions at Castle & Cooke, Inc. and Smith Barney, Harris Upham and Company. He received a degree in Economics from Stanford University and a MBA from Harvard Business School.

   JAMES M. FRINCKE, PH.D. joined Hollis-Eden as Vice President, Research and Development in November 1997 and was promoted to Executive Vice President in March 1999. During his 16 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases and organ transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters of lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry, from the University of California, Davis. Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

   CANDICE BYRNE became Vice President of Human Resources in March 1999. Ms. Byrne brings extensive experience in business, manpower planning, organizational development and process improvement to Hollis-Eden. Prior to joining Hollis-Eden, she served as Vice President of Human Resources in Baxter International Inc.'s Cardiovascular Surgery group. At Baxter, she provided human resources leadership for business acquisitions and divestitures, strategic evaluations of human resource potential and long-range development opportunities. She was also instrumental in integrating acquired companies into the parent company. Ms. Byrne has spent more than 20 years of her career in human resources for medical and technology companies, including American Hospital Supply Corporation and Partners National Health Plans. She earned her B.A. in Fine Arts at the University of Arizona and Masters Degree in Organizational Management at the University of Phoenix.

   ERIC J. LOUMEAU became Vice President/Corporate General Counsel in September 1999. Mr. Loumeau came to Hollis-Eden from the law firm of Cooley Godward LLP, where he had primary responsibility for the Hollis-Eden account for four years. As a partner at Cooley Godward, Mr. Loumeau represented a number of private and public companies in corporate and securities law matters. Prior to joining Cooley Godward in 1995, Mr. Loumeau was an associate for four years at the law firm of Skadden, Arps, Slate, Meagher and Flom.
Mr. Loumeau attended Harvard Law School and the University of California, Berkeley Boalt Hall School of Law, where he received a J.D.degree. He holds a B.S. degree in Business Administration with an emphasis in finance from Brigham Young University.

   ROBERT L. MARSELLA joined Hollis-Eden in September 1997 as Vice President of Business Development and Marketing. Mr. Marsella has over 19 years of medical sales, marketing, and distribution experience. From 1994 until he joined Hollis-Eden, Mr. Marsella was President of RLM Cardiac Products an exclusive distributor in the southwestern United States of various cardiac related hospital products. From 1990 until 1994 Mr. Marsella marketed and distributed implantable pacemakers and defibrillators for Telectronics Pacing Systems. From 1987 to 1990 Mr. Marsella served as Regional Manager for Genentech and launched ACTIVASE t-PATM (a biopharmaceutical drug) in the Western United States. From 1983-1987 Mr. Marsella marketed intravenous infusion pumps for Imed Corporation. Mr. Marsella began his career in 1980, as a field sales representative and later regional sales manager for U.S. Surgical Corporation, auto suture division. Mr. Marsella received his B.A. degree from San Diego State University in 1975

   THOMAS C. MERIGAN, JR., M.D. became Chairman of the Scientific Advisory Board and a director of Hollis-Eden in March 1996 and acts as the Company's Medical Director. Dr. Merigan has been George E. and Lucy Becker Professor of Medicine at Stanford University School of Medicine from 1980 to the present. Dr. Merigan has also been the Principal Investigator, NIAID Sponsored AIDS Clinical Trials Unit, from 1986 to the present and has been Director of Stanford University's Center For AIDS Research from 1988 to the present. Dr. Merigan is a member of various medical and honorary societies, has lectured extensively within and outside the United States, and authored numerous books and articles and has chaired and edited symposia relating to viruses, infectious diseases, anti-viral agents, HIV and other retroviruses and AIDS. From 1990 to the present, Dr. Merigan has been Chairman, Editorial Board of "HIV: Advances in Research and Therapy". He is also a member of the editorial boards of " Aids Research and Human Retroviruses" (since 1983), "International Journal of Anti-Microbial Agents" (since 1990), and "The Aids Reader" (since
1991), among others. He is a co-recipient of eight patents which, among other things, relate to synthetic polynucleotides, modification of hepatitis B virus infection, treatment of HIV infection, purified cytomegalovirus protein and composition and treatment for herpes simplex. Dr. Merigan has been Chair, Immunology Advisory Board, Bristol Myers Squibb

Corporation (1989-1995) and Chair, Scientific Advisory Board, Sequel Corp. (1993-1996). In 1994, Stanford University School of Medicine honored him with the establishment of the Annual Thomas C. Merigan Jr. Endowed Lectureship in Infectious Diseases, and, in 1996, Dr. Merigan was elected Fellow, American Association for the Advancement of Science. From 1966 to 1992, Dr. Merigan was Head, Division of Infectious Diseases, at Stanford School of Medicine. Dr. Merigan received his B.A. (with honors) from the University of California at Berkeley and his M.D. from the University of California at San Francisco.

   CHRIS READING, PH.D. became Vice President of Scientific Development in January 1999. Prior to joining Hollis-Eden, Dr. Reading was Vice President of Product and Process Development at Novartis Inc.-owned, SyStemix Inc. During this time, he successfully filed three investigational new drug applications
(INDs) in the areas of stem cell therapy technology and stem cell gene therapy for HIV/AIDS. Prior to joining SyStemix, Dr. Reading served on the faculty of the M.D. Anderson Cancer Center in Houston for nearly 13 years. His positions there included Associate and Assistant Professor of Medicine in the Departments of Hematology and Tumor Biology. During his career, Dr. Reading has given more than 25 national and international scientific presentations, published more than 50 peer-reviewed journal articles and 15 invited journal articles as well as written nearly 20 book chapters, and has received numerous grants and contracts which supported his research activities. Dr. Reading has served on the National Science Foundation Advisory Committee for Small Business Innovative Research Grants (SBIR) as well as on the editorial boards of Journal of Biological Response Modifiers and Molecular Biotherapy. He holds numerous patents for his work with monoclonal antibodies and devices. He earned his B.A. in Biology at the University of California at San Diego. Dr. Reading received his Ph.D. in Biochemistry at the University of California at Berkeley and completed postdoctoral study in tumor biology at The University of California at Irvine.

   ROBERT W. WEBER joined Hollis-Eden in March 1996 and currently serves as Chief Accounting Officer and Vice President-Controller. Mr. Weber has over twenty years of experience in financial management. Mr. Weber has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. Most recently he served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor, and Vice President Finance and Chief Financial Officer for Amercom, (a personal computer telecommunications software publishing company). From February 1988 to August 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, a company which develops and markets medical devices and software. Mr. Weber brings a broad and expert knowledge of many aspects of financial management. In various capacities, he has been responsible for all aspects of finance and accounting including cost accounting, cash management, SEC filings, investor relations, private and venture financing, corporate legal matters, acquisitions/divestitures as well as information services and computer automation. Mr. Weber received a B.S. from GMI Institute of Technology and a MBA from the Stanford Graduate School of Business.

RISK FACTORS

   An investment in Hollis-Eden shares involves a high degree of risk. You should consider the following discussion of risks, in addition to other information contained in this Annual Report on Form 10-K.

IF WE DO NOT OBTAIN FDA REGULATORY APPROVAL FOR OUR PRODUCTS, WE CANNOT SELL OUR PRODUCTS AND WE WILL NOT GENERATE REVENUES.

   Our principle development efforts are currently centered around HE2000, a drug candidate which we believe shows promise for the treatment and prevention of HIV/AIDS. However, all drug candidates require Food and Drug Administration, FDA, and foreign government approvals before they can be commercialized. Neither HE2000 nor any of our other drug candidates have been approved for commercial sale. We expect to incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of HE2000 have to date produced favorable results, significant additional trials are required, and we may not be able to demonstrate that this drug candidate is safe or effective. We cannot guarantee that any of our product candidates will obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues.

IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER ACHIEVE PROFITABILITY.

   We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was $28.6 million through December 31, 1999. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability.

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

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

   Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. We cannot guarantee that our drug candidates, if approved for sale, will be able to compete successfully with our competitors' existing products under development. If we are unable to compete successfully, we may never be able to sell enough products at a sufficient price that would generate profits.

OUR FAILURE TO PROTECT OUR PROPRIETARY TECHNOLOGY COULD IMPAIR OUR COMPETITIVE POSITION.

   We have developed and licensed numerous issued patents and pending applications in the U.S. and foreign counterparts. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. Our patent position is highly uncertain and involves complex legal and factual questions. We cannot be certain that the applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us were the first to invent or the first to file patent applications for such inventions. We cannot guarantee that any patents will issue from any of the pending or future patent applications we own or have licensed. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, we cannot guarantee that any rights we may have under any issued patents will provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

   If another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our ability to achieve profitability.

WE WILL NEED TO RAISE ADDITIONAL MONEY BEFORE WE EXPECT TO ACHIEVE PROFITABILITY; IF WE FAIL TO RAISE ADDITIONAL MONEY, IT WOULD BE DIFFICULT TO CONTINUE OUR BUSINESS.

   As of December 31, 1999 our cash and cash equivalents totaled approximately $47 million. We believe these financial resources will fund our opportunities well into 2001. Once these current financial resources run out, we will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We intend to seek additional funding through public or private financing or through collaboration arrangements with collaborative partners. If we can not raise additional funds when needed, we may not be able to continue to develop our products, which would prevent us from generating revenues.

IF WE RAISE ADDITIONAL MONEY BY ISSUING EQUITY SECURITIES, YOUR INVESTMENT WILL BE DILUTED.

   If we raise additional funding by issuing more equity securities, the new shares will dilute the voting power of your investment on a percentage basis.

THE TECHNOLOGY IN OUR SECTOR IS DEVELOPING RAPIDLY, AND OUR FUTURE DEPENDS ON OUR ABILITY TO KEEP ABREAST OF TECHNOLOGICAL CHANGE.

   Biotechnology and related pharmaceutical technology have undergone rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses we have incurred in connection with developing these products. If we fail to recover our expenses because our products become obsolete, we may not be able to achieve profitability.

IF THE MANUFACTURERS OF OUR PRODUCTS DO NOT COMPLY WITH FDA REGULATIONS, OR CANNOT PRODUCE THE AMOUNT OF PRODUCTS WE NEED TO CONTINUE OUR DEVELOPMENT, WE WILL FALL BEHIND ON OUR BUSINESS OBJECTIVES.

   Outside manufacturers currently produce our drug candidates. Manufacturers producing our products must follow current Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. If a manufacturer of our products does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA approval of our products.

   We also rely on our manufacturers to supply us with a sufficient quantity of our drug candidates to conduct clinical trials. If we have difficulty in the future obtaining our required quantity and quality of supply, we could experience significant delays in our development programs and regulatory process.

IF WE DECIDE TO MANUFACTURE OUR PRODUCTS OURSELVES, WE FACE FURTHER FDA REGULATION AND WILL REQUIRE ADDITIONAL CAPITAL.

   At this time, we do not intend to manufacture any pharmaceutical products ourselves. If we decide to manufacture products ourselves in the future, we would be subject to the same risks associated with the regulatory requirements described above. We would also require substantial additional capital. We have no experience manufacturing pharmaceutical products for commercial purposes, so we cannot guarantee that we would be able to manufacture any products successfully or in a cost-effective manner.

OUR ABILITY TO ACHIEVE ANY SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO ESTABLISH EFFECTIVE SALES AND MARKETING CAPABILITIES.

   Our efforts to date have focused on the development and evaluation of our drug candidates. As we continue clinical studies and prepare for commercialization of our drug candidates, we need to build a sales and marketing infrastructure. We have no experience in the sales and marketing of our drug candidates. If we fail to establish a sufficient marketing and sales force, it will impair our ability to enter new or existing markets. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues.

IF HOLLIS-EDEN WERE TO LOSE THE SERVICES OF RICHARD B. HOLLIS, OR FAIL TO ATTRACT QUALIFIED PERSONNEL IN THE FUTURE, OUR BUSINESS OBJECTIVES WOULD BE MORE DIFFICULT TO IMPLEMENT, ADVERSELY AFFECTING OUR OPERATIONS.

   Our ability to successfully implement our business strategy depends highly upon our Chief Executive Officer, Richard B. Hollis. The loss of Mr. Hollis's services could impede the achievement of our research and development objectives. We also highly depend on our ability to hire and retain qualified scientific and technical personnel. The competition for these employees is intense. We cannot guarantee that we will continue to be able to hire and retain the qualified personnel needed for our business. Loss of the services of or the failure to recruit key scientific and technical personnel could adversely affect our business, operating results and financial condition.

WE MAY FACE PRODUCT LIABILITY CLAIMS RELATED TO THE USE OR MISUSE OF OUR PRODUCTS WHICH MAY CAUSE US TO INCUR SIGNIFICANT LOSSES.

   We face inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We have not experienced any such claims to date, but we cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently maintain liability insurance on a claims-made basis. We cannot be certain that the insurance policies' coverage limits are adequate. The insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against us, regardless of their merit, could substantially increase our costs and cause us to incur significant losses.

TRADING IN OUR SHARES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

   The market prices for securities of life sciences companies, particularly those that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, biological or medical discoveries by competitors, unfavorable results from clinical trials, unfavorable developments concerning patents or other proprietary rights or unfavorable domestic or foreign regulatory developments may have the effect of temporarily or permanently driving down the price of our common stock (example: Hollis-Eden's stock price has ranged from $8.63 to $25.50 from January 1, 1999 to December 31, 1999.) In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the ability of a stockholder to dispose of his shares at a price equal to or above the price at which the shares were purchased.

BECAUSE STOCK OWNERSHIP IS CONCENTRATED, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDERS DECISIONS.

   Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 26% of our outstanding common stock. Assuming the exercise of our outstanding warrants and options, Mr. Hollis would own approximately 20% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS, ANY OF WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

   Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders.

   Our board of directors is authorized, without any further vote by stockholders, to issue shares of preferred stock. The issuance of preferred stock with special voting, liquidation and dividend privileges may have the effect of delaying, deferring or preventing a change in control without any further action by the stockholders. Any such issuance may materially and adversely affect the price of the common stock.

   Our board of directors is a "classified board," with approximately one-third of our directors elected each year. Two annual meetings would be necessary to change a majority of the directors as a result of having a classified board. The existence of a classified board may, in certain circumstances, deter or delay mergers, tender offers, other possible takeover attempts or changes in management of the board of directors which may be favored by some or a majority of our stockholders.

   We have distributed a dividend of one right for each outstanding share of common stock pursuant to the terms of our stockholder rights plan. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts.

IF WE FAIL TO ADEQUATELY ADDRESS YEAR 2000 PROBLEMS, OUR BUSINESS AND FINANCIAL CONDITION COULD EXPERIENCE LOSSES.

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields needed to accept four-digit entries to distinguish the 21st century dates from 20th century dates. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations may affect an entity's ability to conduct normal business operations. Three months into the year 2000, we have not identified any Year 2000 problems internally and we have not experienced problems with our suppliers relating to Year 2000 issues. However, it is possible that such problems may occur or be discovered later. Accordingly, it is not possible to be certain that all aspects of the Year 2000 issue affecting Hollis-Eden, including those relating to our suppliers or other third parties, are fully resolved. Should any adverse consequences occur, it could affect our drug development process and clinical trials. We may also incur certain unexpected costs in connection with the Year 2000 issue.

ITEM 2. PROPERTIES

   The Company's corporate headquarters are located at 9333 Genesee Avenue, Suites 110 and 200, San Diego, California 92121, where the Company leases approximately 17,000 square feet. The leases expire in August 2000 and August 2002, respectively. The Company believes that its facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

   On November 8, 1999, Hollis-Eden filed two separate requests for arbitration with one of its licensors, Patrick T. Prendergast, together with two entities he is affiliated with, Colthurst Ltd. and Edenland, Inc. The first arbitration sought clarification of certain operational issues with respect to roles and responsibilities set forth in the Colthurst License Agreement covering HE2000. The second arbitration sought rescission of both the Edenland License Agreement and the Research, Development and Option Agreement with Edenland covering future potential drug candidates other than HE2000 (the "Edenland Agreements"). In this arbitration, the Company alleged that the Edenland Agreements should be rescinded based on, among other things, non-performance on the part of Edenland.

   On January 20, 2000, Hollis-Eden reached a settlement on its pending arbitration with Patrick T. Prendergast, Colthurst Ltd. and Edenland, Inc. The Settlement and Mutual Release Agreement completely disposes of all of the matters that were at issue in the pending arbitration. In addition, the parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement (See Item 1-- Business-Technology Agreements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the Nasdaq National Market System under the symbol HEPH.

   The following table sets forth the quarterly high and low bid quotations and/or selling prices for the securities of the Company during the last two fiscal years.

   COMMON STOCK                                                   HIGH     LOW
   ------------                                                  ------- -------
   1998
     First Quarter.............................................. $19.750 $ 6.125
     Second Quarter.............................................  18.000  14.000
     Third Quarter..............................................  16.938   7.875
     Fourth Quarter.............................................  18.500  10.094
   1999
     First Quarter.............................................. $25.500 $13.250
     Second Quarter.............................................  18.750  10.000
     Third Quarter..............................................  16.000  11.000
     Fourth Quarter.............................................  18.625   8.625

   On March 14, 2000, the closing price of the Company's common stock as reported by the Nasdaq National Market System was $16.00 per share. There were approximately 5,000 shareholders of record plus beneficial stockholders of the Company's common stock as of such date. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following data summarizes certain selected financial data for each of the five years ended December 31, 1999 and the period from inception (August 15, 1994) to December 31, 1999. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                         AS OF OR FOR THE YEAR ENDED DECEMBER            PERIOD FROM
                                          31,                             INCEPTION
                              ($000'S), EXCEPT PER SHARE               (AUG. 15, 1994)
                         --------------------------------------------  TO DECEMBER 31,
                          1999        1998     1997    1996    1995         1999
                         -------     -------  ------  ------  -------  ---------------
STATEMENT OF OPERATIONS
 DATA:
 Research and
  development........... $ 5,731     $ 2,777  $3,488  $  184  $   463      $13,811
 General and
  administrative........  11,940 (1)   3,577   2,044     511      171       18,346
                         -------     -------  ------  ------  -------      -------
 Total operating
  expenses..............  17,671       6,355   5,532     695      634       32,157
 Other income
  (expense).............   2,351         927     280       3      (38)       3,516
                         -------     -------  ------  ------  -------      -------
 Net loss............... $15,320     $ 5,427  $5,253  $  692  $   672      $28,641
                         =======     =======  ======  ======  =======      =======
 Net loss per share,
  basic and diluted..... $ (1.41)    $ (0.69) $(0.85) $(0.15) $ (0.17)
 Weighted average number
  of common shares
  outstanding...........  10,861       7,851   6,193   4,658    3,868

BALANCE SHEET DATA:
 Cash and equivalents... $47,486     $24,190  $7,103  $   18  $   --
 Total assets...........  48,265      24,524   7,400     241      --
 Accounts payable and
  accrued expenses......   1,640         222     467     807    1,296
 Stockholders' equity
  (deficit)............. $46,625     $24,303  $6,933  $ (566) $(1,538)

--------
(1) 1999 General and Administrative expenses include $7.7 million for non-cash charges, due to the acceleration of vesting of stock options for a former officer, the issuance of warrants for services, and the issuance of stock options to non-employees.

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

GENERAL

   Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis C, and malaria.

   We are focusing our initial development efforts on a potent series of adrenal steroid hormone analogs. Our lead compound in this series, HE2000, is currently in Phase I/II clinical studies in the U.S. and South Africa. By altering cytokine production HE2000 appears from early clinical studies to help reestablish immune system balance in situations such as HIV where the immune system is dysregulated. In the setting of HIV we believe that by reestablishing this balance the immune system may be able to better control virus levels and potentially delay or prevent the progression to AIDS. In addition, based on the mechanism of action, we believe these compounds will have an attractive safety profile and will avoid issues of resistance that plague many existing antiviral drugs.

   Hollis-Eden has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing and other activities. In addition, during the next few years, we will have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and Hollis-Eden's historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

   On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into the Company (then known as Initial Acquisition Corp. ("IAC")), a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated November 1, 1996, (the "Merger Agreement"). Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the "Merger"), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

RESULTS OF OPERATIONS

   We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through December 31, 1999. We have devoted substantially all of our resources to the payment of licensing fees and research and development fees plus expenses related to the startup of our business. From inception until December 31, 1999, we have incurred expenses of approximately $13.8 million in research and development fees and $18.3 million in general and administrative expenses, which have been partially offset by $3.5 million in net interest income resulting in a loss of $28.6 million for the period.

   Research and development expenses were $5.7 million, $2.8 million and $3.5 million in 1999, 1998 and 1997, respectively. 1999 and 1998 research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our first drug candidate, HE2000. The increase in research and development expenses in 1999 as compared to 1998 was due to increased staffing, preclinical activity, and the initiation of clinical trials. A substantial portion of the 1997 research and development expenses were incurred after the completion of the Merger during March 1997 as described below.

   General and administrative expenses increased to $11.9 million in 1999 from $3.6 million and $2.0 million in 1998 and 1997, respectively. The 1999 general and administrative expenses included (i) $7.7 million for non-cash charges, due to the acceleration of vesting of stock options for Hollis-Eden's former officer, the issuance of warrants for services (described below), and the issuance of stock options to non-employees, (ii) increased staffing, and (iii) increased operating expenses for salaries, benefits, recruiting, legal, and travel. The increases in 1998 as compared to 1997 are due primarily to (i) the amortization of the unearned compensation charge of certain stock options (described below), (ii) increased expenses as a public company such as legal fees, filing fees, and directors and officers insurance, and (iii) increased staffing.

   During 1999, we announced the resignation of our president and accelerated the vesting of 300,000 stock options previously granted to him. This acceleration is considered to be a new grant of options and therefore we expensed a one time non-cash charge of $4.9 million. We also entered into a three-year agreement with a financial consulting organization affiliated with a director of Hollis-Eden. We agreed to issue, as compensation for services, warrants to purchase 500,000 shares of Common Stock with an exercise price of $20.50 per share. The warrants were estimated to have a value of approximately $2.1 million, which was expensed as a non-cash charge.

   In 1998, we incurred significant general and administrative non-cash, non-recurring charges. A total of $716,000 was amortized throughout 1998 for services in lieu of cash and non-cash compensation. Additionally, $240,000 was expensed for options granted to certain directors and consultants.

   Upon the completion of the Merger and the exercise of warrants, Hollis-Eden incurred significant non-recurring charges to operations that have been recorded as expenses during 1997. In particular, we incurred (i) a $1.5 million and a $1.2 million expense for research and development fees during the first and second quarters, respectively, and (ii) a $570,000 non-cash charge relating to the issuance of warrants to a certain director and former officer during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations since inception through the sale of shares of Common Stock and with loans from the Company's founder, Richard B. Hollis. We repaid Mr. Hollis in January 1996.

   During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden , Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of shares and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements raising approximately $25 million. In addition, Hollis-Eden has received a total of $12.2 million from the exercise of warrants and stock options.

   Under our previous license agreements with Patrick T. Prendergast, Colthurst and Edenland, we were obligated to pay certain minimum license fees to maintain our rights to the drug candidates. An annual renewable license fee of $500,000 was due and paid in May 1999. As of December 31, 1999, we were current on all license fee obligations under these agreements.

   Under our previous Research and Development Agreement with Edenland and Patrick T. Prendergast, we committed to pay $3.0 million for certain development costs. These development costs were accrued as an expense during 1997 and paid in full by April 1998.

   During January 2000, we were assigned all patents, patent applications and current or future improvements to the technology under the Colthurst License Agreement, including HE2000, in exchange for equity in Hollis-Eden. In addition, we entered into a new license agreement with Edenland and terminated the existing agreements with Mr. Prendergast, Colthurst and Edenland (see Item 1--Business-Technology Agreements).

   Hollis-Eden's operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements well into 2001. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

YEAR 2000

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields needed to accept four-digit entries to distinguish the 21st century dates from 20th century dates. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and affect an entity's ability to conduct normal business operations. Three months into the year 2000, we have not identified any Year 2000 problems internally and we have not experienced problems with our suppliers relating to Year 2000 issues. However, it is possible that such problems may occur or be discovered later. Accordingly, it is not possible to be certain that all aspects of the Year 2000 issue affecting Hollis-Eden, including those relating to our suppliers or other third parties, are fully resolved. Should any adverse consequences occur, it could affect our drug development process and clinical trials. We may also incur certain unexpected costs in connection with the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is provided in a separate section beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the section entitled "Executive Officers and Senior Management" in Part I, Item 1 hereof for information regarding executive officers and senior management.

   The information required by this item with respect to directors is incorporated by reference from the information under the heading "Election of Directors," contained in Hollis-Eden's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting (the "Proxy Statement").

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

    2. Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 1999, and have therefore been omitted.

    3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

   (b) Reports on Form 8-K

   On November 24, 1999, a report on Form 8-K dated November 15, 1999 was filed with the SEC announcing the approval of a Share Purchase Rights Plan effective November 29, 1999.

   On November 30, 1999, a report on Form 8-K dated November 8, 1999 was filed with the SEC announcing that the Company had filed two separate requests for arbitration with one of its licensors, Patrick T. Prendergast, together with two entities he is affiliated with, Colthurst Ltd. and Edenland, Inc.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2000

                                          HOLLIS-EDEN PHARMACEUTICALS, INC.

                                          By:/s/ Richard B. Hollis
                                             ----------------------------------
                                             RICHARD B. HOLLIS,
                                             CHAIRMAN OF THE BOARD OF DIRECTORS,
                                             AND CHIEF EXECUTIVE OFFICER

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RICHARD B. HOLLIS, DANIEL D. BURGESS and ROBERT W. WEBER, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

/s/ Richard B. Hollis                Chairman of the Board of        March 17, 2000
____________________________________ Directors, President and
RICHARD B. HOLLIS                    Chief Executive Officer

/s/ Daniel D. Burgess                Chief Operating                 March 17, 2000
____________________________________ Officer/Chief Financial
DANIEL D. BURGESS                    Officer (Principal Financial
                                     Officer)

/s/ Robert W. Weber                  Chief Accounting Officer and    March 17, 2000
____________________________________ Vice President - Controller
ROBERT W. WEBER                      (Principal Accounting
                                     Officer)

/s/ Paul Bagley                      Director                        March 13, 2000
____________________________________
PAUL BAGLEY

/s/ Leonard Makowka                  Director                        March 13, 2000
____________________________________
LEONARD MAKOWKA

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

/s/ Brendan R. McDonnell             Director                        March 13, 2000
____________________________________
BRENDAN R. MCDONNELL

/s/ Thomas C. Merigan, Jr. M.D.      Chairman of the Scientific      March 13, 2000
____________________________________ Advisory Board and Director
THOMAS C. MERIGAN, JR. M.D.

/s/ William H. Tilley                Director                        March 13, 2000
____________________________________
WILLIAM H. TILLEY

/s/ Salvatore J. Zizza               Director                        March 13, 2000
____________________________________
SALVATORE J. ZIZZA

                                                                      APPENDIX E

                       HOLLIS-EDEN PHARMACEUTICALS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               ----------------

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION OF THE DOCUMENT
 ------- ----------------------------------------------------------------------
   3.1   Amended and Restated Certificate of Incorporation of the Registrant
         (incorporated by reference to Exhibit 4.1 to Registrant's Registration
         Statement on Form S-4 (No. 333-18725), as amended (the "Form S-4" )).

   3.2 Bylaws of Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

   3.3   Certificate of Designation of Series B Junior Participating Preferred
         Stock (incorporated by reference to Exhibit 4.1 to Registrant's
         Current Report on Form 8-K dated November 15, 1999).

 *10.1   Registrant's 1997 Incentive Stock Option Plan (the "Option Plan")
         (incorporated by reference to Exhibit 10.3 to the Form S-4).

 *10.2 Forms of Incentive Stock Options and Nonstatutory Stock Options under the Option Plan. (incorporated by reference to Exhibit 10.5 to the Form S-4).

 *10.3 Employment Agreement by and between Registrant and Richard B. Hollis dated November 1, 1996 (incorporated by reference to Exhibit 10.6 to the Form S-4).

 *10.4 Employment Agreement by and between Registrant and Robert W. Weber dated March 16, 1996 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December
         31, 1998).

 *10.5   Consulting Agreement and Warrant by and between Registrant and William
         H. Tilley and Jacmar/Viking L.L.C. dated March 8, 1999.

 *10.6   Separation and Mutual Release Agreement by and between Registrant and
         Terren S. Peizer effective as of February 25, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

 *10.7 Employment Agreement by and between Registrant and Daniel D. Burgess dated July 9, 1999 (incorporated by reference to Exhibit 10.10 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999).

 *10.8 Employment Agreement by and between Registrant and Eric J. Loumeau dated September 15, 1999 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999).

  10.9   Settlement and Mutual Release Agreement, dated January 20, 2000, among
         Registrant, Colthurst Limited, Edenland, Inc. and Patrick T.
         Prendergast (incorporated by reference to Exhibit 99.2 to Registrant's
         Current Report on Form 8-K dated January 20, 2000).

  10.10  Technology Assignment Agreement, dated January 20, 2000, among
         Registrant, Colthurst Limited and Patrick T. Prendergast (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-
         K dated January 20, 2000).

  10.11  Common Stock and Warrant Agreement, dated January 20, 2000, among
         Registrant and Colthurst Limited (incorporated by reference to Exhibit
         99.4 to Registrant's Current Report on Form 8-K dated January 20,
         2000).

 EXHIBIT
 NUMBER  DESCRIPTION OF THE DOCUMENT
 ------- ----------------------------------------------------------------------

 10.12   Warrant, dated January 20, 2000, issued to Colthurst Limited
         (incorporated by reference to Exhibit 99.5 to Registrant's Current
         Report on Form 8-K dated January 20, 2000).

 10.13 Sponsored Research and License Agreement, dated January 20, 2000, among Registrant, Edenland, Inc., Colthurst Limited and Patrick T.
         Prendergast (incorporated by reference to Exhibit 99.6 to Registrant's
         Current Report on Form 8-K dated January 20, 2000).

 23.1    Consent of BDO Seidman, LLP.

 24.1    Power of Attorney. Reference is made to signature page.

 27      Financial Data Schedule (filed electronically only).

--------
* Management contract or compensatory plan, contract or arrangement to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

                                                                      APPENDIX F

                       HOLLIS-EDEN PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Certified Public Accountants....................... F-2

Balance Sheets as of December 31, 1999 and 1998.......................... F-3

Statements of Operations for the Fiscal Years Ended December 31,1999,
 December 31, 1998, December 31, 1997 and the Period From Inception
 (August 15, 1994) to December 31, 1999.................................. F-4

Statements of Stockholders' Equity for the Fiscal Years Ended December
 31, 1995, December 31, 1996, December 31, 1997, December 31 1998,
 December 31, 1999 and the Period from Inception (August 15, 1994) to
 December 31, 1994....................................................... F-5

Statements of Cash Flows for the Fiscal Years Ended December 31, 1999,
 December 31 1998, December 31, 1997 and the Period from Inception
 (August 15, 1994) to December 31, 1999.................................. F-6

Notes to Financial Statements............................................ F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Hollis-Eden Pharmaceuticals, Inc.
San Diego, CA

   We have audited the accompanying balance sheets of Hollis-Eden Pharmaceuticals, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (August 15, 1994) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hollis-Eden Pharmaceuticals, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (August 15, 1994) to December 31, 1999, in conformity with generally accepted accounting principles.

                                          BDO Seidman, LLP

New York, NY
January 21, 2000

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                       ASSETS
                       ------

Current assets:
Cash and cash equivalents............................ $47,486,163  $24,189,806
Prepaid expenses.....................................     114,987       26,250
Deposits.............................................      27,185        9,163
                                                      -----------  -----------
Total current assets.................................  47,628,335   24,225,219
Property and equipment, net of accumulated
 depreciation of $96,538 and $28,201.................     391,869       92,343
Receivable from related party (Note 6)...............     244,667      206,663
                                                      -----------  -----------
    Total assets..................................... $48,264,871  $24,524,225
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
Account payable and accrued expenses................. $ 1,640,226  $   221,670
                                                      -----------  -----------
Total current liabilities............................   1,640,226      221,670

Commitments and contingencies (see Note 9, 14, 15)

Stockholders' equity: (Notes 3, 4, 5, 8, 10, 11, 12,
 13)
  Preferred stock, convertible into common stock,
   $.01 par value, 10,000,000 shares authorized; 0
   and 4,000 shares issued or outstanding,
   respectively......................................         --            40
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 11,071,054 and 8,592,202 shares issued
   and outstanding, respectively.....................     110,710       85,922
  Paid-in capital....................................  75,155,266   38,795,887
  Deferred compensation-stock options, net of
   accumulated amortization of $641,333 and $590,000,
   respectively......................................         --    (1,258,000)
  Deficit accumulated during development stage....... (28,641,331) (13,321,294)
                                                      -----------  -----------
    Total stockholders' equity.......................  46,624,645   24,302,555
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $48,264,871  $24,524,225
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                    PERIOD FROM
                                                                     INCEPTION
                                                                   (AUG.15,1994)
                                                                        TO
                               FOR THE YEAR ENDED DECEMBER 31,     DECEMBER 31,
                              -----------------------------------  -------------
                                 1999         1998        1997         1999
                              -----------  ----------  ----------  -------------
Operating expenses:
 Research and development...  $ 5,730,833  $2,777,460  $3,488,358   $13,810,689
 General and administrative:
  General and administrative
   operating expenses.......    4,279,388   2,621,183   1,184,115     8,863,696
  G&A costs related to
   options/warrants
   granted..................    7,660,482     956,000     860,024     9,482,523
                              -----------  ----------  ----------   -----------
    Total general and
     administrative.........   11,939,870   3,577,183   2,044,139    18,346,219
    Total operating
     expenses...............   17,670,703   6,354,643   5,532,497    32,156,908

Other income (expense):
Interest income.............    2,350,666     928,916     279,812     3,565,126
Interest expense............          --       (1,726)       (199)      (49,549)
                              -----------  ----------  ----------   -----------
Total other income..........    2,350,666     927,190     279,613     3,515,577
                              -----------  ----------  ----------   -----------
Net loss....................  $15,320,037  $5,427,453  $5,252,884   $28,641,331
                              ===========  ==========  ==========   ===========
Net loss per share, basic
 and diluted................  $     (1.41) $    (0.69) $    (0.85)
Weighted average number of
 common shares outstanding..   10,860,666   7,850,854   6,192,764


   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                            PREFERRED                                                    DEFICIT
                          STOCK AT PAR      COMMON STOCK                               ACCUMULATED
                              VALUE         AT PAR VALUE     CAPITAL IN                   DURING
                          -------------- -------------------  EXCESS OF     DEFERRED   DEVELOPMENT
                          SHARES  AMOUNT   SHARES    AMOUNT   PAR VALUE   COMPENSATION    STAGE         TOTAL
                          ------  ------ ---------- -------- -----------  ------------ ------------  -----------
Contribution by
stockholder.............      --   $--          --  $    --  $   103,564   $      --   $        --   $   103,564
Common stock issued for
cash....................      --    --    2,852,830      285      24,715          --            --        25,000
Common stock issued as
consideration for the
license agreements (Note
9)......................      --    --      543,396       55       4,707          --            --         4,762
Net loss................      --    --          --       --          --           --     (1,277,046)  (1,277,046)
                          ------   ----  ---------- -------- -----------   ----------  ------------  -----------
Balance at December 31,
1994....................      --    --    3,396,226      340     132,986          --     (1,277,046)  (1,143,720)
Common stock issued for
cash....................      --    --      679,245       68     249,932          --            --       250,000
Common stock issued as
consideration for
amendments to the
license agreements (Note
9)......................      --    --       75,472        7      27,771          --            --        27,778
Net loss................      --    --          --       --          --           --       (671,691)    (671,691)
Balance at December 31,
1995....................      --    --    4,150,943      415     410,689          --     (1,948,737)  (1,537,633)
Common stock issued in
conversion of debt (Note
11).....................      --    --      164,962       16     371,148          --            --       371,164
Common stock issued for
cash, net of issuance
costs of $203,622 (Note
11).....................      --    --      580,005       58   1,234,441          --            --     1,234,499
Common stock issued as
consideration for
termination of a finance
agreement...............      --    --       15,094        2      33,960          --            --        33,962
Warrants issued to
consultants for services
rendered................      --    --          --       --       24,069          --            --        24,069
Net loss................      --    --          --       --          --           --       (692,220)    (692,220)
                          ------   ----  ---------- -------- -----------   ----------  ------------  -----------
Balance at December 31,
1996....................      --    --    4,911,004      491   2,074,307          --     (2,640,957)    (566,159)
Recapitalization of
Company upon the merger
with Initial Acquisition
Corp. (Note 3)..........      --    --      883,250   57,453   6,213,329          --            --     6,270,782
Warrants issued to a
certain director upon
the successful closure
of the merger...........      --    --          --       --      570,000          --            --       570,000
Exercise of warrants,
net of expenses (Note
4)......................      --    --      977,593    9,775   5,619,330          --            --     5,629,105
Deferred compensation--
stock options (Note
13).....................      --    --          --       --    1,848,000   (1,848,000)          --           --
Amortization of deferred
compensation............      --    --          --       --          --       282,000           --       282,000
Exercise of stock
options.................      --    --          166        1         372          --            --           373
Net loss................      --    --          --       --          --           --     (5,252,884)  (5,252,884)
                          ------   ----  ---------- -------- -----------   ----------  ------------  -----------
Balance at December 31,
1997....................      --    --    6,772,013   67,720  16,325,338   (1,566,000)   (7,893,841)   6,933,217
Exercise of warrants....      --    --      398,359    3,984   1,195,728          --            --     1,199,712
Exercise of stock
options.................      --    --       53,302      533     155,717          --            --       156,250
Private Placement, net
of expenses (Note 11)...   4,000     40   1,329,201   13,292  19,876,497          --            --    19,889,829
Warrants issued for
services in lieu of cash
(Note 10)...............      --    --          --       --      408,000          --            --       408,000
Stock issued for license
fee (Note 9)............      --    --       33,058      330     499,670          --            --       500,000
Stock issued for
services in lieu of
cash....................      --    --        6,269       63      94,937          --            --        95,000
Options issued for
services in lieu of cash
(Note 13)...............      --    --          --       --      240,000          --            --       240,000
Amortization of deferred
compensation............      --    --          --       --          --       308,000           --       308,000
Net loss................      --    --          --       --          --           --     (5,427,453)  (5,427,453)
                          ------   ----  ---------- -------- -----------   ----------  ------------  -----------
Balance at December 31,
1998....................   4,000     40   8,592,202   85,922  38,795,887   (1,258,000)  (13,321,294)  24,302,555
Exercise of warrants....      --    --      755,423    7,554   5,136,614          --            --     5,144,168
Exercise of stock
options.................      --    --        9,434       94      74,906          --            --        75,000
Private Placement, net
of expenses (Note 5)....      --    --    1,367,868   13,679  24,758,827          --            --    24,772,506
Preferred Stock
Conversion(Note 11,12)..  (4,000)   (40)    346,127    3,461      (3,421)         --            --           --
Deferred compensation-
Options forfeited(Note
13).....................      --    --          --       --   (1,206,667)   1,258,000           --        51,333
Amortization of non-
employee options........      --    --          --       --      559,120          --            --       559,120
Warrants issued for
services in lieu of
cash(Note 10)...........      --    --          --       --    2,140,000          --            --     2,140,000
Options accelerated
vesting(Note 13)........      --    --          --       --    4,900,000          --            --     4,900,000
Net loss................      --    --          --       --          --           --    (15,320,037) (15,320,037)
                          ------   ----  ---------- -------- -----------   ----------  ------------  -----------
Balance at December 31,
1999....................      --   $--   11,071,054 $110,710 $75,155,266   $      --   $(28,641,331) $46,624,645
                          ======   ====  ========== ======== ===========   ==========  ============  ===========

  The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                   PERIOD FROM
                                                                 (AUG. 15, 1994)
                           FOR THE YEAR ENDED DECEMBER 31,       TO DECEMBER 31,
                         --------------------------------------  ---------------
                             1999         1998         1997           1999
                         ------------  -----------  -----------  ---------------
Cash flows from
 operating activities:
 Net loss..............  $(15,320,037) $(5,427,453) $(5,252,884)  $(28,641,331)
Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
 Depreciation..........        68,337       21,599        6,008         96,538
 Common stock issued
  as consideration for
  amendments to the
  license agreements...           --           --           --          32,540
 Common stock issued
  as consideration for
  termination of a
  finance agreement....           --           --           --          33,962
 Common stock issued
  as consideration for
  license fees and
  services.............           --       595,000          --         595,000
 Expense related to
  warrants issued as
  consideration to
  consultants..........     2,140,000          --           --       2,140,000
 Expense related to
  options issued as
  consideration to
  consultants..........           --       408,000        8,024        422,041
 Expense related to
  warrants issued to a
  director for
  successful closure
  of merger............           --           --       570,000        570,000
 Expense related to
  stock options
  Issued...............     4,900,000      240,000          --       5,140,000
 Deferred compensation
  expense related to
  options issued.......       620,482      308,000      282,000      1,210,482
Changes in assets and
 liabilities:
 Prepaid expenses......       (88,737)      16,731       55,852       (114,987)
 Deposits..............       (18,022)         --        90,837        (27,185)
 Receivable--tax
  refund...............           --       105,436     (105,436)           --
 Receivable from
  related party........       (27,000)      46,679      (46,679)       (27,000)
 Loan receivable from
  related party........       (11,004)    (206,663)         --        (217,667)
 Accounts payable and
  accrued expenses.....       908,527      103,067      (82,263)     1,140,225
 Wages payable.........       500,000          --       (96,771)       500,000
 License fees payable
  to related party.....           --           --      (499,700)           --
 R & D fees payable to
  related party........           --      (338,000)     338,000            --
 Disposal of assets....         6,833          --           --           6,833
                         ------------  -----------  -----------   ------------
   Net cash used in
    operating
    activities.........    (6,320,621)  (4,127,604)  (4,733,012)   (17,140,549)
Cash flows provided by
 investing activities:
 Purchase of property
  and equipment........      (374,696)     (31,001)     (82,542)      (495,240)
                         ------------  -----------  -----------   ------------
   Net cash used in
    investing
    activities.........      (374,696)     (31,001)     (82,542)      (495,240)
Cash flows from
 financing activities:
 Borrowings from
  related party........           --           --        92,000        342,000
 Payments on note
  payable to related
  party................           --           --       (92,000)      (342,000)
 Contributions from
  stockholder..........           --           --           --         103,564
 Net proceeds from
  sale of preferred
  stock................           --     4,000,000          --       4,000,000
 Net proceeds from
  sale of common
  stock................    24,772,506   15,889,829          --      42,171,834
 Proceeds from
  issuance of debt.....           --           --           --         371,164
 Net proceeds from
  recapitalization.....           --           --     6,270,782      6,270,782
 Net proceeds from
  warrants/options
  exercised............     5,219,168    1,355,962    5,629,478     12,204,608
                         ------------  -----------  -----------   ------------
   Net cash from
    financing
    activities.........    29,991,674   21,245,791   11,900,260     65,121,952
Net increase in cash
 and equivalents.......    23,296,357   17,087,186    7,084,706     47,486,163
Cash and equivalents at
 beginning of period...    24,189,806    7,102,620       17,914            --
                         ------------  -----------  -----------   ------------
Cash and equivalents at
 end of period.........  $ 47,486,163  $24,189,806  $ 7,102,620   $ 47,486,163
                         ============  ===========  ===========   ============
Supplemental disclosure
 of cash flow
 information:
Interest paid..........  $        --   $     1,726  $       199   $     46,407
Conversion of debt to
 equity................           --           --           --         371,164
Options issued to
 consultants in lieu of
 cash, no vesting......           --           --           --          24,069
Options issued in lieu
 of cash, commissions
 on private placement..       600,000          --           --         733,110

   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

   Hollis-Eden Pharmaceuticals Inc., a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis C and malaria. Since its inception (August 15, 1994) through March 1997, the Company's efforts have been directed toward organizing, research and development and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into several human clinical trials. The Company is focusing its initial development efforts on a potent series of adrenal steroid hormone analogs. The lead compound in this series, HE2000, is currently in Phase I/II clinical studies in the U.S. and South Africa. To date, the Company has not developed commercial products or generated sales for the period August 15, 1994 through December 31, 1999.

2. SUMMARY OF ACCOUNTING POLICIES

CASH EQUIVALENTS

   The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. Because of the short maturities of these investments, the carrying amount is a reasonable estimate of fair value. At December 31, 1999, the Company's cash equivalents totaling $47,313,465 are deposited in a money market mutual fund with a large financial institution.

PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (five and seven years) using the straight-line method.

RESEARCH AND DEVELOPMENT

   Research and development costs consist of license fee expenses related to license agreements as well as research and development expenses with related parties and clinical trial expenses. Such amounts paid or payable to related parties aggregated $500,000, $1,267,259, and $3,068,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and $6,335,021 for the period from inception (August 15, 1994) to December 31, 1999. Such expenses are recognized as research and development, as incurred.

INCOME TAXES

   The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

FINANCIAL INSTRUMENTS

   The Company's financial instruments consist primarily of cash, other receivables, accounts payable, and accrued expenses. These financial instruments are stated at their respective carrying values, which approximate their fair values.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


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

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedged derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 if effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this new standard is not expected to have a material effect on the financial statements.

3. RECAPITALIZATION

   On March 26, 1997, Hollis-Eden Inc. was merged with and into the Company (then known as IAC), pursuant to an Agreement and Plan of Merger, dated November 1, 1996, among IAC, Hollis-Eden Inc., Mr. Salvatore J. Zizza and Mr. Richard B. Hollis (the "Merger"). Upon consummation of the Merger, Hollis-Eden Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. IAC (now called Hollis-Eden Pharmaceuticals, Inc.) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was accounted for as a recapitalization of Hollis-Eden Inc. by an exchange of Common Stock of Hollis-Eden Inc., $.0001 par value ("Hollis-Eden Inc. Common Stock"), for the net assets of IAC, consisting primarily of cash.

   Under the terms of the Merger agreement, each share of Hollis-Eden Inc. Common Stock outstanding immediately prior to the closing of the Merger converted into one share of Common Stock, $.01 par value, of Hollis-Eden Pharmaceuticals, Inc. Common Stock ("Company Common Stock"), and all warrants and options to purchase Hollis-Eden Inc. Common Stock outstanding immediately prior to the Merger converted into the right to receive the same number of shares of Company Common Stock. At the closing of the Merger, 4,911,004 shares of Company Common Stock were issued, which represented approximately 85% of the shares of Company Common Stock outstanding immediately after consummation of the Merger.

   For accounting and financial reporting purposes, the Merger was treated as a recapitalization of Hollis-Eden. Since IAC had no business operations other than the search for a suitable target business, IAC's assets were recorded in the balance sheet of the Company at book value. Upon the consummation of the Merger, the

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Company had $6.5 million in cash and other receivables, and incurred transaction costs of approximately $230,000 associated with the Merger for net proceeds totaling $6.3 million which was recorded as equity. Additional transaction costs totaling $4.7 million represent a charge for (i) warrants to purchase an aggregate of 452,830 shares of Company Common Stock at an exercise price of $2.475 issued to the placement agent (Note 11) upon the closing of the Merger pursuant to an agreement and (ii) an aggregate of 50,000 shares of Company Common Stock issued for legal and consulting services upon the closing of the Merger. An estimate of $11.50 per share was used to calculate the charges which approximates fair market value on the date of the Merger. These charges constitute transaction fees and accordingly have been recorded as a charge and an offsetting credit to additional paid-in capital.

   Upon the consummation of the Merger, pursuant to an agreement, the Company issued warrants to purchase an aggregate of 50,000 shares of Company Common Stock at an exercise price of $0.10 per share to a director and former officer. Additional paid-in capital was increased by $570,000 with an offsetting $570,000 charge recorded to operations during the three months ended March 31, 1997.

   The Company's 1997 Stock Incentive Stock Option Plan became effective on February 5, 1997 and was approved by the stockholders on March 26, 1997. A total of 2,250,000 shares of Company Common Stock have been authorized for issuance under the plan (see Note 13).

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

5. FINANCING

   During January 1999, the Company completed two private placements of an aggregate of 1,367,868 shares of Common Stock at prices ranging from $18.00 to $18.50 per share. In connection with the private placements, the Company issued warrants to purchase an aggregate of 90,000 shares of the Company's Common Stock, with an exercise price of $18.25 per share, as a finder's fee. The Company raised approximately $25.0 million in gross proceeds.

6. NOTE RECEIVABLE FROM RELATED PARTY

   On May 22, 1998, the Company entered into a promissory note with a stockholder/officer in the amount of $200,000. Interest is at 5.5% per annum. The note is due and payable in full on May 22, 2001.

7. INCOME TAXES

   The Company has available a net operating loss carryforward of approximately $20 million at December 31, 1999 which may be carried forward as an offset to taxable income, if any, in future years through its expiration in 2012 to 2014. The Company has a net deferred tax asset of approximately $8 million at December 31, 1999 comprised of capitalized start-up costs, research and development credits, and the net operating loss carryforward. The net deferred tax asset has been fully reserved due to the uncertainty of the Company being

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

able to generate net operating income under the more likely than not criteria of SFAS 109. If certain substantial changes in the Company's ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year.

8. REVERSE STOCK SPLITS

   In March 1996, a 1 for 2.65 split of the Company's common stock was effected. Also, on February 13, 1995 there was a 3 for 5 split of the Company's common stock. All stock splits have been retroactively restated for all periods presented.

9. RELATED PARTY LICENSES AND OTHER AGREEMENTS AND COMMITMENTS AND
CONTINGENCIES

   During 1994, the Company entered into two license agreements and one research, development and option agreement as discussed in the following paragraphs.

   Pursuant to a license agreement dated May 18, 1994 (Colthurst License Agreement) with related parties Patrick T. Prendergast, a significant stockholder at the time, and with Colthurst Limited, a company controlled by Patrick T. Prendergast, the Company acquired the exclusive worldwide rights of Mr. Prendergast's patent rights, know-how and background technology relating to the treatment of human/animal immunodeficiency. The agreement was amended on August 11, 1995 to change the license fee payment terms as discussed below in paragraph four of this Note. Per, the license agreement, the Company agreed to pay royalties on product revenues.

   On August 25, 1994, the Company entered into a license agreement (Edenland License Agreement) with a related party, Edenland Inc., a company controlled by Patrick T. Prendergast, for the exclusive worldwide rights of Mr. Prendergast's patent rights, know-how and background technology related to the substance tradenamed HE317 and to any other pharmaceutical product that became subject to the license agreement under the research, development and option agreement discussed below. The agreement was amended on August 11, 1995 to change the license fee payment terms as discussed in the following paragraph. Per the Edenland License Agreement, the Company agreed to pay royalties on product revenues.

   Effective August 11, 1995, Edenland, Inc., Colthurst Limited and the Company entered into amendments concerning the license fee payment terms to the two agreements described above. Under this amendment, the Company agreed to pay a license fee by April 28, 1996 plus additional license fees within 24 months of April 1996. The balance of these fees was paid in full by May 1997. As consideration for entering into certain amendments, the Company issued 75,472 shares of the Company's common stock to Edenland, Inc. and Colthurst Limited.

   Per the amended Colthurst License Agreement, a renewal annual license fee was payable commencing May 1998. The Company paid this fee in 1998 by issuing shares of its common stock and, in 1999, paid cash.

   In August 1994, the Company entered into a Research, Development and Option Agreement, with Edenland, Inc. and Mr. Prendergast. The agreement provided for the development of HE317 to a certain stage of

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

development and granted the Company the right of first option on new products developed by Edenland, Inc. The agreement committed the Company to pay for certain development costs up to the amount of $3,000,000 with certain contingencies for funding.

   In October 1996, the Company and Edenland, Inc. entered into an amendment to the existing Research, Development and Option Agreement. This amendment accelerated the date that the $3,000,000 payment for HE317 or other product development costs was to be made. A payment of $1,500,000 was payable upon the closing of the Merger with IAC and the balance was contingent upon future funding events. $2,700,000 of the $3,000,000 was paid in 1997 with the remaining $300,000 accrued as an expense in 1997 and paid in April 1998.

   In January 2000, the Colthurst License Agreement, the Edenland License Agreement, and the Research, Development and Option Agreement were terminated and replaced with new agreements (see Note 16).

10. COMMON STOCK PURCHASE WARRANTS

SERIES A WARRANTS

   During April 1996, in accordance with anti-dilution privileges triggered by an offering in March 1995, the Company issued 1,018,866 Series A Warrants to all stockholders of record as of March 1995 to purchase the same number of shares of common stock at a price of $11.02 per share, exercisable until January 7, 2002.

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

   Upon the successful closure of the Merger and Redemption of the Class A Common Stock Purchase Warrants and Class B Unit Purchase Warrants, the Company issued additional placement agent warrants to purchase 452,830 shares of common stock at an exercise price of $2.475 per share.

IAC MANAGEMENT WARRANTS

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


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

INVESTOR RELATIONS WARRANTS

   During February 1998, as part of payment for investor relations, the Company issued 150,000 warrants with an exercise price of $14.75 per share and an expiration date of February 4, 1999. The warrants were estimated to have a value of $408,000, which was expensed in 1998.

1998 PRIVATE PLACEMENT WARRANTS

   In connection with the May 1998 private placement, the Company issued warrants to purchase 1,437,475 shares of common stock at an exercise price of $17.00 per share. The warrants are exercisable until May 6, 2001. Of the warrants issued, 157,000 were issued as finder fees, and 1,280,475 were issued to the private placement investors.

1999 AGENT WARRANTS

   In connection with the January 1999, private placement, the Company issued warrants to purchase 90,000 shares of common stock as a finders fee. The warrants are exercisable until January 22, 2002 at an exercise price of $18.25 per share.

1999 CONSULTING WARRANTS

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


   The following table summarizes stock warrant activity for 1997 through 1999:

                                                             PRICE PER SHARE
                                                          ----------------------
                                                                        WEIGHTED
                                                 SHARES       RANGE     AVERAGE
                                                --------- ------------- --------
   Outstanding, December 31, 1996.............. 3,099,602 $0.25 - 15.90  $ 8.16

   1997
   Issued......................................   502,830  0.10 -  2.48    2.24
   Exercised...................................   977,594  0.10 -  9.00    5.80
   Canceled....................................   251,635  0.25 -  9.00    9.00

   Outstanding, December 31, 1997.............. 2,373,203  2.48 - 15.90    7.79

   1998
   Issued...................................... 1,587,475 14.75 -  7.00   16.79
   Exercised...................................   398,359  2.48 - 10.00    3.01

   Outstanding, December 31, 1998.............. 3,562,319  2.48 - 17.00   12.33

   1999
   Issued......................................   590,000 18.25 - 20.50   20.16
   Exercised...................................   755,423  2.48 - 14.75    6.88
   Canceled....................................     6,918         11.02   11.02

   Outstanding, December 31, 1999.............. 3,389,978 $2.48 - 20.50  $14.91

   For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 1999:

                                                  OUTSTANDING OPTIONS
                                          ------------------------------------------------------
                                                                                        WEIGHTED
         RANGE OF                                                                       AVERAGE
      EXERCISE PRICES                      SHARES                                        PRICE
      ---------------                      ------                                       --------
      $ 2.48 - $ 5.00                        68,849                                      $2.48
      $ 5.01 - $10.00                       224,380                                       9.27
      $10.01 - $15.00                     1,031,538                                      11.02
      $15.01 - $20.00                     1,565,211                                      17.05
      $20.01 - $25.00                       500,000                                      20.50

11. COMMON STOCK

   On January 21, 1996, the Company completed a $367,522 round of debt financing with a group of private investors. These notes were due on or before the earlier of (i) January 21, 1997 or (ii) the closing of a private or public offering of securities. These notes bear interest at 8% per annum. The Company had the option to repay these notes with common stock of the Company. Proceeds from this debt financing were used to repay the note and accounts payable to related party, and accrued interest totaling $371,164. During April 1996, the debt financing, plus accrued interest, were converted into 164,962 shares of common stock at a price of $2.25 per share. During March and April of 1996, the Company privately issued 580,005 shares of the Company's common stock at an offering price of $2.25 per share. Total proceeds from this offering aggregated $1,234,499.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


   During May 1998, the Company completed a private financing totaling $20.6 million in gross proceeds. The Company issued 1,329,201 shares of Common Stock, (of which 192,061 shares are subject to adjustment based on future average stock price ("Adjustable Common Stock")), 4,000 shares of 5% Series A Convertible Preferred Stock and Warrants to purchase 1,437,475 shares of Common Stock in the financing. The Warrants are exercisable for three years and entitle the holders to purchase up to a total of 1,437,475 shares of Common Stock at a price of $17.00 per share.

   The Convertible Preferred Stock had an initial conversion price of $20.30 for the first seven months, after which it can be adjusted, either up or down, based on the future stock prices of the Company's Common Stock. The Convertible Preferred Stock was converted to Common Stock in January 1999 (See
Note 12).

12. PREFERRED STOCK

   During May 1998, as part of the private placement, the Company issued 4,000 shares of convertible preferred stock for proceeds of $4,000,000.

   During January 1999, the Company issued 346,127 shares of common stock in connection with the conversion of the Series A convertible preferred stock and additional shares relating to the Adjustable Common Stock. The Adjustable Common Stock was issued during the private placement of May 1998 and was subject to adjustment based on the future average stock price of the Company's Common Stock as described in Note 11.

   In November 1999, the Company adopted a Shareholders Rights Plan in which Preferred Stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of the close of business on November 29, 1999. Each right entitles stockholders to buy, upon certain events, one one-hundredth of a share of a new Series B junior participating preferred stock of the Company at an exercise price of $100.00. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer of which the consummation would result in ownership by a person or group of 15% or more of the Company's common stock. The Rights are redeemable for one cent per Right at the option of the Board of Directors prior to this event occurring. The Rights expire on November 14, 2009.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


13. STOCK OPTIONS

   The 1997 Stock Option Plan (the "Plan") was approved by the shareholders in 1997. Under the Plan, 2,250,000 shares of common stock have been reserved for issuance to employees, officers, directors, and consultants of the Company and provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The options expire not later than ten years from the date of the grant and become exercisable immediately or generally are exercisable ratably over a three-year period beginning one year from the date of the grant. The following table summarizes stock option activity under the Plan for 1997 through 1999:

                                                             PRICE PER SHARE
                                                          ----------------------
                                                                        WEIGHTED
                                                 SHARES       RANGE     AVERAGE
                                                --------- ------------- --------
   1997
   Granted.....................................   518,500 $2.25 -  8.70  $ 7.12
   Exercised...................................       166          2.25    2.25
   Canceled....................................       334          2.25    2.25

   Outstanding, December 31, 1997..............   518,000  6.75 -  8.70    7.13

   1998
   Granted.....................................   340,800 13.25 - 16.75   14.52
   Canceled....................................   100,000          8.70    8.70

   Outstanding, December 31, 1998..............   758,800  6.75 - 16.75   10.24

   1999
   Granted.....................................   776,165 10.56 - 16.63   12.70
   Canceled....................................    61,000 14.06 - 14.63   14.63

   Outstanding, December 31, 1999.............. 1,473,965 $6.75 - 16.75  $11.36

   The Company entered into stock options agreements outside of the Plan with certain directors, officers and consultants. These options become exercisable according to a schedule of vesting as determined by the Board of Directors. During 1998 and 1999, the Company granted options to certain consultants and directors, and will recognize $900,000 and $380,000 in expense related to these options ratably over the three-year vesting period, $240,000 and $559,120 was expensed in 1998 and 1999 respectively.

   In February 1997, as part of an employment agreement, the Company granted a non-statutory stock option to an executive to purchase 2,400,000 shares of the Company's common stock at a price of $5.00 per share, which option vested ratably over a six-year period. The intrinsic value of the options was $1,848,000. As a result, the Company recorded as deferred compensation a non-cash charge of $1,848,000, which was being amortized ratably over the six-year vesting period. Through February 28, 1999 the Company had amortized a total of $641,333. On March 1, 1999, the Company announced the resignation of this executive. Concurrent therewith, the Company accelerated the vesting of 300,000 stock options previously granted to the executive. This acceleration is considered to be a new grant of options and, as such, the Company took a one-time non-cash charge of $4.9 million during the first quarter of 1999.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


   The following table summarizes stock option activity not pursuant to the Plan for 1995 through 1999:

                                                             PRICE PER SHARE
                                                          ----------------------
                                                                        WEIGHTED
                                                 SHARES       RANGE     AVERAGE
                                                --------- ------------- --------
   1995
   Granted.....................................    37,736 $ 2.65 - 7.95  $4.64

   Outstanding, December 31, 1995..............    37,736   2.65 - 7.95   4.64

   1996
   Granted.....................................   570,000          2.25   2.25

   Outstanding, December 31, 1996..............   607,736   2.25 - 7.95   2.40

   1997
   Granted..................................... 2,400,000          5.00   5.00
   Canceled....................................    50,000          2.25   2.25

   Outstanding, December 31, 1997.............. 2,957,736   2.25 - 7.95   4.51

   1998
   Exercised...................................    53,302   2.25 - 5.30   2.93
   Canceled....................................    50,000          2.25   2.25

   Outstanding, December 31, 1998.............. 2,854,434   2.25 - 7.95   4.58

   1999
   Granted.....................................   300,000         16.63  16.63
   Exercised...................................     9,434          7.95   7.95
   Canceled.................................... 1,200,000          5.00   5.00

   Outstanding, December 31, 1999.............. 1,945,000 $2.25 - 16.63  $6.16

   For various price ranges, weighted average characteristics of outstanding stock options at December 31, 1999 were as follows:

                           OUTSTANDING OPTIONS           EXERCISABLE OPTIONS
                      ---------------------------------  ---------------------
                                  REMAINING   WEIGHTED               WEIGHTED
      RANGE OF                      LIFE      AVERAGE                AVERAGE
   EXERCISE PRICES     SHARES      (YEARS)     PRICE      SHARES      PRICE
   ---------------     ------     ---------   --------    ------     --------
   $ 2.25 - $ 4.99      445,000      5.1       $2.25       445,000    $2.25
   $ 5.00 - $ 8.99    1,618,000      9.6        5.45     1,350,945     5.20
   $ 9.00 - $12.99      388,165      9.9       10.56           --       --
   $13.00 - $16.99      967,800      9.4       15.30       131,300    14.68

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


   The Company has elected to account for its stock-based compensation plans under APB 25; however, for pro forma disclosure purposes, the Company has computed the value of all options granted to employees during 1997 through 1999, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Risk free interest rate...........................    5.31%    5.55%    5.90%
   Expected dividend yield...........................       0%       0%       0%
   Expected lives.................................... 5 years  5 years  5 years
   Expected volatility...............................    46.5%    46.5%    46.5%

   The warrants were assumed to be exercised at maturities of three to five years, while the stock options were assumed to be exercised in five to seven years. Adjustments are made for options forfeited prior to vesting. The total value of warrants and options was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of the options:

   Year ended December 31, 1997..................................... $1,777,270
   Year ended December 31, 1998..................................... $1,435,510
   Year ended December 31, 1999..................................... $6,662,315

   If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company's net loss would have been reported as follows:

 Net loss

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1999        1998       1997
                                               ----------- ---------- ----------
   As reported................................ $15,320,037 $5,427,453 $5,252,884
   Pro forma.................................. $21,982,352 $6,862,963 $7,030,154

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

   The weighted average, estimated fair values of employee stock options granted during fiscal 1999, 1998 and 1997 were $15.30, $14.52 and $5.38 per share, respectively.

14. EMPLOYMENT AGREEMENT

   Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996 (the "Hollis Employment Agreement"), Mr. Hollis' annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. On January 1, 1999, Mr. Hollis' base salary was increased to $330,000. If Mr. Hollis' employment is terminated "without cause," "for insufficient reason" or pursuant to a "change in control" (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the Surviving Corporation, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis' employment is terminated "with cause" or if Mr. Hollis resigns other than for "sufficient reason," Mr. Hollis' compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

15. LEASES

   Rental expenses for principally leased facilities under operating leases were $315,000, $115,000 and $69,000 for 1999, 1998 and 1997, respectively.
Future minimum payments for operating leases are as follows:

                                                                       OPERATING
                                                                        LEASES
                                                                       ---------
      2000............................................................ $385,148
      2001............................................................  316,092
      2002............................................................  223,540
      2003............................................................   23,556
      2004............................................................    9,815
                                                                       --------
      Total minimum lease payments.................................... $958,151
                                                                       ========

16. SUBSEQUENT EVENTS

   On January 20, 2000, Hollis-Eden reached a settlement on its pending arbitration with Patrick T. Prendergast, Colthurst and Edenland. The Settlement and Mutual Release Agreement completely disposes of all of the matters that were at issue in the pending arbitration. In addition, the parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement.

   The Technology Assignment Agreement replaces the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. Pursuant to the Technology Assignment Agreement, Mr. Prendergast and Colthurst assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including HE2000, Hollis-Eden's lead clinical compound. The annual license fee of $500,000 and the royalty obligations under the Colthurst License Agreement have been eliminated. In consideration for the foregoing, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock will be issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement. In addition, all of the shares under the warrant will vest over the next four years conditioned on continued compliance with the agreement. Continued compliance with the agreement is not dependent upon any substantive actions to be performed or taken by Prendergast, Colthurst or Edenland. The compliance relates primarily to (i) support of the Company's actions (as defined) and (ii) not conducting any research and development activities relating to the transferred technology. The Sponsored Research and License Agreement replaces both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994 among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications, and Hollis-Eden agreed to fund additional pre-clinical research projects

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

conducted by Edenland. Hollis-Eden will also have exclusive license rights to all results of such research and will have royalty obligations to Edenland on sales of new products, if any, resulting from such research.

   The settlement resulted in the Company acquiring the technology and terminating future obligations under the License Agreements. Since the technology is still in its early stages, Hollis-Eden expects to take a one-time charge to research and development expenses of approximately $12.7 million during the first quarter of 2000.