Form 10-Q
period 2000-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2000-05-02
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934


                  For Quarterly Period Ended March 31, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the period from ______________ to _______________ .


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

                                 YES [X]   NO [_]

As of April 28, 2000 there were 11,206,458 shares of registrant's Common Stock, $.01 par value, outstanding.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                                    Form 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX



PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1  Financial Statements.............................................     3

        Balance Sheets - December 31, 1999 and March 31, 2000............     3

        Statements of Operations for the Three-Month Periods Ended March
        31, 1999 and 2000  and Period from August 15, 1994 to March 31,
        2000.............................................................     4

        Statements of Cash Flows for the Three-Month Periods Ended March
        31, 1999 and 2000 and Period from August 15, 1994 to March 31,
        2000.............................................................     5

        Notes to Financial Statements....................................     6

Item 2  Management's Discussion and Analysis of Results of Operations
        and Financial Condition..........................................     7

Item 3  Quantitative and Qualitative Disclosures about Market Risk.......     9


PART II   OTHER INFORMATION


Item 1  Legal Proceedings................................................    10

Item 2  Changes in Securities............................................    10

Item 3  Defaults Upon Senior Securities..................................    11

Item 4  Submission of Matters to a Vote of Security Holders..............    11

Item 5  Other Information................................................    11

Item 6  Exhibits and Reports on Form 8-K.................................    11

Part I.   Financial Information

Item 1.   Financial Statements

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
================================================================================
All numbers in thousands
                                                      March 31,   Dec. 31,
                                                        2000        1999
                                                      --------    --------
ASSETS:
 Current assets:
 Cash and cash equivalents ........................   $ 45,044    $ 47,486
 Prepaid expenses .................................        237         115
 Deposits .........................................         27          27
                                                      --------    --------
      Total current assets ........................     45,308      47,628

 Property and equipment, net of accumulated
   depreciation of $122 and $97 ...................        393         392
 Other receivable from related party ..............        247         245
                                                      --------    --------
      Total assets ................................   $ 45,948    $ 48,265
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
 Accounts payable and accrued expenses ............   $  3,511    $  1,640
                                                      --------    --------
      Total liabilities ...........................      3,511       1,640

 Commitments and contingencies

 Stockholders' equity:

   Preferred stock, no par value, 10,000,000 shares
     authorized; no shares outstanding ............       --          --
   Common stock, $.01 par value,
     30,000,000 shares authorized; 11,206,458 and
     11,071,054 shares issued and outstanding .....        112         111
   Paid-in capital ................................     77,647      75,155
   Common stock to be issued ......................      9,240        --
   Deficit accumulated during development stage ...    (44,562)    (28,641)
                                                      --------    --------
     Total stockholders' equity ...................     42,437      46,625
                                                      --------    --------
     Total liabilities and stockholders' equity ...   $ 45,948    $ 48,265
                                                      ========    ========


   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
================================================================================
All numbers in thousands, except per share amounts

                                                                           Period from
                                                                            Inception
                                                                          (Aug. 15, 1994)
                                            3 months ended March 31         to March 31,
                                              2000            1999             2000
                                          ------------    ------------    ------------
Operating expenses:

 Research and development:
     R&D operating expenses ...........   $      4,198    $        759    $     17,381
     R&D costs related to common
     stock, option, & warrant grants
     for collaborations ...............         11,290            --            11,917

 General and administrative:
     G&A operating expenses ...........          1,077             966           9,907
     G&A costs related to common
     stock, option, & warrant grants              --             7,166           9,516
                                          ------------    ------------    ------------

Total operating expenses ..............         16,565           8,891          48,721

Other income (expense):
 Interest income ......................            644             498           4,209
 Interest expense .....................           --              --               (50)
                                          ------------    ------------    ------------
 Total other income ...................            644             498           4,159
                                          ------------    ------------    ------------
Net loss ..............................   $    (15,921)   $     (8,393)   $    (44,562)
                                          ============    ============    ============


Net loss per share ....................   $      (1.42)   $      (0.92)

Weighted average number of
 common shares outstanding ............     11,172,607       9,101,991

   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
================================================================================
All numbers in thousands

                                                                                Period from
                                                                                  Inception
                                                           3 months ended      (Aug. 15, 1994)
                                                              March 31,          to March 31,
                                                          2000        1999           2000
                                                        --------    --------    -------------
Cash flows from operating activities:
  Net loss ..........................................   $(15,921)   $ (8,393)   $(44,562)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation ..................................         25           6         122
      Common stock issued for the company 401k/m plan         63        --            63
      Common stock issued as consideration for
       amendments/termination of agreements .........       --          --            66
      Common stock/warants issued as consideration
       for the purchase of technology ...............     10,684        --        10,684
      Common stock issued as consideration
       for license fees and services ................        599        --         1,194
      Expense related to options/warrants issued
       as consideration to consultants ..............          7       2,140       2,569
      Expense related to warrants issued to a
       director for successful closure of merger ....       --          --           570
      Expense related to stock options issued .......       --         4,900       5,140
      Deferred compensation expense related
       to options issued ............................       --           136       1,210

Changes in assets and liabilities:
  Prepaid expenses ..................................       (122)       (136)       (237)
  Deposits ..........................................       --           (18)        (27)
  Receivable from related party .....................         (3)        (39)       (247)
  Accounts payable and accrued expenses .............      1,871         248       3,511
  Disposal of assets ................................       --             7           7
  R & D fees payable to related party ...............       --          --          --
                                                        --------    --------    --------
      Net cash used in operating activities .........     (2,797)     (1,149)    (19,937)


Cash flows provided by investing activities:
  Purchase of property and equipment ................        (26)        (42)       (522)
                                                        --------    --------    --------
      Net cash used in investing activities .........        (26)        (42)       (522)

Cash flows from financing activities:
  Borrowings from related party .....................       --          --           342
  Payments on note payable to related party .........       --          --          (342)
  Contributions from stockholder ....................       --          --           104
  Net proceeds from sale of preferred stock .........       --          --         4,000
  Net proceeds from sale of common stock ............       --        24,773      42,172
  Proceeds from issuance of debt ....................       --          --           371
  Net proceeds from recapitalization ................       --          --         6,271
  Net proceeds from warrants exercised ..............        381       5,098      12,585
                                                        --------    --------    --------
      Net cash from financing activities ............        381      29,871      65,503

Net increase in cash ................................     (2,442)     28,680      45,044
Cash at beginning of period .........................     47,486      24,190        --
                                                        --------    --------    --------
Cash at end of period ...............................   $ 45,044    $ 52,870    $ 45,044
                                                        ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals Inc. ("Hollis-Eden" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the United States Securities and Exchange Commission on March 20, 2000.

2.   ISSUANCE OF COMMON STOCK / WARRANTS FOR TECHNOLOGY ACQUISITION

     During January 2000, Hollis-Eden entered into new agreements settling its pending arbitration with Patrick T. Prendergast, Colthurst and Edenland. The Settlement and Mutual Release Agreement completely disposed of all of the matters that were at issue in the pending arbitration. In addition, the parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement.

     The Technology Assignment Agreement replaces the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. Pursuant to the Technology Assignment Agreement, Mr. Prendergast and Colthurst assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement. In consideration for the termination of the Colthurst agreement, including Hollis-Eden's royalty obligations thereunder, and transfer of technology under the Technology Transfer Agreement, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Hollis-Eden Common Stock ("Common Stock") and warrants to purchase an aggregate of 400,000 shares of Common Stock with an exercise price of $25 per share. Since the technology is still in it's early stages, Hollis Eden incurred a one-time non-cash charge during January 2000, of $9.24 million and $1.44 million for the Common Stock and warrants issued, respectively. Only 132,000 of the 660,000 shares of Common Stock will be issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement. In addition, all of the shares under the warrant will vest over the next four years conditioned on continued compliance with the agreement. Continued compliance with the agreement is not dependent upon any substantive actions to be performed or taken by Prendergast or Colthurst. The compliance relates primarily to (i) their support of specified Company actions and (ii) not conducting any research and development activities relating to the transferred technology. Accordingly, the shares of stock to be issued in the future have been recorded in stockholder's equity.

     The Sponsored Research and License Agreement replaces both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994 among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications. In consideration for the license agreement, within a month of receipt of all required documents, the Company is obligated to pay Edenland
$2 million. These funds were accrued in the first quarter of 2000.

3.   ISSUANCE OF COMMON STOCK FOR LICENSE FEES

     The Company entered into an exclusive license agreement with Humanetics Corporation on January 28, 2000. In consideration of the license agreement, the Company agreed to issue to Humanetics 38,000 shares of Common Stock with a value of $15.75 per share. The issuance of the Common Stock resulted in a $598,500 non-cash charge during the quarter ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the United States Securities and Exchange Commission on March 20, 2000.

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

     We are pursuing a partially integrated approach to building our business. As such, we intend to utilize third parties for many of our activities such as clinical development and manufacturing. We believe by being involved in the design and supervision of these activities, but not the day-to-day execution, we can preserve our flexibility and limit our net losses during the development phase. If we are able to successfully develop HE2000 or other pharmaceutical products, we anticipate marketing them directly in the U.S. and potentially elsewhere, subject to applicable regulatory approvals. For certain therapeutic indications or geographic regions, we anticipate establishing strategic collaborations to commercialize these opportunities.

     We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of March 31, 2000, had an accumulated deficit of approximately $44.5 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

     Hollis-Eden has been unprofitable since inception. We expect to incur substantial additional operating losses for at least the next few years as we increase expenditures on research and development and begin to allocate significant and increasing resources to our clinical testing and other activities. In addition, during the next few years, we will have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of future operating or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidate to market.

RESULTS OF OPERATIONS

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through March 31, 2000. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses in addition to expenses related to the startup of our business. From the founding until March 31, 2000, we have incurred expenses of approximately $29.3 million in research and development and $19.4 million in general and administrative expenses, which has been partially offset by $4.2 million in net interest income resulting in a cumulative loss of $44.5 million, of which $21.8 million consisted of non-cash expenses.

     Research and development operating expenses increased to $4.2 million from $759,000 for the three-month period ended March 31, 2000 and 1999, respectively. Included in the first quarter of 2000 was $2.2 million in license and collaboration expenses related to new or restructured collaborations. There were no such expenses in the first quarter of 1999. Research and development operating expenses relate primarily to ongoing development, preclinical testing and clinical trial expenses for the Company's drug candidates. The increase in research and development operating expenses for the three-month period ended March 31, 2000, as compared to the same period in 1999, was due mainly to increased staffing and preclinical and clinical trial activities.

     In the three months ended March 31, 2000, research and development non-cash charges of $11.2 million were incurred for costs relating to issuances of Common Stock and warrants. The non-cash charges are comprised of $10.7 million relating to our new Technology Assignment Agreement (see note 2) and $500,000 relating to our new license agreement with Humanetics Corporation (see note 3). There were no such charges for the same time period in 1999.

     General and administrative operating expenses were $1,077,000 for the three-month period ended March 31, 2000, compared to $966,000 for the same period in 1999, reflecting an increase of $111,000. The general and administrative expenses relate to staffing, facilities, supplies, benefits, recruiting, legal and travel. The increase in general and administrative operating expenses was mainly due to expenses associated with the growth of the Company's operations.

     During the three-month period ending March 31, 1999, $7.1 million in general and administrative expenses were incurred for non-cash charges relating to issuances of options and warrants. There were no such charges for the three-month period ended March 31, 2000.

     Net interest income increased to $644,000 for the three-month period ended March 31, 2000, compared to $498,000 for the same period in 1999. The interest income increase is primarily due to higher interest rates and higher average balances of cash and cash equivalents as a result of our private placement of common stock on January 25, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Hollis-Eden has financed its operations since inception through the sale of shares of stock and with loans from our founder, Richard B. Hollis, which were repaid in January 1996.

     During the year ended December 31, 1995, Hollis-Eden received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the merger of Initial Acquisition Corp. and Hollis-Eden provided us with $6.5 million in cash and other receivables. During May 1998, we closed a private placement of shares of Common and Preferred Stock with gross proceeds totaling $20.6 million. During January 1999, we closed two private placements of shares of Common Stock with aggregate gross proceeds of approximately $24.8 million. In addition, we have received $12.6 million from the exercise of options and warrants.

     Hollis-Eden's operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2001. There can be no assurance, however, that changes in our research and development plans or other events affecting our operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that we will be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. In any event, we expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On January 20, 2000, Hollis-Eden reached a settlement on its pending arbitration with Patrick T. Prendergast, Colthurst and Edenland. The Settlement and Mutual Release Agreement completely disposed of all of the matters that were at issue in the pending arbitration. In addition, the parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement (see note 2).

     The settlement resulted in the Company acquiring ownership rights to HE2000 and terminating all future obligations under the Colthurst and Edenland License Agreements, and the Research, Development and Option Agreements.


ITEM 2.   CHANGES IN SECURITIES

     During January 2000, the Company entered into a new Technology Assignment Agreement which replaces the Colthurst License Agreement. The Company agreed to issue 660,000 shares of Common Stock and warrants to purchase an aggregate of 400,000 shares of Common Stock with an exercise price of $25 per share. Only 132,000 shares of Common Stock are to be issued in 2000, with the remaining Common Stock to be issued over the next four years conditioned on Colthurst's and Mr. Prendergast's continued compliance with the agreement. In addition, all of the shares under the warrant will vest over the next four years conditioned on continued compliance with the agreement.

     During January 2000, the Company entered into a license agreement with Humanetics Corporation. The Company agreed to issue to Humanetics as a license fee, 38,000 shares of Common Stock.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:


     27   Financial Data Schedule (filed electronically only)


     The Company filed the following report on Form 8-K during the quarter:

     On February 4, 2000, a report on Form 8-K dated January 20, 2000 was filed with the SEC announcing that the Company had reached a settlement on its pending arbitration with Patrick T. Prendergast, Colthurst Limited and Edenland, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated:  April 28, 2000                       By:  /s/  Daniel D. Burgess
                                                  ----------------------------
                                                  Daniel D. Burgess
                                                  Chief Operating Officer/
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


                                             By:  /s/  Robert W. Weber
                                                  -----------------------------
                                                  Robert W. Weber
                                                  Vice President-Controller/
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

INDEX TO EXHBITS

27    Financial Data Schedule (Filed Electronically Only)