Form 10-Q
period 2000-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2000-07-26
CIK 899394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended June 30, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the period from ___________ to ____________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of July 26, 2000 there were 11,248,853 shares of registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                                    Form 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
ITEM 1    Financial Statements.............................................    3

          Balance Sheets - June 30, 2000 and December 31, 1999.............    3

          Statements of Operations for the Three-Month and Six-Month
          Periods Ended June 30, 2000 and 1999 and Period from
          August 15, 1994 to June 30, 2000.................................    4

          Statements of Cash Flows for the Six-Month Period Ended
          June 30, 2000 and 1999 and Period from August 15, 1994
          to June 30, 2000.................................................    5

          Notes to Financial Statements....................................    6

ITEM 2    Management's Discussion and Analysis of Results of Operations
          and Financial Condition..........................................    7

ITEM 3    Quantitative and Qualitative Disclosures about Market Risk.......    9


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings................................................   10

ITEM 2    Changes in Securities............................................   10

ITEM 3    Defaults Upon Senior Securities..................................   10

ITEM 4    Submission of Matters to a Vote of Security Holders..............   10

ITEM 5    Other Information................................................   10

ITEM 6    Exhibits and Reports on Form 8-K.................................   10

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)

All numbers in thousands                               June 30,   Dec. 31,
                                                          2000       1999
                                                      --------    -------
ASSETS:
Current assets:
Cash and  cash equivalents.........................   $ 41,140    $47,486
Prepaid expenses...................................        197        115
Deposits...........................................         27         27
                                                      --------    -------
     Total current assets..........................     41,364     47,628

Property and equipment, net of accumulated
  depreciation of $149 and $97.....................        389        392
Other receivable from related party................        250        245

                                                      --------    -------
     Total assets..................................   $ 42,003    $48,265
                                                      ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses..............   $  2,151    $ 1,640
                                                      --------    -------
     Total liabilities.............................      2,151      1,640
                                                      --------    -------
Commitments and contingencies

Stockholders' equity:

  Preferred stock, no par value, 10,000 shares
    authorized; no shares outstanding .............         --         --
  Common stock, $.01 par value,
    30,000 shares authorized; 11,249 and 11,071
    shares issued and outstanding..................        112        111
  Paid-in capital..................................     78,055     75,155
  Common stock to be issued........................      9,240         --
  Deficit accumulated during development stage.....    (47,555)   (28,641)
                                                       -------    -------
    Total stockholders' equity.....................     39,852     46,625
                                                       -------    -------

    Total liabilities and stockholders' equity.....   $ 42,003    $48,265
                                                      ========    =======

   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
All numbers in thousands, except per share amounts
                                                                                                        Period from
                                                                                                          Inception
                                                                                                       (Aug.15,1994)
                                           3 months ended June 30,         6 months ended June 30,      to June 30
                                            2000            1999            2000            1999            2000
                                       ------------    ------------    ------------    ------------    ------------
Operating expenses:
 Research and development:
     R&D operating expenses ........   $      2,617    $      1,601    $      6,815    $      2,360    $     19,998
     R&D costs related to common
     stock, option, & warrant grants
     for collaborations ............             24            --            11,314            --            11,968
 General and administrative:
     G&A operating expenses ........          1,025           1,127           2,101           2,092          10,931
     G&A costs related to common
     stock, option, & warrant grants           --               148                           7,314           9,490
                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses ...........          3,666           2,876          20,230          11,766          52,387

Other income (expense):
 Interest income ...................            673             599           1,316           1,096           4,882
 Interest expense ..................           --              --              --                               (50)
                                       ------------    ------------    ------------    ------------    ------------
Total other income .................            673             599           1,316           1,096           4,832

Net loss ...........................   $     (2,993)   $     (2,277)   $    (18,914)   $    (10,670)   $    (47,555)
                                       ============    ============    ============    ============    ============
Net loss per share basic and
 diluted ...........................          (0.27)          (0.21)          (1.69)          (1.00)

Weighted average number of
 common shares outstanding
 basic and diluted .................         11,233          11,058          11,203          10,661


   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------
All numbers in thousands
                                                                                    Period from
                                                                                     Inception
                                                                                  (Aug. 15, 1994)
                                                       6 months ended June 30,       to June 30
                                                          2000        1999              2000
                                                        --------    --------       -------------
Cash flows from operating activities:
  Net loss ..........................................   $(18,914)   $(10,670)           $(47,555)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation ..................................         52          23                 149
      Common stock issued for the company 401k/m plan         63        --                    63
      Common stock issued as consideration for
       amendments/termination of agreements .........       --          --                    66
      Common stock/warants issued as consideration
       for the purchase of technology ...............     10,684        --                10,684
      Common stock issued as consideration
       for license fees and services ................        599        --                 1,194
      Expense related to options/warrants issued
       as consideration to consultants ..............         31       2,140               2,593
      Expense related to warrants issued to a
       director for successful closure of merger ....       --          --                   570
      Expense related to stock options issued .......       --         4,900               5,140
      Deferred compensation expense related
       to options issued ............................       --           285               1,210

Changes in assets and liabilities:
  Prepaid expenses ..................................        (75)        (96)               (197)
  Deposits ..........................................       --           (18)                (27)
  Receivable from related party .....................        (13)        (42)               (250)
  Accounts payable and accrued expenses .............        511         271               2,151
  Disposal of assets ................................       --             7                   7
  R & D fees payable to related party ...............       --          --                  --
                                                        --------    --------            --------
      Net cash used in operating activities .........     (7,062)     (3,200)            (24,202)
Cash flows provided by investing activities:
  Purchase of property and equipment ................        (49)       (269)               (544)
                                                        --------    --------            --------
      Net cash used in investing activities .........        (49)       (269)               (544)

Cash flows from financing activities:
  Borrowings from related party .....................       --          --                   342
  Payments on note payable to related party .........       --          --                  (342)
  Contributions from stockholder ....................       --          --                   103
  Net proceeds from sale of preferred stock .........       --          --                 4,000
  Net proceeds from sale of common stock ............       --        24,773              42,172
  Proceeds from issuance of debt ....................       --          --                   371
  Net proceeds from recapitalization ................       --          --                 6,271
  Net proceeds from warrants and options exercised ..        765       5,098              12,969
                                                        --------    --------            --------
      Net cash from financing activities ............        765      29,871              65,886

Net increase in cash ................................     (6,346)     26,402              41,140
Cash at beginning of period .........................     47,486      24,190                --
                                                        --------    --------            --------
Cash at end of period ...............................   $ 41,140    $ 50,592            $ 41,140
                                                        ========    ========            ========

   The accompanying notes are an integral part of these financial statements.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals, Inc. ("Hollis-Eden" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the United States Securities and Exchange Commission on March 20, 2000.

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

     The Technology Assignment Agreement replaces the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. Pursuant to the Technology Assignment Agreement, Mr. Prendergast and Colthurst assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement. In consideration for the termination of the Colthurst agreement, including Hollis-Eden's royalty obligations thereunder, and transfer of technology under the Technology Transfer Agreement, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Hollis-Eden Common Stock ("Common Stock") and warrants to purchase an aggregate of 400,000 shares of Common Stock with an exercise price of $25 per share. Since the technology is still in it's early stages, Hollis Eden incurred a one-time non-cash charge during January 2000, of $9.24 million and $1.44 million for the Common Stock and warrants issued, respectively. Only 132,000 of the 660,000 shares of Common Stock will be issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement. In addition, all of the shares under the warrant will vest over the next four years conditioned on continued compliance with the agreement. Continued compliance with the agreement is not dependant upon any substantive actions to be performed or taken by Prendergast or Colthurst. The compliance relates primarily to (i) their support of specified company actions and (ii) not conducting any research and development activities relating to the transferred technology. Accordingly, the shares of stock to be issued in the future have been recorded in stockholders' equity.

     The Sponsored Research and License Agreement replaces both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994 among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications. In consideration for the license agreement, within a month of receipt of all required documents, the Company was obligated to pay Edenland $2 million. The Company paid the $2 million to Edenland during the second quarter of 2000.

3.   ISSUANCE OF COMMON STOCK FOR LICENSE FEES

     The Company entered into an exclusive license agreement with Humanetics Corporation on January 28, 2000. In consideration of the license agreement, the Company agreed to issue to Humanetics 38,000 shares of Common Stock. The issuance of the Common Stock resulted in a $598,500 non-cash charge during the quarter ended March 31, 2000.

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


GENERAL

     Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis and malaria.

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

     We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of June 30, 2000, had an accumulated deficit of approximately $47.5 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

     Hollis-Eden has been unprofitable since inception and we expect to incur substantial additional operating losses for at least the next few years as we increase expenditures on research and development and begin to allocate significant and increasing resources to our clinical testing and other activities. In addition, during the next few years, we will have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of future operating or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidate to market.

RESULTS OF OPERATIONS

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through June 30, 2000. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses in addition to expenses related to the startup of our business. From the founding until June 30, 2000, we have incurred expenses of approximately $32 million in research and development and $20.4 million in general and administrative expenses, which has been partially offset by $4.9 million in net interest income resulting in a cumulative loss of $47.5 million, of which $21.7 million consisted of non-cash expenses.

     Research and development operating expenses increased to $2.6 million from $1.6 million and increased to $6.8 million from $2.4 million for the three- and six-month periods ended June 30, 2000 and 1999, respectively. Research and development operating expenses relate primarily to ongoing development, preclinical testing and clinical trial expenses for the Company's drug candidates. The increase in research and development operating expenses for the three- and six-month periods ended June 30, 2000, as compared to the same periods in 1999, was due mainly to increased staffing and preclinical and clinical trial activities. These expenses are expected to continue to increase as the Company expands its clinical activities. Included in the six-month period ended June 30, 2000 was $2.2 million in license and collaboration expenses related to new or restructured collaborations. The 1999 results included a $500,000 license fee.

     In the six-month period ended June 30, 2000, research and development non-cash charges of $11.3 million were incurred for costs relating to issuances of Common Stock and warrants. The non-cash charges are comprised mainly of $10.7 million relating to our new Technology Assignment Agreement (see note 2) and $600,000 relating to our new license agreement with Humanetics Corporation (see note 3). There were no such charges for the same time period in 1999.

     General and administrative operating expenses remained relatively unchanged at $1.0 million for the three-month period ended June 30, 2000, compared to $1.1 million for the same period in 1999, and $2.1 million for both six-month periods ended June 30, 2000 and 1999. General and administrative operating expenses relate to staffing, facilities, supplies, benefits, recruiting, legal and travel.

     During the six-month period ending June 30, 1999, $7.3 million in general and administrative expenses were incurred for non-cash charges relating to issuances of options and warrants. There were no comparable general and administrative charges for the six-month period ended June 30, 2000.

     Net interest income increased to $673,000 from $599,000 and to $1.3 million from $1.1 million for the three- and six-month periods ended June 30, 2000 and 1999, respectively. The increase in interest income is primarily due to higher interest rates from investment accounts.

LIQUIDITY AND CAPITAL RESOURCES

     Hollis-Eden has financed its operations since inception through the sale of shares of stock and with loans from its founder, Richard B. Hollis, which were repaid in January 1996.

     During the year ended December 31, 1995, Hollis-Eden received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the merger of Initial Acquisition Corp. and Hollis-Eden provided us with $6.5 million in cash and other receivables. During May 1998, we closed a private placement of shares of Common and Preferred Stock with gross proceeds totaling $20.6 million. During January 1999, we closed two private placements of shares of Common Stock with aggregate gross proceeds of approximately $24.8 million. In addition, we have received $13.0 million from the exercise of options and warrants.

     Hollis-Eden's operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least into 2002. There can be no assurance, however, that changes in our research and development plans or other events affecting our operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that we will be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. In any event, we expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

     This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with Year 2000 compliance by the Company or its service or supply providers, possible work stoppages or increases in labor costs, effects of competition, litigation results or effects, and other factors which maybe outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Please refer to Form 10-Q for Quarterly Period Ended March 31, 2000 filed on May 2, 2000.

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of Stockholders of Hollis-Eden Pharmaceuticals was held on June 23, 2000. At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

          (1) To elect two Class III directors to hold office until the 2003 Annual Meeting of Stockholders. Elected to serve as Class III directors were Richard B. Hollis and Leonard Makowka M.D., Ph.D., FRCS(C), FACS. For each elected director the results of voting were: 9,327,135 for, 128,782 withheld, and 0 abstained. The continuing directors are Salvatore J. Zizza, Paul Bagley, William
               H. Tilley, Thomas Charles Merigan, Jr., M.D and Brendan R. McDonnell.

          (2) To approve the Company's 1997 Incentive Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares to a total of 2,750,000 shares. The 1997 Incentive Stock option Plan, as amended, was approved with the following votes:
               9,080,069 for, 271,742 against, and 104,106 abstained.

          (3) To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 2000. The selection of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 2000 was ratified with the following votes: 9,433,543 for, 12,976 against, and 9,398 abstained.

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

          27   Financial Data Schedule (filed electronically only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated:  July 25, 2000                     By: /s/  Daniel D. Burgess
                                             ------------------------
                                             Daniel D. Burgess
                                             Chief Operating Officer/
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                          By: /s/  Robert W. Weber
                                             ------------------------
                                             Robert W. Weber
                                             Vice President-Controller/
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)


INDEX TO EXHIBITS


27   FINANCIAL DATA SCHEDULE (FILED ELECTRONICALLY ONLY)