Form 10-Q
period 2000-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2000-11-13
CIK 899394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
                         Quarterly Report Under Section 13 or 15 (d)
   X                  Of the Securities Exchange Act of 1934
-------

                  For Quarterly Period Ended September 30, 2000

                         Transition Report Pursuant to Section 13 or 15(d)
_______         of the Securities Exchange Act 1934 for the period
                               from ___ to ___.

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

                         YES     X                 NO

As of November 10, 2000 there were 11,589,525 shares of registrant's Common Stock, $.01 par value, outstanding.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   Form 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

PART I           Financial Information                                                                         Page
                                                                                                               ----
Item  1      Financial Statements..........................................................................       3

             Balance Sheets - September 30, 2000 and December 31, 1999.....................................       3

             Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30,
             2000 and 1999 and Period from August 15, 1994 to September 30, 2000...........................       4

             Statements of Cash Flows for the Nine-Month Period Ended September 30, 2000 and 1999 and
             Period from August 15, 1994 to September 30, 2000.............................................       5

             Notes to Financial Statements.................................................................       6

Item 2       Management's Discussion and Analysis of Results of Operations and Financial
              Condition....................................................................................       7

Item  3      Quantitative and Qualitative Disclosures about Market Risk....................................      10

PART II          Other Information

Item 1       Legal Proceedings.............................................................................      10

Item 2       Changes in Securities.........................................................................      10

Item 3       Defaults Upon Senior Securities...............................................................      10

Item 4       Submission of Matters to a Vote of Security Holders...........................................      10

Item 5       Other Information.............................................................................      10

Item 6       Exhibits and Reports on Form 8-K..............................................................      10

Part I.    Financial Information


Item I.    Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

All numbers in thousands                                                  Sept. 30,            Dec. 31,
                                                                               2000                1999
                                                                           --------            --------
ASSETS:
Current assets:
Cash and cash equivalents.....................................    $          38,776   $          47,486
Prepaid expenses..............................................                  143                 115
Deposits......................................................                   27                  27
                                                                  -----------------   -----------------
  Total current assets........................................               38,946              47,628

Property and equipment, net of accumulated
 depreciation of $176 and $97.................................                  373                 392
Deferred acquisition costs....................................                  127                   -
Other receivable from related party...........................                  254                 245
                                                                  -----------------   -----------------
  Total assets................................................    $          39,700   $          48,265
                                                                  =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses.........................    $           2,103   $           1,640
                                                                  -----------------   -----------------
  Total liabilities...........................................                2,103               1,640
                                                                  -----------------   -----------------

Commitments and contingencies

Stockholders' equity:

Preferred stock, no par value, 10,000 shares
 authorized; no shares outstanding............................    $               -   $               -
Common stock, $.01 par value,
 30,000 shares authorized; 11,381 and
 11,071 shares issued and outstanding.........................                  114                 111
Paid-in capital...............................................               79,925              75,155
Common stock to be issued.....................................                7,392                   -
Deficit accumulated during development stage..................              (49,834)            (28,641)
                                                                  -----------------   -----------------
  Total stockholders' equity..................................               37,597              46,625
                                                                  -----------------   -----------------

  Total liabilities and stockholders' equity..................    $          39,700   $          48,265
                                                                  =================   =================

        The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------
All numbers in thousands, except per share amounts

                                                                                                                     Period from
                                                                                                                       Inception
                                                                                                                   (Aug.15,1994)
                                                  3 months ended Sept. 30,            9 months ended Sept. 30,       to Sept. 30
                                                       2000           1999             2000               1999              2000
                                                    -------        -------         --------           --------          --------
Operating expenses:
 Research and development:
   R&D operating expenses...................   $      2,147   $      1,406     $      8,963       $      3,766     $      22,145
   R&D costs related to common
   stock, option, & warrant grants
   for collaborations.......................             24              7           11,338                 10            11,992
 General and administrative:
   G&A operating expenses...................            771            791            2,872              2,884            11,702
   G&A costs related to common
   stock, option, & warrant grants..........              -            158                -              7,469             9,490
                                               ------------   ------------     ------------       ------------      ------------
Total operating expenses....................          2,942          2,362           23,173             14,129            55,329

Other income (expense):
 Interest income............................            663            608            1,980              1,704             5,545
 Interest expense...........................              -              -                -                  -               (50)
                                               ------------   ------------     ------------       ------------      ------------
Total other income..........................            663            608            1,980              1,704             5,495
                                               ------------   ------------     ------------       ------------      ------------

Net loss....................................   $     (2,279)  $     (1,754)    $    (21,193)      $    (12,425)     $    (49,834)
                                               ============   ============     ============       ============      ============

Net loss per share-basic and diluted........          (0.20)         (0.16)           (1.89)             (1.15)

Weighted average number of common
 shares outstanding-basic and diluted.......         11,315         11,059           11,240             10,794

  The accompanying notes are an integral part of these financial Statements.

(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

All numbers in thousands

                                                                                                                       Period from
                                                                                                                         Inception
                                                                                                                   (Aug. 15, 1994)
                                                                                 9 months ended Sept. 30,              to Sept. 30
                                                                                2000                 1999                     2000
                                                                    ----------------     ----------------         ----------------
Cash flows from operating activities:
 Net loss.......................................................... $        (21,193)    $        (12,425)        $        (49,834)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation....................................................               78                   44                      176
   Common stock issued for the company 401k/m plan.................               63                    -                       63
   Common stock issued as consideration for
    amendments/termination of agreements...........................                -                    -                       66
   Common stock/warrants issued as consideration
    for the purchase of technology.................................           10,684                    -                   10,684
   Common stock issued as consideration
    for license fees and services..................................              599                    -                    1,194
   Expense related to options/warrants issued
    as consideration to consultants................................               55                2,150                    2,618
   Expense related to warrants issued to a
    director for successful closure of merger......................                -                    -                      570
   Expense related to stock options issued.........................                -                4,900                    5,140
   Deferred compensation expense related
    to options issued..............................................                -                  439                    1,210

Changes in assets and liabilities:
 Prepaid expenses..................................................              (28)                 (55)                    (143)
 Deposits..........................................................                -                  (18)                     (27)
 Receivable from related party.....................................               (9)                 (44)                    (254)
 Accounts payable and accrued expenses.............................              336                  346                    1,976
 Disposal of assets................................................                -                    7                        7
 R & D fees payable to related party...............................                -                    -                        -
                                                                    ----------------     ----------------         ----------------
   Net cash used in operating activities...........................           (9,415)              (4,656)                 (26,554)

Cash flows provided by investing activities:
 Purchase of property and equipment................................              (60)                (338)                    (556)
                                                                    ----------------     ----------------         ----------------
   Net cash used in investing activities...........................              (60)                (338)                    (556)

Cash flows from financing activities:
 Borrowings from related party.....................................                -                    -                      342
 Payments on note payable to related party.........................                -                    -                     (342)
 Contributions from stockholder....................................                -                    -                      103
 Net proceeds from sale of preferred stock.........................                -                    -                    4,000
 Net proceeds from sale of common stock............................                -               24,772                   42,172
 Proceeds from issuance of debt....................................                -                    -                      371
 Net proceeds from recapitalization................................                -                    -                    6,271
 Net proceeds from warrants and options exercised..................              765                5,118                   12,969
                                                                    ----------------     ----------------         ----------------
   Net cash from financing activities..............................              765               29,890                   65,886

Net increase in cash...............................................           (8,710)              24,896                   38,776
Cash at beginning of period........................................           47,486               24,190                        -
                                                                    ----------------     ----------------         ----------------
Cash at end of period.............................................. $         38,776     $         49,086         $         38,776
                                                                    ================     ================         ================


        The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   Basis of Presentation

     The information at September 30, 2000, and for the three-month and nine-month periods ended September 30, 2000 and 1999, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals, Inc. ("Hollis-Eden" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the United States Securities and Exchange Commission on March 20, 2000.

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

     The Technology Assignment Agreement replaces the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. Pursuant to the Technology Assignment Agreement, Mr. Prendergast and Colthurst assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement. In consideration for the termination of the Colthurst agreement, including Hollis-Eden's royalty obligations thereunder, and transfer of technology under the Technology Transfer Agreement, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Hollis-Eden Common Stock ("Common Stock") and warrants to purchase an aggregate of 400,000 shares of Common Stock with an exercise price of $25 per share. Since the technology is still in it's early stages, Hollis Eden incurred a one-time non-cash charge during January 2000, of $9.24 million and $1.44 million for the Common Stock and warrants issued, respectively. Only 132,000 of the 660,000 shares of Common Stock were issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement. In addition, all of the shares under the warrant will vest over the next four years conditioned on continued compliance with the agreement. Continued compliance with the agreement is not dependant upon any substantive actions to be performed or taken by Prendergast or Colthurst. The compliance relates primarily to (i) their support of specified company actions and (ii) not conducting any research and
development activities relating to the transferred technology.   Accordingly,
the shares of stock to be issued in the future have been recorded in stockholders' equity.

     The Sponsored Research and License Agreement replaces both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994 among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications. In consideration for the license agreement, the Company paid $2 million to Edenland during the second quarter of 2000.

3.   Issuance of Common Stock for License Fees

     The Company entered into an exclusive license agreement with Humanetics Corporation on January 28, 2000. In consideration of the license agreement, the Company agreed to issue to Humanetics 38,000 shares of Common Stock. The issuance of the Common Stock resulted in a $598,500 non-cash charge during the quarter ended March 31, 2000.

4.   Subsequent Events

     On October 11, 2000, the Company acquired a 21% equity stake in Aeson Therapeutics, Inc., an Arizona-based company which is developing molecules that are analogs with similar biological properties to HE2000, the Company's lead compound in development. The Company exchanged $2 million in cash and 208,681 shares of Hollis-Eden Common Stock for its equity interest in Aeson. In addition, the Company also obtained an exclusive worldwide sublicense to three issued patents (not including fluasterone) from Aeson. As part of the transaction, Aeson and its shareholders have granted the Company an exclusive option to acquire the remainder of Aeson at a pre-determined price at any time during the next 30 months. Regardless of whether the Company elects to exercise this option, however, the Company will retain its exclusive sublicense to the three patents.

Aeson's lead compound, fluasterone, is in Phase II clinical studies for cardiovascular disease and actinic keratosis, a precursor to squamous cell cancer, as well as in preclinical studies in other indications. The cash portion of the Company's investment will be used by Aeson to fund specific studies with fluasterone as well as other compounds in its pipeline.

Since the technology is still in its early stages, the Company expects to take a one-time charge for in process research and development of approximately $4 million during the fourth quarter of 2000.

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

General

     Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products primarily for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis and malaria.

     We are focusing our initial development efforts on a potent series of immune regulatory hormones and hormone analogs. Our lead compound in this series, HE2000, is currently in clinical studies in the U.S. and South Africa. HE2000 appears from early clinical studies to help reestablish immune system balance in situations such as HIV where the immune system is dysregulated. In the setting of HIV we believe that, by reestablishing this balance, the immune system may be able to better control virus levels and potentially delay or prevent the progression to AIDS. In addition, based on the mechanism of action, we believe this compound will have an attractive safety profile and will avoid issues of resistance that plague many existing antiviral drugs.

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

     We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of September 30, 2000, had an accumulated deficit of approximately $49.8 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

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

Results of Operations

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through September 30, 2000. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses in addition to expenses related to the startup of our business. From the founding until September 30, 2000, we have incurred expenses of approximately $34.1 million in research and development and $21.2 million in general and administrative expenses, which has been partially offset by $5.5 million in net interest income resulting in a cumulative loss of $49.8 million, of which $21.7 million consisted of non-cash expenses.

     Research and development operating expenses increased to $2.1 million from $1.4 million and increased to $9.0 million from $3.8 million for the three- and nine-month periods ended September 30, 2000 and 1999, respectively. Research and development operating expenses relate primarily to ongoing development, preclinical testing and clinical trial expenses for the Company's drug candidates. The increase in research and development operating expenses for the three- and nine-month periods ended September 30, 2000, as compared to the same periods in 1999, was due mainly to increased staffing and preclinical and clinical trial activities. These expenses are expected to continue to increase as the Company expands its clinical activities. Included in the nine-month period ended September 30, 2000 was $2.2 million in license and collaboration expenses related to new or restructured collaborations. The 1999 results included a $500,000 license fee.

     In the nine-month period ended September 30, 2000, research and development non-cash charges of $11.3 million were incurred for costs relating to issuances of Common Stock and warrants. The non-cash charges are comprised mainly of $10.7 million relating to our new Technology Assignment Agreement (see note 2) and $600,000 relating to our new license agreement with Humanetics Corporation (see note 3). There were no such charges for the same time period in 1999.

     General and administrative operating expenses remained relatively unchanged at $0.8 million for both the three-month period ended September 30, 2000 and 1999, and $2.9 million for both nine-month periods ended September 30, 2000 and 1999. General and administrative operating expenses relate to staffing, facilities, supplies, benefits, recruiting, legal and travel.

     During the nine-month period ending September 30, 1999, $7.5 million in general and administrative expenses were incurred for non-cash charges relating to issuances of options and warrants. There were no comparable general and administrative charges for the nine-month period ended September 30, 2000.

     Net interest income increased to $663,000 from $608,000 and to $1.9 million from $1.7 million for the three- and nine-month periods ended September 30, 2000 and 1999, respectively. The change in interest income is due primarily to higher interest rates from investment accounts, partially offset by lower cash balances.

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

     Hollis-Eden's operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2002. There can be no assurance, however, that changes in our research and development plans or other events affecting our operating expenses will not result in the expenditure of such cash before that time. No assurance can be given that we will be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. In any event, we expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

     This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, possible disruptions in the Company's computer or telephone systems, possible work stoppages or increases in labor costs, effects of competition, litigation results or effects, and other factors which maybe outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

                               HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated:  November 10, 2000      By:     /s/ Daniel D. Burgess
                                   ------------------------------
                                       Daniel D. Burgess
                                       Chief Operating Officer/
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                               By:     /s/ Robert W. Weber
                                   ------------------------------
                                       Robert W. Weber
                                       Vice President-Controller/
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)


INDEX TO EXHIBITS


27  Financial Data Schedule (Filed Electronically Only)