Form 10-Q/A
period 2000-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2001-03-30
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A

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

     During January 2000, Hollis-Eden entered into new agreements settling its pending arbitration with Mr. Prendergast, Colthurst and Edenland. In consideration for the foregoing, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock will be issued in 2000 with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the conditions. In addition, all of the shares under the warrant vest over four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the conditions. Originally, Hollis-Eden booked during the first quarter of 2000, a one-time non-cash charge of $10.7 million for all of the Comon Stock and warrants to be issued for the transfer of technology to the Company.

     Based on further analysis of the accounting treatment (see footnote 2 of the financial statements) and subsequent events, the Company has reversed all such charges for the shares and warrants except for those shares actually issued during 2000. Thus, during the first quarter of 2000, the Company took a non-cash charge of $1.9 million representing the fair value of 132,000 shares due under the agreement during 2000.

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

Part I.   Financial Information

Item 1.   Financial Statements

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
================================================================================
All numbers in thousands
                                                      March 31,   Dec. 31,
                                                        2000        1999
                                                      --------    --------
ASSETS:
 Current assets:
 Cash and cash equivalents ........................   $ 45,044    $ 47,486
 Prepaid expenses .................................        237         115
 Deposits .........................................         27          27
                                                      --------    --------
      Total current assets ........................     45,308      47,628

 Property and equipment, net of accumulated
   depreciation of $122 and $97 ...................        393         392
 Other receivable from related party ..............        247         245
                                                      --------    --------
      Total assets ................................   $ 45,948    $ 48,265
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
 Accounts payable and accrued expenses ............   $  3,511    $  1,640
                                                      --------    --------
      Total liabilities ...........................      3,511       1,640

 Commitments and contingencies

 Stockholders' equity:

   Preferred stock, no par value, 10,000 shares
     authorized; no shares outstanding ............        --          --
   Common stock, $.01 par value,
     30,000 shares authorized; 11,206 and
     11,071 shares issued and outstanding .........        112         111
   Paid-in capital ................................     76,203      75,155
   Common stock to be issued ......................      1,848        --
   Deficit accumulated during development stage ...    (35,726)    (28,641)
                                                      --------    --------
     Total stockholders' equity ...................     42,437      46,625
                                                      --------    --------
     Total liabilities and stockholders' equity ...   $ 45,948    $ 48,265
                                                      ========    ========


   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
================================================================================
All numbers in thousands, except per share amounts

                                                                           Period from
                                                                            Inception
                                                                          (Aug. 15, 1994)
                                            3 months ended March 31         to March 31,
                                              2000            1999             2000
                                          ------------    ------------    ------------
Operating expenses:

 Research and development:
     R&D operating expenses ...........   $      4,198    $        759    $     17,381
     R&D costs related to common
     stock and stock option grants
     for collaborations ...............          2,454            --             3,081

 General and administrative:
     G&A operating expenses ...........          1,077             966           9,907
     G&A costs related to common
     stock, option, & warrant grants              --             7,166           9,516
                                          ------------    ------------    ------------

Total operating expenses ..............          7,729           8,891          39,885

Other income (expense):
 Interest income ......................            644             498           4,209
 Interest expense .....................           --              --               (50)
                                          ------------    ------------    ------------
 Total other income ...................            644             498           4,159
                                          ------------    ------------    ------------
Net loss ..............................   $     (7,085)   $     (8,393)   $    (35,726)
                                          ============    ============    ============


Net loss per share ....................   $      (0.63)   $      (0.92)

Weighted average number of
 common shares outstanding ............         11,173           9,102

   The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
================================================================================
All numbers in thousands

                                                                                Period from
                                                                                  Inception
                                                           3 months ended      (Aug. 15, 1994)
                                                              March 31,          to March 31,
                                                          2000        1999           2000
                                                        --------    --------    -------------
Cash flows from operating activities:
  Net loss ..........................................   $ (7,085)   $ (3,393)   $(35,726)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation ..................................         25           6         122
      Common stock issued for the company 401k/m plan         63        --            63
      Common stock issued as consideration for
       amendments/termination of agreements .........       --          --            66
      Common stock to be issued as consideration
       for the purchase of technology ...............      1,848        --         1,848
      Common stock issued as consideration
       for license fees and services ................        599        --         1,194
      Expense related to options/warrants issued
       as consideration to consultants ..............          7       2,140       2,569
      Expense related to warrants issued to a
       director for successful closure of merger ....       --          --           570
      Expense related to stock options issued .......       --         4,900       5,140
      Deferred compensation expense related
       to options issued ............................       --           136       1,210

Changes in assets and liabilities:
  Prepaid expenses ..................................       (122)       (136)       (237)
  Deposits ..........................................       --           (18)        (27)
  Receivable from related party .....................         (3)        (39)       (247)
  Accounts payable and accrued expenses .............      1,871         248       3,511
  Disposal of assets ................................       --             7           7
  R & D fees payable to related party ...............       --          --          --
                                                        --------    --------    --------
      Net cash used in operating activities .........     (2,797)     (1,149)    (19,937)


Cash flows provided by investing activities:
  Purchase of property and equipment ................        (26)        (42)       (522)
                                                        --------    --------    --------
      Net cash used in investing activities .........        (26)        (42)       (522)

Cash flows from financing activities:
  Borrowings from related party .....................       --          --           342
  Payments on note payable to related party .........       --          --          (342)
  Contributions from stockholder ....................       --          --           104
  Net proceeds from sale of preferred stock .........       --          --         4,000
  Net proceeds from sale of common stock ............       --        24,773      42,172
  Proceeds from issuance of debt ....................       --          --           371
  Net proceeds from recapitalization ................       --          --         6,271
  Net proceeds from warrants exercised ..............        381       5,098      12,585
                                                        --------    --------    --------
      Net cash from financing activities ............        381      29,871      65,503

Net increase in cash ................................     (2,442)     28,680      45,044
Cash at beginning of period .........................     47,486      24,190        --
                                                        --------    --------    --------
Cash at end of period ...............................   $ 45,044    $ 52,870    $ 45,044
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

2.  Issuance of Common Stock / Warrants for Technology Acquisition

     On January 20, 2000, Hollis-Eden reached a settlement on its pending arbitrations with Mr. Prendergast, Colthurst and Edenland. The Settlement and Mutual Release Agreement completely disposed of all of the matters that were at issue in the pending arbitrations. In addition, the parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement.

     The Technology Assignment Agreement replaces the Colthurst License Agreement. Pursuant to the Technology Assignment Agreement, Mr. Prendergast and Colthurst assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including HE2000, Hollis-Eden's lead clinical compound. The annual license fee of $500,000 and the royalty obligations under the Colthurst License Agreement have been eliminated. In consideration for the foregoing, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock will be issued in 2000 with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). In addition, all of the shares under the warrant vest over four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below).

     The Sponsored Research and License Agreement replaces the Edenland License Agreement and the Research, Development and Option Agreement. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications, and Hollis-Eden agreed to fund additional preclinical research projects conducted by Edenland. Hollis-Eden will also have exclusive license rights to all results of such research and will have royalty obligations to Edenland on sales of new products, if any, resulting from such research. In consideration for the license agreement, within a month of receipt of all required documents, the Company is obligated to pay Edenland $2 million. These funds were accrued in the first quarter of 2000.

     As stated above, the issuance of the additional shares of Common Stock and the vesting of the warrant is dependent upon the satisfaction of certain conditions (the "Conditions"), including (i) support of Hollis-Eden's actions by Mr. Prendergast and Colthurst, by voting their shares of Hollis-Eden stock in favor of management and (ii) Mr. Prendergast and his affiliated companies not conducting research and development activities relating to the transferred technology. In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, these future events could not be determined at the date of the agreements (January 2000). Accordingly, the shares and warrants will be accounted for as they vest or are issued. During the first quarter of 2000, we recorded a research and development charge for $1.9 million representing the fair value of the 132,000 shares due under the agreement during 2000.

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

     We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of March 31, 2000, had an accumulated deficit of approximately $35.7 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

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

RESULTS OF OPERATIONS

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through March 31, 2000. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses in addition to expenses related to the startup of our business. From the founding until March 31, 2000, we have incurred expenses of approximately $20.5 million in research and development and $19.4 million in general and administrative expenses, which has been partially offset by $4.2 million in net interest income resulting in a cumulative loss of $35.7 million, of which $12.6 million consisted of non-cash expenses.

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

     In the three months ended March 31, 2000, research and development non-cash charges of $2.5 million were incurred for costs relating to issuances of Common Stock. The non-cash charges are comprised of $1.9 million relating to our new Technology Assignment Agreement (see note 2) and $600,000 relating to our new license agreement with Humanetics Corporation (see note 3). There were no such charges for the same time period in 1999.

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


     None


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

                                             HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated:  March 28, 2001                       By:  /s/  Daniel D. Burgess
                                                  ----------------------------
                                                  Daniel D. Burgess
                                                  Chief Operating Officer/
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


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