Form 10-Q/A
period 2000-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2001-03-30
CIK 899394

================================================================================

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

     Based on further analysis of the accounting treatment (see footnote 2 of the financial statements) and subsequent events, the Company has reversed all such charges for the shares and warrants except for those shares actually issued during 2000. Thus, during the first quarter of 2000, the Company took a non-cash charge of $1.9 million representing the fair value of 132,000 shares, due under the agreement during 2000.

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

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)

All numbers in thousands                               June 30,   Dec. 31,
                                                          2000       1999
                                                      --------    -------
ASSETS:
Current assets:
Cash and  cash equivalents.........................   $ 41,140    $47,486
Prepaid expenses...................................        197        115
Deposits...........................................         27         27
                                                      --------    -------
     Total current assets..........................     41,364     47,628

Property and equipment, net of accumulated
  depreciation of $149 and $97.....................        389        392
Other receivable from related party................        250        245

                                                      --------    -------
     Total assets..................................   $ 42,003    $48,265
                                                      ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses..............   $  2,151    $ 1,640
                                                      --------    -------
     Total liabilities.............................      2,151      1,640
                                                      --------    -------
Commitments and contingencies

Stockholders' equity:

  Preferred stock, no par value, 10,000 shares
    authorized; no shares outstanding .............         --         --
  Common stock, $.01 par value,
    30,000 shares authorized; 11,249 and 11,071
    shares issued and outstanding..................        112        111
  Paid-in capital..................................     76,611     75,155
  Common stock to be issued........................      1,848         --
  Deficit accumulated during development stage.....    (38,719)   (28,641)
                                                       -------    -------
    Total stockholders' equity.....................     39,852     46,625
                                                       -------    -------

    Total liabilities and stockholders' equity.....   $ 42,003    $48,265
                                                      ========    =======

   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
All numbers in thousands, except per share amounts
                                                                                                        Period from
                                                                                                          Inception
                                                                                                       (Aug.15,1994)
                                           3 months ended June 30,         6 months ended June 30,      to June 30
                                            2000            1999            2000            1999            2000
                                       ------------    ------------    ------------    ------------    ------------
Operating expenses:
 Research and development:
     R&D operating expenses ........   $      2,617    $      1,601    $      6,815    $      2,360    $     19,998
     R&D costs related to common
     stock and stock option grants
     for collaborations ............             24            --             2,478            --             3,132
 General and administrative:
     G&A operating expenses ........          1,025           1,127           2,101           2,092          10,931
     G&A costs related to common
     stock, option, & warrant grants           --               148                           7,314           9,490
                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses ...........          3,666           2,876          11,394          11,766          43,551

Other income (expense):
 Interest income ...................            673             599           1,316           1,096           4,882
 Interest expense ..................           --              --              --                               (50)
                                       ------------    ------------    ------------    ------------    ------------
Total other income .................            673             599           1,316           1,096           4,832

Net loss ...........................   $     (2,993)   $     (2,277)   $    (10,078)   $    (10,670)   $    (38,719)
                                       ============    ============    ============    ============    ============
Net loss per share basic and
 diluted ...........................          (0.27)          (0.21)          (0.90)          (1.00)

Weighted average number of
 common shares outstanding
 basic and diluted .................         11,233          11,058          11,203          10,661


   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------
All numbers in thousands
                                                                                    Period from
                                                                                     Inception
                                                                                  (Aug. 15, 1994)
                                                       6 months ended June 30,       to June 30
                                                          2000        1999              2000
                                                        --------    --------       -------------
Cash flows from operating activities:
  Net loss ..........................................   $(10,078)   $(10,670)           $(38,719)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation ..................................         52          23                 149
      Common stock issued for the company 401k/m plan         63        --                    63
      Common stock issued as consideration for
       amendments/termination of agreements .........       --          --                    66
      Common stock to be issued as consideration
       for the purchase of technology ...............      1,848        --                 1,848
      Common stock issued as consideration
       for license fees and services ................        599        --                 1,194
      Expense related to options/warrants issued
       as consideration to consultants ..............         31       2,140               2,593
      Expense related to warrants issued to a
       director for successful closure of merger ....       --          --                   570
      Expense related to stock options issued .......       --         4,900               5,140
      Deferred compensation expense related
       to options issued ............................       --           285               1,210

Changes in assets and liabilities:
  Prepaid expenses ..................................        (75)        (96)               (197)
  Deposits ..........................................       --           (18)                (27)
  Receivable from related party .....................        (13)        (42)               (250)
  Accounts payable and accrued expenses .............        511         271               2,151
  Disposal of assets ................................       --             7                   7
  R & D fees payable to related party ...............       --          --                  --
                                                        --------    --------            --------
      Net cash used in operating activities .........     (7,062)     (3,200)            (24,202)
Cash flows provided by investing activities:
  Purchase of property and equipment ................        (49)       (269)               (544)
                                                        --------    --------            --------
      Net cash used in investing activities .........        (49)       (269)               (544)

Cash flows from financing activities:
  Borrowings from related party .....................       --          --                   342
  Payments on note payable to related party .........       --          --                  (342)
  Contributions from stockholder ....................       --          --                   103
  Net proceeds from sale of preferred stock .........       --          --                 4,000
  Net proceeds from sale of common stock ............       --        24,773              42,172
  Proceeds from issuance of debt ....................       --          --                   371
  Net proceeds from recapitalization ................       --          --                 6,271
  Net proceeds from warrants and options exercised ..        765       5,098              12,969
                                                        --------    --------            --------
      Net cash from financing activities ............        765      29,871              65,886

Net increase in cash ................................     (6,346)     26,402              41,140
Cash at beginning of period .........................     47,486      24,190                --
                                                        --------    --------            --------
Cash at end of period ...............................   $ 41,140    $ 50,592            $ 41,140
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

     We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of June 30, 2000, had an accumulated deficit of approximately $38.7 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

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

RESULTS OF OPERATIONS

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through June 30, 2000. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses in addition to expenses related to the startup of our business. From the founding until June 30, 2000, we have incurred expenses of approximately $23.1 million in research and development and $20.4 million in general and administrative expenses, which has been partially offset by $4.8 million in net interest income resulting in a cumulative loss of $38.7 million, of which $12.6 million consisted of non-cash expenses.

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

     In the six-month period ended June 30, 2000, research and development non-cash charges of $2.5 million were incurred for costs relating to issuances of Common Stock. The non-cash charges are comprised mainly of $1.9 million relating to our new Technology Assignment Agreement (see note 2) and $600,000 relating to our new license agreement with Humanetics Corporation (see note 3). There were no such charges for the same time period in 1999.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Please refer to Form 10-Q/A for Quarterly Period Ended March 31, 2000 filed on March 30, 2001.

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