Form 10-Q/A
period 2000-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2001-03-30
CIK 899394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q/A

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

Part I.    Financial Information


Item I.    Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

All numbers in thousands                                                  Sept. 30,            Dec. 31,
                                                                               2000                1999
                                                                           --------            --------
ASSETS:
Current assets:
Cash and cash equivalents.....................................    $          38,776   $          47,486
Prepaid expenses..............................................                  143                 115
Deposits......................................................                   27                  27
                                                                  -----------------   -----------------
  Total current assets........................................               38,946              47,628

Property and equipment, net of accumulated
 depreciation of $176 and $97.................................                  373                 392
Deferred acquisition costs....................................                  127                   -
Other receivable from related party...........................                  254                 245
                                                                  -----------------   -----------------
  Total assets................................................    $          39,700   $          48,265
                                                                  =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses.........................    $           2,103   $           1,640
                                                                  -----------------   -----------------
  Total liabilities...........................................                2,103               1,640
                                                                  -----------------   -----------------

Commitments and contingencies

Stockholders' equity:

Preferred stock, no par value, 10,000 shares
 authorized; no shares outstanding............................    $               -   $               -
Common stock, $.01 par value,
 30,000 shares authorized; 11,381 and
 11,071 shares issued and outstanding.........................                  114                 111
Paid-in capital...............................................               78,481              75,155
Deficit accumulated during development stage..................              (40,998)            (28,641)
                                                                  -----------------   -----------------
  Total stockholders' equity..................................               37,597              46,625
                                                                  -----------------   -----------------

  Total liabilities and stockholders' equity..................    $          39,700   $          48,265
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

                                                                                                                     Period from
                                                                                                                       Inception
                                                                                                                   (Aug.15,1994)
                                                  3 months ended Sept. 30,            9 months ended Sept. 30,       to Sept. 30
                                                       2000           1999             2000               1999              2000
                                                    -------        -------         --------           --------          --------
Operating expenses:
 Research and development:
   R&D operating expenses...................   $      2,147   $      1,406     $      8,963       $      3,766     $      22,145
   R&D costs related to common
   stock and stock option grants
   for collaborations.......................             24              7            2,502                 10             3,156
 General and administrative:
   G&A operating expenses...................            771            791            2,872              2,884            11,702
   G&A costs related to common
   stock, option, & warrant grants..........              -            158                -              7,469             9,490
                                               ------------   ------------     ------------       ------------      ------------
Total operating expenses....................          2,942          2,362           14,337             14,129            46,493

Other income (expense):
 Interest income............................            663            608            1,980              1,704             5,545
 Interest expense...........................              -              -                -                  -               (50)
                                               ------------   ------------     ------------       ------------      ------------
Total other income..........................            663            608            1,980              1,704             5,495
                                               ------------   ------------     ------------       ------------      ------------

Net loss....................................   $     (2,279)  $     (1,754)    $    (12,357)      $    (12,425)     $    (40,998)
                                               ============   ============     ============       ============      ============

Net loss per share-basic and diluted........          (0.20)         (0.16)           (1.10)             (1.15)

Weighted average number of common
 shares outstanding-basic and diluted.......         11,315         11,059           11,240             10,794

  The accompanying notes are an integral part of these financial Statements.

(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

All numbers in thousands

                                                                                                                       Period from
                                                                                                                         Inception
                                                                                                                   (Aug. 15, 1994)
                                                                                 9 months ended Sept. 30,              to Sept. 30
                                                                                2000                 1999                     2000
                                                                    ----------------     ----------------         ----------------
Cash flows from operating activities:
 Net loss.......................................................... $        (12,357)    $        (12,425)        $        (40,998)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation....................................................               78                   44                      176
   Common stock issued for the company 401k/m plan.................               63                    -                       63
   Common stock issued as consideration for
    amendments/termination of agreements...........................                -                    -                       66
   Common stock issued as consideration
    for the purchase of technology.................................            1,848                    -                    1,848
   Common stock issued as consideration
    for license fees and services..................................              599                    -                    1,194
   Expense related to options/warrants issued
    as consideration to consultants................................               55                2,150                    2,618
   Expense related to warrants issued to a
    director for successful closure of merger......................                -                    -                      570
   Expense related to stock options issued.........................                -                4,900                    5,140
   Deferred compensation expense related
    to options issued..............................................                -                  439                    1,210

Changes in assets and liabilities:
 Prepaid expenses..................................................              (28)                 (55)                    (143)
 Deposits..........................................................                -                  (18)                     (27)
 Receivable from related party.....................................               (9)                 (44)                    (254)
 Accounts payable and accrued expenses.............................              336                  346                    1,976
 Disposal of assets................................................                -                    7                        7
 R & D fees payable to related party...............................                -                    -                        -
                                                                    ----------------     ----------------         ----------------
   Net cash used in operating activities...........................           (9,415)              (4,656)                 (26,554)

Cash flows provided by investing activities:
 Purchase of property and equipment................................              (60)                (338)                    (556)
                                                                    ----------------     ----------------         ----------------
   Net cash used in investing activities...........................              (60)                (338)                    (556)

Cash flows from financing activities:
 Borrowings from related party.....................................                -                    -                      342
 Payments on note payable to related party.........................                -                    -                     (342)
 Contributions from stockholder....................................                -                    -                      103
 Net proceeds from sale of preferred stock.........................                -                    -                    4,000
 Net proceeds from sale of common stock............................                -               24,772                   42,172
 Proceeds from issuance of debt....................................                -                    -                      371
 Net proceeds from recapitalization................................                -                    -                    6,271
 Net proceeds from warrants and options exercised..................              765                5,118                   12,969
                                                                    ----------------     ----------------         ----------------
   Net cash from financing activities..............................              765               29,890                   65,886

Net increase in cash...............................................           (8,710)              24,896                   38,776
Cash at beginning of period........................................           47,486               24,190                        -
                                                                    ----------------     ----------------         ----------------
Cash at end of period.............................................. $         38,776     $         49,086         $         38,776
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

     We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of September 30, 2000, had an accumulated deficit of approximately $41.0 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

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

Results of Operations

     Hollis-Eden has not generated any revenues for the period from the founding, on August 15, 1994, through September 30, 2000. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses in addition to expenses related to the startup of our business. From the founding until September 30, 2000, we have incurred expenses of approximately $25.3 million in research and development and $21.2 million in general and administrative expenses, which has been partially offset by $5.5 million in net interest income resulting in a cumulative loss of $41.0 million, of which $12.6 million consisted of non-cash expenses.

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

     In the nine-month period ended September 30, 2000, research and development non-cash charges of $2.5 million were incurred for costs relating to issuances of Common Stock. The non-cash charges are comprised mainly of $1.9 million relating to our new Technology Assignment Agreement (see note 2) and $600,000 relating to our new license agreement with Humanetics Corporation (see note 3). There were no such charges for the same time period in 1999.

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