Form 10-K405
period 2000-12-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2001-03-30
CIK 899394

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

                  For the fiscal year ended December 31, 2000
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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 2001 totaled approximately $32,990,916 based on the closing stock price as reported by the Nasdaq National Market.

   As of March 15, 2001, there were 11,605,803 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated by reference into Part II of this report. Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to regulation 14A in connection with the 2001 Annual Meeting of Stockholders to be held during June 2001, is incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   Form 10-K

                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
 PART I

 Item 1     Business....................................................     3
 Item 2     Properties..................................................    21
 Item 3     Legal Proceedings...........................................    21
 Item 4     Submission of Matters to a Vote of Security Holders.........    22

 PART II

 Item 5     Market For Registrant's Common Stock And Related Stockholder
            Matters.....................................................    22
 Item 6     Selected Financial Data.....................................    23
 Item 7     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................    23
 Item 7A    Quantitative and Qualitative Disclosures About Market Risk..    25
 Item 8     Financial Statements and Supplementary Data.................    25
 Item 9     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures...................................    25

 PART III

 Item 10    Directors and Executive Officers of the Registrant..........    26
 Item 11    Executive Compensation......................................    26
            Security Ownership of Certain Beneficial Owners and
 Item 12    Management..................................................    26
 Item 13    Certain Relationships and Related Transactions..............    26

 PART IV

 Item 14    Exhibits, Financial Statements, Schedules and Reports on
            Form 8-K....................................................    27
            Signatures..................................................    28

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

                                    PART I

Item 1. Business

General

   Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis B and C and malaria.

   We are focusing our initial development efforts on a potent series of immune regulating hormones and hormone analogs. Our lead compound in this series, HE2000, is currently in Phase II clinical studies in HIV. HE2000 appears from early clinical studies to help reestablish immunological balance in situations such as HIV where the immune system is dysregulated. In the setting of HIV we believe that, by reestablishing this balance, the immune system may be able to better control virus levels and potentially delay or prevent the progression to AIDS. In addition, based on the mechanism of action, we believe this compound will have an attractive safety profile and will avoid issues of resistance that plague many existing antiviral drugs.

   The ability to restore immune system balance has the potential to have broad applicability to a wide variety of infectious diseases and oncology-related applications as well as a number of inflammatory conditions. To more fully exploit this commercial opportunity we are conducting an aggressive research program and licensing effort designed to expand both the number of compounds in development from this class and the breadth of potential therapeutic applications. Several compounds resulting from these activities have shown promising activity in preclinical models. We recently filed an investigational new drug application (an "IND") with the U.S. FDA to commence clinical trials with one of these promising compounds, HE2200.

   In addition, through our relationship with Aeson Theraputics, Inc. ("Aeson"), we have a right to acquire significant additional intellectual property in this field, including the rights to a compound in this class that is in Phase II clinical trials for the treatment of cardiovascular disease and actinic keratosis, a precursor to squamous cell cancer.

   We are pursuing a partially integrated approach to building our business. As such, we intend to utilize third parties for many of our activities such as clinical development and manufacturing. We believe by being involved in the design and supervision of these activities, but not the day-to-day execution, we can preserve our flexibility and limit our expenditures during the development phase. If we are able to successfully develop HE2000 or other pharmaceutical products, we anticipate marketing them directly in the U.S. and potentially elsewhere. For certain therapeutic indications or geographic regions, we anticipate establishing strategic collaborations to commercialize these opportunities.

   We have not yet generated any operating revenues. We have experienced significant operating losses due to substantial expenses incurred to acquire and fund development of our drug candidates and, as of December 31, 2000, had an accumulated deficit of approximately $48 million. We cannot guarantee that any of our drug candidates will be approved for commercial sale or that any of the foregoing proposed arrangements will be implemented or prove to be successful.

   We have not been profitable since our inception and we expect to incur substantial additional operating losses for at least the next several years as we increase expenditures on research and development and allocate significant and increasing resources to our clinical testing and other activities. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of future operating or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidate to market.

Technology Overview

   Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body's natural regulatory system. The first application we are pursuing for this class of compounds is a hormonal replacement therapy intended to reestablish balance to the immune system in situations of dysregulation.

   In the immune system, there are two types of immunity, cell-mediated and humoral, that exist in a balance. Cell-mediated immunity is useful against intracellular pathogens like viruses, certain parasites and also against some tumor cells. Humoral immunity includes antibody responses to circulating pathogens such as bacteria. As a result, cell-mediated immunity is largely ineffective against bacteria and humoral immunity is similarly ineffective against viruses.

   Normally, immune system homeostasis is maintained by a complex interplay of cytokines. Cytokines are protein messengers that enable cells of the immune system to communicate with one another. Certain cytokines such as interferon
(IFN) gamma are termed Th1 cytokines, as they lead to the production of Th1 cells that fight viruses through cell-mediated immunity. Other cytokines such as interleukin 10 (IL-10) are classified as Th2 cytokines because they lead to the production of Th2 cells that fight bacteria and other such pathogens as part of humoral immunity.

   Unfortunately, a wide variety of viruses including HIV and hepatitis B and C, certain parasites such as malaria, and a number of different tumor cells have evolved ways of evading destruction by the immune system by causing the body to overproduce Th2 cytokines and underproduce Th1 cytokines. This in turn leads to a corresponding overproduction of cells unable to fight these pathogens and an underproduction of cells that can. In the setting of HIV, this generally results in an immune system that progressively losses its ability to combat infections.

   Hollis-Eden's technology approach is based on the observation that this complicated balance of cytokines is regulated by competing levels of certain adrenal hormones. In young, healthy adults, the balance between corticosteroids such as cortisol, which have immunosuppressive properties, and other adrenal hormones is a key determinant in whether appropriate levels of cytokines are produced to properly regulate immune responses. As we age, and under conditions of stress and chronic infections, levels of these hormones that counteract the immunosuppressive effect of corticosteroids fall significantly, leading to a decline in the ability to fight off infections that would otherwise be contained by a well functioning immune system.

   As described above, certain pathogens have found ways to accelerate this process through natural selection. For example, in HIV, most patients' cortisol levels rise (and counter-regulatory adrenal hormones fall) as the disease progresses from HIV to AIDS. This leads to a corresponding increase in Th2 cytokines such as IL-10 relative to Th1 cytokines such as IFN gamma. As this situation continues, the immune system is dominated by Th2 cells unable to fight viral and other infections rather than the necessary cell-mediated Th1 cells. In this state of immune system dysregulation, the patient becomes highly susceptible to infection.

   Certain HIV patients, however, maintain their ability to continue to produce high levels of Th1 cytokines and, in this small percentage of patients, HIV appears to take much longer to progress to AIDS. These patients are termed "HIV long-term non-progressors." Similarly, in hepatitis C, a small percentage of patients are able to mount a strong Th1 response and in these patients the immune system is able to successfully clear the virus. These observations have led to the belief that if patients can be brought from a predominant Th2 immune status back towards a Th1 dominant condition through drug therapy, the immune system may be able to contain or eliminate a number of such infectious pathogens that are plaguing millions of people around the world. This Th1/Th2 imbalance is seen not just with infectious disease, but also in cancer, autoimmune and inflammatory diseases. Thus, a drug that effectively corrects immune dysregulation could have the potential to address a wide variety of human ailments.

   Our approach is designed to interact at what is believed to be the trigger point of this dysregulation, the hormonal balance between corticosteroids and other adrenal hormones, offering a hormone replacement therapy that potentially will lead to stimulation of the immune system in conditions of immunosuppression.

   We are employing the latest tools of the genomics revolution to further our expertise in adrenal hormone biochemistry, signal transduction, receptor biology and gene transcription for this important class of compounds. We are seeking to identify and develop compounds that are highly potent and that avoid androgenic and other side effects. Our lead compound in this series is HE2000, which is currently being explored in clinical trials for HIV/AIDS. Clinical trials with HE2000 in malaria, hepatitis B and C are in the process of being initialized. In addition, we have filed an IND with the FDA to begin clinical trials with HE2200, another immune regulating hormone drug candidate. This compound also has the potential to be useful in a number of conditions associated with immune dysregulation. Through our relationship with Aeson we also have access to an additional compound in this class, which is currently in Phase II clinical trials for the treatment of cardiovascular disease and actinic keratosis.

HE2000 in HIV

   Significant strides have been made in recent years in treating HIV-infected individuals in the developed world. Through the use of a "cocktail" of potent new antiviral drugs, including protease inhibitors and reverse transcriptase inhibitors, death rates from AIDS have been reduced significantly in these countries. These expensive new therapies, however, are not ideal for a number of reasons. Despite being on successful therapy for several years, patients to date have been unable to completely eradicate the virus, which bounces back aggressively shortly after cessation of therapy. HIV mutates rapidly in the face of antiviral compounds that are designed to attack the virus directly, leading to the development of resistance. Drug resistance is a major concern of physicians, as a large portion of patients are already resistant to at least one drug in their drug cocktail and experts believe that drug resistance will increase in the future.

   In addition, the dosing regimen for HIV drug cocktail therapy is very complicated, with a large number of pills required to be taken daily according to a strict schedule. Failure to adhere to this regimen can lead to increased resistance. Further, side effects of these therapies can be significant, leading many of these patients to be unable or unwilling to tolerate the drug regimen.

   As a result of these side effects and resistance issues, the National Institutes of Health have recently altered recommendations for when to start patients on the antiviral cocktail, recommending that treatment be delayed until patients have significantly progressed towards AIDS.

   In the developing world, the antiviral cocktail has to date been largely impractical as a result of cost, lack of required training and infrastructure necessary to safely and effectively administer these agents, and the difficulty in complying with the dosing regimen. While significant attention has been focused on the need to treat the millions suffering from the disease in these nations, an approach which is safe, inexpensive and practical to administer has yet to be introduced.

   We believe HE2000 has the potential to play an important role in treating HIV/AIDS in both the developed and developing world. In the developed world, we believe that if we can demonstrate clinically that HE2000 restores or improves immune system activity, there may be a number of significant opportunities for use of the compound. It may be useful for long-term control of viral replication as well as delaying or preventing the progression to AIDS and preventing or clearing opportunistic infections. At a minimum, this could prove very useful in treating patients who cannot tolerate other therapies and in salvage patients for whom other drug therapies have failed and whose immune systems have generally been ravaged by HIV.

   In the developing world, HE2000 may be particularly attractive because we believe the drug will be administered on an intermittent (rather than daily) basis, and will have a lower manufacturing cost than existing therapies. Given its probable endocrine mechanism of action, it should also avoid issues of resistance.

   We began testing HE2000 in Phase I/II clinical trials in HIV/AIDS patients in the U.S. and South Africa in 1999. Although primarily designed to assess safety, these trials are also following a wide variety of immune markers that will help determine whether or not the Th1/Th2 balance is being altered in HIV-infected patients by HE2000 administration, and in turn, what effect this may have on immune function. The U.S. trials involve a single course of HE2000 injections to salvage patients.

   The Phase I/II clinical trial in South Africa is a dose escalation study evaluating the effect of HE2000 in three dosing groups. Patients initially receive a single intramuscular injection followed one to two weeks later by a daily injection for five consecutive days. After a six-week observation period, patients demonstrating benefit are allowed to receive additional courses of therapy (five consecutive daily injections followed by a six-week observation period). The study is now fully enrolled and interim data were recently presented at a medical meeting. Reported results were through three treatment courses over a five-month period. At the discretion of the investigator, patients may continue receiving treatment beyond this period and some patients have now been on study for over 18 months.

   The primary endpoint of the study is safety, and to date HE2000 has been generally well tolerated, with injection site irritation in three patients being the only drug-related serious adverse event reported in this study.

   While the studies are focused on collecting safety data, we have also observed significant increases relative to baseline in a wide variety of immune cell subsets associated with cell-mediated immunity during the study in South Africa. The data relating to this study presented at the medical meeting referenced above highlighted a number of these cell subsets that were statistically significantly elevated relative to baseline in an area-under-the-curve (AUC) analysis for all patients for the five-month treatment period. Included were statistically significant increases in total dendritic cells, CD11c+ dendritic cells, CD123+ dendritic cells and activated cytotoxic T-cells. These increases appeared to be long lasting despite the fact that HE2000 was only administered in intermittent treatment courses.

   Dendritic cells are specialized antigen processing and presenting cells that are critical in regulating immune responses. The CD11c+ dendritic cell subset that was increased in this study is a primary driver in initiating adaptive cell-mediated immunity. The adaptive portion of cell-mediated immunity is important for controlling HIV replication and combating opportunistic infections to which the immune system has previously been exposed. Medical literature indicates that the CD11c+ dendritic cell subset is dramatically depleted in HIV-infected patients and that this dysregulation persists even in patients on successful Highly Active Antiretroviral Therapy (HAART). It also has been reported in the medical literature that CD123+ dendritic cells can drive cell-mediated immunity. These cells are now believed to be a key source of stimulation of the innate portion of the immune system. This part of the immune system is particularly effective against pathogens which are newly exposed to the immune system, including a variety of opportunistic infections seen in HIV/AIDS patients. In 1999, the CD123+ cell was identified as the immune system's primary source of the cytokine interferon alpha. It has also been reported in the literature that those patients with high levels of interferon alpha tend to remain clinically stable and avoid opportunistic infections irrespective of levels of the traditional markers of viral load and CD4.

   Activated CD8 T-cells are part of the adaptive portion of Thl immunity and are primed to recognize and destroy cells infected with a particular virus or opportunistic infection.

   While not an antiviral, patients in South Africa receiving HE2000 as an intermittent monotherapy overall did not experience a progression in viral load during the five months on study, and a number of these patients experienced a significant transient drop in viral load that in some cases exceeded 1 log. Further improvements in viral load for a greater duration may be obtainable with improved formulation, dosing schedule and route of administration. Additional clinical studies have now been initiated in South Africa to test these possibilities.

   HE2000 also had a significant effect on the hematopoetic system in the Phase I/II study in South Africa. Administration of HE2000 led to increases (versus baseline) in a number of cell types that were quite pronounced immediately after dosing. These increases were durable enough to be statistically significant in an area-under-the-curve analysis during the entire five-month treatment period. Included in these cell types are neutrophils, basophils, monocytes and platelets. This finding has potential applications for cancer therapy and is currently being explored more fully in preclinical studies.

   We are currently optimizing the dosing regimen of HE2000 and have initiated a Phase II clinical trial with the compound in South African AIDS patients who are experiencing, or are at a high risk for opportunistic infections. We are also considering additional clinical trials in which HE2000 would be used in combination with existing antiviral drug cocktail therapy.

   Significant additional clinical data will need to be generated demonstrating the safety and efficacy of HE2000 before the compound can be approved for marketing. We cannot be certain that we will have sufficient funds to complete this development, or that the results of these clinical activities will be successful and support the approval of any drug candidate.

HE2000 in Other Indications

   The potential ability of HE2000 to shift patients from a Th2 immune status back to a Th1 status could have applications well beyond HIV/AIDS. As mentioned previously, in hepatitis C, a small percentage of patients are able to clear the virus by mounting a strong cell-mediated (Th1) response. Given the early clinical data with HE2000, which demonstrates a strong Th1 response in HIV patients, we are exploring the initiation of clinical studies for the treatment of hepatitis C as well as hepatitis B.

   Existing therapies for hepatitis have proven to be effective in only a portion of the patients treated. In addition, side effects of these existing therapies can be significant and the regimen is very expensive. As with HIV, resistance is a serious problem in treating the disease. Also as with HIV, cost and other aspects of existing therapies make them largely impractical in the developing world.

   Similarly, malarial parasites have found ways to subvert the immune system by causing a shift from Th1 to Th2. Historically, therapies with quinalone-based drugs such as chloroquine have been used to treat this condition. Recently, however, strains have developed that are resistant to chloroquine and other quinalones, making these drugs ineffective in many parts of the world.

   We have shown in both in vitro and in vivo preclinical studies that HE2000 is effective in treating both chloroquine sensitive and chloroquine resistant strains of malaria. We are working with the U.S. Navy to further test HE2000 preclinically in this indication and are also in the process of initiating clinical trials in this area.

Other Immune Regulating Hormones in Development

   To expand the depth and breadth of our development pipeline, we have entered into collaborative agreements with a number of leading researchers in this field to develop additional compounds that may be more potent and/or target conditions outside of infectious disease. In addition, we have licensed a large number of patents and patent applications filed on behalf of these researchers. A number of the compounds covered by these patents have demonstrated potent activity in preclinical testing in a variety of indications including applications in oncology, inflammation and certain central nervous system and metabolic disorders.

   In March 2001, we announced we had submitted an IND with the FDA to begin human clinical trials with HE2200, another immune regulating hormone drug candidate. HE2200 has been shown to provide significant benefit in a number of animal models of immune dysregulation. The compound was licensed to Hollis-Eden from Roger Loria Ph.D., a leading researcher in the field of immune regulating hormones and a Professor of Microbiology and Immunology at Virginia Commonwealth University.

   The IND seeks clearance to test HE2200 in a Phase I clinical trial in healthy adults and healthy elderly volunteers, with the primary endpoint of the trial being safety and tolerance of two dosage levels of HE2200. Other objectives of the trial will be to evaluate changes in a number of key immune markers and pharmacokinetic data in both groups of volunteers. The Phase I study is randomized, double blinded, and placebo-controlled. If results of the Phase I study are successful, we expect to commence Phase II studies with the compound in several conditions of immune dysregulation, including reversing immune deficiencies seen in the elderly.

   Preclinical studies with HE2200 and initial clinical results with HE2000, our lead immune regulating hormone in development, indicate that this class of compounds may improve defects in cell-mediated (Th1) immunity and may also improve hematopoiesis (restoring neutrophils and platelets). Deficiency of cell-mediated immunity has been strongly correlated with an immune system's inability to effectively fight a number of infectious diseases and cancer types. The loss of ability to mount a strong cell-mediated immune response seen in the elderly is believed to be a primary reason patients in this age group have difficulty recovering from infectious diseases such as the flu and pneumonia and also why vaccines in this population tend to be less effective.

   Laboratory tests with HE2200 have shown that the compound can reverse the loss of cell-mediated immunity seen in aged animals and that correcting this dysregulation with HE2200 treatment allows these animals to respond better to vaccination. A recently published study with the compound has also shown dramatic survival improvements in HE2200-treated animals versus controls in a model of radiation-induced immune suppression. The authors of the study concluded that HE2200 was providing this benefit by accelerating hematopoietic recovery. As discussed above, our lead immune regulating hormone, HE2000, has demonstrated an ability to improve hematopoiesis in initial clinical studies in HIV patients. This finding, combined with the potential ability to improve cell-mediated immunity, also makes HE2200 an attractive potential candidate for use in improving immunity and hematopoiesis in cancer patients.

   HE2200 may also provide benefit in a number of autoimmune conditions. Studies with the compound in a preclinical model of ulcerative colitis showed that the compound compared favorably with sulfasalazine, a current standard of care in the treatment of the disease. If further preclinical work in autoimmune models is successful, this area may also be explored in clinical studies with the compound.

   Through our collaboration with Humanetics, Inc., we also have human pharmaceuticals rights to an additional series of compounds in this series that are the subject of patents filed by Dr. Henry Lardy, a professor at the University of Wisconsin. Several of these compounds are being screened in preclinical models, and if these results are successful, these compounds could become candidates for clinical trials.

Relationship with Aeson Therapeutics, Inc.

   During 2000 we obtained an exclusive worldwide sublicense to three additional issued patents in the area of adrenal hormones and hormone analogs from Aeson Therapeutics, Inc. In addition, we acquired a 21% equity stake in Aeson, which is developing molecules that are analogs with similar biological properties to HE2000. Aeson's lead compound, fluasterone (HE2500), is in Phase II clinical studies for the treatment of cardiovascular disease and actinic keratosis, a precursor to squamous cell cancer, as well as in preclinical studies for other indications.

   We exchanged $2 million in cash and 208,681 shares of Hollis-Eden common stock for our equity interest in Aeson. The cash portion of the investment is being used by Aeson to fund specific studies with fluasterone as well as other compounds in its pipeline. As part of the transaction, Aeson and its shareholders have granted us an exclusive option to acquire the remainder of Aeson at a pre-determined price at any time through April 11, 2003.

   Aeson is a privately held company that was formed to commercialize the discoveries of Dr. Arthur Schwarz, a professor at Temple University and a world leader in the field of adrenal hormones. Dr. Schwarz has identified and patented numerous compounds in this series and has shown preclinical activity with these compounds in a broad array of infectious disease, autoimmune and oncology models. Phase I human clinical studies indicate fluasterone is generally well tolerated. Aeson is conducting a pilot Phase II clinical study for the treatment of actinic keratosis, a dermatologic condition, using fluasterone in a topical form. Aeson has also inititated a Phase II study using an oral form of fluasterone for the treatment of cardiovascular patients with a particular lipid profile. Aeson is also conducting preclinical studies using fluasterone in a number of other potential indications, including a collaboration with the National Cancer Institute to explore the use of fluasterone in cancer.

Market Opportunities

   The potential market opportunities for the compounds we are developing may be quite significant. As an example, approximately 1 billion people are estimated to be infected with HIV, malaria or hepatitis B or C, the first four indications we are targeting for HE2000, our lead drug candidate.

   Despite considerable progress with antiviral drug cocktail therapy, today AIDS is the number one killer of Americans between the ages of 25 and 44. It is estimated by the Centers for Disease Control ("CDC") that approximately 1.1 million Americans are infected with HIV. Globally, the World Health Organization ("WHO") and the Joint United Nations Programme on HIV/AIDS reported, as of December 2000, approximately 36.1 million adults and children are living with HIV/AIDS, an 8% increase since 1998 and a 50% increase from 1991. It is also estimated that there were 5.3 million newly infected people and 3 million deaths related to HIV/AIDS in 2000.

   In October 2000, WHO reported that 3% of the world's populations, an estimated 170 million people, are chronic carriers of hepatitis C, including an estimated 4 million in the U.S. Of those afflicted with hepatitis C, 10% to 20% are at risk of developing cirrhosis of the liver and 1% to 5% may develop liver cancer.

   WHO also reported during October 2000 that more than 350 million people have chronic hepatitis B infection and more than 1 million die from the disease each year. The CDC estimates that more than 1 million people in the United States are chronically infected with the disease. As with hepatitis C, hepatitis B can lead to liver abnormalities, and the disease is believed to be the leading cause of liver cancer.

   Market research also indicates that 300-500 million people per year suffer from malaria. This parasite is responsible for more than 1 million deaths annually, most of them children. Most cases of malaria occur in the developing world but, as a result of increased global travel and other factors, the incidence of malaria in the developed world is increasing. Finding new approaches to the treatment of malaria has become a major priority of the U.S. military.

   The market for HE2200 may also be quite significant, including the potential for correcting immune dysregulation in the elderly. This is a large and rapidly growing segment of the population.

   Our immune regulating hormones have a number of attributes that make them potentially useful globally. Included in these attributes are the potential broad-spectrum activity, affordable cost, the attractive safety profile to date, the low likelihood of resistance and the relative ease of manufacture and dosing. Increasing focus on the crisis these diseases have created in the developing world has led to a number of recent initiatives designed to provide funding for effective approaches to these diseases. If we are able to receive support from these initiatives, marketing HE2000 and our other compounds in developing countries could become more commercially feasible.

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

Government Regulation

General

   The manufacturing and marketing of Hollis-Eden's proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA, which reviews and approves the marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacturing, labeling, storage, record keeping, advertising and promotion of our potential products.

Approval Process

   The process of obtaining FDA approval for a new drug may take many years and generally involves the expenditure of substantial resources. The steps required before a new drug can be produced and marketed for human use include clinical trials and the approval of a New Drug Application.

   Preclinical Testing. The promising compound is subjected to extensive laboratory and animal testing to determine if the compound is biologically active and safe.

   Investigational New Drug (IND). Before human tests can start, the drug sponsor must file an IND application with the FDA, showing how the drug is made and the results of animal testing. IND status allows initiation of clinical investigation within 30 days of filing if the FDA does not respond with questions during the 30-day period.

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

   In Phase I clinical trials, studies usually are conducted on healthy volunteers but, in the case of certain terminal illnesses such as AIDS, are conducted on patients with disease that usually has failed to respond to other treatment to determine the maximum tolerated dose, side effects and pharmacokinetics of a product. Phase II studies are conducted on a small number of patients having a specific disease to determine initial efficacy in humans for that specific disease, the most effective doses and schedules of administration, and possible adverse effects and safety risks. Phase II/III differs from Phase II in that the trials involved may include more patients and, at the sole discretion of the FDA, be considered the pivotal trial or trials for FDA approval. Phase III normally involves the pivotal trials of a drug, consisting of wide-scale studies on patients with the same disease, in order to evaluate the overall benefits and risks of the drug for the treated disease compared with other available therapies. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise.

   New Drug Application (NDA). Upon successful completion of Phase III, the drug sponsor files an NDA for approval containing all information that has been gathered. The NDA must include the chemical composition of the drug, scientific rationale, purpose, animal and laboratory studies, results of human tests, formation and production details, and proposed labeling.

   Post Approval. If an NDA is approved, the drug sponsor is required to submit reports periodically to the FDA containing adverse reactions, production, quality control and distribution records. The FDA may also require post-marketing testing to support the conclusion of efficacy and safety of the product, which can involve significant expense. After FDA approval is obtained for initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

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

   Outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

Manufacturing

   We do not have, and do not intend to establish, manufacturing facilities to produce our product candidates or any future products. We plan to control our capital expenditures by using contract manufacturers to make our products. We believe that there are a sufficient number of high quality FDA approved contract manufacturers available, and we have had discussions and in some cases established relationships to fulfill our near-term production needs for both clinical and commercial use.

   The manufacture of our product candidates or any future products, whether done by outside contractors (as planned) or in-house by ourselves, will be subject to rigorous regulations, including the need to comply with the FDA's current Good Manufacturing Practice standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

Patents

   We are engaged in an aggressive program to expand our intellectual property portfolio. As a result, as of the date of this Annual Report, we own or have obtained a license to approximately 30 issued U.S. patents, 37 issued foreign patents, 30 pending U.S patent applications and more than 80 pending foreign patent applications. In addition, based on the preclinical and clinical data that we are generating, a significant number of U.S. and foreign patent applications are in the process of being filed.

   We consider the protection of our technology, whether owned or licensed, to the exclusion of use by others, to be vital to its business. While we intend to focus primarily on patented or patentable technology, we may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position. In the United States and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product.

   In certain countries, pharmaceuticals are not patentable or only recently have become patentable, and enforcement of intellectual property rights in many countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. We cannot guarantee that any patents issued or licensed to us will provide us with competitive advantages or will not be challenged by others. Furthermore, we cannot be certain that others will not independently develop similar products or will not design around patents issued or licensed to us.

   Patent applications in the United States are maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature, if made, tends to lag behind actual discoveries by several months. Consequently, we cannot be certain that a licensor of its intellectual property was the first to invent certain technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of biotechnology companies, including our own, are generally uncertain, partly because they involve complex legal and factual questions.

   In addition to the considerations discussed above, companies that obtain patents claiming products, uses or processes that are necessary for, or useful to, the development of our product candidates or future products could bring legal actions against us claiming infringement. Patent litigation is typically costly and time consuming, and if such an action were brought against us, it could result in significant cost and diversion of our time. We may be required to obtain licenses to other patents or proprietary rights, and we cannot guarantee that licenses would be made available on terms acceptable to us. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to license technology designed around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

   Further, we cannot guarantee that patents that are issued will not be challenged, invalidated or infringed upon or designed around by others, or that the claims contained in such patents will not infringe the patent claims of others, or provide us with significant protection against competitive products, or otherwise be commercially valuable. We may need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us. If any such licenses are required, we cannot be certain that they will be available on terms acceptable to us, if at all. To the extent that we are unable to obtain patent protection for our products or technology, our business may be materially adversely affected by competitors who develop substantially equivalent technology.

Technology Agreements

   During January 2000, we entered into two new technology agreements with Patrick T. Prendergast, Colthurst Ltd. and Edenland, Inc. The first agreement, the Technology Assignment Agreement, replaced the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. This agreement assigned to us ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including HE2000, our lead clinical compound. The annual license fee of $500,000 and the royalty obligations under the Colthurst License Agreement were eliminated. In consideration for the foregoing, we agreed to issue to Colthurst Ltd. 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. The agreement provided that only 132,000 of such shares of Common Stock were to be issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). In addition, the agreements provided that all of the shares under the warrant were to vest over the next four years conditioned on continued compliance with the agreement and satisfaction of the Conditions.

   As stated above, the issuance of the additional shares of Common Stock and the vesting of the warrant is dependent upon the satisfaction of certain conditions (the "Conditions"), including (i) support of the our actions by Mr. Prendergast and Colthurst, by voting their shares of our stock in favor of management and (ii) Mr. Prendergast and his affiliated companies not conducting research and development activities relating to the transferred technology. Because all of the Conditions have not been satisfied, we believe that we have no obligation to issue to Colthurst any additional shares and that the warrant will not vest as to any shares of Common Stock. Due to this fact, and after conducting further accounting analysis, we have recorded a research and development charge of $1.9 million representing the fair value of the 132,000 shares issued under the agreement. While we are confident in our analysis, if any dispute should arise in this matter, we cannot guarantee that, as a result of such dispute, additional equity will not be issued or that an additional accounting charge will not be made.

   The second agreement, the Sponsored Research and License Agreement, replaced both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994, among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to us a number of compounds, together with all related patents and patent applications, and we agreed to fund additional preclinical research projects conducted by Edenland. We also have exclusive license rights to all results of such research and will have royalty obligations to Edenland on sales of new products, if any, resulting from such research.

   We recently also entered into license agreements with Dr. Roger Loria, Dr. Henry Lardy and Humanetics Corporation, and made an equity investment in Aeson Therapeutics, Inc (described above). Through these relationships we have licensed a series of adrenal hormones and hormone analogs as well as related patents and patent applications in the areas of infectious diseases, oncology, radiation therapy, central nervous system disorders, metabolic conditions and inflammation related areas.

Employees

   As of March 15, 2001, we had 35 full-time employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

   Our executive officers and senior management and their ages as of March 15, 2001 are as follows:

Name                      Age                           Position
----                      ---                           --------
Richard B. Hollis.......  48  Chairman of the Board, President and Chief Executive Officer
Daniel D. Burgess.......  39  Chief Operating Officer and Chief Financial Officer
James M. Frincke,
 Ph.D. .................  50  Executive Vice President, Research and Development
Eric J. Loumeau.........  38  Vice President, Corporate General Counsel
Robert L. Marsella......  48  Vice President, Business Development and Marketing
Thomas C. Merigan, Jr.,
 M.D. ..................  67  Scientific Advisor and Director
Chris Reading, Ph.D. ...  53  Vice President, Scientific Development
Dwight Stickney, M.D. ..  58  Medical Director, Oncology
Robert W. Weber.........  50  Chief Accounting Officer and Vice President - Controller

   Richard B. Hollis founded Hollis-Eden in August 1994. Mr. Hollis currently serves as Chairman, President and Chief Executive Officer. Mr. Hollis has over 25 years experience in the health care industry in a variety of senior management positions. Prior to founding Hollis-Eden, Mr. Hollis served as Chief Operating Officer of Bioject Medical from 1991 to 1994 and as Vice President Marketing and Sales/General Manager for Instromedix from 1989 to 1991. From 1986 to 1989, Mr. Hollis served as a general manager of the Western business unit of Genentech, Inc., a manufacturer of biopharmaceuticals. Prior to joining Genentech, Mr. Hollis served as a divisional manager of Imed Corporation, Inc., a manufacturer of drug delivery systems. Mr. Hollis began his career in the health care industry with Baxter Travenol. Mr. Hollis received his B.A. in Psychology from San Francisco State University.

   Daniel D. Burgess became Chief Operating Officer and Chief Financial Officer of Hollis-Eden Pharmaceuticals, Inc. in August 1999. Mr. Burgess joined Hollis-Eden from Nanogen Inc., where he served as Vice President and Chief Financial Officer from 1998 to 1999. Prior to joining Nanogen, Mr. Burgess spent ten years with Gensia Sicor, Inc. (now Sicor, Inc.) and Gensia Automedics, Inc., a partially owned subsidiary of Gensia Sicor. He served as President and a director of Gensia Automedics, where he was responsible for all functional areas of this medical products company. In addition, he was Vice President and Chief Financial Officer of Gensia Sicor, where he was responsible for finance, investor relations, business development and other administrative functions. Mr. Burgess was instrumental in helping Gensia raise over $400 million in various public and private financings and was a key figure in a number of acquisitions and in-licensing and out-licensing transactions. Prior to joining Gensia, Mr. Burgess held positions at Castle & Cooke, Inc. and Smith Barney, Harris Upham and Company. He received a degree in Economics from Stanford University and a MBA from Harvard Business School.

   James M. Frincke, Ph.D. joined Hollis-Eden as Vice President, Research and Development in November 1997 and was promoted to Executive Vice President in March 1999. Dr. Frincke joined Hollis-Eden from Prolinx, Inc., where he served as Vice President, Therapeutics Research and Development from 1995 to 1997. During his 20 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases and organ transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters of lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry, from the University of California, Davis. Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

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

   Robert L. Marsella joined Hollis-Eden in September 1997 as Vice President of Business Development and Marketing. Mr. Marsella has over 20 years of medical sales, marketing, and distribution experience. From 1994 until he joined Hollis-Eden, Mr. Marsella was President of RLM Cardiac Products an exclusive distributor in the southwestern United States of various cardiac related hospital products. From 1990 until 1994 Mr. Marsella marketed and distributed implantable pacemakers and defibrillators for Telectronics Pacing Systems. From 1987 to 1990 Mr. Marsella served as Regional Manager for Genentech and launched ACTIVASE t-PATM (a biopharmaceutical drug) in the Western United States. From 1983 to 1987 Mr. Marsella marketed intravenous infusion pumps for Imed Corporation. Mr. Marsella began his healthcare career in 1980, as a field sales representative and later regional sales manager for U.S. Surgical Corporation, auto suture division. Mr. Marsella received his B.A. degree from San Diego State University in 1975.

   Thomas C. Merigan, Jr., M.D. became Scientific Advisor and a director of Hollis-Eden in March 1996 and acts as our Medical Director for Infectious Diseases. Dr. Merigan has been George E. and Lucy Becker Professor of Medicine at Stanford University School of Medicine from 1980 to the present. Dr. Merigan has also been the Principal Investigator, NIAID Sponsored AIDS Clinical Trials Unit, from 1986 to the present and has been Director of Stanford University's Center For AIDS Research from 1988 to the present. Dr. Merigan is a member of various medical and honorary societies, has lectured extensively within and outside the United States, and authored numerous books and articles and has chaired and edited symposia relating to infectious diseases, including anti-viral agents, HIV and other retroviruses, and AIDS. From 1990 to the present, Dr. Merigan has been Chairman, Editorial Board of
HIV: Advances in Research and Therapy. He is also a member of the editorial boards of Aids Research and Human Retroviruses (since 1983), International Journal of Anti-Microbial Agents (since 1990), and The Aids Reader (since
1991), among others. He is a co-recipient of ten patents which, among other things, relate to synthetic polynucleotides, modification of hepatitis B virus infection, treatment of HIV infection, purified cytomegalovirus protein and composition and treatment for herpes simplex. Dr. Merigan has been Chair, Immunology Advisory Board, Bristol Myers Squibb Corporation (1989--1995) and Chair, Scientific Advisory Board, Sequel Corp. (1993--1996). In 1994, Stanford University School of Medicine honored him with the establishment of the Annual Thomas C. Merigan Jr. Endowed Lectureship in Infectious Diseases, and, in 1996, Dr. Merigan was elected Fellow, American Association for the Advancement of Science. From 1966 to 1992, Dr. Merigan was Head, Division of Infectious Diseases, at Stanford School of Medicine. Dr. Merigan received his B.A. (with honors) from the University of California at Berkeley and his M.D. from the University of California at San Francisco.

   Christopher L. Reading, Ph.D. became Vice President of Scientific Development in December 1998. Prior to joining Hollis-Eden, Dr. Reading was Vice President of Product and Process Development at SyStemix Inc., a subsidiary of Novartis, Inc. During this time, he successfully filed three investigational new drug applications (INDs) in the areas of stem cell therapy technology for cancer and stem cell gene therapy for HIV/AIDS. Prior to joining SyStemix in 1993, Dr. Reading served on the faculty of the M.D. Anderson Cancer Center in Houston for 13 years. His positions there included Associate and Assistant Professor of Medicine in the Departments of Hematology and Tumor Biology. During his career, Dr. Reading has given more than 25 national and international scientific presentations, published more than 50 peer-reviewed journal articles and 15 invited journal articles as well as written nearly 20 book chapters, and has received numerous grants and contracts which supported his research activities. Dr. Reading has served on the National Science Foundation Advisory Committee for Small Business Innovative Research Grants (SBIR) as well as on the editorial boards of Journal of Biological Response Modifiers and Molecular Biotherapy. He holds numerous patents for his work with monoclonal antibodies and devices. He earned his B.A. in Cell Biology at the University of California at San Diego. Dr. Reading received his Ph.D. in Biochemistry at the University of California at Berkeley and completed postdoctoral study in tumor biology at The University of California at Irvine.

   Dwight Stickney, MD, was appointed Medical Director, Oncology in May 2000. Dr. Stickney joined Hollis-Eden from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California where he served as an oncologist from 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health's Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California from 1992 to 1993. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served on the Board of Directors of the American Cancer Society. Earlier in his career Dr. Stickney held positions with Burroughs Wellcome and the Centers for Disease Control. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney holds a Bachelor of Science in Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomate of the American Board of Internal Medicine and Hematology, and a Diplomate of the American Board of Radiation Oncology.

   Robert W. Weber joined Hollis-Eden in March 1996 and currently serves as Chief Accounting Officer and Vice President-Controller. Mr. Weber has over twenty years of experience in financial management. Mr. Weber has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. He previously served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor from 1994 to 1996, and Vice President Finance and Chief Financial Officer for Amercom, (a personal computer telecommunications software publishing company) from 1993 to 1994. From 1988 to 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, a company that develops and markets medical devices and software. Mr. Weber brings a broad and expert knowledge of many aspects of financial management. In various capacities, he has been responsible for all aspects of finance and accounting including cost accounting, cash management, SEC filings, investor relations, private and venture financing, corporate legal matters, acquisitions/divestitures as well as information services and computer automation. Mr. Weber received a B.S. from GMI Institute of Technology and a MBA from the Stanford Graduate School of Business.

Risk Factors

   An investment in Hollis-Eden shares involves a high degree of risk. You should consider the following discussion of risks, in addition to other information contained in this annual report. This annual report also contains forward-looking statements that involve risks and uncertainties.

If we do not obtain FDA regulatory approval for our products, we cannot sell our products and we will not generate revenues.

   Our principal development efforts are currently centered around immune regulating hormones, a class of drug candidates which we believe shows promise for the treatment of a variety of infectious diseases and immune system disorders. However, all drug candidates require U.S. FDA and foreign government approvals before they can be commercialized. Neither HE2000, our lead drug candidate, nor any of our other drug candidates have been approved for commercial sale. We expect to incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of HE2000 have to date produced favorable results, significant additional trials are required, and we may not be able to demonstrate that this drug candidate is safe or effective. We cannot guarantee that any of our product candidates will obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues.

If we do not successfully commercialize our products, we may never achieve profitability.

   We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $48 million through December 31, 2000. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

   Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. We cannot guarantee that our drug candidates, if approved for sale, will be able to compete successfully with our competitors' existing products under development. If we are unable to compete successfully, we may never be able to sell enough products at a sufficient price that would permit us to generate profits.

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

Litigation or other disputes regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

   The manufacture, use or sale of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, and fail to successfully defend an infringement action or to have infringing patents declared invalid, we may:

  . Incur substantial money damages;

  . Encounter significant delays in bringing our drug candidates to market;
    and/or

  . Be precluded from participating in the manufacture, use or sale of our drug candidates or methods of threatment without first obtaining licenses to do so.

We cannot guarantee that we will be able to obtain any required license on favorable terms, if at all.

   In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

   In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Existing pricing regulations and reimbursement limitations may reduce our potential profits from the sale of our products.

   The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third-parties a license to manufacture our products without our permission. Such compulsory licenses typically would be on terms that are less favorable to us and would have the effect of reducing our profits.

   Varying price regulation between countries can lead to inconsistent prices and some re-selling by third parties of our products from markets where our products are sold at lower prices to markets where our products are sold at higher prices. This practice of exploiting price differences between countries can undermine our sales in markets with higher prices and reduce our potential sales.

   Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing HE2000 and/or our other potential products to the market, we cannot assure you that such products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell such products on a competitive basis.

We will need to raise additional money before we expect to achieve profitability; if we fail to raise additional money, it would be difficult to continue our business.

   As of December 31, 2000 our cash and cash equivalents totaled approximately $34 million. We believe these financial resources will fund our current operations well into 2002. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We intend to seek additional funding through public or private financing or through collaboration arrangements with collaborative partners. You should be aware that in the future:

  . we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

  . any available additional financing may not be adequate.

   If we cannot raise additional funds when needed or on acceptable terms, we would not be able to continue to develop HE2000 or any of our other product candidates.

If we raise additional money by issuing equity securities, your investment will be diluted.

   If we raise additional funding by issuing more equity securities, the new shares will dilute the voting power of your investment on a percentage basis.

We may not be able to keep up with the rapid technological change in the biotechnology and pharmaceutical industries, which could make our products obsolete and reduce our revenues.

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

Delays in the conduct or completion of our clinical trials or the analysis of the data from our clinical trials may result in delays in our planned filings for regulatory approvals, or adversely affect our ability to enter into collaborative arrangements.

   We cannot predict whether we will encounter problems with any of our completed or ongoing clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies or delay the analysis of data from our completed or ongoing clinical studies. If the results of our ongoing and planned clinical studies for HE2000 and HE2200 are not available when we expect or if we encounter any delay in the analysis of our clinical studies for HE2000 and HE2200:

  . we may not have the financial resources to continue research and development of any of our product candidates; and

  . we may not be able to enter into collaborative arrangements relating to any product subject to delay in regulatory filing.

   Any of the following reasons could delay or suspend the completion of our ongoing and future clinical studies:

  . delays in enrolling volunteers;

  . lower than anticipated retention rate of volunteers in a trial;

  . unfavorable efficacy results; or

  . serious side effects experienced by study participants relating to the product candidate.

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

   Our efforts to date have focused on the development and evaluation of our drug candidates. As we continue clinical studies and prepare for commercialization of our drug candidates, we may need to build a sales and marketing infrastructure. We have no experience in the sales and marketing of our drug candidates. If we fail to establish a sufficient marketing and sales force, it will impair our ability to commercialize our product candidates and to enter new or existing markets. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues.

If we were to lose the services of Richard B. Hollis, or fail to attract or retain qualified personnel in the future, our business objectives would be more difficult to implement, adversely affecting our operations.

   Our ability to successfully implement our business strategy depends highly upon our Chief Executive Officer, Richard B. Hollis. The loss of Mr. Hollis' services could impede the achievement of our objectives. We also highly depend on our ability to hire and retain qualified scientific and technical personnel. The competition for these employees is intense. We cannot guarantee that we will continue to be able to hire and retain the qualified personnel needed for our business. Loss of the services of or the failure to recruit key scientific and technical personnel could adversely affect our business, operating results and financial condition.

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

Trading in our shares could be subject to extreme price fluctuations that could adversely affect your investment.

   The market prices for securities of life sciences companies, particularly those that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example:

  . biological or medical discoveries by competitors;

  . public concern about the safety of our product candidates;

  . unfavorable results from clinical trials;

  . unfavorable developments concerning patents or other proprietary rights;
    or

  . unfavorable domestic or foreign regulatory developments;

may have the effect of temporarily or permanently driving down the price of our common stock. For example, our stock price has ranged from $3.62 to $19.25 between January 1, 2000 and March 15, 2001. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the ability of a stockholder to dispose of his shares at a price equal to or above the price at which the shares were purchased. In addition, in the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against those companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and results of operations.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders' decisions.

   Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 24% of our outstanding common stock. Assuming the exercise of our outstanding warrants and options, Mr. Hollis would own approximately 20% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Item 2. Properties

   Our corporate headquarters are located at 9333 Genesee Avenue, Suites 110 and 200, San Diego, California 92121, where we lease approximately 17,000 square feet. The leases expire in August 2002. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

   From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market System under the symbol HEPH.

   The following table sets forth the quarterly high and low bid quotations and/or selling prices for our securities during the last two fiscal years.

   Common Stock                                                   High     Low
   ------------                                                  ------- -------
   1999
     First Quarter.............................................. $25.500 $13.250
     Second Quarter.............................................  18.750  10.000
     Third Quarter..............................................  16.000  11.000
     Fourth Quarter.............................................  18.625   8.625

   2000
     First Quarter.............................................. $19.250 $10.125
     Second Quarter.............................................  17.438   7.750
     Third Quarter..............................................  13.375   7.719
     Fourth Quarter.............................................   9.188   4.000

   On March 15, 2001, the closing price of our Common Stock as reported by the Nasdaq National Market System was $3.81 per share. There were approximately 5,000 shareholders of record plus beneficial stockholders of our Common Stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

   On October 11, 2000, we issued 208,681 shares of Common Stock to Aeson Therapeutics, Inc. in connection with our purchase of a 21% equity stake in Aeson. These shares were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

Item 6. Selected Financial Data

   The following data summarizes certain selected financial data for each of the five years ended December 31, 2000 and the period from inception (August 15, 1994) to December 31, 2000. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (In thousands, except per share amounts).

                                                                               Period from
                                                                                Inception
                         As of or for the Year Ended December 31,            (Aug. 15, 1994)
                         --------------------------------------------------  to December 31,
                           2000         1999        1998     1997     1996        2000
                         --------     --------     -------  -------  ------  ---------------
Statement of Operations
 Data:
 Research and
  development........... $ 17,933 (1) $  5,731     $ 2,777  $ 3,488  $  184     $ 31,770
 General and
  administrative........    4,157       11,940 (2)   3,577    2,044     511       22,476
                         --------     --------     -------  -------  ------     --------
 Total operating
  expenses..............   22,090       17,671       6,354    5,532     695       54,246
 Other income
  (expense).............    2,575        2,351         927      280       3        6,090
                         --------     --------     -------  -------  ------     --------
 Net loss............... $(19,515)    $(15,320)    $(5,427) $(5,253) $ (692)    $(48,156)
                         ========     ========     =======  =======  ======     ========
 Net loss per share,
  basic and diluted..... $  (1.74)    $  (1.41)    $ (0.69) $ (0.85) $(0.15)
 Weighted average number
  of common shares
  outstanding...........   11,240       10,861       7,851    6,193   4,658
Balance Sheet Data:
 Cash and equivalents... $ 34,298     $ 47,486     $24,190  $ 7,103  $   18
 Total assets...........   35,099       48,265      24,524    7,400     241
 Accounts payable and
  accrued expenses......    2,636        1,640         222      467     807
 Stockholders' equity
  (deficit)............. $ 32,463     $ 46,625     $24,303  $ 6,933  $ (566)

--------
(1) 2000 Research and Development expenses include $4.5 million for non-cash charges for the purchase of technology and in-process R&D.
(2) 1999 General and Administrative expenses include $7.7 million for non-cash charges, due to the acceleration of vesting of stock options for a former officer, the issuance of warrants for services, and the issuance of stock options to non-employees.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Management's Discussion and Analysis of Results of Operations and Financial Condition

   The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Annual Report on Form 10-K.

General

   Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is presently engaged in the discovery and development of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis B and C, and malaria.

   We are focusing our initial development efforts on a potent series of immune regulating hormones and hormone analogs. Our lead compound in this series, HE2000, is currently in Phase II clinical studies. By altering cytokine production HE2000 appears from early clinical studies to help reestablish immune system balance in situations such as HIV where the immune system is dysregulated. In the case of HIV, we believe that by reestablishing this balance the immune system may be able to better control virus levels and potentially delay or prevent the progression to AIDS. In addition, based on the mechanism of action, we believe these compounds will have an attractive safety profile and will avoid issues of resistance that plague many existing antiviral drugs.

   We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the next few years as we increase expenditures on research and development and begins to allocate significant and increasing resources to clinical testing and other activities. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

   On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. ("IAC"), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the "Merger"), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

   We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through December 31, 2000. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses plus expenses related to the startup of our business. From inception until December 31, 2000, we have incurred expenses of approximately $31.8 million in research and development and $22.5 million in general and administrative expenses, which have been partially offset by $6.1 million in net interest income resulting in a loss of $48.2 million for the period.

   Research and development expenses were $17.9 million, $5.7 million and $2.8 million in 2000, 1999 and 1998, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our first drug candidate, HE2000. $4.5 million of the increase in research and development in 2000 was non-cash charges related to the acquisition of technology and in-process R&D. The balance of the increase was due to increased staffing, preclinical activity, and clinical trials. 1999 research and development expenses increased compared to 1998 due to increased staffing, preclinical activity, and the initiation of clinical trials.

   General and administrative expenses remained flat in 2000 compared to 1999 excluding the non-cash charges in 1999 of $7.7 million. The $7.7 million of non-cash charges was due to the acceleration of vesting of stock options for a former officer of Hollis-Eden, the issuance of warrants for services (described below), and the issuance of stock options to non-employees. During 1999, general and administrative expenses increased $0.6 million from 1998 due to increased staffing and increased operating expenses for salaries, benefits, recruiting, legal, and travel.

   During 1999, we announced the resignation of an executive officer and accelerated the vesting of 300,000 stock options previously granted to him. This acceleration was considered to be a new grant of options and therefore we expensed a one-time non-cash charge of $4.9 million. We also entered into a three-year agreement with a financial consulting organization affiliated with a director of Hollis-Eden. We agreed to issue, as compensation for services, warrants to purchase 500,000 shares of Common Stock with an exercise price of $20.50 per share. The warrants were estimated to have a value of approximately $2.1 million, which was expensed as a non-cash charge.

   In 1998, we incurred additional general and administrative non-cash, non-recurring charges of $956,000. A total of $716,000 was amortized during 1998 for services in lieu of cash and for non-cash compensation. In addition, $240,000 was expensed for options granted to certain directors and consultants.

Liquidity and Capital Resources

   We have financed our operations since inception through the sale of shares of Common Stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of shares and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements raising approximately $25 million. In addition, Hollis-Eden has received a total of $13 million from the exercise of warrants and stock options.

   Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements well into 2002. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

   The information required by this item with respect to directors is incorporated by reference from the information under the heading "Election of Directors," contained in Hollis-Eden's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting (the "Proxy Statement").

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

    2. Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2000, and have therefore been omitted.

    3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

    (b) Reports on Form 8-K

   On October 20, 2000, we filed a report on Form 8-K dated October 11, 2000 with the SEC announcing that we acquired a 21% equity stake in Aeson Therapeutics and an exclusive worldwide sublicense to three issued patents in the area of adrenal steroids in exchange for $2 million in cash and 208,681 shares of Common Stock.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001

                                          HOLLIS-EDEN PHARMACEUTICALS, INC.

                                          By:/s/ Richard B. Hollis
                                             ----------------------------------
                                             Richard B. Hollis,
                                             Chairman of the Board of Directors,
                                             and Chief Executive Officer

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


             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ Richard B. Hollis                Chairman of the Board of        March 28, 2001
____________________________________ Directors, President and
Richard B. Hollis                    Chief Executive Officer

/s/ Daniel D. Burgess                Chief Operating                 March 28, 2001
____________________________________ Officer/Chief Financial
Daniel D. Burgess                    Officer (Principal Financial
                                     Officer)

/s/ Robert W. Weber                  Chief Accounting Officer and    March 28, 2001
____________________________________ Vice President - Controller
Robert W. Weber                      (Principal Accounting
                                     Officer)

/s/ Paul Bagley                      Director                        March 28, 2001
____________________________________
Paul Bagley

/s/ Leonard Makowka                  Director                        March 28, 2001
____________________________________
Leonard Makowka

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ Brendan R. McDonnell             Director                        March 28, 2001
____________________________________
Brendan R. McDonnell

/s/ Thomas C. Merigan, Jr. M.D.      Scientific Advisor and          March 28, 2001
____________________________________ Director
Thomas C. Merigan, Jr. M.D.

/s/ William H. Tilley                Director                        March 28, 2001
____________________________________
William H. Tilley

/s/ Salvatore J. Zizza               Director                        March 28, 2001
____________________________________
Salvatore J. Zizza

                                                                      APPENDIX E

                       HOLLIS-EDEN PHARMACEUTICALS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               ----------------

                                 EXHIBIT INDEX

 Exhibit
 Number  Description of Document
 ------- ----------------------------------------------------------------------
   3.1   Amended and Restated Certificate of Incorporation of the Registrant
         (incorporated by reference to Exhibit 4.1 to Registrant's Registration
         Statement on Form S-4 (No. 333-18725), as amended (the "Form S-4" )).

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

 *10.5   Consulting Agreement and Warrant by and between Registrant and William
         H. Tilley and Jacmar/Viking, L.L.C. dated March 8, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1999).

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


 Exhibit
 Number  Description of Document
 ------- ----------------------------------------------------------------------
 10.11   Common Stock and Warrant Agreement, dated January 20, 2000, among
         Registrant and Colthurst Limited (incorporated by reference to Exhibit
         99.4 to Registrant's Current Report on Form 8-K dated January 20,
         2000).

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

 10.14   Indemnification Agreement among Registrant and Executive Offices and
         Directors.

 23.1    Consent of BDO Seidman, LLP.

 24.1    Power of Attorney. Reference is made to signature page.

--------
* Management contract or compensatory plan, contract or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                      APPENDIX F

                       HOLLIS-EDEN PHARMACEUTICALS, INC.

                         Index To Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants........................  F-2

Balance Sheets as of December 31, 2000 and 1999...........................  F-3

Statements of Operations for the Fiscal Years Ended December 31, 2000,
 December 31, 1999, December 31, 1998 and the Period From Inception
 (August 15, 1994) to December 31, 2000...................................  F-4

Statements of Stockholders' Equity for the Fiscal Years Ended December 31,
 1995, December 31, 1996, December 31, 1997, December 31, 1998, December
 31, 1999, December 31, 2000 and the Period from Inception (August 15,
 1994) to December 31, 1994...............................................  F-5

Statements of Cash Flow for the Fiscal Years Ended December 31, 2000,
 December 31 1999, December 31, 1998 and the Period from Inception (August
 15, 1994) to December 31, 2000...........................................  F-7

Notes to Financial Statements.............................................  F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Hollis-Eden Pharmaceuticals, Inc.
San Diego, CA

   We have audited the accompanying balance sheets of Hollis-Eden Pharmaceuticals, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 15, 1994) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hollis-Eden Pharmaceuticals, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 15, 1994) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          BDO Seidman, LLP

New York, NY
January 19, 2001

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands)
                          ASSETS:

Current assets:
Cash and cash equivalents.................................. $ 34,298  $ 47,486
Prepaid expenses...........................................       96       115
Deposits...................................................       27        27
                                                            --------  --------
Total current assets.......................................   34,421    47,628
Property and equipment, net of accumulated depreciation of
 $204 and $97..............................................      422       392
Receivable from related party (Note 5).....................      256       245
                                                            --------  --------
Total assets............................................... $ 35,099  $ 48,265
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable and accrued expenses...................... $  2,636  $  1,640
                                                            --------  --------
Total current liabilities..................................    2,636     1,640

Commitments and contingencies (Notes 8, 13, 14)

Stockholders' equity: (Notes 3, 4, 7, 9, 10, 11, 12)
  Preferred stock, no par value, 10,000 shares authorized;
   no shares outstanding...................................      --        --
  Common stock, $.01 par value, 30,000 shares authorized;
   11,590 and 11,071 shares issued and outstanding,
   respectively............................................      116       111
  Paid-in capital..........................................   80,503    75,155
  Deficit accumulated during development stage.............  (48,156)  (28,641)
                                                            --------  --------
    Total stockholders' equity.............................   32,463    46,625
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 35,099  $ 48,265
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                  Period from
                                                                   Inception
                                      For the year ended        (Aug. 15, 1994)
                                         December 31,           to December 31,
                                   ---------------------------  ---------------
                                     2000      1999     1998         2000
                                   --------  --------  -------  ---------------
                                   (In thousands, except per share amounts)
Operating expenses:
 Research and development
  R&D operating expenses.......... $ 13,407  $  5,731  $ 2,777     $ 26,590
  R&D costs related to common
   stock and stock option grants
   for collaborations and
   technology purchase............    4,526       --       --         5,180
                                   --------  --------  -------     --------
    Total research and
     development..................   17,933     5,731    2,777       31,770
 General and administrative
  G&A operating expenses..........    4,157     4,279    2,621       12,986
  G&A costs related to
   options/warrants granted.......      --      7,661      956        9,490
                                   --------  --------  -------     --------
    Total general and
     administrative...............    4,157    11,940    3,577       22,476
                                   --------  --------  -------     --------
    Total operating expenses......   22,090    17,671    6,354       54,246
Other income (expense):
Interest income...................    2,575     2,351      929        6,140
Interest expense..................      --        --        (2)         (50)
                                   --------  --------  -------     --------
Total other income................    2,575     2,351      927        6,090
                                   --------  --------  -------     --------
Net loss.......................... $(19,515) $(15,320) $(5,427)    $(48,156)
                                   ========  ========  =======     ========
Net loss per share, basic and
 diluted.......................... $  (1.74) $  (1.41) $ (0.69)
Weighted average number of common
 shares outstanding...............   11,240    10,861    7,851


   The accompanying notes are an integral part of these financial statements

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                            Preferred                                           Deficit
                          stock at par  Common stock                          accumulated
                              value     at par value  Capital in                during
                          ------------- ------------- excess of    Deferred   development
(In thousands)            shares amount shares amount par value  compensation    stage     Total
--------------            ------ ------ ------ ------ ---------- ------------ ----------- -------
Contribution by
 stockholder............   --    $ --     --   $ --    $   103     $   --      $    --    $   103
Common stock issued for
 cash...................   --      --   2,853    --         25         --           --         25
Common stock issued as
 consideration for the
 license agreements
 (Note 8)...............   --      --     543    --          5         --           --          5
Net loss................   --      --     --     --        --          --        (1,277)   (1,277)
                           ---   -----  -----  -----   -------     -------     --------   -------
Balance at December 31,
 1994...................   --      --   3,396    --        133         --        (1,277)   (1,144)
Common stock issued for
 cash...................   --      --     679    --        250         --           --        250
Common stock issued as
 consideration for
 amendments to the
 license agreements
 (Note 8)...............   --      --      76    --         28         --           --         28
Net loss................   --      --     --     --        --          --          (672)     (672)
                           ---   -----  -----  -----   -------     -------     --------   -------
Balance at December 31,
 1995...................   --      --   4,151    --        411         --        (1,949)   (1,538)
Common stock issued in
 conversion of debt
 (Note 10)..............   --      --     165    --        371         --           --        371
Common stock issued for
 cash, net of expenses
 (Note 10)..............   --      --     580    --      1,234         --           --      1,234
Common stock issued as
 consideration for
 termination of a
 finance agreement......   --      --      15    --         34         --           --         34
Warrants issued to
 consultants for
 services rendered......   --      --     --     --         24         --           --         24
Net loss................   --      --     --     --        --          --          (692)     (692)
                           ---   -----  -----  -----   -------     -------     --------   -------
Balance at December 31,
 1996...................   --      --   4,911    --      2,074         --        (2,641)     (567)
Recapitalization of
 Company upon the merger
 with Initial
 Acquisition Corp. (Note
 3).....................   --      --     883     58     6,213         --           --      6,271
Warrants issued to a
 certain director upon
 the successful closure
 of the merger..........   --      --     --     --        570         --           --        570
Exercise of warrants,
 net of expenses........   --      --     978     10     5,619         --           --      5,629
Deferred compensation--
 stock options (Note
 12)....................   --      --     --     --      1,848      (1,848)         --        --
Amortization of deferred
 compensation...........   --      --     --     --        --          282          --        282
Exercise of stock
 options................   --      --     --     --          1         --           --          1
Net loss................   --      --     --     --        --          --        (5,253)   (5,253)
                           ---   -----  -----  -----   -------     -------     --------   -------
Balance at December 31,
 1997...................   --      --   6,772     68    16,325      (1,566)      (7,894)    6,933
Exercise of warrants....   --      --     399      4     1,196         --           --      1,200
Exercise of stock
 options................   --      --      53      1       155         --           --        156
Private Placement, net
 of expenses (Note 10)..     4     --   1,329     13    19,877         --           --     19,890
Warrants issued for
 services in lieu of
 cash (Note 9)..........   --      --     --     --        408         --           --        408
Stock issued for license
 fee (Note 8)...........   --      --      33    --        500         --           --        500
Stock issued for
 services in lieu of
 cash...................   --      --       6    --         95         --           --         95
Options issued for
 services in lieu of
 cash (Note 12).........   --      --     --     --        240         --           --        240
Amortization of deferred
 compensation...........   --      --     --     --        --          308          --        308
Net loss................   --      --     --     --        --          --        (5,427)   (5,427)
                           ---   -----  -----  -----   -------     -------     --------   -------
Balance at December 31,
 1998...................     4   $ --   8,592  $  86   $38,796     $(1,258)    $(13,321)  $24,303
                           ---   -----  -----  -----   -------     -------     --------   -------

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDERS' EQUITY--Cont.

                            Preferred                                           Deficit
                          stock at par  Common stock                          accumulated
                              value     at par value  Capital in                during
                          ------------- ------------- excess of    Deferred   development
(In thousands)            shares amount shares amount par value  compensation    stage     Total
--------------            ------ ------ ------ ------ ---------- ------------ ----------- --------
Exercise of warrants....   --      --      755    8       5,136       --             --      5,144
Exercise of stock
options.................   --      --       10  --           75       --             --         75
Private Placement, net
of expenses (Note 4)....   --      --    1,368   14      24,759       --             --     24,773
Preferred Stock
Conversion (Note
10,11)..................    (4)    --      346    3          (3)      --             --        --
Deferred compensation-
Options forfeited (Note
12).....................   --      --      --   --       (1,207)    1,258            --         51
Amortization of non-
employee options........   --      --      --   --          559       --             --        559
Warrants issued for
services in lieu of cash
(Note 9)................   --      --      --   --        2,140       --             --      2,140
Options accelerated
vesting (Note 12).......   --      --      --   --        4,900       --             --      4,900
Net loss................   --      --      --   --          --        --         (15,320)  (15,320)
                           ---   -----  ------  ---    --------     -----      ---------  --------
Balance at December 31,
1999....................   --      --   11,071  111      75,155       --         (28,641)   46,625
Exercise of warrants....   --      --      133    2         758       --             --        760
Exercise of stock
options.................   --      --        1  --            5       --             --          5
Common Stock issued for
401k/401m plan..........   --      --        6  --           63       --             --         63
Common Stock issued for
R&D In-Process (Note
8)......................   --      --      209    2       1,998       --             --      2,000
Options granted for
license fee.............   --      --       38  --          598       --             --        598
Amortization of non-
employee options........   --      --      --   --           79       --             --         79
Common Stock issued for
purchase of technology..   --      --      132    1       1,847       --             --      1,848
Net loss................   --      --      --   --          --        --         (19,515)  (19,515)
                           ---   -----  ------  ---    --------     -----      ---------  --------
Balance at December 31,
2000....................   --    $ --   11,590  116    $ 80,503     $ --       $ (48,156) $ 32,463
                           ===   =====  ======  ===    ========     =====      =========  ========

   The accompanying notes are an integral part of these financial statements

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                   Period from
                                                                    Inception
                                                                 (Aug. 15, 1994)
                              For the year ended December 31,    to December 31,
                              ---------------------------------- ---------------
                                 2000        1999       1998          2000
                              ----------  ----------  ---------- ---------------
                                              (In thousands)
Cash flows from operating
 activities:
  Net loss..................  $  (19,515) $  (15,320) $  (5,427)    $ (48,156)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation..............         107          68         21           204
  Common stock issued for
   401k/401m plan...........          63         --         --             63
  Common stock issued as
   consideration for
   amendments to the license
   agreements...............         --          --         --             33
  Common stock issued as
   consideration for
   termination of a finance
   agreement................         --          --         --             34
  Common stock and options
   issued as consideration
   for license fees and
   services.................         677         --       1,003         1,694
  Expense related to
   warrants issued as
   consideration to
   consultants..............         --        2,140        --          2,140
  Expense related to
   warrants issued to a
   director for successful
   closure of merger........         --          --         --            570
  Expense related to stock
   options issued...........         --        4,900        240         5,140
  Expense related to common
   stock issued for the
   purchase of technology...       1,848         --         --          1,848
  Common stock issued as
   consideration for In-
   Process R&D..............       2,000         --         --          2,000
  Deferred compensation
   expense related to
   options issued...........         --          620        308         1,210
Changes in assets and
 liabilities:
  Prepaid expenses..........          19         (89)        17           (96)
  Deposits..................         --          (18)       --            (27)
  Receivable--tax refund....         --          --         105           --
  Loan receivable from
   related party............         (12)        (38)      (160)         (256)
  Accounts payable and
   accrued expenses.........         916         909        103         2,055
  Wages payable.............          81         500        --            581
  License fees payable to
   related party............         --          --         --            --
  R & D fees payable to
   related party............         --          --        (338)          --
  Disposal of assets........         --            7        --              7
                              ----------  ----------  ---------     ---------
   Net cash used in
    operating activities....     (13,816)     (6,321)    (4,128)      (30,956)
Cash flows provided by
 investing activities:
  Purchase of property and
   equipment................        (137)       (375)       (31)         (632)
                              ----------  ----------  ---------     ---------
   Net cash used in
    investing activities....        (137)       (375)       (31)         (632)
Cash flows from financing
 activities:
  Contributions from
   stockholder..............         --          --         --            104
  Net proceeds from sale of
   preferred stock..........         --          --       4,000         4,000
  Net proceeds from sale of
   common stock.............         --       24,773     15,890        42,172
  Proceeds from issuance of
   debt.....................         --          --         --            371
  Net proceeds from
   recapitalization.........         --          --         --          6,271
  Net proceeds from
   warrants/options
   exercised................         765       5,219      1,356        12,968
                              ----------  ----------  ---------     ---------
   Net cash from financing
    activities..............         765      29,992     21,246        65,886
Net increase in cash and
 equivalents................     (13,188)     23,296     17,087        34,298
Cash and equivalents at
 beginning of period........      47,486      24,190      7,103           --
                              ----------  ----------  ---------     ---------
Cash and equivalents at end
 of period..................  $   34,298  $   47,486  $  24,190     $  34,298
                              ==========  ==========  =========     =========
Supplemental disclosure of
 cash flow information:
Interest paid...............  $      --   $      --   $       2     $      46
Conversion of debt to
 equity.....................         --          --         --            371
Options issued to
 consultants in lieu of
 cash, no vesting...........         --          --         --             24
Warrants issued in lieu of
 cash, commissions on
 private placement..........         --          600        --            733

   The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

1. The Company

   Hollis-Eden Pharmaceuticals Inc. ("Hollis Eden" or the "Company"), a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis B and C and malaria. Since its inception (August 15, 1994) through March 1997, the Company's efforts were directed toward organizing, licensing technology and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into several human clinical trials. The Company is focusing its initial development efforts on a potent series of immune regulating hormones and hormone analogs. The lead compound in this series, HE2000, is currently in Phase II clinical studies. To date, the Company has not developed commercial products or generated sales for the period from August 15, 1994 through December 31, 2000.

2. Summary of Accounting Policies

Cash Equivalents

   The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. Because of the short maturities of these investments, the carrying amount is a reasonable estimate of fair value. At December 31, 2000, the Company's cash equivalents totaling $34.3 million were deposited primarily in a money market mutual fund with a large financial institution.

Property and Equipment

   Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (five and seven years) using the straight-line method.

Research and development

   Research and development costs consist of license fee expenses related to license agreements, preclinical and clinical trial expenses, as well as research and development expenses with related parties. Such amounts paid or payable to related parties aggregated zero in 2000, and $0.5 million and $1.3 million for the years ended December 31, 1999 and 1998, respectively, and $6.3 million for the period from inception (August 15, 1994) to December 31, 2000. Such expenses are recognized as incurred.

   During October 2000, the Company incurred an expense of $4.0 million comprised of $2.0 million in cash and 208,681 shares of Hollis Eden Common Stock for a 21% equity stake and an exclusive worldwide sublicense to three issued patents (see Note 8, "Aeson Therapeutics").

Income Taxes

   The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

Financial instruments

   The Company's financial instruments consist primarily of cash, other receivables and accounts payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

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

Recent accounting pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedged derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this new standard did not have a material effect on the financial statements.

3. Recapitalization

   On March 26, 1997, Hollis-Eden Inc. was merged (the "Merger") with and into the Company (then known as Initial Acquisition Corp. (IAC)). Upon consummation of the Merger, Hollis-Eden Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. IAC (now called Hollis-Eden Pharmaceuticals, Inc.) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was accounted for as a recapitalization of Hollis-Eden Inc. by an exchange of Common Stock of Hollis-Eden Inc., for the net assets of IAC, consisting primarily of cash.

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The Company's 1997 Stock Incentive Stock Option Plan became effective on February 5, 1997 and was approved by the stockholders on March 26, 1997. A total of 2,750,000 shares of Company Common Stock have been authorized for issuance under the plan (see Note 12).

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

5. Note Receivable from Related Party

   On May 22, 1998, the Company entered into a promissory note with a stockholder/officer in the amount of $200,000. Interest is at 5.5% per annum. The note is due and payable in full on May 22, 2003.

6. Income Taxes

   The Company has available a net operating loss carryforward of approximately $35 million at December 31, 2000 which may be carried forward as an offset to taxable income, if any, in future years through its expiration in 2012 to 2020. The Company has a net deferred tax asset of approximately $13 million at December 31, 2000 comprised of capitalized start-up costs, research and development credits, and the net operating loss carryforward. The net deferred tax asset has been fully reserved due to the uncertainty of the Company being able to generate net operating income under the more likely than not criteria of SFAS 109. If certain substantial changes in the Company's ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year.

7. Reverse Stock Splits

   In March 1996, a 1 for 2.65 split of the Company's common stock was effected. Also, on February 13, 1995 there was a 3 for 5 split of the Company's common stock. All stock splits have been retroactively restated for all periods presented.

8. Related Party Licenses and other Agreements and Commitments and
Contingencies

Colthurst, Edenland and Mr. Prendergast

   During 1994, the Company entered into two license agreements and one research, development and option agreement as discussed in the following paragraphs.

   Pursuant to a license agreement dated May 18, 1994 ("Colthurst License Agreement") with related parties Patrick T. Prendergast, a significant stockholder at the time, and with Colthurst Limited, a company controlled by Mr. Prendergast, the Company acquired the exclusive worldwide rights of Mr. Prendergast's patent rights, know-how and background technology relating to the treatment of human/animal immunodeficiency. The agreement was amended on August 11, 1995 to change the license fee payment terms as discussed below in paragraph four of this Note. Per the license agreement, the Company agreed to pay royalties on product revenues.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   On August 25, 1994, the Company entered into a license agreement ("Edenland License Agreement") with a related party, Edenland Inc., a company controlled by Mr. Prendergast, for the exclusive worldwide rights of Mr. Prendergast's patent rights, know-how and background technology related to the substance tradenamed HE317 and to any other pharmaceutical product that became subject to the license agreement under the research, development and option agreement discussed below. The agreement was amended on August 11, 1995 to change the license fee payment terms as discussed in the following paragraph. Per the Edenland License Agreement, the Company agreed to pay royalties on product revenues.

   Effective August 11, 1995, Edenland, Inc., Colthurst Limited and the Company entered into amendments concerning the license fee payment terms to the two agreements described above. Under this amendment, the Company agreed to pay a license fee by April 28, 1996 plus additional license fees within 24 months of April, 1996. The balances of these fees were paid in full by May 1997. As consideration for entering into certain amendments, the Company issued 75,472 shares of the Company's common stock to Edenland, Inc. and Colthurst Limited.

   Per the amended Colthurst License Agreement, a renewal annual license fee was payable commencing May 1998. The Company paid this fee in 1998 by issuing shares of its common stock and, in 1999, paid in cash.

   In August 1994, the Company entered into a Research, Development and Option Agreement, with Edenland, Inc. and Mr. Prendergast. The agreement provided for the development of HE317 to a certain stage of development and granted the Company the right of first option on new products developed by Edenland, Inc. The agreement committed the Company to pay for certain development costs up to the amount of $3.0 million with certain contingencies for funding.

   In October 1996, the Company and Edenland, Inc. entered into an amendment to the existing Research, Development and Option Agreement. This amendment accelerated the date that the $3.0 million payment for HE317 or other product development costs was to be made. A payment of $1.5 million was payable upon the closing of the Merger with IAC and the balance was contingent upon future funding events. $2.7 million of the $3.0 million was paid in 1997, with the remaining $300,000 accrued as an expense in 1997 and paid in April 1998.

   During November 1999, the Company filed two separate requests for arbitration with Mr. Prendergast, Colthurst and Edenland. The first arbitration sought clarification of certain operational issues with respect to roles and responsibilities set forth in the license agreement covering HE2000. The second arbitration sought to rescind both of the agreements with Edenland covering future potential drug candidates other than HE2000.

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

   The Technology Assignment Agreement replaces the Colthurst License Agreement. Pursuant to the Technology Assignment Agreement, Mr. Prendergast and Colthurst assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including HE2000, Hollis-Eden's lead clinical compound. The annual license fee of $500,000 and the royalty obligations under the Colthurst License Agreement have been eliminated. In consideration for the foregoing, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock were issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). In addition, all of the shares under the warrant vest over four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). The Sponsored Research and License Agreement replaces the Edenland License Agreement and the Research, Development and Option Agreement. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications, and Hollis-Eden agreed to fund additional preclinical research projects conducted by Edenland. Hollis-Eden will also have exclusive license rights to all results of such research and will have royalty obligations to Edenland on sales of new products, if any, resulting from such research.

   As stated above, the issuance of the additional shares of Common Stock and the vesting of the warrant is dependent upon the satisfaction of certain conditions (the "Conditions"), including (i) support of Hollis-Eden's actions by Mr. Prendergast and Colthurst, by voting their shares of Hollis-Eden stock in favor of management and (ii) Mr. Prendergast and his affiliated companies not conducting research and development activities relating to the transferred technology. In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, these future events could not be determined at the date of the agreements (January 2000). Accordingly, the shares and warrants will be accounted for as they vest or are issued. During 2000, we recorded a research and development charge for $1.9 million representing the fair value of the 132,000 shares issued under the agreement.

   Because all of the Conditions have not been satisfied, Hollis-Eden believes it has no obligation to issue to Colthurst any additional shares and that the warrant will not vest as to any shares of Common Stock. While Hollis-Eden is confident in its analysis, if any dispute should arise in this matter, Hollis-Eden cannot guarantee that, as a result of such dispute, additional equity will not be issued or that an additional accounting charge will not be made.

Aeson Therapeutics

   In October 2000, the Company acquired a 21% equity stake in Aeson Therapeutics Inc. ("Aeson") for approximately $4 million and an exclusive worldwide sublicense to three issued patents in the area of adrenal steroids in exchange for $2.0 million in cash and 208,672 shares of Common Stock valued at $2 million. The cash and shares were expensed as in-process R&D during the fourth quarter of 2000. As part of the transaction, Aeson and its shareholders have granted the Company an exclusive option to acquire the remainder of Aeson at a predetermined price. If the Company elects to not exercise the option by April 11, 2002, the Company, at its option, can fund an additional $2.0 million to Aeson for development work and extend the purchase option date until April 11, 2003. Regardless of whether the Company elects to exercise this option, the Company will retain its exclusive sublicense to the three patents.

9. Common Stock Purchase Warrants

Series A warrants

   During April 1996, in accordance with anti-dilution privileges triggered by an offering in March 1995, the Company issued 1,018,866 Series A Warrants to all stockholders of record as of March 1995 to purchase the same number of shares of common stock at a price of $11.02 per share. The warrants are exercisable until January 7, 2002, except for one warrant for 393,250 shares which expires January 7, 2006.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


Series B warrants

   During February 1995, the Company issued 37,736 Series B Warrants to Edenland, Inc. in consideration for an amendment to the Edenland License Agreement. The warrants were exercisable until February 5, 2000, to purchase the same number of shares of common stock at a price of $15.90 per share. These warrants have expired.

Placement agent warrants

   During May 1996, the Company issued to the placement agent, for the completion of the private placement in April 1996 (see Note 10), a warrant to purchase an aggregate of up to 445,000 shares of common stock, at an exercise price of $2.475 per share. The fair value of the 445,000 options was deducted from the net proceeds of the private placement as a cost of raising capital and totaled approximately $133,000.

   Upon the successful closure of the Merger and Redemption of the Class A Common Stock Purchase Warrants and Class B Unit Purchase Warrants, the Company issued additional placement agent warrants to purchase 452,830 shares of common stock at an exercise price of $2.475 per share. These warrants have expired.

IAC Management Warrants

   During April 1994, the Company issued warrants, to existing shareholders and management, to purchase 160,000 units (the "Units") at $10.00 per Unit, each unit to be identical to the Units issued as part of its initial public offering. The warrants were exercisable until May 15, 2000 except for one warrant to purchase 50,000 units which expires May 15, 2002. Each Unit consists of (i) one share of common stock, $.01 par value per share and (ii) one Class A Warrants entitling the holder to purchase one share of common stock at a price of $9.00 per share. The unexercised warrants with an expiration date of May 15, 2000 have expired.

Representatives warrants

   In connection with the Company's initial public offering, the Company issued warrants to the underwriters for 60,000 Units at an exercise price of $11.00 per Unit and 24 Class B Warrants at an exercise price of $5.775 per warrant and were exercisable until May 15, 2000. Each Class B Warrant entitled the holder to purchase one Unit (i.e. one share of common stock and one Class A Warrant). The unexercised warrants have expired.

Investor Relations Warrants

   During February 1998, as part of payment for investor relations, the Company issued 150,000 warrants with an exercise price of $14.75 per share and an expiration date of February 4, 1999. The warrants were estimated to have a value of $408,000 which was expensed in 1998. These warrants have been exercised.

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

   The following table summarizes stock warrant activity for 1998 through 2000 (in thousands, except per share amounts):

                                                             Price Per Share
                                                         -----------------------
                                                                        Weighted
                                                  Shares     Range      Average
                                                  ------ -------------- --------
Outstanding, December 31, 1997................... 2,373  $ 2.48 - 15.90  $ 7.79

1998
Issued........................................... 1,587   14.75 - 17.00   16.79
Exercised........................................   398    2.48 - 10.00    3.01

Outstanding, December 31, 1998................... 3,562    2.48 - 17.00   12.33
1999
Issued...........................................   590   18.25 - 20.50   20.16
Exercised........................................   755    2.48 - 14.75    6.88
Canceled.........................................     7           11.02   11.02

Outstanding, December 31, 1999................... 3,390    2.48 - 20.50   14.91
2000
Issued...........................................   400           25.00   25.00
Exercised........................................   133    2.48 -  9.50    5.71
Canceled.........................................   123    6.03 - 15.90   11.51

Outstanding, December 31, 2000................... 3,534  $ 9.00 - 25.00  $16.52

   For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 2000 (in thousands, except per share amounts):

                             Outstanding Warrants                Exercisable Warrants
                             ------------------------------      ------------------------------
                                              Weighted                            Weighted
         Range of                             average                             average
      Exercise Prices        Shares            price             Shares            price
      ---------------        ------           --------           ------           --------
      $ 5.01 - $10.00          100             $ 9.50              100             $ 9.50
      $10.01 - $15.00        1,007              11.02            1,007              11.02
      $15.01 - $20.00        1,527              17.07            1,527              17.07
      $20.01 - $25.00          900              22.50              500              20.50

10. Common Stock

   On January 21, 1996, the Company completed a $367,522 round of debt financing with a group of private investors. These notes, with an 8% interest rate, were due on or before the earlier of (i) January 21, 1997 or (ii) the closing of a private or public offering of securities. The Company had the option to repay these notes with common stock of the Company. Proceeds from this debt financing were used to repay the note and accounts

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

payable to a related party, and accrued interest totaling $371,164. During April 1996, the debt financing, plus accrued interest, were converted into 164,962 shares of common stock at a price of $2.25 per share. During March and April of 1996, the Company privately issued 580,005 shares of the Company's Common Stock at an offering price of $2.25 per share. Total proceeds from this offering aggregated $1,234,499.

   During May 1998, the Company completed a private financing totaling $20.6 million in gross proceeds. The Company issued 1,329,201 shares of Common Stock, (of which 192,061 shares were subject to adjustment based on future average stock price ("Adjustable Common Stock")), 4,000 shares of 5% Series A Convertible Preferred Stock and Warrants to purchase 1,437,475 shares of Common Stock in the financing. The Warrants are exercisable for three years and entitle the holders to purchase up to a total of 1,437,475 shares of Common Stock at a price of $17.00 per share.

   The Convertible Preferred Stock had an initial conversion price of $20.30 for the first seven months, after which it could be adjusted, either up or down, based on the future stock prices of the Company's Common Stock. The Convertible Preferred Stock was converted to Common Stock in January 1999 (See
Note 11).

11. Preferred Stock

   During May 1998, as part of the private placement, the Company issued 4,000 shares of Convertible Preferred Stock for proceeds of $4.0 million.

   During January 1999, the Company issued 346,127 shares of Common Stock in connection with the conversion of the Series A Convertible Preferred Stock and additional shares relating to the Adjustable Common Stock. The Adjustable Common Stock was issued during the private placement of May 1998 and was subject to adjustment based on the future average stock price of the Company's Common Stock as described in Note 10. Upon conversion, all outstanding Preferred shares and Adjustable Common shares were eliminated.

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


12. Stock Options

   The 1997 Stock Option Plan (the "Plan") was approved by the shareholders in 1997. Under the Plan, 2,750,000 shares of common stock have been reserved for issuance to employees, officers, directors, and consultants of the Company and provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The options expire not later than ten years from the date of the grant and become exercisable immediately or generally are exercisable ratably over a three-year or four year period beginning one year from the date of the grant. The following table summarizes stock option activity under the Plan for 1997 through 2000 (in thousands, except per share amounts):

                                                             Price Per Share
                                                         -----------------------
                                                                        Weighted
                                                  Shares     Range      Average
                                                  ------ -------------- --------
1997
Granted..........................................   518  $  6.25 - 8.70  $ 7.13

Outstanding, December 31, 1997...................   518     6.75 - 8.70    7.13

1998
Granted..........................................   341   13.25 - 16.75   14.52
Canceled.........................................   100            8.70    8.70

Outstanding, December 31, 1998...................   759    6.75 - 16.75   10.24

1999
Granted..........................................   776   10.56 - 16.63   12.70
Canceled.........................................    61   14.06 - 14.63   14.63

Outstanding, December 31, 1999................... 1,474    6.75 - 16.75   11.36

2000
Granted..........................................   774    6.50 - 15.06    8.18
Exercised........................................     1            6.75    6.75
Canceled.........................................    24    6.75 - 15.13   14.22

Outstanding, December 31, 2000................... 2,223  $ 6.50 - 16.75  $10.22

   The Company entered into stock option agreements outside of the Plan with certain directors, officers and consultants. These options become exercisable according to a schedule of vesting as determined by the Board of Directors. During 1998, 1999 and 2000, the Company granted options to certain consultants and directors, and will recognize $540,000, $380,000 and $166,000 in expense related to these options ratably over the three-year vesting period. $240,000, $559,000 and $79,000 were expensed in 1998, 1999 and 2000 respectively.

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2000 (in thousands, except per share amounts):

                                                             Price Per Share
                                                          ----------------------
                                                                        Weighted
                                                   Shares     Range     Average
                                                   ------ ------------- --------
1995
Granted...........................................    38  $ 2.65 - 7.95  $ 4.64

Outstanding, December 31, 1995....................    38    2.65 - 7.95    4.64

1996
Granted...........................................   570           2.25    2.25

Outstanding, December 31, 1996....................   608    2.25 - 7.95    2.40

1997
Granted........................................... 2,400           5.00    5.00
Canceled..........................................    50           2.25    2.25

Outstanding, December 31, 1997.................... 2,958    2.25 - 7.95    4.51

1998
Exercised.........................................    53    2.25 - 5.30    2.93
Canceled..........................................    50           2.25    2.25

Outstanding, December 31, 1998.................... 2,855    2.25 - 7.95    4.58

1999
Granted...........................................   300          16.63   16.63
Exercised.........................................    10           7.95    7.95
Canceled.......................................... 1,220    2.25 - 5.00    4.95

Outstanding, December 31, 1999.................... 1,925   2.25 - 16.63    6.16

Outstanding, December 31, 2000.................... 1,925  $2.25 - 16.63  $ 6.16

   For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 were as follows:

                                                            Exercisable options
                             Outstanding options            ---------------------
                      ------------------------------------
                                                 Weighted               Weighted
      Range of                     Remaining     average                average
   Exercise Prices     Shares     life (years)    price      Shares      price
   ---------------    ---------   ------------   --------   ---------   --------
   $ 2.25 - $ 4.99      425,000       5.3         $ 2.25      425,000    $ 2.25
   $ 5.00 - $ 8.99    2,158,366       8.3           5.72    1,183,667      5.62
   $ 9.00 - $12.99      570,165       9.0          10.78      150,564     10.56
   $13.00 - $16.99      994,800       8.1          15.31      622,325     15.32

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

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The Company has elected to account for its stock-based compensation plans under APB 25; however, for pro forma disclosure purposes, the Company has computed the value of all options granted to employees during 1998 through 2000, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
   Risk free interest rate...........................    5.45%    5.31%    5.55%
   Expected dividend yield...........................       0%       0%       0%
   Expected lives.................................... 5 years  5 years  5 years
   Expected volatility...............................     137%    46.5%    46.5%

   The stock options were assumed to be exercised in five to seven years. Adjustments are made for options forfeited prior to vesting. The total value of warrants and options was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of the options (in thousands):

   Year ended December 31, 1998......................................... $1,436
   Year ended December 31, 1999......................................... $6,662
   Year ended December 31, 2000......................................... $5,104

   If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company's net loss would have been reported as follows (in thousands):

 Net loss

                                                           Year ended December
                                                                   31,
                                                          ----------------------
                                                           2000    1999    1998
                                                          ------- ------- ------
   As reported........................................... $19,515 $15,320 $5,427
   Pro forma............................................. $24,619 $21,982 $6,863

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

   The weighted average, estimated fair values of employee stock options granted during fiscal 2000, 1999 and 1998 were $6.59, $8.59 and $4.21 per share, respectively.

13. Employment Agreement

   Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996 (the "Hollis Employment Agreement"), Mr. Hollis' annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses, future salary increases and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. On January 1, 2000, Mr. Hollis' base salary was increased from $330,000 to $363,000. If Mr. Hollis' employment is terminated "without cause," "for insufficient reason" or pursuant to a "change in control" (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the Surviving Corporation, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis' employment is terminated "with cause" or if Mr. Hollis resigns other than for "sufficient reason," Mr. Hollis' compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

14. Leases

   Rental expenses for principally leased facilities under operating leases were approximately $431,000, $315,000 and $115,000 for 2000, 1999 and 1998,
respectively. Future minimum payments for operating leases are as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
      2001............................................................   $456
      2002............................................................    320
      2003............................................................     24
      2004............................................................     10
      2005............................................................      0
                                                                         ----
      Total minimum lease payments....................................   $810
                                                                         ====

15. Selected Quarterly Financial Information (Unaudited)

   A summary of quarterly financial information for each of the last two years follows:

                                              Quarter
                                 ------------------------------------   Total
                                  March    June    September December   Year
                                 -------  -------  --------- --------  -------
                                      (In thousands, except per share)
YEAR ENDED DECEMBER 31, 2000
R&D expenses.................... $ 4,198  $ 2,617   $ 2,147  $ 4,445   $13,407
G&A expenses....................   1,077    1,025       771    1,284     4,157
Non-cash charges (1)............   2,454       24        24    2,024     4,526
Net loss........................   7,085    2,993     2,279    7,158    19,515
Net loss per share..............   (0.63)   (0.27)    (0.20)   (0.64)    (1.74)
Cash and cash equivalents.......  45,044   41,140    38,776   34,298    34,298

YEAR ENDED DECEMBER 31, 1999
R&D expenses.................... $   759  $ 1,601   $ 1,406  $ 1,965   $ 5,731
G&A expenses....................     966    1,127       791    1,395     4,279
Non-cash charges (2)............   7,166      148       165      182     7,661
Net loss........................   8,393    2,277     1,754    2,896    15,320
Net loss per share..............   (0.92)   (0.21)    (0.16)   (0.26)    (1.41)
Cash and cash equivalents.......  52,870   50,592    49,086   47,486    47,486

--------
(1) Non-cash charges during 2000 was for the purchase of technology and the licensing of technology during the first quarter and the purchase of in-process research and development during the fourth quarter.
(2) Non-cash charged during the first quarter of 1999 was for the acceleration of vesting of options for a former officer of Hollis-Eden and for warrants issued with a financial consulting organization affiliated with a director of Hollis-Eden.