Form 10-Q
period 2001-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2001-05-10
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)
                  Quarterly Report Under Section 13 or 15 (d)
      X          Of the Securities Exchange Act of 1934
  ---------

                   For Quarterly Period Ended March 31, 2001

               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the period from ____ to ____.

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

                                 YES  X    NO

As of May 10, 2001 there were 11,615,803 shares of registrant's Common Stock, $.01 par value, outstanding.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                                   Form 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

PART I          Financial Information                                                   Page
                                                                                        ----
Item 1      Financial Statements.......................................................   3

            Balance Sheets - March 31, 2001 and December 31, 2000......................   3

            Statements of Operations for the Three-Month Periods Ended March 31, 2001
            and 2000 and Period from August 15, 1994 to March 31, 2001.................   4

            Statements of Cash Flows for the Three-Month Periods Ended March 31, 2001
            and 2000 and Period from August 15, 1994 to March 31, 2001.................   5

            Notes to Financial Statements..............................................   6

Item 2      Management's Discussion and Analysis of Results of Operations and Financial
            Condition..................................................................   7

Item 3      Quantitative and Qualitative Disclosures about Market Risk.................   8

PART II         Other Information

Item 1      Legal Proceedings..........................................................   9

Item 2      Changes in Securities......................................................   9

Item 3      Defaults Upon Senior Securities............................................   9

Item 4      Submission of Matters to a Vote of Security Holders........................   9

Item 5      Other Information..........................................................   9

Item 6      Exhibits and Reports on Form 8-K...........................................   9

Part I.    Financial Information


Item I.    Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

All numbers in thousands                                   March 31,      Dec. 31,
                                                             2001           2000
                                                           --------       --------
ASSETS:
 Current assets:
 Cash and  cash equivalents............................    $ 30,529       $ 34,298
 Prepaid expenses......................................         276             96
 Deposits..............................................          27             27
                                                           -----------------------
      Total current assets.............................      30,832         34,421

 Property and equipment, net of accumulated
  depreciation of $234 and $204........................         434            422
 Other receivable from related party...................         260            256
                                                           --------       --------
      Total assets.....................................    $ 31,526       $ 35,099
                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
 Accounts payable and accrued expenses.................    $  2,474       $  2,636
                                                           --------       --------
      Total liabilities................................       2,474          2,636
                                                           --------       --------

 Commitments and contingencies

 Stockholders' equity:

   Preferred stock, no par value, 10,000 shares
    authorized; no shares outstanding                             -              -
   Common stock, $.01 par value,
    30,000 shares authorized; 11,606 and
    11,590 shares issued and outstanding...............         116            116
   Paid-in capital.....................................      80,623         80,503
   Deficit accumulated during development stage........     (51,687)       (48,156)
                                                           --------       --------
      Total stockholders' equity.......................      29,052         32,463
                                                           --------       --------

      Total liabilities and stockholders' equity.......    $ 31,526       $ 35,099
                                                           ========       ========

   The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------
All numbers in thousands, except per share amounts

                                                                                       Period from
                                                                                         Inception
                                                                                     (Aug.15,1994)
                                                      3 months ended March 31,         to March 31
                                                         2001           2000                  2001
                                                         ----           ----                  ----

Operating expenses:
 Research and development:
   R&D operating expenses......................       $ 2,716        $ 4,198             $  29,306
   R&D costs related to common stock and
   stock option grants for collaborations
   and technology purchase.....................            24          2,454                 5,204
 General and administrative:
   G&A operating expenses......................         1,265          1,077                14,251
   G&A costs related to common
   stock, option, & warrant grants.............             -              -                 9,490
                                                      -------        -------             ---------

Total operating expenses.......................         4,005          7,729                58,251

Other income (expense):
Interest income................................           474            644                 6,614
Interest expense...............................             -              -                   (50)
                                                      -------        -------             ---------
Total other income.............................           474            644                 6,564
                                                      -------        -------             ---------

Net loss.......................................       $(3,531)       $(7,085)            $ (51,687)
                                                      =======        =======             =========

Net loss per share-basic and diluted...........         (0.30)         (0.63)

Weighted average number of common
shares outstanding-basic and diluted...........        11,602         11,173

  The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------
All numbers in thousands

                                                                                                 Period from
                                                                                                   Inception
                                                                                             (Aug. 15, 1994)
                                                            3 months ended March 31,             to March 31
                                                                2001            2000                    2001
                                                            --------        --------         ---------------
Cash flows from operating activities:
  Net loss................................................  $(3,531)        $(7,085)                $(51,687)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation........................................        30              25                     234
      Common stock issued for the company 401k/401m
       plan...............................................        95              63                     158
      Common stock issued as consideration for
       amendments/termination of agreements...............         -               -                      67
      Expense related to common stock issued
       for the purchase of technology.....................         -           1,848                   1,848
      Common stock and options issued as consideration
       for license fees and services......................        24             606                   1,718
      Common stock issued as consideration
       for in process R&D.................................         -               -                   2,000
      Expense related to warrants issued
       as consideration to consultants....................         -               -                   2,140
      Expense related to warrants issued to a
       director for successful closure of merger..........         -               -                     570
      Expense related to stock options issued                      -               -                   5,140
      Deferred compensation expense related
       to options issued..................................         -               -                   1,210

Changes in assets and liabilities:
  Prepaid expenses........................................      (180)           (122)                   (275)
  Deposits................................................         -               -                     (27)
  Loan receivable from related party......................        (3)             (3)                   (260)
  Accounts payable and accrued expenses...................       420           1,871                   2,475
  Wages Payable...........................................      (581)
  Disposal of assets......................................         -               -                       7
                                                            --------        --------                --------
      Net cash used in operating activities...............    (3,726)         (2,797)                (34,682)

Cash flows provided by investing activities:
  Purchase of property and equipment......................       (43)            (26)                   (675)
                                                            --------        --------                --------
      Net cash used in investing activities...............       (43)            (26)                   (675)

Cash flows from financing activities:
  Contributions from stockholder..........................         -               -                     103
  Net proceeds from sale of preferred stock...............         -               -                   4,000
  Net proceeds from sale of common stock..................         -               -                  42,172
  Proceeds from issuance of debt..........................         -               -                     371
  Net proceeds from recapitalization......................         -               -                   6,271
  Net proceeds from warrants and options exercised........         -             381                  12,969
                                                            --------        --------                --------
      Net cash from financing activities..................         0             381                  65,886

Net increase in cash......................................    (3,769)         (2,442)                 30,529
Cash and equivalents at beginning of period...............    34,298          47,486                       -
                                                            --------        --------                --------
Cash and equivalents at end of period.....................  $ 30,529        $ 45,044                $ 30,529
                                                            ========        ========                ========

  The accompanying notes are an integral part of these financial statements.

                       HOLLIS-EDEN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   Basis of Presentation

     The information at March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Hollis-Eden Pharmaceuticals, Inc. ("Hollis-Eden" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the United States Securities and Exchange Commission on March 30, 2001.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Technology Acquisition - Commitments and Contingencies

     Pursuant to a Technology Assignment Agreement dated January 20, 2000, Patrick Prendergast and Colthurst Limited assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology previously licensed to Hollis Eden under the Colthurst License Agreement dated May 18, 1994 (as amended), including HE2000, Hollis-Eden's lead clinical compound. In consideration for the foregoing, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock were issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). In addition, the agreements provided that the shares under the warrant were to vest over four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below).

     As stated above, the issuance of the additional shares of Common Stock and the vesting of the warrant was dependent upon the satisfaction of certain conditions (the "Conditions"), including (i) support of Hollis-Eden's actions by Mr. Prendergast and Colthurst, by voting their shares of Hollis-Eden stock in favor of management, and (ii) Mr. Prendergast and his affiliated companies not conducting research and development activities relating to the transferred technology. In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, these future events could not be determined at the date of the agreements (January 2000). Accordingly, the shares and warrants were to be accounted for as they vest or were issued.
During 2000, we recorded a research and development charge for $1.9 million representing the fair value of the 132,000 shares issued under the agreement.

     Because all of the Conditions have not been satisfied, Hollis-Eden has not issued any additional shares to Colthurst and believes it has no obligation to issue to Colthurst any additional shares and that the warrant will not vest as to any shares of Common Stock. While Hollis Eden is confident in its analysis, if any dispute should arise in this matter, Hollis-Eden cannot guarantee that, subject to the resolution of any such dispute, it will not be required to issue additional equity to Mr. Prendergast and Colthurst or that it will not incur additional accounting charges or other adverse accounting reporting as a result of any such resolution.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

General

     Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is presently engaged in the discovery and development of products for the treatment of infectious diseases and immune system disorders, including HIV/AIDS, hepatitis B and C, and malaria.

     We are focusing our initial development efforts on a potent series of immune regulating hormones and hormone analogs. Our lead compound in this series, HE2000, is currently in Phase II clinical studies. By altering cytokine production, HE2000 appears from early clinical studies to help reestablish immune system balance in situations such as HIV, where the immune system is dysregulated. In the case of HIV, we believe that by reestablishing this balance the immune system may be able to better control virus levels and potentially delay or prevent the progression to AIDS. In addition, based on the mechanism of action, we believe these compounds will have an attractive safety profile and will avoid issues of resistance that plague many existing antiviral drugs.

     We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the next few years as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information may not be indicative of our future operating results or financial condition or our ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

     On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. ("IAC"), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the "Merger"), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

     We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through March 31, 2001. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses plus expenses related to the startup of our business. From inception until March 31, 2001, we have incurred expenses of approximately $34.5 million in research and development and $23.8 million in general and administrative expenses, which have been partially offset by $6.6 million in net interest income resulting in a loss of $51.7 million for the period.

     Research and development expenses were $2.7 million for the three-month period ended March 31, 2001 and $4.2 million for the same period in 2000. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our first drug candidate, HE2000. $2.5 million of the research and development expenses in the first quarter of 2000 were non-cash charges related to the acquisition of technology and in-process R&D. There were no such expenses in the first quarter of 2001. The increase in research and development operating expenses for the three-month period ended March 31, 2001, compared to the same period in 2000, was due to increased staffing and clinical trial activities.

     General and administrative operating expenses were $1.3 million for the three-month period ended March 31, 2001, compared to $1.1 million for the same period in 2000. The general and administrative expenses relate to staffing, facilities, supplies, benefits, recruiting, legal, investor relations and travel. The increase in general and administrative operating expenses was mainly due to expenses associated with the growth of the Company's operations.

     Net interest income was $474,000 for the three-month period ended March 31, 2001, compared to $644,000 for the same period in 2000. The decline in interest income is primarily due to lower average balances of cash and cash equivalents as a result of ongoing operating losses.

Liquidity and Capital Resources

     We have financed our operations since inception through the sale of equity. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of shares and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements raising approximately $25 million. In addition, Hollis-Eden has received a total of $13 million from the exercise of warrants and stock options.

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



Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II    Other Information


Item 1.    Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 2.    Changes in Securities
     None

Item 3.    Defaults upon Senior Securities
     None

Item 4.    Submission of Matters to a Vote of Securities Holders
     None

Item 5.    Other Information
     None

Item 6.    Exhibits and Reports on Form 8-K
     None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated:  May 10, 2001                    By:     /s/ Daniel D. Burgess
                                             ----------------------------------
                                                Daniel D. Burgess
                                                Chief Operating Officer/
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                        By:     /s/ Robert W. Weber
                                             ----------------------------------
                                                Robert W. Weber
                                                Vice President-Controller/
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)