Form 10-Q
period 2001-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2001-11-14
CIK 899394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
                   Quarterly Report Under Section 13 or 15 (d)
     X               Of the Securities Exchange Act of 1934
-----------

                  For Quarterly Period Ended September 30, 2001

                Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act 1934 for the period
                             from       to          .

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

                    YES     X                 NO

As of November 14, 2001 there were 11,615,803 shares of registrant's Common Stock, $.01 par value, outstanding.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                                    Form 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

PART I   Financial Information                                                                                  Page
------   ---------------------                                                                                  ----

Item  1      Financial Statements ............................................................................... 3

             Balance Sheets - September 30, 2001 and December 31, 2000 .......................................... 3

             Statements of Operations for the Three-Month and Nine-Month Periods
             Ended September 30, 2001 and 2000 and Period from August 15, 1994
             (Inception) to September 30, 2001 .................................................................. 4

             Statements of Cash Flows for the Nine-Month Periods Ended September
             30, 2001 and 2000 and Period from August 15, 1994 (Inception) to
             September 30, 2001 ................................................................................. 5

             Notes to Financial Statements ...................................................................... 6

Item 2       Management's Discussion and Analysis of Results of Operations and Financial
             Condition .......................................................................................... 7

Item  3      Quantitative and Qualitative Disclosures about Market Risk ......................................... 9


PART II  Other Information

Item 1       Legal Proceedings .................................................................................. 9

Item 2       Changes in Securities .............................................................................. 9

Item 3       Defaults Upon Senior Securities .................................................................... 9

Item 4       Submission of Matters to a Vote of Security Holders ................................................ 9

Item 5       Other Information .................................................................................. 9

Item 6       Exhibits and Reports on Form 8-K ................................................................... 9


Part I.           Financial Information

Item I.           Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

All numbers in thousands (except par value)                             Sept. 30,            Dec. 31,
                                                                             2001                2000
                                                                      (Unaudited)
                                                                ------------------  ------------------
ASSETS:
 Current assets:
 Cash and  cash equivalents                                      $         23,244    $         34,298
 Prepaid expenses                                                             114                  96
 Deposits                                                                      27                  27
                                                                --------------------------------------
      Total current assets                                                 23,385              34,421
 Property and equipment, net of accumulated
   depreciation of $301 and $204                                              443                 422
 Other receivables                                                              -                   -
 Other receivable from related party                                          293                 256
                                                                ------------------  ------------------
      Total assets                                               $         24,121    $         35,099
                                                                ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:

 Current liabilities:
 Accounts payable and accrued expenses                           $          2,363    $          2,636
                                                                ------------------  ------------------
      Total liabilities                                                     2,363               2,636
                                                                ------------------  ------------------
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
     authorized; no shares outstanding                                          -                   -
   Common stock, $.01 par value,
     30,000 shares authorized; 11,616 and
     11,590 shares issued and outstanding                                     116                 116
   Paid-in capital                                                         80,901              80,503
   Deficit accumulated during development stage                           (59,259)            (48,156)
                                                                ------------------  ------------------
     Total stockholders' equity                                            21,758              32,463
                                                                ------------------  ------------------
     Total liabilities and stockholders' equity                  $         24,121     $        35,099
                                                                ==================  ==================


   The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

----------------------------------------------------------------------------------------------------
All numbers in thousands, except per share amounts

                                                                                        Period from
                                                                                          Inception
                                                                                       (Aug.15,1994)
                                    3 months ended Sept. 30,  9 months ended Sept. 30,  to Sept. 30
                                        2001          2000       2001        2000              2001
                                      ---------- -----------  ---------    ---------    -----------
Operating expenses:
 Research and development:
     R&D operating expenses ........   $  2,714    $  2,147    $  8,372    $  8,963      $ 34,962
     R&D costs related to common
     stock, option, & warrant grants
     for collaborations ............         24          24          72       2,502         5,252
 General and administrative:
     G&A operating expenses ........        991         771       3,498       2,872        16,484
     G&A costs related to common
     stock, option, & warrant grants        208           -         208           -         9,698
                                       --------    --------    --------    --------      --------

Total operating expenses ...........      3,937       2,942      12,150      14,337        66,396
Other income (expense):
    Interest income ................        243         663       1,047       1,980         7,187
    Interest expense ...............          -           -           -           -           (50)
                                       --------    --------    --------    --------      --------
Total other income .................        243         663       1,047       1,980         7,137
                                       --------    --------    --------    --------      --------
Net loss ...........................   $ (3,694)   $ (2,279)   $(11,103)   $(12,357)     $(59,259)
                                       ========    ========    ========    ========      ========

Net loss per share-basic and diluted      (0.32)      (0.20)      (0.96)      (1.10)

Weighted average number of common
shares outstanding-basic and diluted     11,616      11,315      11,609      11,240



    The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
 (Unaudited)

------------------------------------------------------------------------------------------------
All numbers in thousands
                                                                                    Period from
                                                                                      Inception
                                                                                 (Aug. 15, 1994)
                                                        9 months ended Sept. 30,    to Sept. 30
                                                            2001        2000               2001
                                                          ---------- -----------  -------------
Cash flows from operating activities:
  Net loss .............................................   $(11,103)   $(12,357)     $(59,259)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation .....................................         97          78           301
      Common stock issued for the company 401k/401m plan         95          63           158
      Common stock issued as consideration for
       amendments/termination of agreements ............         --          --            67
      Expense related to common stock issued
       for the purchase of technology ..................         --       1,848         1,848
      Common stock and options issued as consideration
       for license fees and services ...................         72         654         1,766
      Common stock issued as consideration
       for In Process R&D ..............................         --          --         2,000
      Expense related to warrants issued
       as consideration to consultants .................         --          --         2,140
      Expense related to warrants issued to a
       director for successful closure of merger .......         --          --           570
      Expense related to warrants issued
       as consideration for financial services .........        208          --           208
      Expense related to stock options issued ..........         --          --         5,140
      Deferred compensation expense related
       to options issued ...............................         --          --         1,210
Changes in assets and liabilities:
  Prepaid expenses .....................................        (18)        (28)         (114)
  Deposits .............................................         --          --           (27)
  Loan receivable from related party ...................        (37)         (9)         (293)
  Accounts payable and accrued expenses ................        308         336         2,363
  Wages payable ........................................       (581)         --            --
  Disposal of assets ...................................         --          --             7
                                                           --------    --------      --------
      Net cash used in operating activities ............    (10,959)     (9,415)      (41,915)
                                                           --------    --------      --------
Cash flows provided by investing activities:
  Purchase of property and equipment ...................       (118)        (60)         (751)
                                                           --------    --------      --------
      Net cash used in investing activities ............       (118)        (60)         (751)
                                                           --------    --------      --------
Cash flows from financing activities:
  Contributions from stockholder .......................         --          --           104
  Net proceeds from sale of preferred stock ............         --          --         4,000
  Net proceeds from sale of common stock ...............         --          --        42,172
  Proceeds from issuance of debt .......................         --          --           371
  Net proceeds from recapitalization ...................         --          --         6,271
  Net proceeds from warrants and options exercised .....         23         765        12,992
                                                           --------    --------      --------
      Net cash from financing activities ...............         23         765        65,910
                                                           --------    --------      --------
Net increase (decrease) in cash ........................    (11,054)     (8,710)       23,244
Cash and equivalents at beginning of period ............     34,298      47,486            --
                                                           --------    --------      --------
Cash and equivalents at end of period ..................   $ 23,244    $ 38,776      $ 23,244
                                                           ========    ========      ========



   The accompanying notes are an integral part of these financial statements.

                        HOLLIS-EDEN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Basis of Presentation

         The information at September 30, 2001, and for the three-month and nine-month periods ended September 30, 2001 and 2000, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. ("Hollis-Eden" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the United States Securities and Exchange Commission on March 30, 2001.

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

2.       Equity Financing

         On September 13, 2001, the Company entered into an agreement with Ballsbridge Finance Ltd., a Nevis corporation, for a maximum of $10 million in equity financing. Under this agreement, at the Company's election, Ballsbridge will purchase up to $10 million of the Company's common stock over the next 18 months. The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired, which draw-down rights may be restricted by certain provisions of the agreement such as volume and price of our common stock. In addition, as a commitment fee, the Company agreed to issue to Ballsbridge a warrant to purchase shares of common stock. The number of shares underlying the warrant will be equal to 5,000 shares for each $1 million of the equity drawdown facility that is not drawn down during the 18-month period. The warrant will be exercisable for three years following the 18-month period, at an exercise price equal to the market price of the Company's common stock at the end of the 18-month period.

3.       Technology Acquisition - Commitments and Contingencies

         Pursuant to a Technology Assignment Agreement dated January 20, 2000, Patrick Prendergast and Colthurst Limited assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology previously licensed to Hollis-Eden under the Colthurst License Agreement dated May 18, 1994 (as amended), including HE2000, Hollis-Eden's lead clinical compound. In exchange for certain covenants made by Mr. Prendergast and Colthurst regarding their future activities (the "Covenants"), as well as for the consideration described above, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share, of which only 132,000 shares were to be issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the Covenants. The shares underlying the warrant were to vest over four years and were likewise conditioned on continued compliance with the Covenants.

           In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, certain future events could not be determined at the date of the agreements (January 2000). Accordingly, the shares and warrants were to be accounted for as they vest or were issued. During 2000, the company recorded a research and development charge for $1.9 million representing the fair value of the 132,000 shares issued under the agreement.

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

         We are focusing our initial development efforts on a potent series of immune regulating hormones and hormone analogs. We are currently developing three clinical stage compounds with potentially broad therapeutic applications:
HE2000, HE2200 and, through our relationship with Aeson Therapeutics, HE2500. Our lead compound, HE2000, is currently in Phase II clinical studies in HIV, Malaria and hepatitis B. By altering cytokine production, HE2000 appears from early clinical studies to help reestablish immune system balance in situations such as HIV, where the immune system is dysregulated. In addition, based on the mechanism of action, we believe these compounds may have an attractive safety profile and will avoid issues of resistance that plague many existing antiviral drugs.

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

Results of Operations

         We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through September 30, 2001. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses plus expenses related to the startup of our business. From inception until September 30, 2001, we have incurred expenses of approximately $40.2 million in research and development ($5.2 million are non-cash expenses) and $26.2 million in general and administrative expenses ($9.7 million are non-cash expenses), which have been partially offset by $7.1 million in net interest income, resulting in a loss of $59.3 million for the period.

         Research and development expenses were $2.7 million and $8.4 million for the three- and nine-month periods ended September 30, 2001 and $2.2 million and $11.5 million for the same periods in 2000. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our first drug candidate, HE2000. Included in the nine-month period ended September 30, 2000 was $2.2 million related to collaborations and $2.5 million in non-cash charges related to the acquisition of technology and in-process R&D. There were no material collaboration expenses in the nine-month period ended September 30, 2001. The increase in research and development expenses (net of collaborations and technology acquisitions) for the three- and nine-month periods ended September 30, 2001, compared to the same period in 2000, was also due to increased staffing and clinical trial activities.

         General and administrative expenses were $1.2 million and $3.7 million for the three- and nine-month periods ended September 30, 2001, compared to $0.8 million and $2.9 million for the same period in 2000. The general and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel. Included in the nine-month period ended September 30, 2001 was $0.2 million in non-cash charges related to warrants issued for a financial advisory / investment banking agreement. The increase in general and administrative expenses (net of the non-cash charges) was mainly due to expenses associated with investor relations, legal fees and the growth of the Company's operations.

         Net interest income was $0.2 million and $1.0 million for the three- and nine-month periods ended September 30, 2001, compared to $0.7 million and $2.0 million for the same periods in 2000. The decline in interest income is due to lower interest rates and lower average balances of cash and cash equivalents as a result of ongoing operating losses.

Liquidity and Capital Resources

         We have financed our operations since inception through the sale of equity. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants to purchase common stock, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In September 2001, we entered into an equity line of credit agreement which gives the company an option to sell up to $10 million of our common stock on predetermined terms. In addition, since inception we have received a total of $13 million from the exercise of warrants and stock options.

         Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements through 2002. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

Item 2.  Changes in Securities and use of Proceeds

         In May 2001, we entered into a financial advisory and investment banking agreement with H.C. Wainwright & Co., Inc. ("HCW"). Under the terms of the agreement, in August 2001 we issued to HCW a warrant to purchase up to 25,000 shares of Common Stock at an exercise price of $6.225 per share.

         During September 2001, we entered into an equity line of credit with Ballsbridge Finance Ltd. for a maximum of $10 million in equity financing. As a commitment fee, we issued a warrant to purchase shares of our Common Stock. The number of shares underlying the warrant will be equal to 5,000 shares for each $1 million of the equity drawdown facility that is not drawn down during the 18-month period of the facility, up to a maximum of 50,000 shares. The warrant will be exercisable until March 12, 2006 at an exercise price equal to our common stock's volume weighted average price on March 11, 2003.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:

          10.1 Common Stock Purchase Agreement, dated September 13, 2001, between Ballsbridge Finance Ltd. and the Registrant.(1)

          10.2 Registration Rights Agreement, dated September 13, 2001, between Ballsbridge Finance Ltd. and the Registrant.(2)

          10.3 Warrant Agreement, dated September 13, 2001, between Ballsbridge Finance Ltd. and the Registrant.(3)


--------------------
(1) Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (No. 333-69454)(the "Form S-3")
(2) Incorporated by reference to Exhibit 10.2 of the Form S-3.
(3) Incorporated by reference to Exhibit 10.3 of the Form S-3.

(b)       Reports on Form 8-K:

          None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           HOLLIS-EDEN PHARMACEUTICALS, INC.


Dated: November 14, 2001                   By:/s/ Daniel D. Burgess
                                              --------------------------
                                              Daniel D. Burgess
                                              Chief Operating Officer/
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Dated: November 14, 2001                   By:/s/ Robert W. Weber
                                              --------------------------
                                              Robert W. Weber
                                              Vice President-Controller/
                                              Chief Accounting Officer
                                             (Principal Accounting Officer)