Form 10-Q
period 2002-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2002-05-14
CIK 899394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the period from to .

HOLLIS-EDEN PHARMACEUTICALS, INC
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation)

000-24672 (Commission File No.)	13-3697002 (I.R.S. Employer Identification No.)

4435 Eastgate Mall, Suite 400
SAN DIEGO, CALIFORNIA 92121
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (858) 587-9333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

As of May 14, 2002 there were 12,922,037 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.
Form 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

Part I.    Financial Information

Item I.    Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

All numbers in thousands (except par value)	Mar. 31 2002 (Unaudited)	Dec. 31, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$25,523	$30,567
Prepaid expenses	315	169
Deposits	109	27

Total current assets	25,947	30,763
Property and equipment, net of accumulated depreciation of $236 and $335	378	422
Other receivable from related party	280	277

Total assets	$26,605	$31,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,588	$3,602

Total liabilities	2,588	3,602

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 12,922 and 12,896 shares issued and outstanding	129	129
Paid-in capital	92,024	91,649
Deficit accumulated during development stage	(68,136)	(63,918)

Total stockholders’ equity	24,017	27,860

Total liabilities and stockholders’ equity	$26,605	$31,462

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

All numbers in thousands, except per share amounts
	3 months ended March 31,		Period from Inception (Aug.15,1994) to March 31 2002
	2002	2001
Operating expenses:
Research and development:
R&D operating expenses	$2,916	$2,716	$41,280
R&D costs related to common stock, option, & warrant grants for collaborations	24	24	5,300
General and administrative:
G&A operating expenses	1,180	1,265	18,971
G&A costs related to common stock, option, & warrant grants	214	—	9,991

Total operating expenses	4,334	4,005	75,542
Other income (expense):
Gain / (Loss) on disposal of asset	(21)	—	(21)
Interest income	137	474	7,477
Interest expense	—	—	(50)

Total other income	116	474	7,406

Net loss	(4,218)	$(3,531)	$(68,136)

Net loss per share-basic and diluted	(0.33)	(0.30)
Weighted average number of common shares outstanding-basic and diluted	12,918	11,602

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

All numbers in thousands
	3 months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(4,218)	$(3,531)	$(68,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	30	367
Common stock issued for the company 401k/401m plan	137	95	296
Common stock issued as consideration for amendments to the license agreements	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	34
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees and services	24	24	1,894
Common stock issued as consideration for In Process R&D	—	—	2,000
Expense related to warrants issued as consideration to consultants	214	—	2,562
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,140
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(146)	(180)	(315)
Deposits	(82)	—	(109)
Loan receivable from related party	(3)	(3)	(280)
Accounts payable and accrued expenses	(514)	420	2,588
Wages payable	(500)	(581)	—
Disposal of assets	21	—	28

Net cash used in operating activities	(5,035)	(3,726)	(50,270)

Cash flows provided by investing activities:
Purchase of property and equipment	(9)	(43)	(773)

Net cash used in investing activities	(9)	(43)	(773)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	52,829
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	12,991

Net cash from financing activities	—	—	76,566

Net increase (decrease) in cash	(5,044)	(3,769)	25,523
Cash and equivalents at beginning of period	30,567	34,298	—

Cash and equivalents at end of period	$25,523	$30,529	$25,523

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

The information at March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the United States Securities and Exchange Commission on March 1, 2002.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

General

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and other conditions resulting from immune system disorders and hormonal imbalances. Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these compounds can be used as a hormone replacement therapy to reestablish balance to the immune and metabolic systems in situations of dysregulation.

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

Results of Operations

We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through March 31, 2002. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses plus expenses related to the startup of our business. From inception until March 31, 2002, we have incurred expenses of approximately $46.6 million in research and development of which $5.3 million are non-cash expenses and $29.0 million in general and administrative expenses of which $10.0 million are non-cash expenses, which have been partially offset by $7.5 million in net interest income, resulting in a loss of $68.1 million for the period.

Research and development expenses were $2.9 million and $2.7 million for the three-month periods ended March 31, 2002 and 2001, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The increase in research and development expenses was due mainly to increased staffing and clinical trial activities.

General and administrative expenses were $1.4 million and $1.3 million for the three-month periods ended March 31, 2002 and 2001, respectively. The general and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel. Included in the three-month period ended March 31, 2002 was 0.2 million in non-cash charges related to issuance of a warrant to a consultant. The increase in general and administrative expenses was mainly due to the non-cash expenses described above, offset by a decrease in expenses associated with financial advisory / investment banking agreements and investor relations.

Net interest income was $0.1 million and $0.5 million for the three-month periods ended March 31, 2002 and 2001, respectively. The decline in interest income is due to lower interest rates and lower average balances of cash and cash equivalents as a result of ongoing operating losses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of Common Stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of Common Stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of shares and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements from which we received aggregate gross proceeds of approximately $25 million. In December 2001, we completed a private placement of shares and warrants, from which we received gross proceeds of $11.5 million. In addition, we have received a total of $13 million from the exercise of warrants and stock options from inception.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

PART II    Other Information

Item 1.    Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Quarterly Report on Form 10–Q, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 2.    Changes in Securities

        In March 2002, the Company agreed to issue a three-year warrant to a consultant, Dr. Joseph Hollis, to purchase up to 60,000 shares of Common Stock at an exercise price of $11.00 per share. Dr. Hollis is the brother of Richard B. Hollis.

        On September 17, October 17 and November 16, 2001, the Company issued warrants to purchase up to 7,949 and 6,236 and 2,685 shares of Common Stock, respectively, at exercise prices of $4.72, $6.02 and $10.10 respectively, per share. The warrants were issued in lieu of cash for $79,315.26 of legal services performed for the Company in 2001.

        The sale and issuance of securities in the transactions described in the foregoing paragraphs was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated under such Act. The recipients represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the securities issued in such transaction. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

None.

I tem 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

None.

(b) Reports	on Form 8-K:

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 14, 2002	By:	/s/ DANIEL D. BURGESS
Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: May 14, 2002	By:	/s/ ROBERT W. WEBER
Robert W. Weber Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)