Form 10-Q
period 2002-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2002-07-08
CIK 899394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the period from                      to                      .

HOLLIS-EDEN PHARMACEUTICALS, INC
(Exact name of registrant as specified in its charter)

000-24672	DELAWARE	13-3697002
(Commission File No.)	(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4435 Eastgate Mall, Suite 400
SAN DIEGO, CALIFORNIA 92121
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (858) 587-9333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of July 8, 2002 there were 12,922,443 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets—June 30, 2002 and December 31, 2001	3

	Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2002 and 2001 and Period from August 15, 1994 (Inception) to June 30, 2002	4

	Statements of Cash Flows for the Six-Month Periods Ended June 30, 2002 and 2001 and Period from August 15, 1994 (Inception) to June 30, 2002	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	6

Item 3	Quantitative and Qualitative Disclosures about Market Risk	8

PART II	Other Information

Item 1	Legal Proceedings	9

Item 2	Changes in Securities	9

Item 3	Defaults Upon Senior Securities	9

Item 4	Submission of Matters to a Vote of Security Holders	9

Item 5	Other Information	9

Item 6	Exhibits and Reports on Form 8-K	18

PART I.    Financial Information

Item I.     Financial Statements

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2002	Dec. 31, 2001
	All numbers in thousands (except par value)
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$20,484	$30,567
Prepaid expenses	220	169
Deposits	78	27

Total current assets	20,782	30,763
Property and equipment, net of accumulated depreciation of $265 and $335	433	422
Other receivable from related party	277	277

Total assets	$21,492	$31,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$3,072	$3,602

Total liabilities	3,072	3,602

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 12,922 and 12,896 shares issued and outstanding	129	129
Paid-in capital	92,043	91,649
Deficit accumulated during development stage	(73,752)	(63,918)

Total stockholders’ equity	18,420	27,860

Total liabilities and stockholders’ equity	$21,492	$31,462

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 months ended June 30,		6 months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2002
	2002	2001	2002	2001
	All numbers in thousands, except per share amounts
Operating expenses:
Research and development:
R&D operating expenses	$4,462	$2,942	$7,378	$5,659	$45,742
R&D costs related to common stock, option, & warrant grants for collaborations	17	24	41	48	5,317
General and administrative:
G&A operating expenses	1,245	1,242	2,425	2,507	20,216
G&A costs related to common stock, option, & warrant grants	—	—	214	—	9,991

Total operating expenses	5,724	4,208	10,058	8,214	81,266
Other income (expense):
Gain /(Loss) on disposal of asset	—	—	(21)	—	(21)
Interest income	108	330	245	804	7,585
Interest expense	—	—	—	—	(50)

Total other income	108	330	224	804	7,514

Net loss	$(5,616)	$(3,878)	$(9,834)	$(7,410)	$(73,752)

Net loss per share—basic and diluted	(0.43)	(0.33)	(0.76)	(0.64)
Weighted average number of common shares outstanding—basic and diluted	12,922	11,616	12,920	11,609

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	6 months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2002
	2002	2001
	All numbers in thousands
Cash flows from operating activities:
Net loss	$(9,834)	$(7,410)	$(73,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	63	396
Disposal of assets	21	—	28
Common stock issued for the company 401k/401m plan	137	95	296
Common stock issued as consideration for amendments to the license agreements	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	34
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees and services	41	48	1,911
Common stock issued as consideration for In Process R&D	—	—	2,000
Expense related to warrants issued as consideration to consultants	214	—	2,562
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,140
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(51)	(128)	(220)
Deposits	(51)	—	(78)
Other receivables	—	(35)	—
Loan receivable from related party	—	(23)	(277)
Accounts payable and accrued expenses	(30)	1,224	3,072
Wages payable	(500)	(581)	—

Net cash used in operating activities	(9,992)	(6,747)	(55,227)

Cash flows provided by investing activities:
Purchase of property and equipment	(93)	(109)	(857)

Net cash used in investing activities	(93)	(109)	(857)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	52,829
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	2	23	12,993

Net cash from financing activities	2	23	76,568

Net increase (decrease) in cash	(10,083)	(6,833)	20,484
Cash and equivalents at beginning of period	30,567	34,298	—

Cash and equivalents at end of period	$20,484	$27,465	$20,484

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

The information at June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the United States Securities and Exchange Commission on March 1, 2002.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Related Party Licenses and other Agreements and Commitments and Contingencies

Aeson Therapeutics

In March 2002, Hollis-Eden amended certain of its agreements with Aeson Therapeutics, Inc. (“Aeson”). Under the amendments, Hollis-Eden paid Aeson $1.0 million for further clinical development of HE2500. The payment extended the initial day by which Hollis-Eden may exercise its option to acquire the remainder of Aeson to September 30, 2002. Hollis-Eden also received additional equity securities as a result of its $1 million payment and now has approximately a 25% equity stake in Aeson. The $1.0 million payment was expensed as in-process R&D during the second quarter 2002. The amendments also provide that Hollis-Eden, at its sole option, may make another payment of $1.0 million to Aeson for additional development work. If Hollis-Eden decides to make this additional payment, Hollis-Eden will extend until April 11, 2003 the date by which Hollis-Eden may exercise its option to acquire the remainder of Aeson.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others. Additional factors that could cause or contribute to such differences can be found in the following discussion, in the discussion under Item 5 in this report, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through June 30, 2002. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses plus expenses related to the startup of our business. From inception until June 30, 2002, we have incurred expenses of approximately $51.1 million in research and development, of which $5.3 million are non-cash expenses, and $30.2 million in general and administrative expenses, of which $10.0 million are non-cash expenses. Our expenses have been partially offset by $7.5 million in net interest income, resulting in a loss of $73.8 million for the period.

Research and development expenses were $4.5 million and $7.4 million for the three- and six-month periods ended June 30, 2002, compared to $3.0 million and $5.7 million for the same periods in 2001. Research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The increase in research and development expenses in both the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001, was due mainly to a $1 million investment in Aeson Therapeutics for in-process R&D in April 2002 and to increased clinical trial activities.

General and administrative expenses were $1.2 million and $2.6 million for the three- and six-month periods ended June 30, 2002, compared to $1.2 million and $2.5 million for the same periods in 2001. General and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel. Included in general and administrative expenses for the six-month period ended June 30, 2002 was $0.2 million in non-cash charges related to the issuance of a warrant to a consultant. There were no non-cash charges attributable to general and administrative expenses during the same period in 2001.

Net interest income was $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 2002, compared to $0.3 million and $0.8 million for the same periods in 2001. The decline in interest income in both the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001, is mainly due to lower interest rates and also due to lower average balances of cash and cash equivalents as a result of ongoing operating losses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and preferred stock and warrants to purchase common stock, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements from which we received aggregate gross proceeds of approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In addition, we have received a total of $13 million from the exercise of warrants and stock options from inception.

Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. We may also seek additional funding through collaborative arrangements with strategic partners. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements well into 2003. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements for the development of our drug candidates or for the effective commercialization and marketing of any drug candidate approved by regulatory authorities. Our future capital requirements will also depend on whether we extend the period during which we may exercise or elect to exercise our option to acquire the remainder of Aeson, the timing of any such acquisition and the form of consideration that we may use to exercise our option. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of Hollis-Eden Pharmaceuticals was held on June 21, 2002. At this meeting, we solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(1)
To elect two Class II directors to hold office until the 2005 Annual Meeting of Stockholders. Elected to serve as Class II directors were Thomas Charles Merigan, Jr., M.D., and Brendan R. McDonnell. For each elected director the results of voting were: 11,205,363 for, 398,384 withheld. The continuing directors are Richard B. Hollis, Leonard Makowka M.D., Ph.D., FRCS(C), FACS, Paul Bagley, William H. Tilley and Salvatore J. Zizza.

(2)
To approve our 1997 Incentive Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares to a total of 3,750,000 shares. The 1997 Incentive Stock Option Plan, as amended, was approved with the following votes: 9,450,163 for, 2,112,695 against, and 40,889 abstained.

(3)
To ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2002. The selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2002 was ratified with the following votes: 11,557,587 for, 8,960 against, and 37,200 abstained.

Item 5.     Other Information

Recent Developments

On May 6, 2002, we announced preliminary data from an early stage, 20-patient clinical trial conducted by Aeson Therapeutics, Inc. demonstrating that HE2500, when administered orally, produced clinically and statistically significant reductions in triglycerides in treated patients with high levels of triglycerides, compared to results exhibited by the same patients taking placebo. These data were presented at the European Society of Cardiology Meeting in Leipzig, Germany in May 2002. A 60-patient Phase II clinical study, using a buccal formulation of HE2500, is currently being initiated in patients with Metabolic Syndrome, a condition characterized by some combination of high triglycerides, large waste circumference, high serum glucose, high blood pressure and low HDL cholesterol. Patients with this profile have been shown in clinical studies to have an increased cardiac event rate. Metabolic Syndrome is a rapidly growing problem in the United States. A recent article in the Journal of the American Medical Association indicated that 22% of U.S. adults and more than 40% of the population over the age of 60 are afflicted with this condition. We have an option to acquire Aeson, which has rights to HE2500, at a pre-negotiated price. Our initial option to acquire Aeson expires on September 30, 2002, but we have the right to extend our option through April 11, 2003 upon the payment to Aeson of an additional $1 million.

We also announced, on May 6, 2002, that in a 30-patient Phase I safety study, HE2200 rapidly and significantly reduced total cholesterol and improved the total cholesterol/HDL ratio compared to placebo treated patients after five days of dosing with buccal tablets. As a result of this unexpected finding in cohorts of healthy patients who did not suffer from hypercholesterolemia, we are planning to conduct a Phase II study in patients with high cholesterol levels to determine if HE2200 can reduce cholesterol levels and improve other lipid subfractions in this patient population.

On July 8, 2002, we announced preliminary data from a 24-patient Phase II clinical trial conducted in South Africa in HIV infected patients treated with HE2000, which data was being presented at the Fourteenth World AIDS Conference in Barcelona, Spain. In this study, patients received three cycles of daily subcutaneous injections for five consecutive days of either a 50 mg or a 100 mg dose of HE2000 or placebo every six weeks and were followed for an additional 12 weeks after the last dosing cycle, Patients in the 100 mg dose group experienced a downward slope in viral load during the study period, and the maximum viral load reduction (0.45 log) was observed at the end of the 30-week study, 12 weeks after the patients’ last treatment course. This result did not reach statistical significance. However, patients in the 50 mg dose group experienced a statistically significant downward slope in viral load versus placebo during the study period (p<0.01), and the maximum viral load reduction from baseline (0.66 log) was seen at the end of the study. The data also showed that the 18 HE2000 treated patients experienced increases in a number of cell types (including killer cells, dendritic cells and Th1 cells) associated with innate and adaptive cell-mediated immunity. These changes were demonstrated throughout the study and were statistically significant. In addition, an analysis performed on eight patients in the study for which data is currently available indicated new HIV gag specific T-cell responses were induced after the second treatment course in four out of six patients treated with HE2000, and these responses were not seen in the two placebo treated patients from whom data is currently available. These results complement the previously announced finding from this study that HE2000 had a significant effect on reducing elevated levels of a number well-known inflammatory mediators, including TNF-alpha, Cox-2, IL-1 and IL-6.

On May 31, 2002, the U.S. Food and Drug Administration announced that it had adopted a new rule, which provides that approval of drugs intended for use against lethal or toxic substances may be granted solely on the basis of proof of efficacy in animals and safety in humans. We are currently developing HE2100 for radiation protection in collaboration with the Armed Forces Radiobiology Research Institute, or AFRRI, and the Uniformed Services University of the Health Sciences, a division of the U.S. Department of Defense. As we previously announced, in November 2001, the FDA informed AFRRI that HE2100 would qualify for review for radiation protection under this new rule.

Risk Factors

An investment in Hollis-Eden shares involves a high degree of risk. You should consider the following discussion of risks, in addition to other information contained in this report and in our most recent annual report on Form 10-K. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially adversely affected. This report also contains forward-looking statements that involve risks and uncertainties.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around immune regulating hormones, a class of drug candidates which we believe shows promise for the treatment of a variety of infectious diseases and immune system disorders. However, all drug candidates require U.S. FDA and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. For example, in recent years, legislation has been introduced in the U.S. Congress that would restrict the duration of the marketing exclusivity of an orphan drug. We cannot guarantee that this type of legislation will not be reintroduced and passed into law. None of our drug candidates has been approved for commercial sale. We expect to incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have to date produced favorable results, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $73.8 million through June 30, 2002. Our net losses for fiscal years 2001, 2000 and 1999 were $15.8 million, $19.5 million and $15.3 million, respectively. Our net loss for the six months ended June 30, 2002 was $9.8 million. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of June 30, 2002 our cash and cash equivalents totaled approximately $20.5 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements well into 2003. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We intend to seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

As of the date of this report, we own or have obtained a license to over 80 issued U.S. and foreign patents and over 130 pending U.S. and foreign patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. Pharmaceuticals are either not patentable or have only recently become patentable in some of the countries in which we intend to market our products. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights on many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

Litigation or other disputes regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

The manufacture, use or sale of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may:

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

The current status of our drug candidates is as follows:

•	we are conducting Phase II clinical trials with HE2000 in South Africa and Phase I/II clinical trials with HE2000 in the United States for the treatment of HIV/AIDS;

•	we are conducting Phase II clinical trials with HE2000 in Thailand for the treatment of malaria;

•	we are conducting a Phase II clinical trial with HE2000 in Singapore for the treatment of Hepatitis B;

•	we are conducting a Phase I/II clinical trial with HE2200 in the United States to determine whether the compound can improve an elderly person’s immune response to a hepatitis B vaccine; and

•	we have the right to acquire rights to HE2500, a compound that Aeson Therapeutics is studying in Phase II clinical trials in the United States for the treatment of cardiovascular disease.

We may encounter problems with some or all of our completed or ongoing clinical studies that may cause us or regulatory authorities to delay or suspend our ongoing clinical studies or delay the analysis of data from our completed or ongoing clinical studies. We rely, in part, on third parties, including Aeson Therapeutics, to assist us in managing and monitoring clinical trials. We generally do not have control over the amount and timing of resources that our business partners devote to our drug candidates. Our reliance on these third parties may result in delays in completing or failing to complete clinical trials if third parties fail to perform their obligations to us. If the results of our ongoing and planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of our clinical studies for our drug candidates:

•	we may not have the financial resources to continue research and development of any of our drug candidates; and

•	we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future clinical studies:

•	delays in enrolling volunteers;

•	interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our clinical studies;

•	lower than anticipated retention rate of volunteers in a trial;

•	unfavorable efficacy results; or

•	serious side effects experienced by study participants relating to the drug candidate.

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

The market prices for securities of life sciences companies, particularly those that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example:

•	biological or medical discoveries by competitors;

•	public concern about the safety of our drug candidates;

•	delays in the conduct or analysis of our clinical trials;

•	unfavorable results from clinical trials;

•	unfavorable developments concerning patents or other proprietary rights; or

•	unfavorable domestic or foreign regulatory developments;

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $2.12 to $19.25 between January 1, 2000 and June 30, 2002.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 21% of our outstanding common stock as of May 31, 2002. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of May 31, 2002, Mr. Hollis would beneficially own approximately 28% of our outstanding common stock as of May 31, 2002. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Similarly, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights of holders of our common stock may be adversely affected by the rights granted to holders of preferred stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference—a pre-set distribution in the event of a liquidation—that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Employment Agreements

We have an employment agreement with Richard B. Hollis providing that if Mr. Hollis’ employment is terminated without cause, Mr. Hollis shall be entitled to the following: (i) base salary through the date of termination, (ii) annual base salary in effect at the time of termination times five, (iii) an amount equal to the prior calendar year’s bonus awarded to Mr. Hollis times five, (iv) immediate vesting of all unvested stock options held by Mr. Hollis, and the continuation of the exercise period of all stock options held by Mr. Hollis until the final expiration of the original terms of such stock options, and (v) continued receipt for three years of all employee benefit plans and programs in which Mr. Hollis and his family were entitled to participate immediately prior to the date of termination. The employment agreement further provides that if Mr. Hollis’ employment is terminated within one year of the occurrence of a change in control of Hollis-Eden, upon execution by Mr. Hollis of a waiver and release of claims, the surviving company shall pay Mr. Hollis the same benefits described in (i) through (v) above.

We have an employment agreement with Daniel D. Burgess providing that if Mr. Burgess’ employment is terminated without cause, he will receive one year’s severance pay, with benefits in place throughout the severance period. Additionally, his stock options will continue to vest throughout the severance period, with 90 days beyond that to exercise. In the event that a third party acquires 50% or more of our voting stock or acquires substantially all of our assets or in the event of a change of control of Hollis-Eden (as now or in the future defined in our 1997 Incentive Stock Option Plan), all of Mr. Burgess’ then unvested stock options shall automatically immediately become vested and fully exercisable.

We have an employment agreement with Eric J. Loumeau providing that in the event that a third party acquires 50% or more of our voting stock or acquires substantially all of our assets or in the event of a change of control of Hollis-Eden (as now or in the future defined in our 1997 Incentive Stock Option Plan), all of Mr. Loumeau’s then unvested stock options shall automatically immediately become vested and fully exercisable.

Certain Transactions

In May 1998, we loaned Richard B. Hollis $200,000 pursuant to a promissory note bearing interest at 5.5% per annum. The note had an original term of three years, which was later extended to May 22, 2003.

In May 1996, in accordance with anti-dilution privileges under a private financing that we conducted in March 1995, we issued Richard B. Hollis a warrant that presently represents a right to purchase 393,250 shares of our common stock at a price of $11.02 per share. The expiration date of the warrant has been extended from January 7, 2002 to January 7, 2006.

In March 1999, we entered into a consulting agreement with Jacmar/Viking, L.L.C. William H. Tilley, one of our directors, is a principal of Jacmar/Viking. As consideration for such consulting services, we issued to Jacmar/Viking a warrant to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $20.50 per share. The warrant is not subject to any vesting provisions and had an original expiration date in March 2002. In March 2001, we entered into an amendment to the original consulting agreement and warrant. Pursuant to the amendment, the expiration date for the warrant was extended to March 2003.

In April 1994, we issued Salvatore J. Zizza a warrant that presently represents a right to purchase 100,000 shares of our common stock, of which 50,000 shares have an exercise price of $10.00 per share and 50,000 shares have an exercise price of $9.00 per share. The expiration date of the warrant has been extended from May 15, 2000 to March 18, 2005.

In March 2002, we issued to Dr. Joseph Hollis, a consultant, a warrant to purchase 60,000 shares of our common stock at an exercise price of $11.00 per share. This warrant expires on March 18, 2005. Dr. Hollis is the brother of Richard B. Hollis.

Item 6.     Exhibits and Reports on Form 8-K

(a)   The following exhibits are included as part of this report:

Exhibit Number	Description of Document
*3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).
*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).
*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
†10.1	Registrant’s 1997 Incentive Stock Option Plan (the “Option Plan”) as amended.
*†10.2	Forms of Incentive Stock Options and Nonstatutory Stock Options under the Option Plan (incorporated by reference to Exhibit 10.5 to the Form S-4).
†10.3
Form of Nonstatutory Stock Options outside the Option Plan (including Annex I, identifying the officers and directors who are holders of such options and their respective option amounts and exercise prices).

*†10.4	Employment Agreement by and between Registrant and Richard B. Hollis dated November 1, 1996 (incorporated by reference to Exhibit 10.6 to the Form S-4).
*†10.5
Employment Agreement by and between Registrant and Robert W. Weber dated March 16, 1996 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

*†10.6
Consulting Agreement and Warrant by and between Registrant and William H. Tilley and Jacmar/Viking, L.L.C. dated March 8, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

†10.7	Amendments to Consulting Agreement and Warrant by and between Registrant and William H. Tilley and Jacmar/Viking L.L.C. dated March 12, 2001.
†10.8	Nonstatutory Stock Option by and between Registrant and Terren S. Peizer effective as of February 6, 1997.
*†10.9
Separation and Mutual Release Agreement by and between Registrant and Terren S. Peizer effective as of February 25, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

†10.10	Nonstatutory Stock Option by and between Registrant and Richard B. Hollis effective as of January 1, 1999.
†10.11	Promissory Note, as amended, by and between Registrant and Richard B. Hollis dated May 22, 1998.
†10.12	Hollis-Eden Pharmaceuticals, Inc. Series A Warrant Agreement dated May 20, 1997, by and between Registrant and Richard B. Hollis, as amended on May 5, 2000.
*†10.13
Employment Agreement by and between Registrant and Daniel D. Burgess dated July 9, 1999 (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*†10.14
Employment Agreement by and between Registrant and Eric J. Loumeau dated September 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

†10.15	Hollis-Eden Pharmaceuticals Unit Warrant, dated April 23, 1994, by and between Registrant and Salvatore J. Zizza, as amended on March 18, 2002.
*10.16
Settlement and Mutual Release Agreement, dated January 20, 2000, among Registrant, Colthurst Limited, Edenland, Inc. and Patrick T. Prendergast (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated January 20, 2000).

Exhibit Number	Description of Document
*10.17
Technology Assignment Agreement, dated January 20, 2000, among Registrant, Colthurst Limited and Patrick T. Prendergast (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated January 20, 2000).

*10.18
Common Stock and Warrant Agreement, dated January 20, 2000, among Registrant and Colthurst Limited (incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated January 20, 2000).

*10.19	Warrant, dated January 20, 2000, issued to Colthurst Limited (incorporated by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated January 20, 2000).
*10.20	Indemnification Agreement among Registrant and Executive Officers and Directors (incorporated by reference to Exhibit 10.17 to Registrant’s Registration Statement on Form S-1 (No. 333-69454).
*10.21	Hollis-Eden Pharmaceuticals, Inc. Discretionary Contribution Plan and Trust Agreement (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 (No. 333-92185)).
*#10.22	Patent License Agreement between the Registrant and Dr. Roger M. Loria (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-75860)).
*10.23
Sublease dated December 19, 2001 between Cooley Godward LLP and Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.24
Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

(b)   Reports on Form 8-K:

None.

*	Previously filed.
†	Management contract or compensatory plan, contract or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: July 8, 2002	By:	/s/ DANIEL D. BURGESS
Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: July 8, 2002	By:	/s/ ROBERT W. WEBER
Robert W. Weber Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)