Form 10-Q
period 2002-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2002-11-14
CIK 899394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

For the period from __________ to __________.

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

As of November 11, 2002 there were 12,972,443 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.
Form 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX

		Page

PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - September 30, 2002 and December 31, 2001	3

	Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2002 and 2001 and Period from August 15, 1994 (Inception) to September 30, 2002	4

	Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2002 and 2001 and Period from August 15, 1994 (Inception) to September 30, 2002	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	7

Item 3	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4	Controls and Procedures	9

PART II	Other Information

Item 1	Legal Proceedings	9

Item 2	Changes in Securities	9

Item 3	Defaults Upon Senior Securities	9

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits and Reports on Form 8-K	17

Part I.            Financial Information

Item I.            Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

All numbers in thousands (except par value)	September 30, 2002 (Unaudited)	Dec. 31, 2001

ASSETS:
Current assets:
Cash and cash equivalents	$16,441	$30,567
Prepaid expenses	146	169
Deposits	78	27

Total current assets	16,665	30,763
Property and equipment, net of accumulated depreciation of $296 and $335	429	422
Other receivable from related party	280	277

Total assets	$17,374	$31,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$3,438	$3,602

Total liabilities	3,438	3,602

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 12,922 and 12,896 shares issued and outstanding	129	129
Paid-in capital	92,074	91,649
Deficit accumulated during development stage	(78,267)	(63,918)

Total stockholders’ equity	13,936	27,860

Total liabilities and stockholders’ equity	$17,374	$31,462

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period from Inception (Aug.15, 1994) to Sept. 30, 2002
	3 months ended Sept. 30,		9 months ended Sept. 30,

All numbers in thousands, except per share amounts	2002	2001	2002	2001

Operating expenses:
Research and development:
R&D operating expenses	$3,572	$2,714	$10,949	$8,372	$49,313
R&D costs related to common stock, option, & warrant grants for collaborations	14	24	55	72	5,330
General and administrative:
G&A operating expenses	995	991	3,421	3,498	21,211
G&A costs related to common stock, option, & warrant grants	17	208	231	208	10,009

Total operating expenses	4,598	3,937	14,656	12,150	85,863
Other income (expense):
Gain / (Loss) on disposal of asset	—	—	(21)	—	(21)
Interest income	83	243	328	1,047	7,667
Interest expense	—	—	—	—	(50)

Total other income	83	243	307	1,047	7,596

Net loss	$(4,515)	$(3,694)	$(14,349)	$(11,103)	$(78,267)

Net loss per share-basic and diluted	(0.35)	(0.32)	(1.11)	(0.96)
Weighted average number of common shares outstanding-basic and diluted	12,922	11,616	12,921	11,609

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from Inception (Aug. 15, 1994) to Sept. 30, 2002
	9 months ended Sept. 30,

All numbers in thousands	2002	2001

Cash flows from operating activities:
Net loss	$(14,349)	$(11,103)	$(78,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	97	427
Disposal of assets	21	—	28
Common stock issued for the company 401k/401m plan	137	95	296
Common stock issued as consideration for amendments to the license agreements	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	34
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees and services	55	72	1,925
Common stock issued as consideration for In Process R&D	—	—	2,000
Expense related to warrants issued as consideration to consultants	214	208	2,562
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	17	—	5,157
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	22	(18)	(147)
Deposits	(51)	—	(78)
Other receivables	—	—	—
Loan receivable from related party	(3)	(37)	(280)
Accounts payable and accrued expenses	336	308	3,438
Wages payable	(500)	(581)	—

Net cash used in operating activities	(14,009)	(10,959)	(59,244)

Cash flows provided by investing activities:
Purchase of property and equipment	(119)	(118)	(883)

Net cash used in investing activities	(119)	(118)	(883)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	52,829
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	2	23	12,993

Net cash from financing activities	2	23	76,568

Net increase (decrease) in cash	(14,126)	(11,054)	16,441
Cash and equivalents at beginning of period	30,567	34,298	—

Cash and equivalents at end of period	$16,441	$23,244	$16,441

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.          Basis of Presentation

             The information at September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, is unaudited.  In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the United States Securities and Exchange Commission on March 1, 2002.

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

2.          Other Agreements and Commitments

   Aeson Therapeutics

             In March 2002, we amended certain of our agreements with Aeson Therapeutics, Inc. (“Aeson”).  Under the amendments, we paid Aeson $1.0 million for further clinical development of HE2500.  The payment extended the initial date by which we could exercise our option to acquire the remainder of Aeson to September 30, 2002.  We also received additional equity securities as a result of our $1.0 million payment and now have approximately a 25% equity stake in Aeson.  The $1.0 million payment was expensed as in-process R&D during the second quarter of 2002.  The amendments also provided that if we did not exercise our initial option to acquire the remainder of Aeson then we, at our sole option, could make an additional payment of $1.0 million to allow us to extend the date by which we may exercise our option to acquire the remainder of Aeson through April 11, 2003.

             We elected not to exercise our option to acquire the remainder of Aeson by September 30, 2002 or to make the additional payment required to extend our option until April 2003.  Accordingly, our option to acquire Aeson has now expired.  We continue to hold a 25% equity interest in Aeson.

   Pharmadigm

             In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc.  Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year.  The $0.9 million payment to Pharmadigm is comprised of a $50,000 sublicense issue fee and the remainder as payments related to reimbursement of costs incurred and technology transfer, to be paid over the next year in cash or in shares of our common stock, at our option. The $0.9 million payment was expensed as in-process R&D during the third quarter 2002.  We will also make additional milestone and royalty payments to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents that we licensed under the agreement.  The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Araneo.  Dr. Daynes is currently a scientific consultant to Hollis-Eden.

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

General

             Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of infectious diseases and other conditions resulting from immune system disorders and hormonal imbalances.  Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these compounds can be used to reestablish balance to the immune and metabolic systems in situations of dysregulation.

             We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the next few years as a result of the continuing development activities necessary to bring our potential products to market. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

             On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation.  Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

             We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through September 30, 2002. We have devoted substantially all of our resources to the payment of licensing fees and research and development expenses plus expenses related to the startup of our business. From inception until September 30, 2002, we have incurred expenses of approximately $54.6 million in research and development, of which $5.3 million are non-cash expenses, and $31.2 million in general and administrative expenses, of which $10.0 million are non-cash expenses.  Our expenses have been partially offset by $7.6 million in net interest income, resulting in a loss of $78.2 million for the period.

             Research and development expenses were approximately $3.5 million and $11.0 million for the three- and nine-month periods ended September 30, 2002, compared to $2.7 million and $8.4 million for the same periods in 2001.  Research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates.  The increase in research and development expenses for the three-month period ended September 30, 2002, compared to the same period in 2001, was due mainly to our obligation of $0.9 million for fees payable to Pharmadigm, Inc. under a license agreement that we entered into in August 2002.  The $0.9 million payment to Pharmadigm is comprised of a $50,000 sublicense issue fee and the remainder as payments related to reimbursement of costs incurred and technology transfer, to be paid over the next year in cash or in shares of our common stock, at our option. If we choose to pay in common stock, the number of shares of common stock will be calculated using a formula set forth in the license agreement. The increase in research and development expenses in the nine-month period ended September 30, 2002, compared to the same period in 2001, was due mainly to the $0.9 million in fees payable to Pharmadigm, Inc. in September 2002, a $1.0 million investment in Aeson Therapeutics for in-process R&D in April 2002, a $1.0 million increase in salaries and benefits during the period in 2002, and a $1.1 million increase in clinical activities during the period in 2002.  The increase in expenses during the first nine months of 2002 were offset by a $0.6 million decrease in preclinical expenses, $0.3 million decrease in patent fees and $0.2 million decrease in consulting expenses during the period in 2002.

             General and administrative expenses were $1.0 million and $3.6 million for the three- and nine-month periods ended September 30, 2002, compared to $1.2 million and $3.7 million for the same periods in 2001.  General and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel.

             Net interest income was $0.1 million and $0.3 million for the three- and nine-month periods ended September 30, 2002, compared to $0.2 million and $1.0 million for the same periods in 2001.  The decline in interest income in both the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001, is due to lower interest rates and to lower average balances of cash and cash equivalents as a result of ongoing operating losses.

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

             As of September 30, 2002, our cash, cash equivalents and short-term investments were $16.4 million compared to $30.5 million at December 31, 2001.  The decrease was primarily due to $14.1 million of cash used for operations.  We expect to continue to use our cash, cash equivalents and short-term investments to fund our ongoing research and development programs.

             Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval.  We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof.  We may not be successful in raising necessary additional capital resources to fund our ongoing operations.  We may also seek additional funding through collaborative arrangements with strategic partners or with governmental entities.  If adequate funds are not available we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates that we would not otherwise relinquish.

             Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least into the second half of 2003.  We have recently streamlined our operations and focused our research and development expenditures, and we are developing further contingency plans that we believe will allow our existing resources to meet our needs into 2004 in the event we are unable to raise additional funds before that time. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of our available capital resources earlier than expected.  Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements for the development of our drug candidates or for the effective commercialization and marketing of any drug candidate approved by regulatory authorities.  We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                           At September 30, 2002, our investment portfolio included only cash and money market accounts and had no fixed-income securities.  There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4. Controls and Procedures

                            An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II              Other Information

Item 1.                 Legal Proceedings

                            From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this quarterly report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 2.                 Changes in Securities

                            On October 15, 2002, we issued 50,000 shares of unregistered Common Stock to Pharmadigm, Inc. as a contractual obligation and as consideration, in part, for the sublicense granted to us pursuant to the sublicense agreement entered into in August 2002 with Pharmadigm.

                           The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated under such Act. The recipients represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends are affixed to the securities issued in such transaction.

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

Our principal development efforts are currently centered around immune regulating hormones, a class of drug candidates which we believe shows promise for the treatment of a variety of infectious diseases and immune system and metabolic disorders. However, all drug candidates require U.S. FDA and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates has been approved for commercial sale. We expect to incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $78.3 million through September 30, 2002. Our net losses for fiscal years 2001, 2000 and 1999 were $15.8 million, $19.5 million and $15.3 million, respectively. Our net loss for the nine months ended September 30, 2002 was $14.3 million. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of September 30, 2002 our cash and cash equivalents totaled approximately $16.4 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least into the second half of 2003. We have recently streamlined our operations and focused our research and development expenditures, and we are developing further contingency plans that we believe will allow our existing resources to meet our needs into 2004 in the event we are unable to raise additional funds before that time. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We intend to seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

As of the date of this report, we own or have obtained a license to over 80 issued U.S. and foreign patents and over 130 pending U.S. and foreign patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. Pharmaceuticals are either not patentable or have only recently become patentable in some of the countries in which we intend to market our products. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with HE2100 in the United States for the treatment of radiation exposure;

•	Phase II clinical trials with HE2000 in South Africa and Phase I/II clinical trials with HE2000 in the United States for the treatment of HIV/AIDS;

•	Phase II clinical trials with HE2000 in Thailand for the treatment of malaria;

•	a Phase II clinical trial with HE2000 in Singapore for the treatment of Hepatitis B;

•	a Phase I/II clinical trial with HE2200 in the United States to determine whether the compound can improve an elderly person’s immune response to a hepatitis B vaccine; and

•	a Phase II clinical trial with HE2200 in the United States for cholesterol lowering.

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring clinical trials. We generally do not have control over the amount and timing of resources that our business partners devote to our drug candidates. Our reliance on these third parties may result in delays in completing or failing to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of our studies for our drug candidates:

•	we may not have the financial resources to continue research and development of any of our drug candidates; and

•	we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

•	delays in enrolling volunteers;

•	interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

•	lower than anticipated retention rate of volunteers in a trial;

•	unfavorable efficacy results;

•	serious side effects experienced by study participants relating to the drug candidate; or

•	failure to raise additional funds.

If the manufacturers of our products do not comply with current Good Manufacturing Practices regulations, or cannot produce the amount of products we need to continue our development, we will fall behind on our business objectives.

An outside manufacturer, Hovione – Soc. Química, S.A., is currently the primary producer of our lead drug candidate, HE2000, and may produce other compounds for us in the future. Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $2.12 to $19.25 between January 1, 2000 and September 30, 2002.

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

We may be delisted from the Nasdaq National Market, which could materially limit the trading market for our common stock.

Our common stock is quoted on the Nasdaq National Market. In order to continue to be included in the Nasdaq National Market, a company must meet Nasdaq’s maintenance criteria. We may not be able to continue to meet these listing criteria. Failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from The Nasdaq National Market. If our common stock is delisted, in order to have our common stock relisted on The Nasdaq National Market we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, if we were delisted we may not be able to have our common stock relisted on The Nasdaq National Market. If our common stock is removed from listing on The Nasdaq National Market, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

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

Item 6.                Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

(b) Reports on Form 8-K:

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: November 11, 2002	By:	/s/ DANIEL D. BURGESS

Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: November 11, 2002	By:	/s/ ROBERT W. WEBER

Robert W. Weber Vice President-Controller Chief Accounting Officer (Principal Accounting Officer)