Form 10-K
period 2002-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2003-03-14
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number 33-60134

HOLLIS-EDEN PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4435 Eastgate Mall, Suite 400 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 587-9333

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 4, 2003 totaled $56,049,153 based on the closing stock price of $5.50 for the Registrant’s Common Stock as reported by the Nasdaq National Market. On June 30, 2002, the end of Hollis-Eden Pharmaceuticals’ most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant totaled $68,599,916 based on the closing price of $6.88 for the registrant’s Common Stock as report by the Nasdaq National Market.

As of March 4, 2003, 13,142,280 and 12,922,443 shares outstanding, respectively, of the Registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2002, are incorporated by reference into Part II of this report. Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to regulation 14A in connection with the 2003 Annual Meeting of Stockholders to be held during June 2003, is incorporated by reference into Part III of this Report.

Hollis-Eden Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2002

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

PART I

Item 1.    Business

GENERAL

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of immune system disorders and hormonal imbalances. Our initial development efforts target a series of indications in which the body is unable to mount an appropriate immune response:  radiation and chemotherapy induced immune suppression and immune dysregulation caused by infectious diseases such as HIV, malaria and tuberculosis. Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones can be used to reestablish host immunity in situations of dysregulation.

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

We are currently developing three compounds in this series. HE2000 is a Phase II clinical stage compound for the treatment of infectious diseases and is also being evaluated by the U.S. Department of Defense as a countermeasure for bioterrorism. HE2100 is a compound that we are developing in conjunction with the U.S. military to protect against radiation injury. HE2200 is in Phase II clinical trials for the treatment of cardiovascular disease and age-related loss of immunity. Both HE2100 and HE2200 have also shown striking benefits in preclinical models of chemotherapy induced immune suppression, and we intend to clinically test one or both of these compounds in this setting. In addition, compounds in this series have shown significant activity in preclinical models of a number of autoimmune conditions. We are exploring the potential for second-generation compounds in the autoimmunity area.

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

TECHNOLOGY OVERVIEW

Our technology development efforts are focused on a class of hormones and analogs of hormones found in the body that we believe are important components of the body’s regulatory system. These compounds appear to reduce inflammation in a broad-spectrum fashion while also improving a number of components of the immune system in conditions of immune suppression. These hormones are known to be depleted as we age, and this process can be accelerated as a result of infectious diseases and other chronic immune system disorders. Our approach is designed to replace these depleted hormones, allowing reestablishment of proper function across a number of these important regulatory pathways, thus allowing the body’s immune system to potentially control progression of a number of different diseases.

Role of Inflammation

Recently, the role of inflammation in disease pathogenesis has become increasingly recognized by the medical community. Chronic inflammation is generally believed to be caused by an over-stimulation of certain components of the immune system caused by a persistent low grade infection or the body’s inability to differentiate between certain cells or tissues in the body and foreign pathogens. Published studies have now implicated chronic inflammation in a host of diseases ranging from autoimmune conditions such as arthritis and psoriasis, to infectious diseases including HIV, malaria, and tuberculosis, and more recently to cardiovascular disease and a number of different cancer types.

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

Our immune regulating hormones have been shown in animal models of numerous diseases to produce anti-inflammatory activities comparable to that historically seen with corticosteroids. In addition, our class of compounds has been shown in early clinical trials to produce long lasting reductions in a number of key inflammatory mediators including TNF-alpha, IL-1 beta and COX-2. Unlike most approaches to reducing inflammation, however, immune regulating hormones appear to boost a variety of immune responses in conditions of immune suppression, including innate and adaptive cell-mediated immunity and hematopoiesis.

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

Innate immunity refers to the all-purpose, immediate antimicrobial response that occurs regardless of the nature of the invader. For example, natural killer cells roam our system and recognize and destroy foreign cells they encounter. This response serves to fight the infection after initial exposure, pending development of adaptive immunity. The adaptive immune system mounts a highly sophisticated and specialized immune response to protect us against specific invaders, and provides long-term protection or immunity from subsequent exposure to those invaders.

Adaptive immunity can be divided into two branches, the cellular or cell-mediated immune response, also known as Th1-type response, and the humoral immune response, also known as Th2-type response. These two interconnected immune functions work in concert through finely tuned checks and balances to mount an appropriate defense. In response to an intracellular pathogen, B-cells of the humoral arm (Th2) proliferate and produce large amounts of appropriate antibodies that flag invaders for elimination from the body. The cellular (Th1) immune response employs specialized T-cells to recognize and destroy host cells showing signs of infection by intracellular pathogens. The relative mobilization of each branch of the immune system depends on the specific disease or condition, and the nature of the response can be influenced by the pathogen itself and where it enters the body.

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

Unfortunately, a wide variety of viruses including HIV, certain parasites such as malaria, and bacteria such as tuberculosis have evolved ways of evading destruction by the immune system by causing the body to overproduce Th2 cytokines and underproduce Th1 cytokines. This in turn leads to a corresponding overproduction of cells unable to fight these pathogens and an underproduction of cells that can. A key element in this dysregulation is believed to be a state of chronic inflammation that is produced in these conditions.

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

Certain HIV patients, however, maintain their ability to continue to produce high levels of Th1 cytokines and, in this small percentage of patients, HIV appears to take much longer to progress to AIDS. These patients are termed “HIV long-term non-progressors.” These observations have led to the belief that if patients can be brought from a predominant Th2 immune status back towards a Th1 dominant condition through drug therapy, the immune system may be able to contain or eliminate a number of such infectious pathogens that are plaguing millions of people around the world. This Th1/Th2 imbalance is seen not just with infectious disease, but also in cancer and autoimmune diseases. Thus, a drug that effectively corrects immune dysregulation could have the potential to address a wide variety of human ailments.

Hematopoiesis

Another component of immune system dysfunction that can occur as a result of infectious diseases or radiation or chemotherapy induced immune suppression is a loss of a number of hematopoetic elements including neutrophils and platelets. Neutrophils are white blood cells that are critical early responders used in combating foreign pathogens. When they are depleted, the host becomes highly susceptible to life threatening infections. Similarly, a significant loss of platelets, which are key clotting elements in the blood, can lead to life threatening bleeding episodes.

Preclinical and early clinical studies with our immune regulating hormones indicate these compounds have the potential to boost both neutrophils and platelets in settings where these cell numbers are compromised. This finding has important potential implications both in the area of protection from radiation caused by a nuclear accident or event and in protecting the body from chemotherapy induced immune suppression.

Hollis-Eden’s Approach

With the advent of the technology revolution of the last several decades, scientists have been presented with a whole new series of tools that allow them to study very specific aspects of biological function. This led to a scientific approach that largely centered on how a certain drug might interact with a specific signaling function or target for a specific disease. While this approach has resulted in a number of successful drugs, frequently these compounds are not as effective in clinical practice as anticipated and produce a number of unintended side effects due to of the complexity of interactions amongst different systems in human biology.

In the last several years, the research community has increasingly begun to embrace the concept of a “systems biology” approach to drug development—one that recognizes the complexity of interactions between cellular pathways. This approach recognizes that enhancing or inhibiting just one signal that is well down a very complex cascade of events is likely to be too simplistic to overcome many of the more intractable health problems facing medicine today. Researchers in this emerging field are attempting to integrate a number of different scientific disciplines, such as molecular biology, high speed computing and engineering, to understand these intricate interactions in immune and metabolic function and the dysregulation in these pathways that can lead to a very diverse set of diseases and conditions at an upstream level. The concept is that there may be common links between diseases such as arthritis, cardiovascular disease, HIV, Alzheimer’s disease and cancer that can all benefit from an appropriate upstream re-regulation of immune and/or metabolic function.

While most researchers in this area are taking a ground up approach to understanding each specific component in these intricate cascades and how they relate to one another, and then trying to design drugs that can successfully intervene in correcting dysregulation across all of these pathways, our approach is more top down: discover the hormones that have been developed through millions of years of evolution to be the master signalers involved in initiating these cascades and look at conditions where their modulation is dysregulated. By then applying the latest tools of pharmaceutical development, our goal is to design compounds and routes of administration that deliver these signals when and where they are needed to intervene in this systemic dysregulation.

As factors such as chronic inflammation, innate and adaptive immunity and metabolic function are implicated in a host of diseases including virtually all diseases of aging, successfully applying this approach has potential utility for a number of important pharmaceutical markets. The hormone series that we are focused on is known to be involved in cell signaling at an upstream level, and these hormones are known to be depleted as we age. This depletion can be accelerated as a result of a number of the conditions we are pursuing. We believe that by starting with the lessons that evolutionary biology has taught us, the time to develop new therapeutics that target these systemic abnormalities will be shortened relative to the ground up approach being pursued by others.

PRODUCTS IN DEVELOPMENT

We are currently focusing our development activities on three immune regulating hormones: HE2100, HE2200, and HE2000. HE2100 is being co-developed with the U.S. military for use in protecting the body from acute radiation injury. This compound is being developed pursuant to a new rule enacted by the U.S. Food and

Drug Administration (FDA) under which approval may be granted on a the basis of efficacy in animals and safety in humans. HE2200 is currently being studied in Phase II clinical trials in cardiovascular disease and in improving immune responses in the elderly. In addition, both HE2100 and HE2200 have shown striking benefits in preclinical models of chemotherapy-induced immune suppression, and we intend to test one or both of these compounds in Phase II clinical trials in this indication. HE2000 is our lead infectious disease compound and has shown activity in Phase II clinical trials in malaria and HIV and preclinical benefit in a number of tuberculosis models. We are pursuing public/private partnerships with a number of organizations that may provide funding to allow us to conduct a Phase II/III clinical trial with HE2000 in infectious disease. In addition, the U.S. military is screening HE2000 and our other immune regulating hormones as countermeasures against a number of pathogens that could be used as biowarfare agents. If these results are successful, HE2000 could also potentially be reviewed for approval under the new rule adopted by the FDA designed to provide an approval pathway for drugs to be used as countermeasures to weapons of mass destruction.

HE2100

Published studies by the Armed Forces Radiobiology Research Institute (AFRRI) with our immune regulating hormone HE2100 have shown dramatic survival improvements in HE2100 treated animals versus controls in models of radiation-induced immune suppression. The ability of HE2100 to stimulate both neutrophils and platelets as well as other components of innate immunity are believed to be the mechanism by which HE2100 exerted its protective effects in these studies. In light of recent world events, the need for a practical radioprotectant that can be used on a widespread basis in the event of a nuclear accident or event has been elevated significantly. We have initiated a collaboration with AFRRI to jointly develop HE2100 as a radioprotectant.

AFRRI is a leader in studying the short-term and long-term effects of radiation injury. A principal AFRRI mission is the development of pharmaceutical agents that can be used to prevent injury from radiation caused by a nuclear accident or event. Over the past several years, AFRRI, in concert with another Department of Defense project, has screened thousands of compounds in an effort to find a radioprotectant suitable for widespread use. Out of this screening and profiling effort, HE2100 has emerged as a leading candidate based on its striking efficacy in preclinical models to date, its safety profile, and the comparatively low-cost nature of its manufacturing process.

The FDA informed us that HE2100 would qualify for review for radiation protection under a new rule adopted in 2002. Traditional drug development programs require large-scale clinical studies to establish efficacy in humans. However, pursuant to the new rule, in cases where traditional efficacy studies would be deemed unethical in evaluating a drug intended for use against lethal or permanently disabling toxic substances (such as in this situation which would otherwise require healthy human volunteers to be exposed to potentially lethal effects of radiation), approval may be granted solely on the basis of proof of efficacy in relevant animal species and proof of safety in humans.

Given the accelerated potential development path for HE2100 and the significant and largely untapped market opportunity for compounds that can treat acute radiation injury, this program has become a top priority for us. We are now initiating dose optimization studies in large animal models that we believe will support the pivotal large animal trials that would be necessary for establishing efficacy. In addition, we are collaborating with AFRRI to establish all of the manufacturing, toxicology and human safety data that would be needed to support a New Drug Application (NDA).

We believe the market opportunity for a drug that could be used to ameliorate the effects of acute radiation injury would be significant. Because the window of opportunity to treat radiation injury is short, we believe any drug to treat this condition will need to be stockpiled on a local level to be appropriately available for high risk populations. In light of the current risk of terrorism, high-risk areas may include any military installation or theater of operations, any urban or metropolitan area that is at risk of a radiological attack, and a 10 to 50 mile radius around any nuclear power plant or spent fuel facility. Such a definition would encompass a large portion of the highly populated areas in the U.S. In addition, we believe similar market opportunities exist in Europe and Asia. The only drug that is currently available for stockpiling in the event of radiation injury is potassium iodide. Potassium iodide is only effective against the long-term risk of thyroid cancer, and does not protect the body from the acute effects on the bone marrow, which can lead to rapid fatalities. Despite this limitation, potassium iodide has been stockpiled broadly for years in Europe and Japan for civilians living within close proximity of nuclear power plants, and the U.S. has recently begun purchasing millions of doses of the drug for similar uses in this country. Given that HE2100 may be useful in protecting against the immediate life threatening effects of radiation, we believe there may be strong interest by government agencies to adopt a similar stockpiling strategy if HE2100 is successfully developed.

In addition to the potential in radiation injury, there is also an opportunity for users of HE2100 and other compounds in the series to limit the adverse effects of chemotherapy and radiation therapy in cancer patients. As with radiation injury, chemotherapy can damage the bone marrow, causing depletion of neutrophils and platelets, which can be life threatening. Recent preclinical data with several of our immune regulating hormones in a primate model of chemotherapy-induced immune suppression indicated that both HE2100 and HE2200 could significantly protect both neutrophils and platelets. Drugs that only stimulate neutrophils in this setting currently generate sales in excess of $2 billion annually.

HE2200

HE2200 is a compound that has demonstrated preclinical activity against a number of conditions involving immune dysfunction. These results include the ability to restore immune function in models of both chemotherapy and age-induced immunosuppression and to reduce inflammation in a number of models of autoimmunity.

As a result of these findings, we initiated two placebo controlled Phase I safety studies to allow us to proceed into Phase II efficacy trials in one or more of these indications. The results of these studies, which tested both an injectable and a buccal tablet formulation of HE2200, indicated that the drug was well tolerated, providing the human safety justification necessary for us to proceed to Phase II studies. In addition, although not a trial endpoint, in both the trials we observed that human volunteers receiving HE2200 experienced a sharp drop in total cholesterol and an improvement in the total cholesterol/HDL cholesterol ratio, despite the fact that volunteers received the compound for only three to five days.

Given that the market for cholesterol-lowering drugs is anticipated to exceed $10 billion in 2003, we have chosen to explore this initial observation more fully in a placebo controlled Phase II clinical trial in patients with high cholesterol who receive the compound for 28 consecutive days. This study is currently underway. The fact that HE2200 has also shown an ability in preclinical studies to lower inflammation and improve immune response may allow us to differentiate the compound from existing cholesterol-lowering drugs. This may be particularly beneficial, as inflammation has recently been shown to be an independent predictor, in addition to cholesterol levels, in assessing risk of adverse cardiac events.

We are also conducting a Phase II study with HE2200 in the elderly to determine if patients receiving HE2200 respond better to vaccine than those receiving placebo. In addition, based on positive recent preclinical data in a primate model of chemotherapy induced immune suppression, we may also conduct a Phase II clinical trial with the compound in this setting. As described above, currently marketed drugs used in this indication generate annual revenues in excess of $2 billion per year.

We have now initiated discussions with several pharmaceutical companies about the potential to collaborate on the future development of HE2200 in all of these potential indications.

HE2000 in Infectious Disease

While the primary market opportunities for pharmaceuticals have traditionally been in the U.S., Europe and Japan, our immune regulating hormones have a number of attributes that make them potentially useful globally. Included in these attributes is the potential broad-spectrum activity in multiple infectious diseases, the attractive safety profile to date, the low likelihood of resistance and the relative ease of manufacture and dosing. Increasing focus on the crisis that infectious diseases such as HIV, malaria and tuberculosis have created in the developing world has led to a number of recent third party initiatives designed to provide funding for effective approaches to these diseases. If we are able to receive support from these initiatives, subject to obtaining regulatory approvals, marketing HE2000 and our other compounds in developing countries could become commercially attractive. In addition, similar funding initiatives and incentives are now being proposed by the U.S. government to encourage the development of new drugs to serve as countermeasures against weapons of mass destruction, including nuclear, radiological, biological and chemical warfare. If these initiatives are enacted, there may be significant commercial opportunities to develop drugs that can be stockpiled to protect against these weapons.

Viral

In addition to being an important world health problem and a potentially significant commercial opportunity, we believe HIV is a useful model system in which to study the effects of HE2000 in immune dysregulation. HIV patients have high levels of chronic inflammation and also have many components of their immune systems that are compromised. We believe that if we can show clinical benefit in such a severe example of immune dysregulation, we may also be able to demonstrate benefit in a variety of other clinical situations in which the situation is not as severe. HE2000 has been tested in a series of Phase I/II and Phase II clinical trials in HIV/AIDS patients in the U.S. and South Africa. In addition to assessing the safety profile of HE2000 in the trials, we are also assessing the effect of HE2000 on a wide variety of immune and inflammatory markers that are associated with disease progression.

Results from a study employing intermittent subcutaneous dosing of HE2000 in South African HIV patients receiving no other therapy were presented at the World AIDS Conference in July 2002. These results are summarized below.

The study, conducted in 24 patients, compared to placebo two different doses of HE2000 administered once per day for five days every six weeks for a total of three cycles. HE2000 treatment appeared to be generally well tolerated with mild to moderate pain at the injection site being the most common adverse event. Prior to dosing with HE2000, these HIV patients had dramatically elevated transcript levels of inflammatory mediators, including TNF-alpha, COX-2, IL-1 beta and IL-6, relative to healthy South African volunteers. This indicated that these HIV-infected patients were experiencing broad-based systemic inflammatory immune dysregulation before treatment with HE2000. After dosing with HE2000, these same patients experienced statistically significant declines in transcripts for TNF-alpha, COX-2, IL-1 beta and IL-6 as well as other inflammatory mediators. The number of transcripts was reduced to levels close to those seen in healthy volunteers and remained significantly reduced for the entire treatment course despite only intermittent dosing.

A number of studies reported in the medical literature have shown that increases in inflammatory cytokines such as TNF-alpha, IL-1 beta, IL-6 and the enzyme COX-2 can lead to decreases in dendritic cells, which, in turn, lead to a progressive loss of innate and cell-mediated (Th1) immunity. It is this chronic inflammatory dysregulation and progressive loss of innate and cell-mediated immunity that is believed to ultimately lead to AIDS and the life threatening opportunistic infections, cancers, wasting and dementia that compromise the patient. By quieting down this rampant systemic inflammation, we believe that HE2000 has the potential to induce the immune system to mount appropriate innate and cell-mediated immune responses that will keep the virus in check and slow or prevent the progression to AIDS-related conditions.

In this South African study, we also observed significant increases relative to placebo treated patients in a wide variety of immune cell subsets associated with innate and cell-mediated immunity following dosing with

HE2000. These increases appeared to be long lasting despite the fact that HE2000 was only administered in intermittent treatment courses. A number of these cell types have been associated with delaying disease progression towards AIDS. In addition, patients receiving HE2000 in this trial experienced a fall in virus levels over the course of the study, which reached a 0.6 log drop in the most effective dose group at the end of the 8-month monitoring period.

We believe HE2000 has the potential to play an important role in treating HIV/AIDS in both the developed and developing world. In the U.S. and Europe, where more than one million people are estimated to be infected, we believe that if we can demonstrate clinically that HE2000 restores or improves immune system activity, the compound may be useful for long-term control of viral replication and delaying or preventing the progression to AIDS, as well as preventing or clearing opportunistic infections.

In the developing world, where more than 35 million people are estimated to be infected, HE2000 may be particularly attractive for the following reasons:

•	HE2000 shows the potential to turn HIV positive patients into long-term non-progressors as well as showing activity against common co-infections such as malaria and TB;

•	we believe HE2000 will avoid resistance issues;

•	the dosing administration and monitoring are simple;

•	HE2000 has demonstrated no significant toxicity to date; and

•	HE2000 can be manufactured easily and at low cost.

Given this profile, we are exploring the opportunity to have the additional studies necessary for approval of HE2000 in this area funded by third parties such as large employers and government and world organizations.

We have also performed an exploratory trial in hepatitis B. While we believe additional trials in this area are warranted, we have chosen to focus our spending in the infectious disease area on other indications that have more near-term promise.

Parasitic

The ability of HE2000 to reduce inflammation while stimulating innate and cell-mediated immunity seen in our HIV clinical trials also has possible implications for a number of other infectious diseases, including parasitic infections such as malaria. The medical literature indicates that high levels of the inflammatory mediator TNF-alpha are believed to be a cause of the pathology seen in malaria. In addition, both the innate and cell-mediated portions of the immune system are believed to be important in controlling the parasite.

As a result, we entered into a collaboration with the U.S. Navy on a preclinical program in malaria with HE2000. Based on favorable results in multiple preclinical studies with the compound, we then proceeded with clinical trials in malaria patients in two Phase II clinical studies in Thailand. Results from these studies indicated that HE2000 was very successful at reducing parasite count and cleared malarial parasites in most patients within seven days when the compound was delivered either by injection or as a buccal tablet. Based on these favorable results, we are now exploring opportunities to examine the potential benefit of HE2000 when used in combination with other anti-malarial drugs, as well as potentially as a prophylactic agent.

Market research indicates that 300-500 million people per year suffer from malaria. This parasite is responsible for more than one million deaths annually, most of them children. Most cases of malaria occur in the developing world but, as a result of increased global travel and other factors, the incidence of malaria in the developed world is increasing. Historically, therapies with quinalone-based drugs such as chloroquine have been used to treat this condition. Recently, however, strains have developed that are resistant to chloroquine and other quinalones, making these drugs ineffective in many parts of the world. As a result, finding new approaches to the treatment of malaria has become a major priority of the U.S. military and health officials in many countries.

Bacterial

We have recently completed a series of preclinical studies with HE2000 in models of tuberculosis indicating that the compound is effective when given as a monotherapy in either the acute or chronic phase of this bacterial infection. In addition, HE2000 appears to have a synergistic effect when combined with the current three-drug regimen standard of care of antibiotic treatment for TB in this model system.

Like HIV and malaria, TB has reached epidemic proportions in the developing world, and antibiotic-resistant TB is increasingly being seen in both the developed and developing world. TB is also a common opportunistic infection experienced by AIDS patients.

As part of our efforts to obtain grant and other funding for our infectious disease program, we are discussing opportunities to conduct clinical trials in TB. In addition, future trials in HIV patients with HE2000 may analyze the ability of the compound to delay or prevent reactivation of latent TB in these patients.

HE2000 as a Countermeasure to Bioterrorism

The finding that HE2000 appears active in humans in HIV and malaria and also appears to provide benefit preclinically against TB makes it a promising candidate against biowarfare agents. Government officials have expressed concern that if terrorists or rogue nations were to unleash a biowarfare agent, it would likely be one that has been genetically engineered to be resistant to all known antibiotics. As such, the government is interested in developing compounds that are capable of boosting host immunity rather than attacking a specific pathogen. It is believed that such agents may provide protection against a number of different potential pathogens and would be unlikely to be affected by resistance issues.

HE2000 appears to boost both innate and adaptive host immunity with an attractive safety profile. The compound has now shown broad-spectrum activity against viral (HIV), parasitic (malaria) and bacterial (TB) pathogens. In addition, it is easy to administer and cost effective to produce, making it potentially suitable for large scale pharmaceutical stockpiling.

Because of these features, the Walter Reed Army Institute of Research recently agreed to screen HE2000 and our other immune regulating hormones as countermeasures against a series of pathogens that may be used as biowarfare agents. If these results are successful, we believe government grants may be available to fund further development in these indications. In addition, the U.S. government has recently proposed a series of sweeping incentives to encourage biotechnology and pharmaceutical companies to develop drugs for these threats. These incentives, if enacted, include guaranteed purchase contacts and patent and tax benefits. Depending on the nature of the pathogen, there may also be certain indications for which HE2000, if successfully developed, could be reviewed under the new FDA rule described above. In this event, approval may be obtained on the basis of efficacy in relevant animal models and safety in man.

Competition

Given the large market opportunities we are pursuing, most major pharmaceutical companies and a number of biotechnology companies have programs directed toward finding drugs to treat indications we are exploring. For example, a number of companies such as Pfizer and Merck have developed a class of drugs called statins, which are used to lower cholesterol. In infectious disease, most current approaches are targeted at creating pathogen-specific compounds rather than drugs that target correcting dysregulations in the immune system. As described above, while these approaches have had success, their limitations as it relates to side effects, resistance and cost have become increasingly recognized. In addition, they will be expected to have different profiles than our compounds and may be complementary to our efforts.

In the field of hematopoiesis, the leading products on the market designed to enhance the production of neutrophils in patients receiving chemotherapy treatment are Neupogen and Neulasta from Amgen. Other companies also have products in development to enhance hematopoiesis.

In the area of immune modulators for correcting immune dysregulation, a number of companies are targeting inhibition or enhancement of a single cytokine or other mediator. For example, Amgen’s Enbrel targets TNF-alpha, as does Johnson & Johnson’s Remicade. Vioxx from Merck and Celebrex from Pfizer/Pharmacia both target COX-2. While these targeted approaches have shown clinical benefit and have generated significant sales volumes, redundant mechanisms in the immune system limit their effectiveness. In addition, side effects and cost issues limit their global utility. In contrast, our immune regulating hormones appear to affect multiple cytokines and inflammatory mediators in a physiologic way that may make them more attractive drug candidates than currently available therapies.

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

Human Testing (Clinical).    The human clinical testing program usually involves three phases which generally are conducted sequentially, but which, particularly in the case of anti-cancer and other life saving drugs, may overlap or be combined. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND filing. Each clinical study is conducted under the auspices of an independent Institutional Review Board or IRB, for each institution at which the study will be conducted. The IRB will consider, among other things, all existing pharmacology and toxicology information on the product, ethical factors, the risk to human subjects and the potential benefits of therapy relative to risk.

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

As described above, for several of the product opportunities we are pursuing, we may apply for approval based upon a new rule adopted by the FDA in 2002, titled “Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible” (Part 314, Subpart I) which is also referred to as the “animal efficacy rule”. Pursuant to this new rule, in situations where it would be unethical to conduct traditional Phase II and Phase III efficacy studies in humans, as is the case with countermeasures to a number of weapons of mass destruction, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models.

New Drug Application (NDA).    Upon successful completion of Phase III clinical trials, the drug sponsor files an NDA for approval containing all information that has been gathered. The NDA must include the chemical composition of the drug, scientific rationale, purpose, animal and laboratory studies, results of human tests, formation and production details, and proposed labeling.

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

Outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

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

The manufacture of our product candidates or any future products, whether done by outside contractors as planned or internally, will be subject to rigorous regulations, including the need to comply with the FDA’s current Good Manufacturing Practice standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer’s quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

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

Relationship with Aeson Therapeutics, Inc.

During 2000 we acquired a 21% equity stake in Aeson Therapeutics, Inc., with an exclusive option to acquire the remainder of Aeson at a pre-determined price for a limited period of time. Aeson’s lead compound is in Phase II clinical studies for the treatment of cardiovascular disease, as well as in preclinical studies for other indications. We exchanged $2 million in cash and 208,681 shares of Hollis-Eden common stock for our equity interest in Aeson. In 2002, in exchange for an extension of time to exercise our option to acquire the remainder of Aeson, we made an additional equity investment of $1.2 million in Aeson and now have approximately a 25% equity stake. The $1.2 million payment was expensed as in-process R&D.

As a result of a decision to narrow the scope of our research and development activities, we elected not to exercise our option to acquire the remainder of Aeson. We continue to hold our equity interest in the company.

Technology Agreements

In December 1999, we entered into a license agreement with Dr. Roger M. Loria. Dr. Loria exclusively licensed to us all rights to HE2100 and HE2200, together will all related patents and patent applications. Dr. Loria is a Professor of Microbiology and Immunology at Virginia Commonwealth University. He is a leading expert in the field of immune regulating hormones and is a scientific consultant to Hollis-Eden.

During January 2000, we entered into two new technology agreements with Patrick T. Prendergast, Colthurst Ltd. and Edenland, Inc. The first agreement, the Technology Assignment Agreement, replaced the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. This agreement assigned to us ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including HE2000. Upon signing the agreement, we issued to Colthurst 132,000 shares of common stock, with an additional 528,000 shares and warrants to be issued over time upon the satisfaction of certain conditions. Because all of these conditions have not been satisfied, we have not issued any additional shares or warrants to Colthurst, and we believe that we have no obligation to issue any additional shares or warrants. While we are confident in our analysis, if any dispute should arise in this matter, we cannot guarantee that, as a result of such dispute, additional equity will not be issued or that an additional accounting charge will not be made. The second agreement, the Sponsored Research and License Agreement, replaced both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994, among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to us a number of additional compounds, together with all related patents and patent applications.

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement. We will also make additional milestone and royalty payments to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes is currently a scientific consultant to Hollis-Eden.

We have also licensed technology from Dr. Henry Lardy and Humanetics Corporation. Through these relationships we have licensed a series of adrenal hormones and hormone analogs as well as related patents and patent applications in the areas of infectious diseases, oncology, radiation therapy, central nervous system disorders, metabolic conditions and inflammation related areas.

Employees

As of March 4, 2003, we had 43 full-time employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

Our executive officers and senior management and their ages as of March 4, 2003 are as follows:

Name	Age	Position

Richard B. Hollis	50	Chairman of the Board, President and Chief Executive Officer

Daniel D. Burgess	41	Chief Operating Officer and Chief Financial Officer

James M. Frincke, Ph.D.	52	Chief Scientific Officer

Eric J. Loumeau	40	Vice President, Corporate General Counsel

Robert L. Marsella	50	Vice President, Business Development and Marketing

Thomas C. Merigan, Jr., M.D.	69	Medical Director, Infectious Diseases, Scientific Advisor and Director

Christopher L. Reading, Ph.D.	55	Executive Vice President, Scientific Development

Dwight R. Stickney, M.D.	60	Medical Director, Oncology

Robert W. Weber	52	Chief Accounting Officer and Vice President—Controller

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

Daniel D. Burgess became Chief Operating Officer and Chief Financial Officer of Hollis-Eden Pharmaceuticals, Inc. in August 1999. Mr. Burgess joined Hollis-Eden from Nanogen Inc., where he served as Vice President and Chief Financial Officer. Prior to joining Nanogen in 1998, Mr. Burgess spent ten years with Gensia Sicor, Inc. (now Sicor, Inc.) and Gensia Automedics, Inc., a partially owned subsidiary of Gensia Sicor. He served as President and a director of Gensia Automedics, where he was responsible for all functional areas of this medical products company. In addition, he was Vice President and Chief Financial Officer of Gensia Sicor, where he was responsible for finance, investor relations, business development and other administrative functions. During his tenure with Gensia, Mr. Burgess helped transform the company from a research stage company with less than 50 employees into a fully integrated specialty pharmaceutical company with more than $150 million in annual revenues. Mr. Burgess was instrumental in helping Gensia raise over $400 million in various public and private financings and was a key figure in a number of acquisitions and in-licensing and out-licensing transactions. Prior to joining Gensia, Mr. Burgess held positions at Castle & Cooke, Inc. and Smith Barney, Harris Upham and Company. He received a degree in Economics from Stanford University and an MBA from Harvard Business School.

James M. Frincke, Ph.D. joined Hollis-Eden as Vice President, Research and Development in November 1997, was promoted to Executive Vice President in March 1999, and to Chief Scientific Officer in December 2001. Dr. Frincke joined Hollis-Eden from Prolinx, Inc., where he served as Vice President, Therapeutics Research and Development from 1995 to 1997. During his 20 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases and organ transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix Inc. (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters of lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry from the University of California, Davis. Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

Eric J. Loumeau became Vice President, Corporate General Counsel in September 1999. Mr. Loumeau joined Hollis-Eden from the law firm of Cooley Godward LLP, where he had primary responsibility for Hollis-Eden’s account for the previous four years. As a partner at Cooley Godward, Mr. Loumeau represented a number of private and public companies in corporate and securities law matters. He joined the firm in 1995 from Skadden, Arps, Slate, Meagher and Flom, where he was an associate for four years. Mr. Loumeau attended Harvard Law School and the University of California, Berkeley, Boalt Hall School of Law, where he received a J.D.degree. He holds a B.S. degree in Business Administration with an emphasis in finance from Brigham Young University.

Robert L. Marsella became Vice President of Business Development and Marketing of Hollis-Eden in September 1997. Mr. Marsella has more than 22 years of medical sales, marketing, and distribution experience. Prior to joining Hollis-Eden, Mr. Marsella acted as a distributor of various cardiac related hospital products for a number of years. In addition, he has also served as Regional Manager for Genentech and launched ActivaseTM,

t-pa (a biopharmaceutical drug) in the Western United States. Prior to joining Genentech, Mr. Marsella marketed intravenous infusion pumps for Imed Corporation for four years. Mr. Marsella began his career as a field sales representative and soon after was promoted to regional sales manager for U.S. Surgical Corporation, Auto Suture division. Mr. Marsella received his B.A. degree from San Diego State University.

Thomas C. Merigan, Jr., M.D. became Scientific Advisor and a director of Hollis-Eden in March 1996 and acts as the Company’s Medical Director for Infectious Diseases. Dr. Merigan has been George E. and Lucy Becker Professor of Medicine at Stanford University School of Medicine from 1980 to the present. Dr. Merigan has also been the Principal Investigator, NIAID Sponsored AIDS Clinical Trials Unit, from 1986 to the present and has been Director of Stanford University’s Center For AIDS Research from 1988 to the present. Dr. Merigan is a member of various medical and honorary societies, has lectured extensively within and outside the United States, and authored numerous books and articles and has chaired and edited symposia relating to infectious diseases, including anti-viral agents, HIV and other retroviruses, and AIDS. From 1990 to the present, Dr. Merigan has been Chairman, Editorial Board of HIV:  Advances in Research and Therapy. He is also a member of the editorial boards of Aids Research and Human Retroviruses (since 1983), International Journal of Anti-Microbial Agents (since 1990), and The Aids Reader (since 1991), among others. He is a co-recipient of ten patents, which, among other things, relate to synthetic polynucleotides, modification of hepatitis B virus infection, treatment of HIV infection, purified cytomegalovirus protein and composition and treatment for herpes simplex. Dr. Merigan has been Chair, Immunology AIDS Advisory Board, Bristol Myers Squibb Corporation from 1989 to 1995 and Chair, Scientific Advisory Board, Sequel Corp. from 1993 to 1996. In 1994, Stanford University School of Medicine honored him with the establishment of the Annual Thomas C. Merigan Jr. Endowed Lectureship in Infectious Diseases, and, in 1996, Dr. Merigan was elected Fellow, American Association for the Advancement of Science. From 1966 to 1992, Dr. Merigan was Head, Division of Infectious Diseases, at Stanford School of Medicine. Dr. Merigan received his B.A., with honors, from the University of California at Berkeley and his M.D. from the University of California at San Francisco.

Christopher L. Reading, Ph.D. became Vice President of Scientific Development in January 1999 and was promoted to Executive Vice President, Scientific Development in March 2002. Prior to joining Hollis-Eden, Dr. Reading was Vice President of Product and Process Development at Novartis Inc.-owned SyStemix Inc. During this time, he successfully filed three investigational new drug applications (INDs) in the areas of stem cell therapy technology and stem cell gene therapy for HIV/AIDS. Prior to joining SyStemix, Dr. Reading served on the faculty of the M.D. Anderson Cancer Center in Houston for nearly 13 years. His positions there included Associate and Assistant Professor of Medicine in the Departments of Hematology and Tumor Biology. During his career, Dr. Reading has given more than 25 national and international scientific presentations, published more than 50 peer-reviewed journal articles and 15 invited journal articles as well as written nearly 20 book chapters, and received numerous grants and contracts which supported his research activities. Dr. Reading has served on the National Science Foundation Advisory Committee for Small Business Innovative Research Grants (SBIR) as well as on the editorial boards of Journal of Biological Response Modifiers and Molecular Biotherapy. He holds a number of patents for his work with monoclonal antibodies and devices. Dr. Reading received his Ph.D. in Biochemistry at the University of California at Berkeley and completed postdoctoral study in tumor biology at The University of California at Irvine. He earned his B.A. in biology at the University of California at San Diego.

Dwight R. Stickney, M.D. was appointed Medical Director, Oncology in May 2000. Dr. Stickney joined Hollis-Eden from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California, where he served as an oncologist since 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health’s Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served as Director of the International Order of Forresters Cancer Research Laboratory and on the Board of Directors of the American Cancer Society. Earlier in his career, Dr. Stickney held positions with the Burroughs Wellcome and the Centers for Disease Control, and academic teaching appointments at The University of California at Los Angeles and The University of California at Riverside. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney holds a Bachelor of Science in Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomat of the American Board of Internal Medicine and Hematology and a Diplomat of the American Board of Radiology, Therapeutic Radiology.

Robert W. Weber joined Hollis-Eden in March 1996 and currently serves as Chief Accounting Officer and Vice President—Controller. Mr. Weber has over twenty years of experience in financial management. Mr. Weber has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. He previously served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor (now PMC Sierra), from 1994 to 1996, and Vice President Finance and Chief Financial Officer for Amercom, a personal computer telecommunications software publishing company, from 1993 to 1994. From February 1988 to August 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, a company that develops and markets medical devices and software. Mr. Weber brings a broad and expert knowledge of many aspects of financial management. In various capacities, he has been responsible for all aspects of finance and accounting including cost accounting, cash management, SEC filings, investor relations, private and venture financing, corporate legal matters, acquisitions/divestitures as well as information services and computer automation. Mr. Weber received a B.S. from GMI Institute of Technology (now Kettering University) and a MBA from the Stanford Graduate School of Business.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $81.4 million through December 31, 2002. Our net losses for fiscal years 2002, 2001 and 2000 were $17.5 million, $15.8 million and $19.5 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Companies such as GlaxoSmithKline, Merck & Company, Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have research and development programs in these fields. A large number of companies, including Merck & Company, Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc. are also developing and marketing new drugs for the treatment of cardiovascular disease and chronic inflammatory conditions. Companies such as Amgen Inc. have developed or are developing products to boost neutrophils after chemotherapy.

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

As of December 31, 2002 our cash and cash equivalents totaled approximately $13.1 million. In February 2003, we completed a private placement of convertible debentures and warrants to purchase common stock, in which we received net proceeds of approximately $9.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least into the second half of 2004. We have recently streamlined our operations and focused our research and development expenditures, and we are developing further contingency plans that we believe will allow our existing resources to meet our needs into 2005 in the event we are unable to raise additional funds before that time. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We intend to seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we would not be able to continue to develop our drug candidates.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with HE2100 in the United States for the treatment of radiation exposure;

•	Phase II clinical trials with HE2000 in South Africa and Phase I/II clinical trials with HE2000 in the United States for the treatment of HIV/AIDS;

•	Phase II clinical trials with HE2000 in Thailand for the treatment of malaria;

•	Phase I/II clinical trial with HE2200 in the United States to determine whether the compound can improve an elderly person’s immune response to a hepatitis B vaccine; and

•	Phase II clinical trial with HE2200 in the United States for cholesterol lowering.

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

An outside manufacturer, Hovione—Soc. Química, S.A., is currently the primary producer of our drug candidate, HE2000, and may produce other compounds for us in the future. Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $3.30 to $12.24 between January 1, 2002 and March 7, 2003.

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

The terms of our convertible debentures may limit our operational flexibility.

The existence of debt service obligations and the anti-dilution provisions of our debentures may limit our ability to obtain additional financing on terms favorable to us. In addition, if we do not obtain stockholder approval to make interest payments on our debentures in the form of stock, our required quarterly interest payments will deplete our cash reserves. If we do not raise additional funds, we may not be able to pay the principal or interest on the debentures when due. Payments on the debentures will reduce the funds that would otherwise be available for our operations and future business opportunities. Further, unless we obtain the consent of the holders of the debentures, if we enter into a transaction that would result in a change of control, we may be required to redeem the debentures to the extent that they have not already been converted to common stock. This requirement may deter a third party from entering into a change of control transaction with us.

We may be delisted from The Nasdaq National Market, which could materially limit the trading market for our common stock.

Our common stock is quoted on The Nasdaq National Market. In order to continue to be included in The Nasdaq National Market, a company must meet Nasdaq’s maintenance criteria. We may not be able to continue to meet these listing criteria. Failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from The Nasdaq National Market. If our common stock is delisted, in order to have our common stock relisted on The Nasdaq National Market we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, if we were delisted we may not be able to have our common stock relisted on The Nasdaq National Market. If our common stock is removed from listing on The Nasdaq National Market, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock. In addition, if our common stock is not listed on any of The Nasdaq National Market, The Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange, for more than 30 days, our debentures will be in default and we will be required to redeem the debentures at a 20% premium to their face value, to the extent that they have not already been converted into common stock.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 21% of our outstanding common stock as of March 4, 2003. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of March 4, 2003, Mr. Hollis would beneficially own approximately 28% of our outstanding common stock as of March 4, 2003.

As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, or upon conversion of debentures, could adversely affect the market price of our common stock. In addition, if we complete a future financing at a price that is less than the conversion price of the debentures, the conversion price of the debentures may be adjusted downward, which would result in additional shares of our common stock being issuable upon conversion of the debentures. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference—a pre-set distribution in the event of a liquidation—that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Item 2.    Properties

Our corporate headquarters are currently located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, where we have leased approximately 22,000 square feet of office space through September 2004. We believe that our facilities are adequate for our current operations.

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

The following table sets forth the quarterly high and low bid quotations and/or selling prices for our securities from January 1, 2001 through March 4, 2003.

Common Stock	High	Low
2001
First Quarter	$6.125	$2.750
Second Quarter	7.990	2.125
Third Quarter	7.360	4.010
Fourth Quarter	14.250	6.000
2002
First Quarter	$12.240	$5.710
Second Quarter	7.640	5.750
Third Quarter	6.940	4.020
Fourth Quarter	6.840	3.300
2003
January 1 – March 4	$6.700	$5.020

On March 4, 2003, the closing price of our common stock as reported by the Nasdaq National Market System was $5.50 per share. There were approximately 6,000 shareholders of record and beneficial stockholders of our common stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

The following table provides information as of December 31, 2002 with respect to all of our compensation plans under which we are authorized to issue equity securities of the Company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Stock option equity compensation plans approved by security holders	2,969,092	$10.98	778,726
Stock option equity compensation plans not approved by security holders	1,915,000	$6.23	—
Warrant equity compensation plans not approved by security holders	849,510	$15.64	—

Total	5,733,602		778,726

The material features of each compensation plan or arrangement adopted without the approval of security holders is included in Note 9 (“Stock Options—Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in our Notes To Financial Statements.

Changes in Securities

During December 2002, we issued a warrant to purchase 10,000 shares of common stock with an exercise price of $4.54 per share. The warrant was issued in lieu of cash for consulting services. The warrant is immediately exercisable and expires in December 2005.

The sale and issuance of securities in the transactions described in the foregoing paragraphs were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated under such Act. The recipients represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the securities issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Item 6.    Selected Financial Data

The following data summarizes certain selected financial data for each of the five years ended December 31, 2002 and the period from inception (August 15, 1994) to December 31, 2002. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (in thousands, except per share amounts).

	For the Year Ended December 31,					Period from Inception (Aug. 15, 1994) to December 31, 2002
	2002	2001	2000	1999	1998
Statement of Operations Data:
Research and development	$13,083	$11,870	$17,933 (1)	$5,731	$2,777	$56,723
General and administrative	4,787	5,091	4,157	11,940 (2)	3,577	32,355

Total operating expenses	17,870	16,961	22,090	17,671	6,354	89,078
Other income	368	1,199	2,575	2,351	927	7,658

Net loss	$(17,502)	$(15,762)	$(19,515)	$(15,320)	$(5,427)	$(81,420)

Net loss per share, basic and diluted	$(1.35)	$(1.35)	$(1.74)	$(1.41)	$(0.69)
Weighted average number of common shares outstanding	12,932	11,654	11,240	10,861	7,851

Balance Sheet Data:
Cash and equivalents	$13,087	$30,567	$34,298	$47,486	$24,190
Total assets	13,982	31,462	35,099	48,265	24,524
Accounts payable and accrued expenses	2,950	3,602	2,636	1,640	222
Stockholders’ equity	$11,032	$27,860	$32,463	$46,625	$24,303

(1)	2000 Research and Development expenses include $4.5 million for non-cash charges for the purchase of technology and in-process R&D.

(2)	1999 General and Administrative expenses include $7.7 million for non-cash charges, due to the acceleration of vesting of stock options for a former officer, the issuance of warrants for services, and the issuance of stock options to non-employees.

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

General

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of immune system disorders and other conditions resulting from hormonal imbalances. Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these compounds can be used as a hormone replacement therapy to reestablish balance to the immune system in situations of dysregulation.

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

Results of Operations

We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through December 31, 2002. We have devoted substantially all of our resources to the payment of research and development expenses, licensing fees plus general and administrative expenses. From inception until December 31, 2002, we have incurred expenses of approximately $56.7 million in research and development and $32.4 million in general and administrative expenses, which have been partially offset by $7.7 million in net interest income resulting in a loss of $81.4 million for the period.

Research and development expenses were $13.1 million, $11.9 million and $17.9 million in 2002, 2001 and 2000, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for HE2000, HE2001 and HE2200, as well as our investment in Aeson Therapeutics, which has been expensed as in-process R&D. Research and development expenses increased $1.2 million in 2002 compared to 2001 due to increased staffing, license fees and clinical trials expenses, which was offset by reduced expenditures for preclinical work. Research and development expenses decreased $6.0 million in 2001 compared to 2000. This decrease is due to the $6.5 million (of which $4.5 million was non-cash) expense that was related to the acquisition of technology and in-process research and development during 2000. There were no comparable expenses in 2001. Unless we enter into agreements that provide us with funding for additional programs, we expect research and development expenses to decrease in 2003 as a result of more focused development efforts.

General and administrative expenses decreased $0.3 million in 2002 compared to 2001 due to decreased consulting fees and legal expenses that were partially offset by an increase in facilities and investor relations expenses. General and administrative expenses increased $0.9 million in 2001 compared to 2000 due to increased consulting fees, travel expenses, legal fees and annual report expenses. We expect general and administrative expenses for 2003 to remain generally consistent with figures for 2001 and 2002.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In addition, we have received a total of $13 million from the exercise of warrants and stock options from inception.

On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures, Debentures, bearing interest at 7.5% per year, and warrants to purchase 701,760 shares of common stock. The Debentures are convertible into common stock at a price of $5.70 per share, which represented a premium to the average price of our common stock over several days prior to the closing. The conversion price of the Debentures is subject to limited anti-dilution adjustments under certain circumstances. The warrants issued with the Debentures have two exercise prices with one-half having an exercise price of $6.17 per share and the other half having an exercise price of $6.71 per share. The warrants are exercisable until February 25, 2007.

The Debentures mature on February 25, 2006. We are required to make quarterly interest payments on the Debentures while they remain outstanding. We are entitled to issue common stock, in lieu of cash, as payment of interest on the Debentures, subject to certain limitations. If our stock is trading below certain price levels when interest payments on the Debentures are due, we will not be permitted to issue shares of common stock in lieu of interest on the Debentures unless we have first obtained stockholder approval. We are entitled to force conversion of the Debentures into common stock in the event our common stock price exceeds $14.25 per share for 15 consecutive trading days or in the event we complete a public offering of our common stock of at least $20.0 million at a price equal to at least $11.40 per share.

Our net proceeds from the sale of the Debentures was approximately $9.2 million, after the payment of $800,000 as fees and expenses relating to the offering. In addition, in connection with the offering, we issued to our placement agent a warrant to purchase 73,684 shares of our common stock having an exercise price of $5.99 per share. This warrant is exercisable from August 25, 2003 through February 25, 2008.

Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. In addition, because of our recent debt financing, we will also require liquidity to service our debt obligations. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least into the second half of 2004. We have recently streamlined our operations and focused our research and development expenditures, and we are developing further contingency plans that we believe will allow our existing resources to meet our needs into 2005 in the event we are unable to raise additional funds before that time. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. Our future capital requirements will also depend on whether our Debentures are converted into shares of common stock prior to their maturity and whether we are able to pay accrued interest under the Debentures in shares of our common stock. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future. We intend to seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

Critical Accounting Policies

Our significant accounting policies, which have been consistently applied in all material respects, are more fully described in Note 2 to our Notes to Financial Statements. Certain of our accounting policies require the application of judgment and estimates by management, which may be affected by different assumptions and conditions. These estimates are typically based on historical experience, terms of existing contracts, trends in the industry and information available from other outside sources, as appropriate. We believe the estimates and judgments associated with our reported amounts are appropriate in the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Given the nature of our current operations, there are no other critical accounting policies that affect us.

Impact of Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued FASB Statements No. 146, Accounting for Restructuring Costs (SFAS 146). SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of this statement is not expected to effect the our financial condition.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002. We have elected to continue using the intrinsic value method and have incorporated these expanded disclosures into our Notes To Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after

December 31, 2002 and is not expected to have a material impact on us. We have no obligations regarding Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. We hold no interest in variable interest entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

Page
Balance Sheets as of December 31, 2002 and 2001	33

Statements of Operations for the Fiscal Years Ended December 31, 2002, December 31, 2001, December 31, 2000 and the Period From Inception (August 15, 1994) to December 31, 2002	34

Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002	35

Statements of Cash Flow for the Fiscal Years Ended December 31, 2002, December 31 2001, December 31, 2000 and the Period from Inception (August 15, 1994) to December 31, 2002	37

Notes to Financial Statements	39

Report of Independent Accountants	54

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2002	2001
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$13,087	$30,567
Prepaid expenses	123	169
Deposits	87	27

Total current assets	13,297	30,763
Property and equipment, net of accumulated depreciation of $327 and $335	398	422
Receivable from related party (Note 4)	274	277
Other receivable	13

Total assets	$13,982	$31,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,950	$3,602

Total current liabilities	2,950	3,602

Commitments and contingencies (Notes 6, 11, 12)
Stockholders’ equity: (Notes 3, 7, 8, 9, 10)
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 and 30,000 shares authorized respectively; 12,972 and 12,896 shares issued and outstanding, respectively	130	129
Paid-in capital	92,322	91,649
Deficit accumulated during development stage	(81,420)	(63,918)

Total stockholders’ equity	11,032	27,860

Total liabilities and stockholders’ equity	$13,982	$31,462

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31,			Period from Inception (Aug. 15, 1994) to December 31,
	2002	2001	2000	2002
	(In thousands, except per share amounts)
Operating expenses:
Research and development
R & D operating expenses	$13,017	$11,774	$13,407	$51,381
R & D costs related to common stock and stock option grants for collaborations and technology purchases	66	96	4,526	5,342

Total research and development	13,083	11,870	17,933	56,723
General and administrative
G & A operating expenses	4,523	4,804	4,157	22,314
G & A costs related to options / warrants granted	264	287	—	10,041

Total general and administrative	4,787	5,091	4,157	32,355

Total operating expenses	17,870	16,961	22,090	89,078
Other income (expense):
Gain / loss on disposition of assets	(21)	—	—	(21)
Interest income	389	1,199	2,575	7,729
Interest expense	—	—	—	(50)

Total other income	368	1,199	2,575	7,658

Net loss	$(17,502)	$(15,762)	$(19,515)	$(81,420)

Net loss per share, basic and diluted	$(1.35)	$(1.35)	$(1.74)
Weighted average number of common shares outstanding	12,932	11,654	11,240

The accompanying notes are an integral part of these financial statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Deferred compensation	Deficit accumulated during development stage	Total
	shares	amount	shares	amount
	(In thousands)
Contribution by stockholder	—	$—	—	$—	$103	$—	$—	$103
Common stock issued for cash	—	—	2,853	—	25	—	—	25
Common stock issued as consideration for the license agreements (Note 6)	—	—	543	—	5	—	—	5
Net loss	—	—	—	—	—	—	(1,277)	(1,277)

Balance at December 31, 1994	—	—	3,396	—	133	—	(1,277)	(1,144)
Common stock issued for cash	—	—	679	—	250	—	—	250
Common stock issued as consideration for amendments to the license agreements (Note 6)	—	—	76	—	28	—	—	28
Net loss	—	—	—	—	—	—	(672)	(672)

Balance at December 31, 1995	—	—	4,151	—	411	—	(1,949)	(1,538)
Common stock issued in conversion of debt (Note 7)	—	—	165	—	371	—	—	371
Common stock issued for cash, net of expenses (Note 7)	—	—	580	—	1,234	—	—	1,234
Common stock issued as consideration for termination of a finance agreement	—	—	15	—	34	—	—	34
Warrants issued to consultants for services rendered	—	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	(692)	(692)

Balance at December 31, 1996	—	—	4,911	—	2,074	—	(2,641)	(567)
Recapitalization of Company upon the merger with Initial Acquisition Corp. (Note 3)	—	—	883	58	6,213	—	—	6,271
Warrants issued to a certain director upon the successful closure of the merger (Note 3)	—	—	—	—	570	—	—	570
Exercise of warrants, net of expenses	—	—	978	10	5,619	—	—	5,629
Deferred compensation—stock options (Note 9)	—	—	—	—	1,848	(1,848)	—	—
Amortization of deferred compensation	—	—	—	—	—	282	—	282
Exercise of stock options	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	(5,253)	(5,253)

Balance at December 31, 1997	—	—	6,772	68	16,325	(1,566)	(7,894)	6,933
Exercise of warrants	—	—	399	4	1,196	—	—	1,200
Exercise of stock options	—	—	53	1	155	—	—	156
Private Placement, net of expenses (Note 7)	4	—	1,329	13	19,877	—	—	19,890
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	408	—	—	408
Stock issued for license fee (Note 6)	—	—	33	—	500	—	—	500
Stock issued for services in lieu of cash	—	—	6	—	95	—	—	95
Options issued for services in lieu of cash (Note 9)	—	—	—	—	240	—	—	240
Amortization of deferred compensation	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	(5,427)	(5,427)

Balance at December 31, 1998	4	$—	8,592	$86	$38,796	$(1,258)	$(13,321)	$24,303

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity–Cont.

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Deferred compensation	Deficit accumulated during development stage	Total
	shares	amount	shares	amount
	(In thousands)
Balance at December 31, 1998	4	$—	8,592	$86	$38,796	$(1,258)	$(13,321)	$24,303
Exercise of warrants	—	—	755	8	5,136	—	—	5,144
Exercise of stock options	—	—	10	—	75	—	—	75
Private Placement, net of expenses (Note 7)	—	—	1,368	14	24,759	—	—	24,773
Preferred Stock Conversion (Note 7, 8)	(4)	—	346	3	(3)	—	—	—
Deferred compensation-Options forfeited (Note 9)	—	—	—	—	(1,207)	1,258	—	51
Amortization of non-employee options	—	—	—	—	559	—	—	559
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	2,140	—	—	2,140
Options accelerated vesting (Note 9)	—	—	—	—	4,900	—	—	4,900
Net loss	—	—	—	—	—	—	(15,320)	(15,320)

Balance at December 31, 1999	—	—	11,071	111	75,155	—	(28,641)	46,625
Exercise of warrants	—	—	133	2	758	—	—	760
Exercise of stock options	—	—	1	—	5	—	—	5
Common Stock issued for 401k/401m plan	—	—	6	—	63	—	—	63
Common Stock issued for In-Process R&D (Note 6)	—	—	209	2	1,998	—	—	2,000
Options granted for license fee	—	—	38	—	598	—	—	598
Amortization of non-employee options	—	—	—	—	79	—	—	79
Common Stock issued for purchase of technology	—	—	132	1	1,847	—	—	1,848
Net loss	—	—	—	—	—	—	(19,515)	(19,515)

Balance at December 31, 2000	—	—	11,590	116	80,503	—	(48,156)	32,463
Exercise of stock options	—	—	10	—	22	—	—	22
Common Stock issued for 401k/401m plan	—	—	16	—	96	—	—	96
Private Placement, net of expenses (Note 7)	—	—	1,280	13	10,644	—	—	10,657
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	80	—	—	80
Amortization of non-employee options	—	—	—	—	96	—	—	96
Warrants issued for services	—	—	—	—	208	—	—	208
Net loss	—	—	—	—	—	—	(15,762)	(15,762)

Balance at December 31, 2001	—	—	12,896	129	91,649	—	(63,918)	27,860
Exercise of stock options	—	—	—	—	2	—	—	2
Common Stock issued for 401k/401m plan	—	—	26	—	137	—	—	137
Common Stock issued for sublicense agreement (Note 6)	—	—	50	1	204	—	—	205
Common Stock issued to consultants	—	—	—	—	17	—	—	17
Amortization of non-employee options	—	—	—	—	66	—	—	66
Warrants issued for services	—	—	—	—	247	—	—	247
Net loss	—	—	—	—	—	—	(17,502)	(17,502)

Balance at December 31, 2002	—	—	12,972	130	92,322	—	(81,420)	11,032

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

	2002	2001	2000	Period from Inception (Aug. 15, 1994) to December 31, 2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(17,502)	$(15,762)	$(19,515)	$(81,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	131	107	458
Disposal of assets	21	—	—	28
Common stock issued for 401k/401m plan	137	96	63	296
Common stock issued as consideration for amendments to the license agreements	—	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	—	34
Common stock and options issued as consideration for license fees and services	271	176	677	2,140
Expense related to warrants issued as consideration to consultants	247	208	—	2,595
Expense related to warrants issued to a director for successful closure of merger	—	—	—	570
Expense related to stock options issued	17	—	—	5,157
Expense related to common stock issued for the purchase of technology	—	—	1,848	1,848
Common stock issued as consideration for In-Process R&D	—	—	2,000	2,000
Deferred compensation expense related to options issued	—	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	46	(73)	19	(123)
Deposits	(60)	—	—	(87)
Other receivable	(13)	—	—	(13)
Loan receivable from related party	3	(21)	(12)	(274)
Accounts payable and accrued expenses	(372)	1,047	916	2,730
Wages payable	(280)	(81)	81	220

Net cash used in operating activities	(17,363)	(14,279)	(13,816)	(62,598)
Cash flows provided by investing activities:
Purchase of property and equipment	(119)	(132)	(137)	(883)

Net cash used in investing activities	(119)	(132)	(137)	(883)
Cash flows from financing activities:
Contributions from stockholder	—	—	—	104
Net proceeds from sale of preferred stock	—	—	—	4,000
Net proceeds from sale of common stock	—	10,657	—	52,829
Proceeds from issuance of debt	—	—	—	371
Net proceeds from recapitalization	—	—	—	6,271
Net proceeds from warrants/options exercised	2	23	765	12,993

Net cash from financing activities	2	10,680	765	76,568
Net increase (decrease) in cash and equivalents	(17,480)	(3,731)	(13,188)	13,087
Cash and equivalents at beginning of period	30,567	34,298	47,486	—

Cash and equivalents at end of period	$13,087	$30,567	$34,298	$13,087

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statement of Cash Flows (Cont.)

	For the year ended December 31,			Period from Inception (Aug. 15, 1994) to December 31, 2002
	2002	2001	2000
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—	$50
Conversion of debt to equity	—	—	—	371
Warrants issued to consultants in lieu of cash, no vesting	247	288	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	—	733

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.    The Company

Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”), a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of immune system disorders and hormonal imbalances. From inception (August 15, 1994) through March 1997, the Company’s efforts were directed toward organizing, licensing technology and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into multiple Phase II clinical studies. Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones can be used to reestablish host immunity in situations of dysregulation. To date, the Company has not developed commercial products or generated sales for the period since inception (August 15, 1994) through December 31, 2002.

2.    Summary of Accounting Policies

Cash Equivalents

The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. Because of the short maturities of these investments, the carrying amount is a reasonable estimate of fair value. At December 31, 2002, the Company’s cash equivalents are approximately $13.1 million and are deposited primarily in a money market mutual fund with a large financial institution.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (five and seven years) using the straight-line method.

Research and development

Research and development costs consist of license fee expenses related to license agreements, preclinical and clinical trial expenses, as well as research and development expenses with related parties. Such amounts paid to related parties aggregated $11.5 million in the form of cash and stock for the period from inception (August 15, 1994) to December 31, 2002 (see Note 6, “Colthurst, Edenland and Mr. Prendergast” and “Aeson Therapeutics”). Such expenses are recognized as incurred.

In August 2002, the Company entered into a Sublicense Agreement with Pharmadigm, Inc (see Note 6, “Pharmadigm”). Under the agreement, Hollis-Eden obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and the Company agreed to make aggregate payments of $0.9 million in cash or in shares of Hollis-Eden common stock, at the Company’s option, over the next year.

Accounting for Stock-Based Compensation

During 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation, which defines a fair-value-based method of accounting for stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock compensation plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Issued to Employees. Entities electing to follow APB 25 must make pro forma disclosures of net income, as if the fair-value-based method of accounting defined in SFAS had been applied (see below and Note 9, “Pro Forma Disclosures of Net Income”).

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except pr share amounts):

	Year ended December 31,
	2002	2001	2000
Net loss—As reported	$(17,502)	$(15,762)	$(19,515)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	$(5,570)	$(767)	$(5,104)
Net loss—Pro forma	$(23,072)	$(16,529)	$(24,619)
Basic and diluted net loss per share—As reported	$(1.35)	$(1.35)	$(1.74)
Basic and diluted net loss per share—Pro forma	$(1.78)	$(1.42)	$(2.19)

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

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 excludes the assumed conversion of the outstanding common stock equivalents because their effect on net loss per share is anti-dilutive.

Recent accounting pronouncements

In July 2002, the Financial Accounting Standards Board issued FASB Statements No. 146, Accounting for Restructuring Costs (SFAS 146). SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of this statement is not expected to affect the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002. The Company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into these Notes.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company has no obligations regarding Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

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

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Upon the consummation of the Merger, pursuant to an agreement, the Company issued warrants to purchase an aggregate of 50,000 shares of Company Common Stock at an exercise price of $0.10 per share to a director and former officer. Additional paid-in capital was increased by $570,000 with an offsetting $570,000 charge recorded to operations during the three months ended March 31, 1997.

4.    Note Receivable from Related Party

On April 23, 2001, the Company entered into a promissory note with a stockholder/officer in the amount of $16,875. Interest is at 4.5% per annum. A third of the note was paid by the due date in April 2002 and the remaining equal payments are due and payable on April 23 of 2003 and 2004.

On May 22, 1998, the Company entered into a promissory note with a stockholder/officer in the amount of $200,000. Interest is at 5.5% per annum. The note is due and payable in full on May 22, 2003.

5.    Income Taxes

The Company has available a net operating loss carryforward of approximately $66 million at December 31, 2002 which may be carried forward as an offset to taxable income, if any, in future years through its expiration in 2012 to 2022. The Company has a net deferred tax asset of approximately $25 million at December 31, 2002 comprised of capitalized start-up costs, research and development credits, and the net operating loss carryforward. The net deferred tax asset has been fully reserved due to the uncertainty of the Company being able to generate taxable income under the more likely than not criteria of SFAS 109. If certain substantial changes in the Company’s ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year.

6.    Related Party Licenses and other Agreements and Contingencies

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

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As stated above, the issuance of the additional shares of Common Stock and the vesting of the warrant was dependent upon the satisfaction of certain conditions (the “Conditions”), including (i) support of Hollis-Eden’s actions by Mr. Prendergast and Colthurst, by voting their shares of Hollis-Eden stock in favor of management

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

and (ii) Mr. Prendergast and his affiliated companies not conducting research and development activities relating to the transferred technology. In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” these future events could not be determined at the date of the agreements (January 2000). Accordingly, the shares and warrants are accounted for as they vest or are issued. During 2000, the Company recorded a research and development charge for $1.9 million representing the fair value of the 132,000 shares issued under the agreement.

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

In March 2002, the Company amended certain of its agreements with Aeson, Under the amendments, the Company paid Aeson $1.2 million, which extended the initial date by which the Company could exercise its option to acquire the remainder of Aeson to September 30, 2002. Hollis-Eden also received additional equity securities as a result of its $1.2 million payment and now has approximately a 25% equity stake in Aeson. The $1.2 million payment was expensed as in-process R&D.

Hollis-Eden elected not to exercise the option to acquire the remainder of Aeson by September 30, 2002. Accordingly, the option to acquire Aeson has now expired. The Company continues to hold a 25% equity interest in Aeson.

Pharmadigm

In August 2002, the Company entered into a Sublicense Agreement with Pharmadigm, Inc. Under the agreement, Hollis-Eden obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and the Company agreed to make aggregate payments of $0.9 million in cash or in shares of Hollis-Eden common stock, at the Company’s option, over the next year. The $0.9 million payment to Pharmadigm is comprised of: a $50,000 up front payment; 50,000 shares valued at $205,000 issued during the fourth quarter; and the remainder will be paid during 2003 in shares of Hollis-Eden common stock. The $0.9 million payment was expensed as in-process R&D during the third quarter 2002. Hollis-Eden will also make additional milestone and royalty payments to Pharmadigm if the Company meets specified development and commercialization milestones for products covered by the patents that it licensed under the agreement. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes is currently a scientific consultant to Hollis-Eden.

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Common Stock

Reverse Stock Splits

During February 1995, there was a 3 for 5 reverse stock split of the Company’s common stock and in March 1996, a 1 for 2.65 reverse stock split of the Company’s common stock. Both reverse stock splits have been retroactively reflected for all periods presented.

Common Stock Financings

In January 1996, the Company completed a $367,522 round of debt financing with a group of private investors. These notes, with an 8% interest rate, were due on or before the earlier of (i) January 21, 1997 or (ii) the closing of a private or public offering of securities. During April 1996, the debt financing, plus accrued interest, was converted into 164,962 shares of common stock at a price of $2.25 per share. In April 1996, the Company privately issued 580,005 shares of the Company’s common stock at an offering price of $2.25 per share. Total proceeds from this offering aggregated $1,234,499.

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

The Convertible Preferred Stock had an initial conversion price of $20.30 for the first seven months, after which it could be adjusted, either up or down, based on the future stock prices of the Company’s common stock. The Convertible Preferred Stock was converted to common stock in January 1999 (See Note 8).

In January 1999, the Company completed two private placements of an aggregate of 1,367,868 shares of common stock at prices ranging from $18.00 to $18.50 per share. In connection with the private placements, the Company issued warrants to purchase an aggregate of 90,000 shares of the Company’s common stock, with an exercise price of $18.25 per share, as a finder’s fee. The Company raised approximately $25.0 million in gross proceeds.

During December 2001, the Company raised $11.5 million in gross proceeds from the sale of 1.28 million shares of newly issued common stock in a private placement at a price of $9.00 per share. The investors were a group of qualified institutional buyers and institutional accredited investors. The Company also issued warrants to purchase up to 128,000 shares of common stock having an exercise price of $12.00 per share to investors. As a finders fee, the Company issued to its placement agent two warrants for a total of 112,640 shares of common stock, one warrant with an exercise price of $9.00 and the other with an exercise price of $12.00.

8.    Preferred Stock

During May 1998, as part of a private placement, the Company issued 4,000 shares of Convertible Preferred Stock for proceeds of $4.0 million. The proceeds of the offering is included in the proceeds to the May 1998 financing described in Note 7, above.

During January 1999, the Company issued 346,127 shares of common stock in connection with the conversion of the Series A Convertible Preferred Stock and additional shares relating to the Adjustable Common

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock. The Adjustable Common Stock was issued during the private placement of May 1998 and was subject to adjustment based on the future average stock price of the Company’s common stock as described in Note 7. Upon conversion, all outstanding Preferred shares and Adjustable Common shares were eliminated.

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

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    Stock Options

1997 Stock Option Plan

The 1997 Stock Option Plan (the “Plan”) was approved by the Company’s stockholders in 1997. Under the Plan, 3,750,000 shares of common stock have been reserved for issuance to employees, officers, directors, and consultants of the Company and provides for the grant of incentive and nonstatutory stock options. The Board of Directors determines terms of the stock option agreements, including vesting requirements. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The options expire not later than ten years from the date of the grant and become exercisable immediately or generally are exercisable ratably over a three-year or four-year period beginning one-year from the date of the grant. The following table summarizes stock option activity under the Plan for 1997 through 2002 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
1997
Granted	518	$6.75-8.70	$7.13

Outstanding, December 31, 1997	518	$6.75-8.70	$7.13

1998
Granted	341	13.25-16.75	14.52
Canceled	100	8.70	8.70

Outstanding, December 31, 1998	759	$6.75-16.75	$10.24

1999
Granted	776	10.56-16.63	12.70
Canceled	61	14.06-14.63	14.63

Outstanding, December 31, 1999	1,474	$6.75-16.75	$11.36

2000
Granted	774	6.50-15.06	8.18
Exercised	1	6.75	6.75
Canceled	24	6.75-15.13	14.22

Outstanding, December 31, 2000	2,223	$6.50-16.75	$10.22

2001
Granted	170	3.53-11.84	6.13
Canceled	65	5.09-16.63	13.31

Outstanding, December 31, 2001	2,328	$3.53-16.75	$9.80

2002
Granted	696	5.15-10.10	9.48
Canceled	55	5.13-13.13	8.17

Outstanding, December 31, 2002	2,969	$3.53-16.75	$10.98

The Company entered into stock option agreements with certain directors, officers and consultants. These options became exercisable according to a schedule of vesting as determined by the Board of Directors. During 2000 and 2002 the Company granted options to certain consultants and directors, and will recognize $166,000 and $17,000, respectively, in expense related to these options over the vesting periods. Expenses related to options for consultants and directors were $79,000, $96,000 and $66,000 in 2000, 2001 and 2002, respectively. The remaining $45,000 charge for these options will be expensed during 2003.

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Non-Plan Options

During 1995 and 1996, the Company granted non-statutory stock options to purchase a total of 608,000 shares to directors, officers and consultants. As of December 31, 2002, options to purchase 415,000 shares were outstanding.

In February 1997, as part of an employment agreement, the Company granted a non-statutory stock option to an executive to purchase 2,400,000 shares of the Company’s common stock at a price of $5.00 per share, which option vested ratably over a six-year period. The intrinsic value of the options was $1,848,000. As a result, the Company recorded as deferred compensation a non-cash charge of $1,848,000, which was being amortized ratably over the six-year vesting period. Through February 1999, the Company had amortized a total of $641,333. In March 1999, the Company announced the resignation of this executive, at which time the Company and the executive agreed that the option would remain outstanding for a total of 1,200,000 shares, including the acceleration of vesting of 300,000 shares. This acceleration is considered to be a new grant of options and, as such, the Company took a one-time non-cash charge of $4.9 million during the first quarter of 1999.

In March 1999, the Company granted a non-statutory stock option to purchase 300,000 shares to an officer.

The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2002 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
1995
Granted	38	$2.65-7.95	$4.64

Outstanding, December 31, 1995	38	$2.65-7.95	$4.64

1996
Granted	570	2.25	2.25

Outstanding, December 31, 1996	608	$2.25-7.95	$2.40

1997
Granted	2,400	5.00	5.00
Canceled	50	2.25	2.25

Outstanding, December 31, 1997	2,958	$2.25-7.95	$4.51

1998
Exercised	53	2.25-5.30	2.93
Canceled	50	2.25	2.25

Outstanding, December 31, 1998	2,855	$2.25-7.95	$4.58

1999
Granted	300	16.63	16.63
Exercised	10	7.95	7.95
Canceled	1,220	2.25-5.00	4.95

Outstanding, December 31, 1999	1,925	$2.25-16.63	$6.16

Outstanding, December 31, 2000	1,925	$2.25-16.63	$6.16

2001
Exercised	10	2.25	2.25

Outstanding, December 31, 2001	1,915	$2.25-16.63	$6.23

Outstanding, December 31, 2002	1,915	$2.25-16.63	$6.23

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2002 were as follows:

	Outstanding options			Exercisable options
Range of Exercise Prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$ 2.25-$ 4.99	447,916	3.6	$2.40	427,126	$2.31
$ 5.00-$ 8.99	2,322,428	6.6	5.74	1,937,964	5.62
$ 9.00-$12.99	1,165,948	8.2	10.33	583,806	10.58
$13.00-$16.99	947,800	6.2	15.30	912,696	15.26

Pro Forma Disclosures of Net Income

The Company has elected to account for its stock-based compensation plans under APB 25; however, for pro forma disclosure purposes, the Company has computed the value of all options granted to employees during 2000 through 2002, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk free interest rate	4.25%	4.66%	5.45%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	5 years	5 years
Expected volatility	122%	93%	137%

The stock options are assumed to be exercised in five years. Adjustments are made for options forfeited prior to vesting. The total value of warrants and options was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of the options (in thousands):

Year ended December 31, 2000	$5,104
Year ended December 31, 2001	767
Year ended December 31, 2002	5,570

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

The weighted average, estimated fair values of employee stock options granted during fiscal 2002, 2001 and 2000 were $8.00, $4.50 and $6.59 per share, respectively.

10.    Common Stock Purchase Warrants

Series A warrants

During April 1996, in accordance with anti-dilution privileges triggered by an offering in March 1995, the Company issued 1,018,866 Series A Warrants to all stockholders of record as of March 1995 to purchase the

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

same number of shares of common stock at a price of $11.02 per share. The warrants expired January 2002, except for one warrant for 393,250 shares, which expires January 7, 2006.

IAC Management Warrants

During April 1994, the Company issued warrants, to existing shareholders and management, to purchase 160,000 units (the “Units”) at $10.00 per Unit, each unit to be identical to the Units issued as part of its initial public offering. Each Unit consists of (i) one share of common stock, $.01 par value per share and (ii) one Class A Warrants entitling the holder to purchase one share of common stock at a price of $9.00 per share. The warrants have expired except for one warrant to purchase 50,000 units, which expires March 18, 2005.

Representatives warrants

In connection with the Company’s initial public offering, the Company issued warrants to the underwriters for 60,000 Units at an exercise price of $11.00 per Unit and 24,000 Class B Warrants at an exercise price of $5.775 per warrant and were exercisable until May 2000. Each Class B Warrant entitled the holder to purchase one Unit (i.e. one share of common stock and one Class A Warrant). The unexercised warrants have expired.

Investor Relations Warrants

During February 1998, as part of payment for services relating to investor relations, the Company issued warrants to purchase 150,000 shares with an exercise price of $14.75 per share and an expiration date of February 1999. The warrants were estimated to have a value of $408,000, which was expensed in 1998. These warrants have been exercised.

1998 Private Placement Warrants

In connection with the May 1998 private placement, the Company issued warrants to purchase 1,437,475 shares of common stock at an exercise price of $17.00 per share. The warrants were exercisable until May 2001. Of the warrants issued, 157,000 were issued as finders fees, and 1,280,475 were issued to the private placement investors. These warrants have expired.

1999 Agent Warrants

In connection with the January 1999, private placement, the Company issued warrants as a finders fee to purchase 90,000 shares of common stock at an exercise price of $18.25 per shares. The warrants expired January 2002.

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

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2001 Consulting Warrants

During April 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.09. The warrants expire April 30, 2006. During July 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $6.225. These warrants are exercisable until July 31, 2006. These warrants, collectively, were issued for compensation for services and were estimated to have a combined value of approximately $208,000, which was expensed as a non-cash charge. These warrants have not been exercised.

During the fourth quarter of 2001, the Company issued three-year warrants to purchase 16,870 shares of common stock with exercise prices ranging from $4.72 to $10.10. The warrants have no vesting period, an estimated value of approximately $80,000, and were issued in lieu of cash for services. These warrants have not been exercised.

2001 Private Placement Warrants

In connection with the December 2001 private placement, the Company issued warrants to purchase 128,000 shares of common stock to investors with an exercise price of $12.00. These warrants expire December 11, 2003. As a finders fee, the Company issued two warrants with an expiration date of December 11, 2006 to the placement agent for a total of 112,640 shares of common stock. One warrant has an exercise price of $9.00 and the other an exercise price of $12.00. The value ascribed to these warrants based on the Black-Scholes price model was $1.5 million and was included as a charge to equity. These warrants have not been exercised.

2002 Consulting Warrants

In March 2002, the Company agreed to issue a three-year warrant to a consultant, Dr. Joseph Hollis, to purchase up to 60,000 shares of common stock at an exercise price of $11.00 per share. Dr. Hollis is the brother of Richard B. Hollis.

During the fourth quarter of 2002, the Company issued a three-year warrant to purchase up to 10,000 shares of common stock at exercise price of $4.54 per share. The warrants were issued in lieu of cash for consulting services performed for the Company.

All of the 2002 warrants were valued at $247,000 using the Black-Scholes pricing model. The value of the warrants was expensed and is included in the 2002 operating expenses.

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock warrant activity for 2000 through 2002 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
Outstanding, December 31, 1999	3,390	$2.48-20.50	$14.91

2000
Issued	400	25.00	25.00
Exercised	133	2.48- 9.50	5.71
Canceled	123	6.03-15.90	11.51

Outstanding, December 31, 2000	3,534	$9.00-25.00	$16.52

2001
Issued	308	3.09-12.00	9.48
Canceled	1,837	17.00-25.00	18.74

Outstanding, December 31, 2001	2,005	$3.09-20.50	$13.40

2002
Issued	70	4.54-11.00	10.08
Canceled	704	11.02-18.25	11.94

Outstanding, December 31, 2002	1,371	$3.09-20.50	$13.97

For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 2002 (in thousands, except per share amounts):

	Outstanding Warrants		Exercisable Warrants
Range of Exercise Prices	Shares	Weighted average price	Shares	Weighted average price
$ 3.00-$ 5.00	43	$3.73	43	$3.73
$ 5.01-$10.00	234	8.84	234	8.84
$10.01-$15.00	594	11.24	594	11.24
$15.01-$20.00	—	—	—	—
$20.01-$25.00	500	20.50	500	20.50

11.    Employment Agreement

Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996 (the “Hollis Employment Agreement”), Mr. Hollis’ annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses, future salary increases and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. On January 1, 2002, Mr. Hollis’ base salary was increased from $400,000 to $440,000. If Mr. Hollis’ employment is terminated “without cause,” “for insufficient reason” or pursuant to a “change in control” (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the Surviving Corporation, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis’ employment is

HOLLIS-EDEN PHARMACEUTICALS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

terminated “with cause” or if Mr. Hollis resigns other than for “sufficient reason,” Mr. Hollis’ compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

12.    Leases

Rental expenses for principally leased facilities under operating leases were approximately $644,000, $435,000, and $431,000 for 2002, 2001 and 2000 respectively. Future minimum payments for operating leases are as follows (in thousands):

Operating Leases
2003	$829
2004	631
2005	0
2006	0

Total minimum lease payments	$1,460

13.    Subsequent Event

On February 25, 2003, the Company completed a private placement in which the Company issued $10.0 million aggregate principal amount of three-year convertible debentures (“Debentures”) bearing interest at 7.5% per year, and warrants to purchase 701,760 shares of common stock. The Debentures are convertible into common stock at a price of $5.70 per share, which represented a premium to the average price of the Company’s common stock over several days prior to the closing. The conversion price of the Debentures is subject to limited anti-dilution adjustments under certain circumstances. In addition, the Company can require the holders of the Debentures to convert the outstanding Debentures to common stock under specified conditions. The warrants have two exercise prices with one-half having an exercise price of $6.17 per share and the other half having an exercise price of $6.71 per share. The warrants are exercisable until February 25, 2007.

SG Cowen Securities Corporation acted as placement agent and will receive a cash fee of $550,000 and a warrant to purchase 73,684 shares of common stock having an exercise price of $5.99 per share. This warrant is exercisable from August 25, 2003 through February 25, 2008. In addition, A.G. Edwards & Sons, Inc. will receive a cash fee of $150,000 for services in connection with the private placement.

The Debentures mature on February 25, 2006. We are required to make quarterly interest payments on the Debentures while they remain outstanding. We are entitled to issue common stock, in lieu of cash, as payment of interest on the Debentures, subject to certain limitations. If our stock is trading below certain price levels when interest payments on the Debentures are due, we will not be permitted to issue shares of common stock in lieu of interest on the Debentures unless we have first obtained stockholder approval. We are entitled to force conversion of the Debentures into common stock in the event our common stock price exceeds $14.25 per share for 15 consecutive trading days or in the event we complete a public offering of our common stock of at least $20.0 million at a price equal to at least $11.40 per share.

Report of Independent Accountants

To the Board of Directors and Stockholders of

Hollis-Eden Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Hollis-Eden Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002 and for the period from inception (August 15, 1994) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hollis-Eden Pharmaceuticals, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and for the period from inception (August 15, 1994) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    BDO SEIDMAN, LLP

New York, NY

January 27, 2003 (except for Note 13 which is as of February 25, 2003)

Supplementary Financial Data

Interim Financial Information

(Unaudited)

	Quarter				Total Year
	March	June	September	December
	(In thousands, except per share)

Year Ended December 31, 2002
R&D expenses	$2,916	$4,462	$3,572	$2,067	$13,017
G&A expenses	1,180	1,245	995	1,103	4,523
Non-cash charges	238	17	31	44	330
Net loss	4,218	5,616	4,515	3,153	17,502
Net loss per share	(0.33)	(0.43)	(0.35)	(0.24)	(1.35)
Cash and cash equivalents	25,523	20,484	16,441	13,087	13,087

Year Ended December 31, 2001
R&D expenses	$2,716	$2,942	$2,714	$3,402	$11,774
G&A expenses	1,265	1,242	991	1,306	4,804
Non-cash charges	24	24	232	103	383
Net loss	3,531	3,878	3,694	4,659	15,762
Net loss per share	(0.30)	(0.33)	(0.32)	(0.40)	(1.35)
Cash and cash equivalents	30,529	27,465	23,244	30,567	30,567

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

See the section entitled “Executive Officers and Senior Management” in Part I, Item 1 hereof for information regarding executive officers and senior management.

The information required by this item with respect to directors is incorporated by reference from the information under the heading “Election of Directors,” contained in Hollis-Eden’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Hollis-Eden’s 2003 Annual Meeting (the “Proxy Statement”).

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

Item 14.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents filed as part of this Annual Report to Stockholders on Form 10-K:

1.	Financial Statements: The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2002, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly Authorized, on March 11, 2003.

HOLLIS-EDEN PHARMACEUTICALS, INC.

By:	/s/ RICHARD B. HOLLIS
Richard B. Hollis, Chairman of the Board of Directors, Chief Executive Officer, President and Director

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

Signature	Title	Date

/s/ RICHARD B. HOLLIS Richard B. Hollis	Chairman of the Board of Directors, Chief Executive Officer, President And Director	March 11, 2003

/s/ DANIEL D. BURGESS Daniel D. Burgess	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer)	March 11, 2003

/s/ ROBERT W. WEBER Robert W. Weber	Chief Accounting Officer and Vice President—Controller (Principal Accounting Officer)	March 11, 2003

/s/ PAUL BAGLEY Paul Bagley	Director	March 7, 2003

Leonard Makowka	Director	March , 2003

/s/ BRENDAN R. MCDONNELL Brendan R. McDonnell	Director	March 10, 2003

/s/ THOMAS C. MERIGAN JR. M.D. Thomas C. Merigan, Jr. M.D.	Scientific Advisor and Director	March 7, 2003

/s/ WILLIAM H. TILLEY William H. Tilley	Director	March 10, 2003

/s/ SALVATORE J. ZIZZA Salvatore J. Zizza	Director	March 8, 2003

Certification

I, Richard B. Hollis, certify that:

1.	I have reviewed this report on Form 10-K of Hollis-Eden Pharmaceuticals, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD B. HOLLIS
Richard B. Hollis Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:  March 11, 2003

Certification

I, Daniel B. Burgess, certify that:

1.	I have reviewed this report on Form 10-K of Hollis-Eden Pharmaceuticals, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DANIEL D. BURGESS
Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated:  March 11, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

*4.1

Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

*†10.1

Registrant’s 1997 Incentive Stock Option Plan (the “Option Plan”) as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*†10.2	Forms of Incentive Stock Options and Nonstatutory Stock Options under the Option Plan (incorporated by reference to Exhibit 10.5 to the Form S-4).

*†10.3

Form of Nonstatutory Stock Options outside the Option Plan (including Annex I, identifying the officers and directors who are holders of such options and their respective option amounts and exercise prices), (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

*†10.7

Amendments to Consulting Agreement and Warrant by and between Registrant and William H. Tilley and Jacmar/Viking L.L.C. dated March 12, 2001 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*†10.8

Nonstatutory Stock Option by and between Registrant and Terren S. Peizer effective as of February 6, 1997 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*†10.9

Separation and Mutual Release Agreement by and between Registrant and Terren S. Peizer effective as of February 25, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

*†10.10

Nonstatutory Stock Option by and between Registrant and Richard B. Hollis effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit Number	Description of Document

*†10.11

Promissory Note, as amended, by and between Registrant and Richard B. Hollis dated May 22, 1998 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*†10.12

Hollis-Eden Pharmaceuticals, Inc. Series A Warrant Agreement dated May 20, 1997, by and between Registrant and Richard B. Hollis, as amended on May 5, 2000 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

*†10.15

Hollis-Eden Pharmaceuticals Unit Warrant, dated April 23, 1994, by and between Registrant and Salvatore J. Zizza, as amended on March 18, 2002 (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

*10.22

Form of Stock and Warrant Purchase Agreement, dated as of December 11, 2001, between the Registrant and the purchasers listed on Schedule I attached thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-75860)).

*10.23

Form of Warrant, dated December 11, 2001, issued to the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (No. 333-75860)).

*10.24

Form of Warrant issued to H.C. Wainwright & Co., Inc. in the amounts and on the dates listed on Schedule I attached thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-75860)).

*#10.25	Patent License Agreement between the Registrant and Dr. Roger M. Loria (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-75860)).

Exhibit Number	Description of Document

*10.26

Sublease dated December 19, 2001 between Cooley Godward LLP and Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Securities Purchase Agreement, dated as of February 25, 2003, by and between Hollis-Eden Pharmaceuticals, Inc. and the purchasers identified therein.

10.28	Form of 7.5% Convertible Debenture issued to the purchasers listed on Schedule I attached thereto on February 25, 2003.

10.29	Form of Stock Purchase Warrant issued to purchasers listed on Schedule I attached thereto on February 25, 2003.

10.30	Registration Rights Agreement, dated February 25, 2003, by and between Hollis-Eden Pharmaceuticals, Inc. and the purchasers identified therein.

10.31	Warrant, dated February 25, 2003, issued to SG Cowen Securities Corporation

23.1	Consent of BDO Seidman, LLP.

24.1	Power of Attorney. Reference is made to signature page hereto

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

*	Previously filed.

†	Management contract or compensatory plan, contract or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.