Form 10-Q
period 2003-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2003-05-13
CIK 899394

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

For the period from _____ to _____.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 11, 2003 there were 13,110,280 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.
Form 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

Part I.          Financial Information

Item 1.          Financial Statements

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

All numbers in thousands (except par value)

	March 31, 2003	Dec. 31, 2002

	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$19,424	$13,087
Prepaid expenses	372	123
Deposits	87	87

Total current assets	19,883	13,297
Property and equipment, net of accumulated depreciation of $355 and $327	367	398
Deferred issuance cost, net of accumulated amortization of $36 and $0	1,120	—
Receivable from related party	23	274
Other receivable	—	13

Total assets	$21,393	$13,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$3,025	$2,950

Total current liabilities	3,025	2,950

Convertible debentures (face amount of 10,000), net of deemed discount of $6,266	3,734	—

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 13,142 and 12,972 shares issued, respectively	131	130
Paid-in capital	101,466	92,322
Cost of treasury stock (59 shares)	(346)	—
Deficit accumulated during development stage	(86,617)	(81,420)

Total stockholders’ equity	14,634	11,032

Total liabilities and stockholders’ equity	$21,393	$13,982

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

All numbers in thousands, except per share amounts

			Period from Inception (Aug.15, 1994) to March 31, 2003

	3 months ended March 31,
	2003	2002

Operating expenses:
Research and development:
R&D operating expenses	$2,305	$2,916	$53,686
R&D costs related to common stock, option, & warrant grants for collaborations	291	24	5,633
General and administrative:
G&A operating expenses	973	1,180	23,287
G&A costs related to common stock, option, & warrant grants	1,365	214	11,406

Total operating expenses	4,934	4,334	94,012
Other income (expense):
Gain / (Loss) on disposal of asset	—	(21)	(21)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	(240)	—	(240)
Interest income	48	137	7,777
Interest expense	(71)	—	(121)

Total other income (expense)	(263)	116	7,395

Net loss	$(5,197)	$(4,218)	$(86,617)

Net loss per share-basic and diluted	(0.40)	(0.33)
Weighted average number of common shares outstanding-basic and diluted	13,050	12,918

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

All numbers in thousands

			Period from Inception (Aug. 15, 1994) to Mar. 31, 2003
	3 months ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(5,197)	$(4,218)	$(86,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	32	489
Disposal of assets	—	21	27
Amortization of deemed discount on convertible debentures	204	—	204
Amortization of deferred issuance cost	36	—	36
Common stock issued for the company 401k/401m plan	—	137	296
Common stock issued as consideration for amendments to the license agreements	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	34
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments and services	291	24	2,431
Common stock issued as consideration for In Process R&D	—	—	2,000
Expense related to warrants issued as consideration to consultants	803	214	3,397
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	562	—	5,719
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(249)	(146)	(372)
Deposits	—	(82)	(87)
Other receivables	13	—	—
Loan receivable from related party	(3)	(3)	(23)
Accounts payable and accrued expenses	941	(514)	3,671
Wages payable	(220)	(500)	—

Net cash used in operating activities	(2,788)	(5,035)	(65,134)

Cash flows provided by investing activities:
Purchase of property and equipment	—	(9)	(883)
Payback of loan by a company officer	253	—	—

Net cash used in investing activities	253	(9)	(883)

Cash flows from financing activities:
Contributions from stockholder .	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	52,829
Net proceeds from issuance of convertible debentures and warrants	9,214	—	9,214
Treasury stock	(346)	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	4	—	12,998

Net cash from financing activities	8,872	—	85,441

Net increase (decrease) in cash	6,337	(5,044)	19,424
Cash and equivalents at beginning of period	13,087	30,567	—

Cash and equivalents at end of period	$19,424	$25,523	$19,424

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows (Cont.)
(Unaudited)

All numbers in thousands

			Period from Inception (Aug. 15, 1994) to Mar. 31, 2003
	3 months ended March 31,
	2003	2002

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$—	$50
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	371	—	371

HOLLIS-EDEN PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.          Basis of Presentation

             The information at March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, is unaudited.  In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the United States Securities and Exchange Commission on March 14, 2003.

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

             If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2003	2002

Net loss - As reported	$(5,197)	$(4,218)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(2,316)	(5,237)

Net loss - Pro forma	$(7,513)	$(9,455)

Basic and diluted net loss per share – As reported	$(0.40)	$(0.33)
Basic and diluted net loss per share – Pro forma	$(0.58)	$(0.73)

2.          Other Agreements and Commitments

      Convertible Debentures

             On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase 701,760 shares of common stock.  The debentures are convertible into common stock at a price of $5.70 per share, which represented a premium to the average price of our common stock over several days prior to the closing.  The conversion price of the debentures is subject to limited anti-dilution adjustments under certain circumstances.  Warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.71, subject to adjustment.  The warrants are exercisable until February 25, 2007.

             In connection with the issuance of the debentures and warrants, the Company recorded approximately $3.5 million related to the beneficial conversion feature and approximately $3.0 million for the detachable warrants on the debentures.  The total amount of the deemed discount on the debentures as a result of the warrant issuance and the beneficial conversion feature amounts to $6.5 million.  The beneficial conversion feature and warrant value (deemed discount) will be amortized over the term of the debentures such that, by the time of expiration, total debt outstanding will be $10.0 million.

             The Company incurred issuance costs of approximately $1.2 million, representing cash obligations of $0.8 million and the Black-Scholes value of approximately $0.4 million of a warrant issued to the placement agent to acquire an aggregate of 73,684 shares of common stock at an exercise price of $5.99.  This warrant is exercisable from August 25, 2003 through February 25, 2008.  The issuance costs were deferred and will be amortized as interest expense over the term of the debentures.

             The total amortization costs for the deemed discount and issuance costs were $0.2 million for the period ending March 31, 2003.

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

Pharmadigm

             In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc.  Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year.  This cost was expensed in the third quarter of 2002.  We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement (of which 118,921 were issued in the quarter ended March 31, 2003).  We may also make additional milestone and royalty payments to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents.  The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo.  Dr. Daynes is currently a scientific consultant to Hollis-Eden.

3.          Accounting Treatment for Other Transactions

             On February 28, 2003, we issued 50,000 shares of unregistered common stock to Humanetics Corporation as a milestone payment pursuant to the license agreement entered into in January 2000 with Humanetics Corporation.  This resulted in a non-cash charge of $281,000 to Research and Development.

             In March 2003, upon the expiration of a warrant to a director to purchase up to 50,000 shares of common stock at an exercise price of $20.50 per share, we issued a three-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share to a director.  A non-cash charge of $802,500 was expensed to General and Administrative.

             In February 2003, we issued stock options to an officer and a director that resulted in a non-cash charge of $501,600.

             In March 2003, we issued 13,500 stock options to a director for consulting services in lieu of cash.  This resulted in a non-cash charge of $60,000.

             In March 2003, we repurchased 59,000 shares of our common stock at a cost of $5.87 per share from an officer.  Most of the proceeds were used to repay an outstanding loan to that executive officer.

Item 2.           Management’s Discussion and Analysis of Results of Operations and Financial Condition

             The forward-looking comments contained in the following discussion involve risks and uncertainties.  Our actual results may differ materially from those discussed here due to factors such as the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others.  Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

             We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through March 31, 2003. We have devoted substantially all of our resources to the payment of research and development expenses, licensing fees plus general and administrative expenses. From inception until March 31, 2003, we have incurred expenses of approximately $59.3 million in research and development and $34.7 million in general and administrative expenses, which have been partially offset by $7.4 million in net other income, resulting in a loss of $86.6 million for the period.

             Research and development expenses were $2.6 million and $2.9 million for the three-month periods ended March 31, 2003 and 2002, respectively.  The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates.  The decrease in research and development expenses was due mainly to reduced preclinical and clinical trial activities after streamlining our operations and focusing our research and development expenditures during the second half of 2002.

             General and administrative expenses were $2.3 million and $1.4 million for the three-month periods ended March 31, 2003 and 2002, respectively.  The general and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel.  Included in the three-month period ended March 31, 2003 was $1.4 million in non-cash charges related to the issuance of a warrant to a director and issuance of stock options to an officer and a director.  Included in the three-month period ended March 31, 2002 was $0.2 million in non-cash charges related to the issuance of a warrant to a consultant.  The increase in general and administrative expenses was due to the non-cash expenses described above. Excluding non-cash charges, general and administrative expenses decreased by $0.3 million for the comparable three-month periods

             Other income (expense) was ($263,000) and $116,000 for the three-month periods ended March 31, 2003 and 2002, respectively.  Included in the three-month period ended March 31, 2003 was interest expense of $240,000 in the form of non-cash amortization of the deemed discount on the convertible debenture and the deferred issuance costs.  Interest expense on the convertible debentures was $71,000 in the three-month period ended March 31, 2003.  Interest income was $48,000 and $137,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The decline in interest income is due to lower interest rates and lower average balances of cash and cash equivalents as a result of ongoing operating losses.

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

             On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures, bearing interest at 7.5% per year, and warrants to purchase 701,760 shares of common stock.  The debentures are convertible into common stock at a price of $5.70 per share, which represented a premium to the average price of our common stock over several days prior to the closing.  The conversion price of the debentures is subject to limited anti-dilution adjustments under certain circumstances.  Warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.71, subject to adjustment.  The warrants are exercisable until February 25, 2007.

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

             Our net proceeds from the sale of the debentures were approximately $9.2 million, after the payment of $800,000 as fees and expenses relating to the offering.  In addition, in connection with the offering, we issued to our placement agent a warrant to purchase 73,684 shares of our common stock having an exercise price of $5.99 per share.  This warrant is exercisable from August 25, 2003 through February 25, 2008.

             A summary of our contractual obligations as of March 31, 2003 is as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 Year or Less	2 to 3 Years	4 to 5 Years	After 5 Years

Operating Leases	$1,259	$837	$422	$—	$—
Convertible Debentures	10,000	—	10,000	—	—

Total	$11,259	$837	$10,422	$—	$—

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

             At March 31, 2003, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities.  There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

Item 2.          Changes in Securities

             On February 15, 2003, we issued 118,921 shares of unregistered common stock to Pharmadigm, Inc. as a contractual obligation and as consideration, in part, for the sublicense granted to us pursuant to the sublicense agreement entered into in August 2002 with Pharmadigm.

             On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures, bearing interest at 7.5% per year, and warrants to purchase 701,760 shares of common stock.  The debentures are convertible into common stock at a price of $5.70 per share, which represented a premium to the average price of our common stock over several days prior to the closing.  The conversion price of the debentures is subject to limited anti-dilution adjustments under certain circumstances.  Warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.71, subject to adjustment.  The warrants are exercisable until February 25, 2007.  In addition, in connection with the offering, we issued to our placement agent a warrant to purchase 73,684 shares of our common stock having an exercise price of $5.99 per share.  This warrant is exercisable from August 25, 2003 through February 25, 2008.

             On February 28, 2003, we issued 50,000 shares of unregistered common stock to Humanetics Corporation as a milestone payment pursuant to the license agreement entered into in January 2000 with Humanetics.

             In March 2003, upon the expiration of a warrant to a director to purchase up to 500,000 shares of common stock at an exercise price of $20.50 per share, we issued a three-year warrant to purchase up to 250,000 shares of common stock at an exercise price $10.00 per share to a director.

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

Item 3.          Defaults upon Senior Securities

                       None

Item 4.          Submission of Matters to a Vote of Securities Holders

                       None

Item 5.          Other Information

Risk Factors

             An investment in Hollis-Eden shares involves a high degree of risk.  You should consider the following discussion of risks, in addition to other information contained in this report and in our most recent Annual Report on Form-10-K.  If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially adversely affected.  This report also contains forward-looking statements that involve risks and uncertainties.

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

             We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates.  We have never had operating revenues and have never commercially introduced a product.  Our accumulated deficit was approximately $86.6 million through March 31, 2003. Our net losses for fiscal years 2002, 2001 and 2000 were $17.5 million, $15.8 million and $19.5 million, respectively.  Many of our research and development programs are at an early stage.  Potential drug candidates are subject to inherent risks of failure.  These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances.  Even safe and effective drug candidates may never be developed into commercially successful drugs.  If we are unable to develop safe, commercially viable drugs, we may never achieve profitability.  If we become profitable, we may not remain profitable.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

             The biotechnology and pharmaceutical industries are intensely competitive.  We have numerous competitors in the United States and elsewhere.  Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions.  Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval.  Companies such as GlaxoSmithKline, Merck & Company, Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV.  In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have either commercialized products, or have large research and development programs in these fields.  A large number of companies, including Merck & Company, Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc. are also developing and marketing new drugs for the treatment of cardiovascular disease and chronic inflammatory conditions.  Companies such as Amgen Inc. have developed or are developing products to boost neutrophils after chemotherapy.

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

             As of March 31, 2003 our cash and cash equivalents totaled approximately $19.4 million.  Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least into the second half of 2004.

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

          As of the date of this report, we own or have obtained a license to over 80 issued U.S. and foreign patents and over 130 pending U.S. and foreign patent applications.  Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties.  We place considerable importance on obtaining patent protection for significant new technologies, products and processes.  Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing.  In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable.  Past enforcement of intellectual property rights in many of these countries has been limited or non-existent.  Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable.  Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country.  Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.  Our domestic patent position is also highly uncertain and involves complex legal and factual questions.  The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions.  Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents.  Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others.  Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

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

             Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations.  Third-party payors are increasingly challenging the prices charged for medical products and services.  If we succeed in bringing any of our potential products to the market, such products may not be considered cost effective and reimbursement may not be available or sufficient to allow us to sell such products on a profitable or competitive basis.

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

             An outside manufacturer, Hovione – Soc. Química, S.A., is currently the primary producer of the active pharmaceutical ingredient for our drug candidate, HE2000, and may produce other compounds for us in the future.  Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents.  If a manufacturer of our drug candidates does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform.  This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

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

may have the effect of temporarily or permanently driving down the price of our common stock.  In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies.  For example, our stock price has ranged from $3.30 to $12.24 between January 1, 2002 and May 11, 2003.

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

             Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 20% of our outstanding common stock as of May 11, 2003.  Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of May 11, 2003, Mr. Hollis would beneficially own approximately 28% of our outstanding common stock as of May 11, 2003.  As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

             Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Item 6.          Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

(b) Reports on Form 8-K:

             On February 26, 2003, we filed a report on Form 8-K dated February 25, 2003 with the SEC announcing that we completed a private placement of convertible debentures and warrants to purchase shares of our common stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 11, 2003	By:	/s/ DANIEL D. BURGESS

Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: May 11, 2003	By:	/s/ ROBERT W. WEBER

Robert W. Weber Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)

Certification

I, Richard B. Hollis, certify that:

1.          I have reviewed this report on Form 10-Q of Hollis-Eden Pharmaceuticals, Inc.;

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

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 11, 2003	By:	/s/ RICHARD B. HOLLIS

Richard B. Hollis Chairman and Chief Executive Officer (Principal Executive Officer)

Certification

I, Daniel B. Burgess, certify that:

1.          I have reviewed this report on Form 10-Q of Hollis-Eden Pharmaceuticals, Inc.;

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

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 11, 2003	By:	/s/ DANIEL D. BURGESS

Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)