Form 10-Q
period 2003-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2003-08-11
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of August 6, 2003 there were 14,881,256 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets—June 30, 2003 and December 31, 2002	3

	Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2003 and 2002 and Period from August 15, 1994 (Inception) to June 30, 2003	4

	Statements of Cash Flows for the Six-Month Periods Ended June 30, 2003 and 2002 and Period from August 15, 1994 (Inception) to June 30, 2003	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	Other Information

Item 1	Legal Proceedings	11

Item 2	Changes in Securities	11

Item 3	Defaults Upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits and Reports on Form 8-K	19

Part I. Financial Information

Item I. Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	June 30, 2003 (Unaudited)	Dec. 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$32,796	$13,087
Prepaid expenses	293	123
Deposits	26	87
Receivable from related party	6	—
Other receivable	28	—

Total current assets	33,149	13,297

Property and equipment, net of accumulated depreciation of $377 and $327	335	398
Deferred issuance cost, net of accumulated amortization of $184 and $0	973	—
Deposits	61	—
Receivable from related party	—	274
Other receivable	11	13

Total assets	$34,529	$13,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,831	$2,950

Total current liabilities	2,831	2,950

Convertible debentures (face amount of 9,500), net of deemed discount of $5,441	4,059	—

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 14,870 and 12,972 shares issued, respectively	149	130
Paid-in capital	119,184	92,322
Cost of treasury stock (59 shares)	(346)	—
Deficit accumulated during development stage	(91,348)	(81,420)

Total stockholders’ equity	27,639	11,032

Total liabilities and stockholders’ equity	$34,529	$13,982

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	3 months ended June 30,		6 months ended June 30,		Period from Inception (Aug.15,1994) to June 30, 2003
	2003	2002	2003	2002
Operating expenses:
Research and development:
R&D operating expenses	$1,741	$4,462	$4,046	$7,378	$55,427
R&D costs related to common stock, option, & warrant grants for collaborations	11	17	302	41	5,644
General and administrative:
G&A operating expenses	1,155	1,245	2,128	2,425	24,442
G&A costs related to common stock, option, & warrant grants	714	—	2,079	214	12,120

Total operating expenses	3,621	5,724	8,555	10,058	97,633

Other income (expense):
Loss on disposal of assets	(2)	—	(2)	(21)	(23)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	(973)	—	(1,213)	—	(1,213)
Interest income	52	108	100	245	7,829
Interest expense	(187)	—	(258)	—	(308)

Total other income (expense)	(1,110)	108	(1,373)	224	6,285

Net loss	$(4,731)	$(5,616)	$(9,928)	$(9,834)	$(91,348)

Net loss per share-basic and diluted	(0.36)	(0.43)	(0.75)	(0.76)

Weighted average number of common shares outstanding-basic and diluted	13,313	12,922	13,182	12,920

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows  (Unaudited)

All numbers in thousands

	6 months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(9,928)	$(9,834)	$(91,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	61	519
Disposal of assets	2	21	29
Amortization of deemed discount on convertible debentures	1,029	—	1,029
Amortization of deferred issuance cost	184	—	184
Common stock issued for the company 401k/401m plan	183	137	479
Common stock issued as consideration for amendments to the license agreements	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	34
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest and services	302	41	2,443
Common stock issued as consideration for In Process R&D	—	—	2,000
Expense related to warrants issued as consideration to consultants	1,518	214	4,112
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	561	—	5,719
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(170)	(51)	(293)
Deposits	—	(51)	(87)
Other receivables	(15)	—	(28)
Loan receivable from related party	3	—	(17)
Accounts payable and accrued expenses	530	(30)	3,477

Net cash used in operating activities	(5,741)	(9,492)	(68,087)

Cash flows provided by investing activities:
Purchase of property and equipment	—	(93)	(883)
Payback of loan by a company officer	253	—	—

Net cash used in investing activities	253	(93)	(883)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	13,812	—	66,641
Net proceeds from issuance of convertible debentures and warrants	9,214	—	9,214
Purchase of treasury stock	(346)	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	2,517	2	15,511

Net cash from financing activities	25,197	2	101,766

Net increase (decrease) in cash	19,709	(9,583)	32,796
Cash and equivalents at beginning of period	13,087	30,567	—

Cash and equivalents at end of period	$32,796	$20,984	$32,796

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

	6 months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2003
	2003	2002
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$196	$—	$246

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	500	—	871
Warrants issued to consultants in lieu of cash, no vesting	—	214	559
Warrants issued in lieu of cash, commissions on private placement	—	—	1,223
Warrants issued in connection with convertible debentures	371	—	371

HOLLIS-EDEN PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The information at June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the United States Securities and Exchange Commission on March 14, 2003.

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

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net loss—As reported	$(4,731)	$(5,616)	$(9,928)	$(9,834)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,279)	(86)	(3,594)	(5,322)

Net loss—Pro forma	$(6,010)	$(5,702)	$(13,522)	$(15,156)

Basic and diluted net loss per share—As reported	$(0.36)	$(0.43)	$(0.75)	$(0.76)
Basic and diluted net loss per share—Pro forma	$(0.45)	$(0.44)	$(1.03)	$(1.17)

2. Other Agreements and Commitments

Private Placement

During June 2003, we raised approximately $14.7 million in gross proceeds from the sale of 1.28 million shares of newly issued common stock in a private placement at a price of $11.42 per share, which represents a 15% discount to a 15-day trailing average price of our common stock. The investors are comprised primarily of institutional accredited investors. We also issued to the investors four-year warrants to purchase in the aggregate up to 192,456 shares of common stock having an exercise price of $15.45 per share. As a placement fee, we issued the placement agent a warrant to purchase up to 44,266 shares of common stock with an exercise price of $13.22 per share.

Convertible Debentures

On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase up to 701,760 shares of common stock. The debentures are convertible into common stock at a price of $5.70 per share, which represented a premium to the average price of our common stock over several days prior to the closing. The conversion price of the debentures is subject to limited anti-dilution adjustments under certain circumstances. Warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock are exercisable at a price per share of $6.71, subject to adjustment. The warrants are exercisable until February 25, 2007.

In connection with the issuance of the debentures and warrants, we recorded approximately $3.5 million related to the beneficial conversion feature and approximately $3.0 million for the detachable warrants on the debentures. The total amount of the deemed discount on the debentures as a result of the warrant issuance and the beneficial conversion feature amounts to $6.5 million. The beneficial conversion feature and warrant value (deemed discount) are being amortized over the term of the debentures or as conversion of the debentures occur.

We incurred issuance costs of approximately $1.2 million, representing cash obligations of $0.8 million and the Black-Scholes value of approximately $0.4 million of a warrant issued to the placement agent to acquire an aggregate of 73,684 shares of common stock at an exercise price of $5.99 per share. This warrant was exercisable from August 25, 2003 through February 25, 2008. The issuance costs were deferred and will be amortized as interest expense over the term of the debentures or as conversion occurs. In June 2003, the terms of the warrant were amended, and the warrant became exercisable anytime through February 25, 2008, resulting in a one-time non-cash charge of $0.2 million.

The total amortization costs for the deemed discount and issuance costs were $1.0 million and $1.2 million for the three-month and six-month periods ending June 30, 2003.

The debentures mature on February 25, 2006. We are required to make quarterly interest payments on the debentures while they remain outstanding. We are entitled to issue common stock, in lieu of cash, as payment of interest on the debentures, subject to certain limitations. We are entitled to force conversion of the debentures into common stock in the event the volume weighted average price of our common stock price exceeds $14.25 per share for 15 consecutive trading days or in the event we complete a public offering of our common stock of at least $20.0 million at a price equal to at least $11.40 per share.

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock with a value of $5.70 per share. We issued 169 shares of our common stock, with a value of $12.27 per share, in lieu of cash, for June interest expense related to this converted debenture. The remaining aggregate principal amount of convertible debentures is $9.5 million.

In June 2003, convertible debentures warrants in the amount of 192,984 shares at an exercise price of $6.17 per share and 175,440 shares at an exercise price of $6.71 per share were exercised.

Pharmadigm

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. This cost was expensed in the third quarter of 2002. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement (of which 118,921 were issued the quarter ended March 31, 2003). We may also make additional milestone and royalty payments to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes is currently a scientific consultant to Hollis-Eden.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through June 30, 2003. We have devoted substantially all of our resources to the payment of research and development expenses, licensing fees plus general and administrative expenses. From inception until June 30, 2003, we have incurred expenses of approximately $61.1 million in research and development and $36.6 million in general and administrative expenses, which have been partially offset by $6.3 million in net other income, resulting in a loss of $91.4 million for the period.

Research and development expenses were $1.8 million and $4.4 million for the three-month and six-month periods ended June 30, 2003, compared to $4.5 million and $7.4 million for the same periods in 2002. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The decrease in research and development expenses was due mainly to reduced preclinical and clinical trial activities after streamlining our operations and focusing our research and development expenditures during the second half of 2002.

General and administrative expenses were $1.9 million and $4.2 million for the three-month and six-month periods ended June 30, 2003, compared to $1.2 million and $2.6 million for the same periods in 2002. The general and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel. Included in the three-month period ended June 30, 2003 was $0.7 million in non-cash charges related to the issuance of a warrant and a change in the terms of a warrant to a placement agent. Additionally, included in the six-month period ended June 30, 2003 was $1.4 million in non-cash charges related to the issuance of a warrant to a director and issuance of stock options to an officer and a director. Included in the six-month period ended June 30, 2002 was $0.2 million in non-cash charges related to the issuance of a warrant to a consultant. The increase in general and administrative expenses was due to the non-cash expenses described above. Excluding non-cash charges, general and administrative expenses decreased $0.3 million for the comparable six-month periods. This decrease was mainly due to a decrease in investor relation and facilities expenses.

Other income (expense) was ($1.1) million and ($1.4) million for the three-month and six-month periods ended June 30, 2003, compared to $0.1 million and $0.2 million for the same periods in 2002.

Included in the three-month and six-month periods ended June 30, 2003, was non-cash amortization of the deemed discount on the convertible debenture and the deferred issuance costs of ($1.0) million and ($1.2) million, respectively. Interest expense on the convertible debentures was ($0.2) million and ($0.3) million in the three-month and six-month periods ended June 30, 2003, respectively. Interest income was $0.1 million and $0.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. The decline in interest income is due to lower interest rates and lower average balances of cash and cash equivalents as a result of ongoing operating losses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In addition, we have received a total of $15.5 million from the exercise of warrants and stock options from inception.

The debentures mature on February 25, 2006. We are required to make quarterly interest payments on the debentures while they remain outstanding. We are entitled to issue common stock, in lieu of cash, as payment of interest on the debentures, subject to certain limitations. We are entitled to force conversion of the debentures into common stock in the event the volume weighted average price of our common stock price exceeds $14.25 per share for 15 consecutive trading days or in the event we complete a public offering of our common stock of at least $20.0 million at a price equal to at least $11.40 per share.

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock leaving a $9.5 million aggregate principle amount of convertible debentures outstanding.

In June 2003, warrants in connection with the convertible debentures in the amount of 192,984 shares at an exercise price of $6.17 per share and 175,440 shares at an exercise price of $6.71 per share were exercised.

A summary of our contractual obligations as of June 30, 2003 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 to 3 Years	4 to 5 Years	After 5 Years
Operating Leases	$1,259	$1,050	$209	$—	$—
Convertible Debentures	9,500	—	9,500	—	—

Total	$10,759	$1,050	$9,709	$—	$—

Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. In addition, because of our recent debt financing, we will also require liquidity to service our debt obligations. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable is expected to depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2005. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. Our future capital requirements will also depend on whether our debentures are converted into shares of common stock prior to their maturity and whether we pay accrued interest under the debentures in shares of our common stock. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future. We intend to seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2003, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of our annual report on Form 10-K for the year ended December 31, 2002. Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Item 2. Changes in Securities

On June 19, 2003, we completed a private placement of an aggregate of 1,283,066 shares of common stock at a price of $11.42 per share. We also issued to the investors four-year warrants to purchase in the aggregate up to 192,456 shares of common stock having an exercise price of $15.45 per share. As a placement fee, we issued the placement agent a warrant to purchase up to 44,266 shares of common stock with an exercise price of $13.22 per share.

On June 20, 2003, convertible debentures with a face value of $500,004 were converted into 87,720 shares of our common stock at a value of $5.70 per share. We issued 169 shares of common stock at a value of $12.27 per share, in lieu of cash, for June interest expense related to this converted debenture. The remaining principal aggregate balance of the convertible debentures is $9.5 million.

In June 2003, the terms of a warrant to a placement agent to purchase up to 73,684 shares of common stock at an exercise price of $5.99 per share were changed to allow an earlier exercise.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

At our annul meeting of stockholders held on June 20, 2003, the following matters were submitted to a vote of security holders:

1.	To elect two Class III directors to hold office until the 2006 Annual Meeting of Stockholders. Elected to serve as Class III directors were Richard B. Hollis and Salvatore J. Zizza. For Richard B. Hollis the results of voting were: 11,987,709 for, 53,486 withheld. For Salvatore J. Zizza the results of voting were: 11,772,942 for, 268,253 withheld. The continuing directors are J. Paul Bagley, William H. Tilley, Thomas C. Merigan, Jr., M.D., and Brendan R. McDonnell.

2.	To approve our 1997 Incentive Stock Option Plan, as amended, to increase the aggregate number of shares of common stock reserved for issuance under such plan by 650,000 shares to a total of 4,400,000. The 1997 Incentive Stock Option Plan, as amended, was approved with the following votes: 11,441,670 for, 460,622 against, and 138,903 abstained.

3.	To approve our ability to make interest payments under our outstanding convertible debentures in the form of shares of common stock and to issue shares of common stock exceeding 20% of our outstanding shares under certain circumstances. Our ability to make interest payments under our outstanding convertible debentures in the form of shares of common stock and to issue shares of common stock exceeding 20% of our outstanding shares under certain circumstances was approved with the following votes: 5,231,521 for, 355,851 against, and 367,750 abstained.

4.	To ratify the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2003. The selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2003 was ratified with the following votes: 11,938,910 for, 34,217 against, and 68,068 abstained.

Item 5. Other Information

Risk Factors

An investment in Hollis-Eden shares involves a high degree of risk. You should consider the following discussion of risks, in addition to other information contained in this prospectus and in our most recent annual report on Form 10-K as well as our other public filings with the Securities and Exchange Commission, before purchasing any of our securities. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially adversely affected.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around immune regulating hormones, a class of drug candidates which we believe shows promise for the treatment of a variety of infectious diseases and immune system and metabolic disorders. However, all drug candidates require U.S. FDA and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates has been approved for commercial sale. We expect to incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $91.4 million as of June 30, 2003. Our net losses for fiscal years 2002, 2001 and 2000 were $17.5 million, $15.8 million and $19.5 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors’ existing products or new products under development. If we are unable to compete successfully, we may never be able to sell enough products at a price sufficient to permit us to generate profits.

We will need to raise additional money before we expect to achieve profitability; if we fail to raise additional money, it would be difficult to continue our business.

As of June 30, 2003 our cash and cash equivalents totaled approximately $32.8 million. In June 2003, we completed a private placement of common stock and warrants to purchase common stock, in which we received net proceeds of approximately $13.8 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2005.

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates.

Failure to protect our proprietary technology could impair our competitive position.

As of the date of this Form 10Q, we own or have obtained a license to over 80 issued U.S. and foreign patents and over 130 pending U.S. and foreign patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

Litigation or other disputes regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

The manufacture, use or sale of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may

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

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a drug candidate in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third parties a license to manufacture our product without our permission. Such compulsory licenses typically would be on terms that are less favorable to us and would have the effect of reducing our revenues.

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

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring clinical trials. We generally do not have control over the amount and timing of resources that our business partners devote to our drug candidates. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

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

Our efforts to date have focused on the development and evaluation of our drug candidates. As we continue clinical studies and prepare for commercialization of our drug candidates, we may need to build a sales and marketing infrastructure. As a company, we have no experience in the sales and marketing of pharmaceutical products. If we fail to establish a sufficient marketing and sales force or to make alternative arrangements to have our products marketed and sold by others on attractive terms, it will impair our ability to commercialize our drug candidates and to enter new or existing markets. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $3.30 to $19.57 between January 1, 2002 and August 8, 2003.

These broad market fluctuations may adversely affect the ability of a stockholder to dispose of his shares at a price equal to or above the price at which the shares were purchased. In addition, in the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 18% of our outstanding common stock as of August 8, 2003. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of August 8, 2003, Mr. Hollis would beneficially own approximately 25% of our outstanding common stock as of August 8, 2003. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

4.1	Form of Registration Rights Agreement dated June 19, 2003, by and between the registrant and the purchasers listed on Schedule I attached thereto (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (No. 333-106835) (the “Form S-3”)).

4.2	Form of Stock Purchase Warrant issued to purchasers listed on Schedule I attached thereto on June 19, 2003 (incorporated by reference to Exhibit 4.2 to the Form S-3).

4.3	Warrant issued to SG Cowen Securities Corporation on June 19, 2003 (incorporated by reference to Exhibit 4.3 to the Form S-3).

#10.1	Study Funding Agreement, dated as of June 17, 2003, between the registrant and Cystic Fibrosis Foundation Therapeutics, Inc.

10.2	Amendments to Consulting Agreement and Warrant by and between the registrant and William H. Tilley and Jacmar/Viking L.L.C. dated March 11, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

On June 20, 2003, we filed a report on Form 8-K dated June 20, 2003 with the SEC announcing that we completed a private placement of common stock and warrants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 8, 2003	By:	/s/ Daniel D. Burgess
Daniel D. Burgess
Chief Operating Officer/
Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2003	By:	/s/ Robert W. Weber
Robert W. Weber
Vice President-Controller/
Chief Accounting Officer
(Principal Accounting Officer)