Form 10-Q/A
period 2003-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2003-08-29
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the transition period from                      to                     .

HOLLIS-EDEN PHARMACEUTICALS, INC

(Exact name of registrant as specified in its charter)

DELAWARE	000-24672	13-3697002
(State or other jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

As of August 6, 2003 there were 14,881,256 shares of registrant’s Common Stock, $.01 par value, outstanding.

Part I. Financial Information

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective and that there has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

4.1	Form of Registration Rights Agreement dated June 19, 2003, by and between the registrant and the purchasers listed on Schedule I attached thereto (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 (No. 333-106835) (the “Form S-3”)).

4.2	Form of Stock Purchase Warrant issued to purchasers listed on Schedule I attached thereto on June 19, 2003 (incorporated by reference to Exhibit 4.2 to the Form S-3).

4.3	Warrant issued to SG Cowen Securities Corporation on June 19, 2003 (incorporated by reference to Exhibit 4.3 to the Form S-3).

#10.1	Study Funding Agreement, dated as of June 17, 2003, between the registrant and Cystic Fibrosis Foundation Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 11, 2003 (the “10-Q”).

10.2	Amendments to Consulting Agreement and Warrant by and between the registrant and William H. Tilley and Jacmar/Viking L.L.C. dated March 11, 2003 (incorporated by reference to Exhibit 10.2 to the 10-Q).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess (incorporated by reference to Exhibit 32.1 to the 10-Q).

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

On June 20, 2003, we filed a report on Form 8-K dated June 20, 2003 with the SEC announcing that we completed a private placement of common stock and warrants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 28, 2003	By:	/s/ DANIEL D. BURGESS
Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: August 28, 2003	By:	/s/ ROBERT W. WEBER
Robert W. Weber Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)