Form 10-Q
period 2003-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2003-11-13
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 7, 2003 there were 19,202,789 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - September 30, 2003 and December 31, 2002	3

	Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2003 and 2002 and Period from August 15, 1994 (Inception) to September 30, 2003	4

	Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2003 and 2002 and Period from August 15, 1994 (Inception) to September 30, 2003	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	Other Information

Item 1	Legal Proceedings	12

Item 2	Changes in Securities	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits and Reports on Form 8-K	19

Part I. Financial Information

Item I.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	Sept. 30, 2003	Dec. 31, 2002
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$29,720	$13,087
Prepaid expenses	191	123
Deposits	26	87
Receivable from related party	20	—
Other receivable	3	—

Total current assets	29,960	13,297

Property and equipment, net of accumulated depreciation of $406 and $327	311	398
Deposits	61	—
Receivable from related party	—	274
Other receivable	—	13

Total assets	$30,332	$13,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,206	$2,950

Total current liabilities	2,206	2,950

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 16,705 and 12,972 shares issued, respectively	167	130
Paid-in capital	129,982	92,322
Cost of treasury stock (59 shares)	(346)	—
Deficit accumulated during development stage	(101,677)	(81,420)

Total stockholders’ equity	28,126	11,032

Total liabilities and stockholders’ equity	$30,332	$13,982

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	3 months ended Sept. 30,		9 months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30, 2003
	2003	2002	2003	2002
Operating expenses:
Research and development:
R&D operating expenses	$2,619	$3,572	$6,665	$10,949	$58,046
R&D costs related to common stock, option, & warrant grants for collaborations	10	14	312	55	5,654
General and administrative:
G&A operating expenses	1,197	995	3,325	3,421	25,639
G&A costs related to common stock, option, & warrant grants	81	17	2,160	231	12,201

Total operating expenses	3,907	4,598	12,462	14,656	101,540

Other income (expense):
Loss on disposal of assets	—	—	(2)	(21)	(23)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	(6,414)	—	(7,627)	—	(7,627)
Interest income	74	83	173	328	7,901
Interest expense	(81)	—	(338)	—	(388)

Total other income (expense)	(6,421)	83	(7,794)	307	(137)

Net loss	$(10,328)	$(4,515)	$(20,256)	$(14,349)	$(101,677)

Net loss per share-basic and diluted	(0.66)	(0.35)	(1.45)	(1.11)
Weighted average number of common shares outstanding-basic and diluted	15,642	12,922	14,002	12,921

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

	9 months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(20,256)	$(14,349)	$(101,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90	92	548
Disposal of assets	2	21	29
Amortization of deemed discount on convertible debentures	6,470	—	6,470
Amortization of deferred issuance cost	1,157	—	1,157
Common stock issued for the company 401k/401m plan	204	137	500
Common stock issued as consideration for amendments to the license agreements	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	34
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest and services	535	55	2,675
Common stock issued as consideration for In Process R&D	—	—	2,000
Expense related to warrants issued as consideration to consultants	1,518	214	4,112
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	561	17	5,719
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(68)	22	(191)
Deposits	—	(51)	(87)
Other receivables	10	—	(3)
Loan receivable from related party	—	(3)	(20)
Accounts payable and accrued expenses	(99)	(164)	2,852

Net cash used in operating activities	(9,876)	(14,009)	(72,221)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(4)	(119)	(888)
Payback of loan by a company officer	253	—	—

Net cash provided by (used in) investing activities	249	(119)	(888)

Cash flows from financing activities:

Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	13,812	—	66,641
Net proceeds from issuance of convertible debentures and warrants	9,214	—	9,214
Purchase of treasury stock	(346)	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	3,580	2	16,574

Net cash from financing activities	26,260	2	102,829

Net increase (decrease) in cash	16,633	(14,126)	29,720
Cash and equivalents at beginning of period	13,087	30,567	—

Cash and equivalents at end of period	$29,720	$16,441	$29,720

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

	9 months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30,
	2003	2002	2003
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$338	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	10,000	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	214	559
Warrants issued in lieu of cash, commissions on private placement	—	—	1,223
Warrants issued in connection with convertible debentures	371	—	371

HOLLIS-EDEN PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The information at September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the United States Securities and Exchange Commission on March 14, 2003.

Accounting for Stock-Based Compensation

During 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation, which defines a fair-value-based method of accounting for stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock compensation plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to follow APB 25 must make pro forma disclosures of net income (loss), as if the fair-value-based method of accounting defined in SFAS had been applied.

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net loss - As reported	$(10,238)	$(4,515)	$(20,256)	$(14,349)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(962)	(248)	(4,557)	(5,570)

Net loss - Pro forma	$(11,290)	$(4,763)	$(24,813)	$(19,919)

Basic and diluted net loss per share - As reported	$(0.66)	$(0.35)	$(1.45)	$(1.11)
Basic and diluted net loss per share - Pro forma	$(0.72)	$(0.37)	$(1.77)	$(1.54)

2.	Other Agreements and Commitments

Private Placement

During June 2003, we raised approximately $14.7 million in gross proceeds from the sale of 1.28 million shares of newly issued common stock in a private placement at a price of $11.42 per share, which represents a 15% discount to a 15-day trailing average price of our common stock. The investors are comprised primarily of institutional accredited investors. We also issued to the investors four-year warrants to purchase in the aggregate up to 192,456 shares of common stock having an exercise price of $15.45 per share. As part of a placement fee, we issued the placement agent a warrant to purchase up to 44,266 shares of common stock with an exercise price of $13.22 per share resulting in a one time non-cash charge of $0.5 million.

Convertible Debentures

On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase up to 701,760 shares of common stock. The debentures are convertible into common stock at a price of $5.70 per share, which represented a premium to the average price of our common stock over several days prior to the closing. Also issued in connection with this private placement were warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.71, subject to adjustment. The warrants are exercisable until February 25, 2007.

In connection with the issuance of the debentures and warrants, we recorded approximately $3.5 million related to the beneficial conversion feature and approximately $3.0 million for the detachable warrants on the debentures. The total amount of the deemed discount on the debentures as a result of the warrant issuance and the beneficial conversion feature amounts to $6.5 million. The beneficial conversion feature and warrant value (deemed discount) were amortized over the term of the debentures and as conversion of the debentures occurred.

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

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock at $5.70 per share. We issued 169 shares of our common stock, with a value of $12.27 per share, in lieu of cash, for June interest expense related to this converted debenture.

We became entitled to convert the outstanding debentures into common stock as of the close of market on Friday, August 8, 2003, at which point the volume weighted average price of our common stock had exceeded $14.25 for 15 consecutive trading days. On August 11, 2003, the remaining aggregate principal amount of convertible debentures with a face value of $9.5 million were converted into 1,666,680 shares of our common stock at $5.70 per share. We issued 8,901 shares of our common stock, with a value of $15.78 per share, in lieu of cash, for June 1, 2003 through August 11, 2003 interest expense related to these converted debentures.

The conversion of the debentures prior to the maturity date resulted in amortization of all the remaining deemed discount and deferred issuance costs. The deemed discount and deferred issuance costs amortization were $6.4 million and $7.6 million for the three-month and nine-month periods ending September 30, 2003.

In June 2003, warrants to purchase of 192,984 shares of common stock at an exercise price of $6.17 per share and 175,440 shares of common stock at an exercise price of $6.71 per share were exercised for total gross proceeds of $2.4 million.

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

3.	Subsequent Event

On October 1, 2003, we completed a public offering of an aggregate of 2,500,000 shares of our common stock at a price of $25.00 per share totaling gross proceeds of $62.5 million. All the shares were sold by the Company.

On November 4, 2003, we announced preliminary results of an exploratory Phase II clinical trial with HE2200 in patients with significant dyslipidemia that could not be corrected by strict dietary control.

The study was designed to evaluate the safety of HE2200 as well as the effect of the compound when given buccally once daily for 28 days on a number of lipid parameters. Results of the study indicated that HE2200 was generally well tolerated. When compared to placebo, the compound did not have a statistically significant effect on lipids in the patient population overall in this trial.

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

Results of Operations

We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden) through September 30, 2003. We have devoted substantially all of our resources to the payment of research and development expenses, licensing fees and general and administrative expenses. From inception until September 30, 2003, we have incurred expenses of approximately $63.7 million in research and development and $37.9 million in general and administrative expenses. We have incurred $0.1 million in net other expenses comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $7.9 million in interest income. The combination of these resulted in a net loss of $101.7 million for the period from inception until September 30, 2003.

Research and development expenses were $2.6 million and $7.0 million for the three-month and nine-month periods ended September 30, 2003, compared to $3.6 million and $11.0 million for the same periods in 2002. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The decrease in research and development expenses was due mainly to reduced preclinical and clinical trial activities after streamlining our operations and focusing our research and development expenditures in the second half of 2002.

General and administrative expenses were $1.3 million and $5.5 million for the three-month and nine-month periods ended September 30, 2003, compared to $1.0 million and $3.7 million for the same periods in 2002. The general and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel. Included in the nine-month period ended September 30, 2003 was $0.7 million in non-cash charges related to the issuance of a warrant and a change in the terms of a warrant to a placement agent. Additionally, included in the nine-month period ended September 30, 2003 was $1.4 million in non-cash charges related to the issuance of a warrant to a director and issuance of stock options to an officer and a director and $0.2 million in non-cash charges related to the issuance of a warrant to a consultant. The increase in general and administrative expenses was due mainly to the non-cash expenses described above.

Other income (expense) was ($6.4) million and ($7.8) million for the three-month and nine-month periods ended September 30, 2003, compared to $0.1 million and $0.3 million for the same periods in 2002. Included in the three-month and nine-month periods ended September 30, 2003, was non-cash amortization of the deemed discount on the convertible debenture and the deferred issuance costs of ($6.4) million and ($7.6) million, respectively. Interest expense on the convertible debentures was ($0.1) million and ($0.3) million in the three-month and nine-month periods ended September 30, 2003, respectively. Interest income was $0.2 million and $0.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The decline in interest income is due to lower interest rates and lower average balances of cash and cash equivalents as a result of ongoing operating losses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003 we completed a public offering of an aggregate of 2,500,000 shares of our common stock at a price of $25.00 per share. We received $62.5 million in gross proceeds from this offering. In addition, we have received a total of $16.6 million from the exercise of warrants and stock options from inception.

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock leaving a $9.5 million aggregate principle amount of convertible debentures outstanding.

We became entitled to convert the outstanding debentures into common stock as of the close of market on Friday, August 8, 2003, at which point the volume weighted average price of our common stock had exceeded $14.25 for 15 consecutive trading days. On August 11, 2003, the remaining aggregate principal amount of convertible debentures with a face value of $9.5 million were converted into 1,666,680 shares of our common stock with a value of $5.70 per share.

In June 2003, warrants to purchase 192,984 shares of common stock at an exercise price of $6.17 per share and 175,440 shares of our common stock at an exercise price of $6.71 per share were exercised for total gross proceeds of $2.4 million.

A summary of our contractual obligations as of September 30, 2003 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 to 3 Years	4 to 5 Years	After 5 Years
Operating Leases	$840	$840	$—	$—	$—
Convertible Debentures	—	—	—	—	—
Total	$840	$840	$—	$—	$—

Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. With the possible exception of sales of our NEUMUNETM product for radiation treatment, we do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, including the net proceeds from our October 2003 public offering, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements through at least 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2003, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 11, 2003, all remaining convertible debentures, with a face value of $9.5 million, were converted into 1,666,680 shares of our common stock at a value of $5.70 per share. We also issued 8,901 shares of common stock at a value of $15.78 per share, in lieu of cash, for June 1, 2003 through August 11, 2003 interest expense related to these converted debentures.

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

Risk Factors

An investment in Hollis-Eden shares involves a high degree of risk. You should consider the following discussion of risks, in addition to other information contained in this report and in our most recent annual report on Form 10-K as well as our other public filings with the Securities and Exchange Commission, before purchasing any of our securities. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially adversely affected.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $101.7 million as of September 30, 2003. Our net losses for fiscal years 2002, 2001 and 2000 were $17.5 million, $15.8 million and $19.5 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it would be difficult to continue our business.

As of September 30, 2003, our cash and cash equivalents totaled approximately $29.7 million. In October 2003, we completed a public offering of our common stock in which we received gross proceeds of approximately $62.5 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements through at least 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

We own or have obtained a license to over 100 issued U.S. and foreign patents and over 150 pending U.S. and foreign patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

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

•	incur substantial money damages;

•	encounter significant delays in bringing our drug candidates to market.

•	be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment without first obtaining licenses to do so; and/or

•	not be able to obtain any required license on favorable terms, if at all.

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

An outside manufacturer, Hovione – Soc. Química, S.A., is currently the primary producer of the active pharmaceutical ingredient for our drug candidate HE2000, and may produce other compounds for us in the future. Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $3.30 to $36.25 between January 1, 2002 and November 10, 2003.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 14% of our outstanding common stock as of November 10, 2003. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of November 10, 2003, Mr. Hollis would beneficially own approximately 20% of our outstanding common stock as of November 10, 2003. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

10.1	Amended 401K Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

(b) Reports on Form 8-K:

On August 12, 2003, we filed a report on Form 8-K dated August 11, 2003 with the SEC announcing the conversion of all of outstanding convertible debentures.

On September 24, 2003, we filed a report on Form 8-K dated September 24, 2003, with the SEC announcing that we had presented at the Roth Capital Partners New York Conference and included a copy of our presentation.

On September 26, 2003, we filed a report on Form 8-K dated September 26, 2003 with the SEC announcing the pricing of our public offering.

On October 2, 2003, we filed a report on Form 8-K dated October 1, 2003 with the SEC announcing the closing of our public offering.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: November 10, 2003	By:	/s/ DANIEL D. BURGESS

Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: November 10, 2003	By:	/s/ ROBERT W. WEBER

Robert W. Weber Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)