Form 10-K
period 2003-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2004-03-15
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common stock, $.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES   ☒    NO  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2003, the end of Hollis-Eden Pharmaceuticals’ most recently completed second fiscal quarter, was approximately $148,875,838 based on the closing stock price of $12.43 for the Registrant’s Common Stock as reported by the Nasdaq National Market.

As of March 5, 2004, there were outstanding 19,212,647 shares of the Registrant’s Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held during June 2004, are incorporated by reference into Part III of this Report.

Hollis-Eden Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. The actual future results for Hollis-Eden Pharmaceuticals, Inc. may differ materially from those discussed here for various reasons, including those discussed in this report under the heading “Risk Factors,” Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to Hollis-Eden Pharmaceuticals, Inc. and its subsidiaries.

PART I

Item 1.    Business

GENERAL

OVERVIEW

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. Our initial development efforts target radiation and chemotherapy induced immune suppression and immune dysregulation caused by infectious diseases such as HIV, malaria and tuberculosis. Our initial technology development efforts are primarily focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones (IRHs) can be used to reestablish host immunity in situations of dysregulation.

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

We are currently developing several compounds in this series. NEUMUNETM (HE2100) is a compound that we are developing in conjunction with the U.S. military to protect against the acute effects of radiation injury. IMMUNITINTM (HE2000) is a Phase II clinical stage compound that has shown clinical activity in several infectious diseases, including HIV and malaria and, along with other IRHs that we are developing, is also being evaluated by a number of U.S. government agencies as a countermeasure for bioterrorism. A number of IRHs have also shown significant benefits in preclinical models of chemotherapy induced immune suppression, and we intend to clinically test one or more of these compounds in this setting. HE2200 has also been evaluated in several pilot phase II clinical studies and has shown an attractive safety profile. We are evaluating several formulation enhancements and chemical modifications that may improve its potential and make it a promising candidate for further clinical development. In addition, compounds in this series have shown significant activity in preclinical models of a number of autoimmune conditions, and we are exploring the potential for second-generation compounds in the autoimmunity area. Lastly, in February 2004, we acquired Congressional Pharmaceutical Corporation, which is developing Phosphonol, a preclinical stage compound for treating the long-term effects of radiation injury.

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

Our principal executive offices are located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, and our telephone number is (858) 587-9333. We are incorporated in Delaware. We maintain a website at www.holliseden.com. The reference to our worldwide web address does not constitute incorporation by reference of the information contained on our website.

Our periodic and current reports that we file with the Securities and Exchange Commission, or SEC, are available free of charge, on our website, as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the SEC.

TECHNOLOGY DESCRIPTION

Immune Regulating Hormones

Our primary technology development efforts are focused on a class of hormones and analogs of hormones found in the body that we believe are important components of the body’s regulatory system. These compounds have demonstrated significant preclinical activity in protecting the bone marrow from the damaging effects of radiation and chemotherapy. In addition, IRHs appear to reduce inflammation in a broad-spectrum fashion while also improving a number of components of the immune system in conditions of immune suppression. These hormones are known to be depleted as we age, and this process can be accelerated as a result of infectious diseases and other chronic immune system disorders.

Hematopoiesis.    One of our key focus areas for immune regulating hormones revolves around their role in the hematopoietic system. Hematopoiesis is the process by which the body produces a number of key cell types, including neutrophils and platelets. Neutrophils are white blood cells that are critical early responders used in combating foreign pathogens. When they are depleted, the host becomes highly susceptible to life-threatening infections. Similarly, a significant loss of platelets, which are key clotting elements in the blood, can lead to life-threatening bleeding episodes.

Neutrophils and platelets are produced by the bone marrow. Unfortunately, radiation and chemotherapy can significantly damage bone marrow, which can lead to life-threatening complications.

A number of preclinical studies with our immune regulating hormones indicate that these compounds can increase both neutrophils and platelets as well as other important immune cells following radiation injury or chemotherapy. In addition, those cells that are produced following treatment with IRHs appear to be more effective at killing pathogens than untreated cells.

Mechanistically, IRHs appear both to increase the proliferative potential of residual bone marrow cells after injury and accelerate the rate at which new cells are generated. In addition, the ability of IRHs to regulate reactive oxygen species may also contribute to preventing death of remaining bone marrow cells.

As a result of these actions, immune regulating hormones have the potential to be quite useful in treating a variety of conditions in which the bone marrow is damaged.

Role of Inflammation.     Recently, the role of inflammation in disease pathogenesis has become increasingly recognized by the medical community. Chronic inflammation is generally believed to be caused by an over-stimulation of certain components of the immune system, such as reactive oxygen species, due to persistent low-grade infections or the body’s inability to differentiate between certain cells or tissues in the body and foreign pathogens. Published studies have now implicated chronic inflammation in a host of diseases ranging from autoimmune conditions such as arthritis and psoriasis, to infectious diseases including HIV, malaria, and tuberculosis, and more recently to cardiovascular disease and a number of different cancer types.

One of the most widely used classes of agent for treating inflammation is the corticosteroid class. Industry market research indicates that there are more than 60 million new prescriptions for corticosteroids issued by physicians in the U.S. each year for a wide range of conditions. While these drugs are very potent anti-inflammatory agents, their chronic use can lead to immune suppression and other side effects including bone loss.

In the last several years a number of new agents for treating inflammation have been introduced that are focused on inhibiting a specific component of the inflammatory cascade, such as agents that block specific inflammatory cytokines, including TNF-alpha and IL-1 beta, as well as drugs that inhibit specific enzymes, such as COX-2. These drugs have shown impressive activity in a number of clinical conditions such as arthritis, inflammatory bowel disease and psoriasis. However, by focusing on a specific mediator, these agents may not be able to overcome the redundancy built into the immune system and can also cause immune suppression and other side effects in certain patient populations. In addition, the cost of producing a number of these new agents is quite high.

Our immune regulating hormones have been shown in in vitro systems to regulate a broad array of reactive oxygen species involved in inflammation and have been shown in animal models of numerous diseases to produce anti-inflammatory activities comparable to that historically seen with corticosteroids. In addition, our class of compounds has been shown in early clinical trials to produce long-lasting reductions in a number of key inflammatory mediators, including TNF-alpha, IL-1 beta and COX-2. Unlike most approaches to reducing inflammation, however, immune regulating hormones appear to boost a variety of immune responses in conditions of immune suppression, including innate and adaptive cell-mediated immunity and hematopoiesis.

Innate and Cell-Mediated Immunity.    Humans have three lines of defense against infection. The physical barrier of our skin and mucosal surfaces provides our first line of defense. This effectively protects us from numerous pathogens found in our immediate surroundings. Should a microbe gain entry through a break in the skin, by ingestion or by other means, protection comes from the next two lines of defense – innate and adaptive immunity.

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

Unfortunately, a wide variety of viruses including HIV, certain parasites such as malaria, and bacteria such as tuberculosis, have evolved ways of evading destruction by the immune system by causing the body to overproduce Th2 cytokines and underproduce Th1 cytokines. This in turn leads to a corresponding overproduction of cells unable to fight these pathogens and an underproduction of cells that can. A key element in this dysregulation is believed to be a state of chronic inflammation that is produced in these conditions.

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

Hollis-Eden’s Approach.    With the advent of the technology revolution of the last several decades, scientists have been presented with a whole new series of tools that allow them to study very specific aspects of biological function. This led to a scientific approach that largely centered on how a certain drug might interact with a specific signaling function or target for a specific disease. While this approach has resulted in a number of successful drugs, frequently these compounds are not as effective in clinical practice as anticipated and produce a number of unintended side effects due to the complexity of interactions amongst different systems in human biology.

In the last several years, the research community has increasingly begun to embrace the concept of a “systems biology” approach to drug development – one that accounts for the complexity of interactions between cellular pathways. This approach recognizes that enhancing or inhibiting just one signal that is well down a very complex cascade of events is likely to be too simplistic to overcome many of the more intractable health problems facing medicine today. Researchers in this emerging field are attempting to integrate a number of different scientific disciplines, such as molecular biology, high speed computing and engineering, to understand these intricate interactions in immune and metabolic function and the dysregulation in these pathways that can lead to a very diverse set of diseases and conditions at an upstream level. The concept is that there may be common links between diseases such as arthritis, cardiovascular disease, HIV, Alzheimer’s disease and cancer that can all benefit from an appropriate upstream re-regulation of immune and/or metabolic function.

While most researchers in this area are taking a ground up approach to understanding each specific component in these intricate cascades and how they relate to one another, and then trying to design drugs that can successfully intervene in correcting dysregulation across all of these pathways, our approach is more top down: identify the hormones that have been developed through millions of years of evolution to be the master signalers involved in initiating these cascades and look at conditions where their modulation is dysregulated. By then applying the latest tools of pharmaceutical development, our goal is to design compounds and routes of administration that deliver these signals when and where they are needed to intervene in this systemic dysregulation.

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

Acquisition of Congressional Pharmaceutical Corporation

In February 2004, we acquired Congressional Pharmaceutical Corporation (CPC). CPC is a company that was formed to commercialize a series of compounds that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. This DNA damage (mutagenesis) has been associated with an increased risk of a variety of different cancers and is believed to be a primary cause of the harmful long-term effects of radiation injury. CPC’s lead compound, Phosphonol, has been licensed from the University of Chicago, and is in the preclinical stages of development.

PRODUCTS IN DEVELOPMENT

We are currently focusing our development activities on a series of immune regulating hormones as well as Phosphonol, the compound recently obtained through the acquisition of CPC. NEUMUNE is being co-developed with the U.S. military for use in protecting the body from acute radiation injury. This compound is being developed pursuant to a new rule enacted by the U.S. Food and Drug Administration (FDA) under which approval may be granted on the basis of efficacy in animals and safety in humans. Phosphonol is being developed to protect against the long-term effects of radiation injury and may be subject to the same rule. A number of IRHs have shown significant benefits in preclinical models of chemotherapy-induced immune suppression, and we intend to test one or more of these compounds in Phase I/II clinical trials in this indication. IMMUNITIN is our lead infectious disease compound and has shown activity in Phase II clinical trials in malaria, HIV and AIDS, and in a number of preclinical tuberculosis models. We are pursuing public/private partnerships with a number of organizations that may provide funding to allow us to conduct a Phase II/III clinical trial with IMMUNITIN in infectious disease. In addition, a number of U.S. government agencies are screening IMMUNITIN and other immune regulating hormones of ours as countermeasures against a number of pathogens that could be used as biowarfare agents. If these results are successful, IMMUNITIN, in a similar manner as NEUMUNE, could potentially be reviewed for approval under the new rule adopted by the FDA designed to provide an approval pathway for drugs to be used as countermeasures to weapons of mass destruction. We are also collaborating with the Cystic Fibrosis Foundation to study the effects of IMMUNITIN in treating cystic fibrosis. HE2200 has also been evaluated in several pilot phase II clinical studies and has shown an attractive safety profile. We are evaluating several formulation enhancements and chemical modifications that may improve its potential and make it a promising candidate for further clinical development. In addition, given the anti-inflammatory and immune stimulating effects seen with many of our IRHs, we are screening new IRHs in preclinical models of autoimmune conditions.

NEUMUNE

Published studies by the Armed Forces Radiobiology Research Institute (AFRRI) with our immune regulating hormone NEUMUNE have shown dramatic survival improvements in NEUMUNE-treated animals versus controls in models of radiation-induced immune suppression. The ability of NEUMUNE to stimulate both neutrophils and platelets as well as other components of innate immunity is believed to be the mechanism by which NEUMUNE exerted its protective effects in these studies. In light of recent world events, the need for a practical radioprotectant that can be used on a widespread basis in the event of a nuclear accident or event has been elevated significantly. We have initiated a collaboration with AFRRI to jointly develop NEUMUNE as a radioprotectant.

AFRRI is a leader in studying the short-term and long-term effects of radiation injury. A principal AFRRI mission is the development of pharmaceutical agents that can be used to prevent injury from radiation caused by a nuclear accident or event. Over the past several years, AFRRI, in concert with another Department of Defense project, has screened thousands of compounds in an effort to find an acute radioprotectant suitable for widespread use. Out of this screening and profiling effort, NEUMUNE has emerged as a leading candidate based on its significant efficacy in preclinical models to date, its safety profile, and the comparatively low-cost nature of its manufacturing process.

The FDA has informed us that NEUMUNE would qualify for review for radiation protection under a new rule adopted in 2002. Traditional drug development programs require large-scale clinical studies to establish efficacy in humans. However, pursuant to the new rule, in cases where traditional efficacy studies would be deemed unethical in evaluating a drug intended for use against lethal or permanently disabling toxic substances (such as in this situation, which would otherwise require healthy human volunteers to be exposed to potentially lethal effects of radiation), approval may be granted solely on the basis of proof of efficacy in relevant animal species and proof of safety in humans.

Given the accelerated potential development path for NEUMUNE and the significant and largely untapped market opportunity for compounds that can treat acute radiation injury, this program has become a top priority for us. We have demonstrated that NEUMUNE has significant activity in maintaining neutrophils and platelets in several non-human primate studies of acute radiation injury, and we are now finalizing the dose optimization work that we believe will allow us to initiate the pivotal large animal trials that will be necessary for formally establishing efficacy. In addition, we are collaborating with AFRRI to establish all of the manufacturing, toxicology and human safety data that will be needed to support a New Drug Application (NDA).

We believe the market opportunity for a drug that could be used to ameliorate the effects of acute radiation injury would be significant. Because the window of opportunity to treat radiation injury is short, we believe any drug to treat this condition will need to be stockpiled on a local level to be appropriately available for high risk populations. In light of the current risk of terrorism, high-risk areas may include any military installation or theater of operations, any urban or metropolitan area that is at risk of a radiological attack, and a 10 to 50 mile radius around any nuclear power plant or spent fuel facility. Such a definition would encompass a large portion of the highly populated areas in the U.S. In addition, we believe similar market opportunities exist in Europe and

Asia. The only drug that has been widely stockpiled for radiation injury is potassium iodide. Potassium iodide is only effective against the long-term risk of thyroid cancer, and does not protect the body from the acute effects on the bone marrow, which can lead to rapid fatalities. Despite this limitation, potassium iodide has been stockpiled broadly for years in Europe and Japan for civilians living within close proximity of nuclear power plants, and the U.S. has recently begun purchasing millions of doses of the drug for similar uses in this country. Given that NEUMUNE may be useful in protecting against the immediate life-threatening effects of radiation, we believe there may be strong interest by government agencies to adopt a similar stockpiling strategy if NEUMUNE is successfully developed.

As a result of the increased threat, the U.S. government is allocating significant funding for the stockpiling of drugs that act as medical countermeasures to weapons of mass destruction. In fact, as an incentive to industry to develop these countermeasures, the U.S. government is considering legislation that would provide a clear mechanism for placing large advance orders for investigational products in this area, even before they are approved. We are aggressively pursuing an advance order for NEUMUNE although we cannot guarantee that we will be successful in obtaining such an order.

IRHs in Chemotherapy Protection

As a result of our increasing knowledge of structure-activity relationships with this class of compounds, we have identified IRHs which appear to be well suited for use in chemotherapy protection in cancer patients. As with radiation injury, chemotherapy can damage the bone marrow, causing depletion of neutrophils and platelets, which can be life-threatening. Recent preclinical data in non-human primates with several of our immune regulating hormones in models of chemotherapy-induced immune suppression indicated that these compounds could significantly protect both neutrophils and platelets. We are preparing to select one of these compounds for clinical development in chemotherapy protection. Drugs that only stimulate neutrophils in this setting currently generate sales in excess of $2.5 billion annually, although we can not guarantee that our compounds, if approved, will generate significant sales.

Phosphonol

We acquired exclusive commercialization rights to Phosphonol in our recent acquisition of CPC. Like NEUMUNE, Phosphonol is being developed to protect against the effects of radiation injury. However, whereas NEUMUNE addresses the short-term effects of radiation injury, Phosphonol is designed to treat the long-term effects of radiation exposure. Phosphonol appears to have the potential to stabilize the genome after radiation injury, thus reducing genetic mutations. By reducing genetic mutations, Phosphonol may also reduce a variety of cancers that can occur seven to ten years after radiation injury.

We believe it may be possible to develop Phosphonol pursuant to the same animal efficacy rule we are following with NEUMUNE. We are now beginning to profile Phosphonol in a series of animal models designed to assess the safety, efficacy and oral bioavailability of the compound. We are also preparing to open discussions with the FDA about specific development objectives that would be required for marketing approval of the compound.

We believe that if Phosphonol can be successfully developed along with our product NEUMUNE, it would give us a compelling portfolio of products to treat the short- and long-term effects of radiation injury. We also believe that the experience and relationships we are building in both developing NEUMUNE and in attempting to secure advance stockpiling orders for the compound may be directly transferable to Phosphonol. Because Phosphonol addresses exposure to low levels of radiation, we believe the market opportunity for the compound may also include stockpiling for people who are exposed to inadvertent environmental radiation as well as for use in response to acts of terrorism and nuclear accidents,

As with our immune regulating hormones, we also believe Phosphonol and related compounds may potentially play an important role in protecting against damage from chemotherapy.

IMMUNITIN in Infectious Disease

While the primary market opportunities for pharmaceuticals have traditionally been in the U.S., Europe and Japan, our immune regulating hormones have a number of attributes that make them potentially useful globally. Included in these attributes are the potential broad-spectrum activity in multiple infectious diseases, the attractive safety profile to date, the low likelihood of resistance and the relative ease of manufacture. Increasing focus on the crisis that infectious diseases such as HIV, malaria and tuberculosis have created in the developing world has led to a number of recent third party initiatives designed to provide funding for effective approaches to these diseases. If we are able to receive support from these initiatives for both development and commercialization, subject to obtaining regulatory approvals, marketing IMMUNITIN and our other compounds in developing countries could become commercially attractive. In addition, as described above, similar funding initiatives and incentives are now being proposed by the U.S. government to encourage the development of new drugs to serve as countermeasures against weapons of mass destruction, including nuclear, radiological, biological and chemical warfare. If these initiatives are enacted, there may be significant commercial opportunities to develop drugs that can be stockpiled to protect against these threats.

Viral.    In addition to being an important world health problem and a potentially significant commercial opportunity, we believe HIV is a useful model system in which to study the effects of IMMUNITIN in immune dysregulation. HIV patients have high levels of chronic inflammation and also have many components of their immune systems that are compromised. We believe that if we can show clinical benefit in such a severe example of immune dysregulation, we may also be able to demonstrate benefit in a variety of other clinical situations in which the situation is not as severe.

IMMUNITIN has been tested in a series of Phase I/II and Phase II clinical trials in HIV/AIDS patients in the U.S. and South Africa. In all of these studies, IMMUNITIN treatment appeared to be generally well tolerated with mild to moderate pain at the injection site being the most common adverse event. In addition to assessing the safety profile of IMMUNITIN in the trials, we have also assessed the effect of IMMUNITIN on a wide variety of immune and inflammatory markers that are associated with disease progression.

Results from a study employing intermittent subcutaneous dosing of IMMUNITIN in 24 South African HIV patients receiving no other therapy were presented at the World AIDS Conference in July 2002. Prior to dosing with IMMUNITIN, these HIV patients had dramatically elevated transcript levels of inflammatory mediators, including TNF-alpha, COX-2, IL-1 beta and IL-6, relative to healthy South African volunteers. This indicated that these HIV-infected patients were experiencing broad-based systemic inflammatory immune dysregulation before treatment with IMMUNITIN. After dosing with IMMUNITIN, these same patients experienced statistically significant declines in transcripts for TNF-alpha, COX-2, IL-1 beta and IL-6 as well as other inflammatory mediators. The number of transcripts was reduced to levels close to those seen in healthy volunteers and remained significantly reduced for the entire treatment course despite only intermittent dosing.

A number of studies reported in the medical literature have shown that increases in inflammatory cytokines such as TNF-alpha, IL-1 beta and IL-6 and the enzyme COX-2 can lead to decreases in dendritic cells, which, in turn, lead to a progressive loss of innate and cell-mediated (Th1) immunity. This chronic inflammatory dysregulation and progressive loss of innate and cell-mediated immunity that is believed to be a major contributing factor to the ultimate progression to AIDS and the life-threatening opportunistic infections, cancers, wasting and dementia that compromise the patient. By quieting down this rampant systemic inflammation, we believe that IMMUNITIN has the potential to induce the immune system to mount appropriate innate and cell-mediated immune responses that will keep the virus in check and slow or prevent the progression to AIDS-related conditions.

In this South African study, we also observed significant increases relative to placebo-treated patients in a wide variety of immune cell subsets associated with innate and cell-mediated immunity following dosing with IMMUNITIN. These increases appeared to be long lasting despite the fact that IMMUNITIN was only administered in intermittent treatment courses. A number of these cell types have been associated with delaying disease progression towards AIDS. In addition, patients receiving IMMUNITIN in this trial experienced a fall in virus levels over the course of the study, which reached a 0.6 log drop in the most effective dose group at the end of the 8-month monitoring period.

In 2003 we presented results from a study using IMMUNITIN as a monotherapy in 25 late-stage AIDS patients. Over this treatment course, patients in the placebo group experienced 67% more opportunistic infections than those treated with IMMUNITIN. The ability of IMMUNITIN to have an effect on a hard clinical end point like opportunistic infections on this late stage patient population indicates that improving host immune reponses to HIV can potentially lead to clear clinical benefit.

Parasitic.    The ability of IMMUNITIN to reduce inflammation while stimulating innate and cell-mediated immunity seen in our HIV clinical trials also has possible implications for a number of other infectious diseases, including parasitic infections such as malaria. The medical literature indicates that high levels of the inflammatory mediator TNF-alpha are believed to be a cause of the pathology seen in malaria. In addition, both the innate and cell-mediated portions of the immune system are believed to be important in controlling the parasite.

As a result, we entered into a collaboration with the U.S. Navy on a preclinical program in malaria with IMMUNITIN. Based on favorable results in multiple preclinical studies with the compound, we then proceeded with two Phase II clinical studies in malaria patients in Thailand. Results from these studies indicated that IMMUNITIN was very effective at reducing parasite count and cleared malarial parasites in most patients within seven days when the compound was delivered either by injection or as a buccal tablet.

Bacterial.    We have shown in a series of preclinical studies in models of tuberculosis that IMMUNITIN is effective when given as a monotherapy in either the acute or chronic phase of this bacterial infection. In addition, IMMUNITIN appears to have an additive effect when combined with the current three-drug regimen standard of care of antibiotic treatment for TB in this model system.

IMMUNITIN as a Countermeasure to Bioterrorism.    The finding that IMMUNITIN appears active in humans in HIV and malaria and also appears to provide benefit preclinically against TB makes it a promising candidate against biowarfare agents. Government officials have expressed concern that if terrorists or rogue nations were to unleash a biowarfare agent, it may well be one that has been genetically engineered to be resistant to all known antibiotics. As such, the government is interested in developing compounds that are capable of boosting host immunity rather than attacking a specific pathogen. It is believed that such agents may provide protection against a number of different potential pathogens and would be unlikely to be affected by resistance issues.

IMMUNITIN appears to boost both innate and adaptive host immunity with an attractive safety profile. The compound has now shown broad-spectrum activity against viral (HIV), parasitic (malaria) and bacterial (TB) pathogens. In addition, it is easy to administer and cost-effective to produce, making it potentially suitable for large scale pharmaceutical stockpiling.

Because of these features, a number of government agencies have agreed to screen IMMUNITIN and our other immune regulating hormones as countermeasures against a series of pathogens that may be used as biowarfare agents. If these results are successful, we believe government grants may be available to fund further development in these indications. In addition, the U.S. government has recently proposed a series of sweeping incentives to encourage biotechnology and pharmaceutical companies to develop drugs for these threats. These incentives, if enacted, include guaranteed purchase contracts and other beneficial provisions. Depending on the nature of the pathogen, there may also be certain indications for which IMMUNITIN, if successfully developed, could be reviewed under the FDA’s new animal efficacy rule described above.

Cystic Fibrosis and Other Autoimmune Indications

Given the anti-inflammatory and immune stimulating effects seen with IMMUNITIN and other IRHs in preclinical and early clinical trials, we are also interested in exploring the potential for IRHs in autoimmune diseases. To that end, we have entered into a collaboration with Cystic Fibrosis Foundation Therapeutics (CFFT), the non-profit drug discovery and development arm of the Cystic Fibrosis Foundation, to study IMMUNITIN in a Phase I/II clinical trial for the treatment of cystic fibrosis. CFFT has agreed to award up to $1.7 million in funding toward the development of this investigational drug candidate. The trial is anticipated to begin in 2004.

Hollis-Eden is also screening new IRHs in a number of preclinical models of autoimmunity and, if these results are successful, plans to enter one or more of these compounds into development for additional autoimmune indications.

Competition

Given the large market opportunities we are pursuing, most major pharmaceutical companies and a number of biotechnology companies have programs directed toward finding drugs to treat indications we are exploring. In infectious disease, most current approaches are targeted at creating pathogen-specific compounds rather than drugs that target correcting dysregulations in the immune system. As described above, while these approaches have had success, their limitations in the areas of side effects, resistance and cost have become increasingly recognized. In addition, we believe they can be expected to have different profiles than our compounds and may therefore be complementary to our efforts.

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

In the area of infectious disease, companies like GlaxoSmithKline, Merck and Abbott have developed drugs for treating diseases such as HIV, and many other drugs candidates are in development.

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

Human Testing (Clinical).    The human clinical testing program usually involves three phases which generally are conducted sequentially, but which, particularly in the case of anti-cancer and other life-saving drugs, may overlap or be combined. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND filing. Each clinical study is conducted under the auspices of an independent Institutional Review Board, or IRB, for each institution at which the study will be conducted. The IRB will consider, among other things, all existing pharmacology and toxicology information on the product, ethical factors, the risk to human subjects and the potential benefits of therapy relative to risk.

In Phase I clinical trials, studies usually are conducted on healthy volunteers or, in the case of certain terminal illnesses such as AIDS, patients with disease that has failed to respond to other treatment, to determine the maximum tolerated dose, side effects and pharmacokinetics of a product. Phase II studies are conducted on a small number of patients having a specific disease to determine initial efficacy in humans for that specific disease, the most effective doses and schedules of administration, and possible adverse effects and safety risks. Phase II/III differs from Phase II in that the trials involved may include more patients and, at the sole discretion of the FDA, be considered the “pivotal” trials, or trials that will form the basis for FDA approval. Phase III normally involves the pivotal trials of a drug, consisting of wide-scale studies on patients with the same disease, in order to evaluate the overall benefits and risks of the drug for the treated disease compared with other available therapies. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise.

As described above, for several of the product opportunities we are pursuing, we may apply for approval based upon a new rule adopted by the FDA in 2002, titled “Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible” (Part 314, Subpart I), which is also referred to as the “animal efficacy rule.” Pursuant to this new rule, in situations where it would be unethical to conduct traditional Phase II and Phase III efficacy studies in humans, as is the case with countermeasures to a number of weapons of mass destruction, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models.

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

Patents

We currently own or have obtained a license to over 100 issued U.S. and foreign patents and over 100 pending U.S. and foreign patent applications.

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

Relationship with Aeson Therapeutics, Inc.

During 2000 we acquired a 21% equity stake in Aeson Therapeutics, Inc., with an exclusive option to acquire the remainder of Aeson at a pre-determined price for a limited period of time. Aeson’s lead compound is in Phase II clinical studies for the treatment of cardiovascular disease, as well as in preclinical studies for other indications. We exchanged $2 million in cash and 208,681 shares of Hollis-Eden common stock for our equity interest in Aeson. In 2002, in exchange for an extension of time to exercise our option to acquire the remainder of Aeson, we made an additional equity investment of $1.2 million in Aeson and now have approximately a 25% equity stake. All the payments were expensed as in-process R&D.

As a result of a decision to narrow the scope of our research and development activities in late 2002, we elected not to exercise our option to acquire the remainder of Aeson. We continue to hold our equity interest in the company.

Technology Agreements

In December 1999, we entered into a license agreement with Dr. Roger M. Loria. Dr. Loria exclusively licensed to us all rights to NEUMUNE and HE2200, together with all related patents and patent applications. Dr. Loria is a Professor of Microbiology and Immunology at Virginia Commonwealth University. He is a leading expert in the field of immune regulating hormones and is a scientific consultant to Hollis-Eden.

In January 2000, we licensed technology from Dr. Henry Lardy and Humanetics Corporation. Through these relationships we have licensed a series of adrenal hormones and hormone analogs as well as related patents and patent applications in the areas of infectious diseases, oncology, radiation therapy, central nervous system disorders, metabolic conditions and inflammation related areas.

Also during January 2000, we entered into two new technology agreements with Patrick T. Prendergast, Colthurst Ltd. and Edenland, Inc. The first agreement, the Technology Assignment Agreement, replaced the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. This agreement assigned to us ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including IMMUNITIN. Upon signing the agreement, we issued to Colthurst 132,000 shares of common stock, with an additional 528,000 shares and warrants to be issued over time upon the satisfaction of certain conditions. Because all of these conditions were not satisfied, we have not issued any additional shares or warrants to Colthurst, and we believe that we have no obligation to issue any additional shares or warrants. While we are confident in our analysis, if any dispute should arise in this matter, we cannot guarantee that, as a result of such dispute, additional equity will not be issued or that an additional accounting charge will not be made. The second agreement, the Sponsored Research and License Agreement, replaced both the Edenland License Agreement and the Research, Development and Option Agreement, each dated August 25, 1994, among Hollis-Eden, Mr. Prendergast and Edenland. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to us a number of additional compounds, together with all related patents and patent applications.

In January 2002, we licensed technology from Dr. Henry Lardy and Humanetics Corporation. Through these relationships we have licensed a series of adrenal hormones and hormone analogs as well as related patents and patent applications in the areas of infectious diseases, oncology, radiation therapy, central nervous system disorders, metabolic conditions and inflammation related areas.

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

In February 2004, we acquired CPC and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. These intellectual property rights consist of a series of patents and patent applications that relate to discoveries made by David J. Grdina, Ph.D., Professor of Radiation and Cellular Oncology at the University of Chicago. The patented technology covers a series of compounds, which are currently in the preclinical stages of development that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. In the acquisition we will issue approximately 50,000 shares of our common stock to the former stockholders of CPC. In addition, if we achieve certain development milestones, we will be required to issue additional shares of our common stock to the former stockholders of CPC. In the event all of the milestones are achieved, the total number of additional shares that we would be required to issue to the former stockholders of CPC is 275,000, more than half of which would be issued only upon FDA approval of CPC’s product. Furthermore, upon regulatory approval and commercialization of products covered by the licensed intellectual property, we may be required to pay royalties to the former stockholders of CPC and the University of Chicago. Following the acquisition, Dr. Grdina agreed to an exclusive consulting arrangement with us in the fields of hematopoiesis and radiation and chemotherapy exposure.

Employees

As of March 5, 2004, we had 51 full-time, non-union employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

Our executive officers and senior management and their ages as of March 5, 2004 are as follows:

Name	Age	Position

Richard B. Hollis	51	Chairman of the Board, President and Chief Executive Officer

Daniel D. Burgess	42	Chief Operating Officer and Chief Financial Officer

James M. Frincke, Ph.D.	53	Chief Scientific Officer

Eric J. Loumeau	41	Vice President, Corporate General Counsel

Robert L. Marsella	51	Vice President, Business Development and Marketing

Christopher L. Reading, Ph.D.	56	Executive Vice President, Scientific Development

Dwight R. Stickney, M.D.	61	Vice President, Medical Affairs

Robert W. Weber	53	Chief Accounting Officer and Vice President—Controller

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

Daniel D. Burgess became Chief Operating Officer and Chief Financial Officer of Hollis-Eden Pharmaceuticals, Inc. in August 1999. Mr. Burgess joined Hollis-Eden from Nanogen Inc., where he served as Vice President and Chief Financial Officer. Prior to joining Nanogen in 1998, Mr. Burgess spent ten years with Gensia Sicor, Inc. (acquired by Teva Pharmaceutical Industries Limited) and Gensia Automedics, Inc., a partially owned subsidiary of Gensia Sicor. He served as President and a director of Gensia Automedics, where he was responsible for all functional areas of this medical products company. In addition, he was Vice President and Chief Financial Officer of Gensia Sicor, where he was responsible for finance, investor relations, business development and other administrative functions. During his tenure with Gensia, Mr. Burgess helped transform the company from a research stage company with less than 50 employees into a fully integrated specialty pharmaceutical company with more than $150 million in annual revenues. Mr. Burgess was instrumental in helping Gensia raise over $400 million in various public and private financings and was a key figure in a number of acquisitions and in-licensing and out-licensing transactions. Prior to joining Gensia, Mr. Burgess held positions at Castle & Cooke, Inc. and Smith Barney, Harris Upham and Company. He received a degree in Economics from Stanford University and an MBA from Harvard Business School.

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

Eric J. Loumeau became Vice President, Corporate General Counsel in September 1999. Mr. Loumeau joined Hollis-Eden from the law firm of Cooley Godward LLP, where he had primary responsibility for Hollis-Eden’s account for the previous four years. As a partner at Cooley Godward, Mr. Loumeau represented a number of private and public companies in corporate and securities law matters. He joined the firm in 1995 from Skadden, Arps, Slate, Meagher and Flom, where he was an associate for four years. Mr. Loumeau attended Harvard Law School and the University of California, Berkeley, Boalt Hall School of Law, where he received a J.D. degree. He holds a B.S. degree in Business Administration with an emphasis in finance from Brigham Young University.

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

Dwight R. Stickney, M.D. was appointed Vice President, Medical Affairs in March 2003. He joined Hollis-Eden as Medical Director, Oncology in May 2000. Dr. Stickney joined Hollis-Eden from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California, where he served as an oncologist since 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health’s Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served as Director of the International Order of Forresters Cancer Research Laboratory and on the Board of Directors of the American Cancer Society. Earlier in his career, Dr. Stickney held positions with the Burroughs Wellcome and the Centers for Disease Control, and academic teaching appointments at The University of California at Los Angeles and The University of California at Riverside. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney holds a Bachelor of Science in

Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomat of the American Board of Internal Medicine and Hematology and a Diplomat of the American Board of Radiology, Therapeutic Radiology.

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

Risk Factors

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this annual report. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around immune regulating hormones, a class of drug candidates which we believe shows promise for the treatment of a variety of infectious diseases and immune system and metabolic disorders. However, all drug candidates require U.S. FDA and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates has been approved for commercial sale. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $107.1 million as of December 31, 2003. Our net losses for fiscal years 2003, 2002 and 2001 were $25.7 million, $17.5 million and $15.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

The market for treating severe acute radiation injury is uncertain.

We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear or radiological events has been low. Accordingly, even if NEUMUNE, our lead drug candidate to treat acute radiation injury, is approved by the FDA, we cannot predict with any certainty the size of this market. The potential market for NEUMUNE is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat the acute effects of radiation injury. Due to these uncertainties, we cannot guarantee that we will receive any stockpiling orders for NEUMUNE or that NEUMUNE will achieve market acceptance by the general public.

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

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

As of December 31, 2003, our cash and cash equivalents totaled approximately $84.9 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

We own or have obtained a license to over 100 issued U.S. and foreign patents and over 100 pending U.S. and foreign patent applications. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

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

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product-licensing approval is granted. As a result, we may obtain regulatory approval for a drug candidate in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third parties a license to manufacture our product without our permission. Such compulsory licenses typically would be on terms that are less favorable to us and would have the effect of reducing our revenues.

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

Delays in the conduct or completion of our preclinical or clinical studies or the analysis of the data from our preclinical or clinical studies may result in delays in our planned filings for regulatory approvals, or adversely affect our ability to enter into collaborative arrangements.

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with NEUMUNE in the United States for the treatment of radiation exposure and chemotherapy protection;

•	Phase II clinical trials with IMMUNITIN in South Africa and Phase I/II clinical trials with IMMUNITIN in the United States for the treatment of HIV/AIDS;

•	Phase II clinical trials with IMMUNITIN in Thailand for the treatment of malaria;

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring our preclinical and clinical studies. We generally do not have control over the amount and timing of resources that our business partners devote to our drug candidates. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

•	we may not have the financial resources to continue research and development of any of our drug candidates; and

•	we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

•	delays in enrolling volunteers;

•	interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

•	lower than anticipated retention rate of volunteers in a trial;

•	unfavorable efficacy results;

•	serious side effects experienced by study participants relating to the drug candidate;

•	new communications from regulatory agencies about how to best conduct these studies; or

•	failure to raise additional funds.

If the manufacturers of our products do not comply with current Good Manufacturing Practices regulations, or cannot produce the amount of products we need to continue our development, we will fall behind on our business objectives.

An outside manufacturer, Hovione—Soc. Química, S.A., is currently the primary producer of the active pharmaceutical ingredient for our drug candidate IMMUNITIN, and may produce other compounds for us in the future. Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $5.00 to $36.25 between January 1, 2003 and March 5, 2004.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 14% of our outstanding common stock as of March 5, 2004. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of March 5, 2004, Mr. Hollis would beneficially own approximately 20% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Item 2.    Properties

Our corporate headquarters are currently located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, where we have leased approximately 22,000 square feet of office space through September 2004. In addition, we have leased, in San Diego, CA., 4,364 square feet of laboratory space through November 2005. We believe that our facilities are adequate for our current operations and we have lease extension options.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market System under the symbol HEPH.

The following table sets forth the quarterly high and low bid quotations and/or selling prices for our common stock from January 1, 2002 through March 5, 2004.

Common Stock	High	Low
2002
First Quarter	$12.24	$5.71
Second Quarter	7.64	5.75
Third Quarter	6.94	4.02
Fourth Quarter	6.84	3.30
2003
First Quarter	$6.70	$5.00
Second Quarter	17.50	5.78
Third Quarter	36.25	12.22
Fourth Quarter	22.30	9.41
2004
January 1 – March 5	$16.50	$11.00

On March 5, 2004, the closing price of our common stock as reported by the Nasdaq National Market System was $13.48 per share. There were approximately 5,500 shareholders of record and beneficial stockholders of our common stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

The following table provides information as of December 31, 2003 with respect to all of our compensation plans under which we are authorized to issue equity securities of the company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Stock option equity compensation plans approved by security holders	3,761,451	$8.88	552,265
Stock option equity compensation plans not approved by security holders	1,750,000	$6.50	—
Warrant equity compensation plans not approved by security holders	690,620	$9.24	—

Total	6,202,071		552,265

The material features of each compensation plan or arrangement adopted without the approval of securities holders is included in Note 9 (“Stock Options—Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in our Notes To Financial Statements.

Changes in Securities

On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures, which were convertible into common stock at a price of $5.70 per share. Of these gross proceeds, $0.6 million was applied toward commissions to the placement agent, SG Cowan Securities Corporation. Expenses related to the offering were approximately $0.2 million. After deducting commissions and expenses, the Company received net proceeds of approximately $9.2 million. The investors were comprised of a group of qualified institutional buyers and institutional accredited investors. We also issued to the investors warrants to purchase up to 701,760 shares of common stock, one-half of which have an exercise price of $6.17 per share and the other half of which have an exercise price of $6.71 per share. In addition, as part of the placement agent fee, we issued to SG Cowen Securities Corporation a warrant to purchase up to 73,684 shares of common stock at an exercise price of $5.99 per share. During 2003, we issued a total of 9,070 shares of common stock in lieu of cash for interest payments due on the debentures. All of the debentures were converted into a total of 1,754,400 shares of common stock between June and August 2003.

In February 2003, we issued 50,000 shares of common stock to Humanetics Corporation as a milestone payment pursuant to the terms of that certain Exclusive License Agreement, entered into in January 2000.

In February 2003, we issued 118,921 shares of common stock to Pharmadigm, Inc. pursuant to the terms of that certain Sublicense Agreement, entered into in August 2002.

In March 2003, we amended a warrant previously issued to Jacmar/Viking, L.L.C. Pursuant to the amended warrant, the warrant is now exercisable into an aggregate of 250,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. William H. Tilley, one of our directors, is a principal of Jacmar/Viking.

On June 19, 2003 we raised approximately $14.6 million in gross proceeds from the sale of 1,283,066 shares of common stock in a private placement at a price of $11.42 per share. Of these gross proceeds, $0.8 million was applied toward commissions to the placement agent, SG Cowan Securities Corporation. Expenses related to the offering were approximately $40,000. After deducting commissions and expenses, the Company received net proceeds of approximately $13.8 million. The investors are comprised of a group of qualified institutional buyers and institutional accredited investors. We also issued to the investors warrants to purchase up to 192,456 shares of common stock having an exercise price of $15.45 per share. In addition, as part of the placement agent fee, we issued to SG Cowan Securities Corporation a warrant to purchase up to 44,266 shares of common stock at an exercise price of $13.22 per share.

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

Item 6.    Selected Financial Data

The following data summarizes certain selected financial data for each of the five years ended December 31, 2003 through 1999 and the period from inception (August 15, 1994) to December 31, 2003. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (in thousands, except per share amounts).

							Period from Inception (Aug. 15, 1994) to December 31, 2003

	2003		2002	2001	2000	1999
Statement of Operations Data:
Research and development	$10,764		$13,083	$11,870	$17,933 (3)	$5,731	$67,487
General and administrative	7,327	(1)	4,787	5,091	4,157	11,940 (4)	39,682

Total operating expenses	18,091		17,870	16,961	22,090	17,671	107,169
Other income (expense)	(7,580	)(2)	368	1,199	2,575	2,351	78

Net loss	$(25,671)		$(17,502)	$(15,762)	$(19,515)	$(15,320)	$(107,091)

Net loss per share, basic and diluted	$(1.67)		$(1.35)	$(1.35)	$(1.74)	$(1.41)
Weighted average number of common shares outstanding, basic and diluted	15,381		12,932	11,654	11,240	10,861

Balance Sheet Data:
Cash and equivalents	$84,852		$13,087	$30,567	$34,298	$47,486
Total assets	85,381		13,982	31,462	35,099	48,265
Accounts payable and accrued expenses	3,329		2,950	3,602	2,636	1,640
Stockholders’ equity	$82,052		$11,032	$27,860	$32,463	$46,625

(1)	2003 General and administrative expenses include $2.2 million for non-cash charges related to options and warrants issued and term changes.

(2)	2003 Other income includes $7.6 million for non-cash amortization of deemed discount and deferred issuance costs on convertible debentures that we subsequently converted to common stock.

(3)	2000 Research and development expenses include $4.5 million for non-cash charges for the purchase of technology and in-process R&D.

(4)	1999 General and Administrative expenses include $7.7 million for non-cash charges, due to the acceleration of vesting of stock options for a former officer, the issuance of warrants for services, and the issuance of stock options to non-employees.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” above. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report.

General

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. Our initial development efforts target radiation and chemotherapy induced immune suppression and immune dysregulation caused by infectious diseases such as HIV, malaria and tuberculosis. Our initial technology development efforts are primarily focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones (IRHs) can be used to reestablish host immunity in situations of dysregulation.

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

Results of Operations

We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden Inc.) through December 31, 2003. We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception until December 31, 2003, we have incurred expenses of approximately $67.5 million in research and development and $39.7 million in general and administrative expenses. We have incurred $0.1 million in net other income comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $8.1 million in interest income. The combination of these resulted in a net loss of $107.1 million for the period from inception until December 31, 2003.

Research and development expenses were $10.8 million, $13.1 million and $11.9 million in 2003, 2002 and 2001, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for IMMUNITIN, NEUMUNE and HE2200, as well as our investment in Aeson Therapeutics, which has been expensed as in-process R&D. Research and development expenses decreased $2.3 million in 2003 compared to 2002. The decrease in research and development expenses was due mainly to reduced preclinical and clinical trial activities after streamlining our operations and focusing our research and development expenditures in the second half of 2002. Research and development expenses increased $1.2 million in 2002 compared to 2001 due to increased staffing, license fees and clinical trials expenses, which was offset by reduced expenditures for preclinical work. We expect research and development expenses to increase in 2004 and beyond as our products move into the more expensive later stages of development.

General and administrative expenses were $7.3 million, $4.8 million and $5.1 million in 2003, 2002 and 2001, respectively. General and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel. General and administrative expenses increased $2.5 million in 2003 compared to 2002 primarily due to non-cash charges totaling $2.2 million for 2003. The non-cash charges are comprised of: $0.7 million in non-cash charges related to the issuance of a warrant and a change in the terms of a warrant to a service provider; $1.3 million in non-cash charges related to the issuance of a warrant to a director and issuance of stock options to an officer and a director; and $0.2 million in non-cash charges related to stock options issued to consultants.

General and administrative expenses decreased $0.3 million in 2002 compared to 2001 due to decreased consulting fees and legal expenses that were partially offset by an increase in facilities and investor relations expenses. We expect general and administrative expenses to increase in 2004 and beyond as a result of the increased costs of compliance with new audit regulations, including section 404 of the Sarbanes Oxley Act, and costs associated with preparing for the potential launch of our products.

Other income and expenses were $(7.6) million, $0.4 million and $1.2 million in 2003, 2002 and 2001, respectively. For 2003, other income and expense was comprised of the following: an expense of $(7.6) million for the non-cash amortization of the deemed discount and deferred issuance costs on the convertible debentures issued and converted to common stock during 2003; interest income of $0.4 million; and interest expense on the convertible debentures totaling $(0.4) million. Other income and expense for 2002 and 2001 was interest income totaling $0.4 million and $1.2 million for each year respectively. The interest income declined in 2002 compared to 2001 due to lower cash balances and lower interest rates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003 we completed a public offering of our common stock from which we received $62.5 million in gross proceeds. In addition, we have received a total of $17.3 million from the exercise of warrants and stock options from inception.

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock, leaving a $9.5 million aggregate principle amount of convertible debentures outstanding.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$1,045	$810	$213	$22	$—

Our operations to date have consumed substantial capital without generating any revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. With the possible exception of sales of our NEUMUNE product for radiation treatment, we do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds.

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

Impact of Recently Issued Accounting Pronouncements

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. The company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into our Notes To Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2003, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.	Financial Statements and Supplementary Data

Page
Balance Sheets as of December 31, 2003 and 2002	35

Statements of Operations for the Fiscal Years Ended December 31, 2003, December 31, 2002, December 31, 2001 and the Period From Inception (August 15, 1994) to December 31, 2003	36

Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003	37

Statements of Cash Flow for the Fiscal Years Ended December 31, 2003, December 31 2002, December 31, 2001 and the Period from Inception (August 15, 1994) to December 31, 2003	39

Notes to Financial Statements	41

Report of Independent Accountants	59

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2003	2002
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$84,852	$13,087
Prepaid expenses	134	123
Deposits	27	87
Receivable from related party (Note 4)	18	—

Total current assets	85,031	13,297

Property and equipment, net of accumulated depreciation of $434 and $327	282	398
Deposits	68	—
Receivable from related party (Note 4)	—	274
Other receivable	—	13

Total assets	$85,381	$13,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$3,329	$2,950

Total current liabilities	3,329	2,950
Commitments and contingencies (Notes 6, 11, 12)
Stockholders’ equity: (Notes 3, 7, 8, 9, 10)
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 19,272 and 12,972 shares issued, respectively	193	130
Paid-in capital	189,296	92,322
Cost of treasury stock (59 shares) as of December 31, 2003	(346)	—
Deficit accumulated during development stage	(107,091)	(81,420)

Total stockholders’ equity	82,052	11,032

Total liabilities and stockholders’ equity	$85,381	$13,982

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31,			Period from Inception (Aug. 15, 1994) to December 31, 2003
	2003	2002	2001
	(In thousands, except per share amounts)
Operating expenses:
Research and development
R & D operating expenses	$10,442	$13,017	$11,774	$61,823
R & D costs related to common stock and stock option grants for collaborations and technology purchases	322	66	96	5,664

Total research and development	10,764	13,083	11,870	67,487
General and administrative
G & A operating expenses	5,161	4,523	4,804	27,475
G & A costs related to options / warrants granted	2,166	264	287	12,207

Total general and administrative	7,327	4,787	5,091	39,682

Total operating expenses	18,091	17,870	16,961	107,169

Other income (expense):
Gain / loss on disposition of assets	(2)	(21)	—	(23)
Non-cash amortization of deemed discount and deferred Issuance costs on convertible debentures	(7,627)	—	—	(7,627)
Interest income	387	389	1,199	8,116
Interest expense	(338)	—	—	(388)

Total other income (expense)	(7,580)	368	1,199	78

Net loss	$(25,671)	$(17,502)	$(15,762)	$(107,091)

Net loss per share, basic and diluted	$(1.67)	$(1.35)	$(1.35)
Weighted average number of common shares outstanding	15,381	12,932	11,654

The accompanying notes are an integral part of these financial statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deferred compensation	Deficit accumulated during development stage	Total
	shares	amount	shares	amount		shares	amount
	(In thousands)
Contribution by stockholder	—	$—	—	$—	$103	—	$—	$—	$—	$103
Common stock issued for cash	—	—	2,853	—	25	—	—	—	—	25
Common stock issued as consideration for the license agreements (Note 6)	—	—	543	—	5	—	—	—	—	5
Net loss	—	—	—	—	—	—	—	—	(1,277)	(1,277)

Balance at December 31, 1994	—	—	3,396	—	133	—	—	—	(1,277)	(1,144)
Common stock issued for cash	—	—	679	—	250	—	—	—	—	250
Common stock issued as consideration for amendments to the license agreements (Note 6)	—	—	76	—	28	—	—	—	—	28
Net loss	—	—	—	—	—	—	—	—	(672)	(672)

Balance at December 31, 1995	—	—	4,151	—	411	—	—	—	(1,949)	(1,538)
Common stock issued in conversion of debt (Note 7)	—	—	165	—	371	—	—	—	—	371
Common stock issued for cash, net of expenses (Note 7)	—	—	580	—	1,234	—	—	—	—	1,234
Common stock issued as consideration for termination of a finance agreement	—	—	15	—	34	—	—	—	—	34
Warrants issued to consultants for services rendered	—	—	—	—	24	—	—	—	—	24
Net loss	—	—	—	—	—	—	—	—	(692)	(692)

Balance at December 31, 1996	—	—	4,911	—	2,074	—	—	—	(2,641)	(567)
Recapitalization of Company upon the merger with Initial Acquisition Corp. (Note 3)	—	—	883	58	6,213	—	—	—	—	6,271
Warrants issued to a certain director upon the successful closure of the merger (Note 3)	—	—	—	—	570	—	—	—	—	570
Exercise of warrants, net of expenses	—	—	978	10	5,619	—	—	—	—	5,629
Deferred compensation—stock options (Note 9)	—	—	—	—	1,848	—	—	(1,848)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	282	—	282
Exercise of stock options	—	—	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	(5,253)	(5,253)

Balance at December 31, 1997	—	—	6,772	68	16,325	—	—	(1,566)	(7,894)	6,933
Exercise of warrants	—	—	399	4	1,196	—	—	—	—	1,200
Exercise of stock options	—	—	53	1	155	—	—	—	—	156
Private Placement, net of expenses (Note 7)	4	—	1,329	13	19,877	—	—	—	—	19,890
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	408	—	—	—	—	408
Stock issued for license fee (Note 6)	—	—	33	—	500	—	—	—	—	500
Stock issued for services in lieu of cash	—	—	6	—	95	—	—	—	—	95
Options issued for services in lieu of cash (Note 9)	—	—	—	—	240	—	—	—	—	240
Amortization of deferred compensation	—	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	—	(5,427)	(5,427)

Balance at December 31, 1998	4	—	8,592	86	38,796	—	—	(1,258)	(13,321)	24,303
Exercise of warrants	—	—	755	8	5,136	—	—	—	—	5,144
Exercise of stock options	—	—	10	—	75	—	—	—	—	75
Private Placement, net of expenses (Note 7)	—	—	1,368	14	24,759	—	—	—	—	24,773
Preferred Stock Conversion (Note 7,8)	(4)	—	346	3	(3)	—	—	—	—	—
Deferred compensation-Options forfeited (Note 9)	—	—	—	—	(1,207)	—	—	1,258	—	51
Amortization of non-employee options	—	—	—	—	559	—	—	—	—	559
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	2,140	—	—	—	—	2,140
Options accelerated vesting (Note 9)	—	—	—	—	4,900	—	—	—	—	4,900
Net loss	—	—	—	—	—	—	—	—	(15,320)	(15,320)

Balance at December 31, 1999	—	$—	11,071	$111	$75,155	—	$—	$—	$(28,641)	$46,625

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Cont.)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deferred compensation	Deficit accumulated during development stage	Total
	shares	amount	shares	amount		shares	amount
	(In thousands)
Exercise of warrants	—	$—	133	$2	$758	—	$—	$—	$—	$760
Exercise of stock options	—	—	1	—	5	—	—	—	—	5
Common Stock issued for 401k/401m plan	—	—	6	—	63	—	—	—	—	63
Common Stock issued for In-Process R&D (Note 6)	—	—	209	2	1,998	—	—	—	—	2,000
Options granted for license fee	—	—	38	—	598	—	—	—	—	598
Amortization of non-employee options	—	—	—	—	79	—	—	—	—	79
Common Stock issued for purchase of technology	—	—	132	1	1,847	—	—	—	—	1,848
Net loss	—	—	—	—	—	—	—	—	(19,515)	(19,515)

Balance at December 31, 2000	—	—	11,590	116	80,503	—	—	—	(48,156)	32,463
Exercise of stock options	—	—	10	—	22	—	—	—	—	22
Common Stock issued for 401k/401m plan	—	—	16	—	96	—	—	—	—	96
Private Placement, net of expenses (Note 7)	—	—	1,280	13	10,644	—	—	—	—	10,657
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	80	—	—	—	—	80
Amortization of non-employee options	—	—	—	—	96	—	—	—	—	96
Warrants issued for services	—	—	—	—	208	—	—	—	—	208
Net loss	—	—	—	—	—	—	—	—	(15,762)	(15,762)

Balance at December 31, 2001	—	—	12,896	129	91,649	—	—	—	(63,918)	27,860
Exercise of stock options	—	—	—	—	2	—	—	—	—	2
Common Stock issued for 401k/401m plan	—	—	26	—	137	—	—	—	—	137
Common Stock issued for sublicense agreement (Note 6)	—	—	50	1	204	—	—	—	—	205
Common Stock issued to consultants	—	—	—	—	17	—	—	—	—	17
Amortization of non-employee options	—	—	—	—	66	—	—	—	—	66
Warrants issued for services	—	—	—	—	247	—	—	—	—	247
Net loss	—	—	—	—	—	—	—	—	(17,502)	(17,502)

Balance at December 31, 2002	—	—	12,972	130	92,322	—	—	—	(81,420)	11,032
Common Stock issued for 401k/401m plan	—	—	32	—	223	—	—	—	—	223
Exercise of warrants	—	—	467	5	3,323	—	—	—	—	3,328
Exercise of stock options	—	—	85	1	955	—	—	—	—	956
Stock options issued	—	—	—	—	561	—	—	—	—	561
Private Placement, net of expenses	—	—	1,283	13	14,290	—	—	—	—	14,303
Common Stock issued for sublicense agreement (Note 6)	—	—	119	1	644	—	—	—	—	645
Common Stock issued for milestone payment	—	—	50	1	281	—	—	—	—	282
Debt Conversion	—	—	1,755	17	9,983	—	—	—	—	10,000
Common Stock issued in lieu of cash/interest	—	—	9	—	142	—	—	—	—	142
Public Offering, net of expenses	—	—	2,500	25	58,576	—	—	—	—	58,601
Deemed discount on convertible debentures	—	—	—	—	6,470	—	—	—	—	6,470
Warrants issued for services	—	—	—	—	1,398	—	—	—	—	1,398
Amortization of non-employee options	—	—	—	—	128	—	—	—	—	128
Purchase of treasury stock	—	—	—	—	—	(59)	(346)	—	—	(346)
Net loss	—	—	—	—	—	—	—	—	(25,671)	(25,671)

Balance at December 31, 2003	—	$—	19,272	$193	$189,296	(59)	$(346)	$—	$(107,091)	$82,052

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31,			Period from Inception (Aug. 15, 1994) to December 31, 2003
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,671)	$(17,502)	$(15,762)	$(107,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	122	131	576
Disposal of assets	2	21	—	30
Amortization of deemed discount on convertible debentures	6,470			6,470
Amortization of deferred issuance cost	1,157			1,157
Common stock issued for 401k/401m plan	223	137	96	519
Common stock issued as consideration for amendments to the license agreements	—	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	—	34
Common stock and options issued as consideration for license fees, milestone payment, interest and services	552	271	176	2,692
Expense related to warrants issued as consideration to consultants	1,518	247	208	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	—	570
Expense related to stock options issued	561	17	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	—	1,848
Common stock issued as consideration for In-Process R&D	—	—	—	2,000
Deferred compensation expense related to options issued	—	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(11)	46	(73)	(134)
Deposits	(8)	(60)	—	(95)
Other receivable	13	(13)	—	—
Loan receivable from related party	3	3	(21)	(18)
Accounts payable and accrued expenses	1,024	(652)	966	3,974

Net cash used in operating activities	(14,049)	(17,363)	(14,279)	(76,394)
Cash flows provided by investing activities:
Purchase of property and equipment	(4)	(119)	(132)	(887)
Payback of loan by a company officer	253	—	—	—

Net cash provided by / used in investing activities	249	(119)	(132)	(887)
Cash flows from financing activities:
Contributions from stockholder	—	—	—	104
Net proceeds from sale of preferred stock	—	—	—	4,000
Net proceeds from sale of common stock	72,413	—	10,657	125,242
Net proceeds from issuance of convertible debentures and warrants	9,214	—	—	9,214
Purchase of treasury stock	(346)	—	—	(346)
Proceeds from issuance of debt	—	—	—	371
Net proceeds from recapitalization	—	—	—	6,271
Net proceeds from warrants/options exercised	4,284	2	23	17,277

Net cash provided by financing activities	85,565	2	10,680	162,133
Net increase (decrease) in cash and equivalents	71,765	(17,480)	(3,731)	84,852
Cash and equivalents at beginning of period	13,087	30,567	34,298	—

Cash and equivalents at end of period	$84,852	$13,087	$30,567	$84,852

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows—(Cont.)

	For the year ended December 31,			Period from Inception (Aug. 15, 1994) to December 31, 2003
	2003	2002	2001
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid	$338	$—	$—	$388
Conversion of debt to equity	10,000	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	247	288	559
Warrants issued in lieu of cash, commissions on private placement	—	—	—	733
Warrants issued in connection with convertible debentures	371	—	—	371

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements

1.    The Company

Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”), a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. From inception (August 15, 1994) through March 1997, the Company’s efforts were directed toward organizing, licensing technology and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into multiple Phase II clinical studies. Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones can be used to reestablish host immunity in situations of dysregulation. To date, the Company has not developed commercial products or generated sales for the period since inception (August 15, 1994) through December 31, 2003.

2.    Summary of Accounting Policies

Cash Equivalents

The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2003, the Company’s cash equivalents are approximately $84.9 million and are deposited primarily in a money market mutual fund with a large financial institution.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (five and seven years) using the straight-line method.

Research and development

Research and development costs consist of license fee expenses related to license agreements, preclinical and clinical trial expenses, as well as research and development expenses with related parties. Such amounts paid to related parties aggregated $11.5 million in the form of cash and stock for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergast” and “Aeson Therapeutics”). Such expenses are recognized as incurred.

Accounting for Stock-Based Compensation

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation No. 123, which defines a fair-value-based method of accounting for stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to employee stock compensation plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to follow APB 25 must make pro forma disclosures of net income, as if the fair-value-based method of accounting defined in SFAS 123 had been applied.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Net loss—As reported	$(25,671)	$(17,502)	$(15,762)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(4,690)	(5,570)	(767)

Net loss—Pro forma	$(30,361)	$(23,072)	$(16,529)
Basic and diluted net loss per share—As reported	$(1.67)	$(1.35)	$(1.35)
Basic and diluted net loss per share—Pro forma	$(1.97)	$(1.78)	$(1.42)

Income Taxes

The Company provides for income taxes under the principles of SFAS 109 which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

Financial instruments

The Company’s financial instruments consist primarily of cash, other receivables and accounts payable. These financial instruments are stated at their respective carrying values, which approximate their fair values, due to their short term nature.

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

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Potential common shares of 7,097,978, 6,254,853, and 6,297,364 related to the Company’s outstanding stock option and warrants were excluded from the computation of diluted net loss per share for the years ended December 31, 2003, 2002 and 2001 because their effect on net loss per share is anti-dilutive.

Recent accounting pronouncements

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. The company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into these notes.

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

4.    Note Receivable from Related Party

On April 23, 2001, the Company entered into a promissory note with a stockholder/officer in the amount of $16,875. Interest is at 4.5% per annum. Two payments totaling two-thirds of the note was paid by each of the due dates during April 2002 and 2003 and the remaining one third payment is due and payable on April 23 of 2004.

On May 22, 1998, the Company entered into a promissory note with a stockholder/officer in the amount of $200,000. Interest was at 5.5% per annum. The note was repaid in full during May 2003.

5.    Income Taxes

The Company has available a net operating loss carryforward of approximately $79 million at December 31, 2003 which may be carried forward as an offset to taxable income, if any, in future years through its expiration in 2012 to 2023. The Company has a net deferred tax asset of approximately $30 million at December 31, 2003 comprised of capitalized start-up costs, research and development credits, and the net operating loss carryforward. The net deferred tax asset has been fully reserved due to the uncertainty of the Company being able to generate taxable income under the more likely than not criteria of SFAS 109. If certain substantial changes in the Company’s ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

During November 1999, the Company filed two separate requests for arbitration with Mr. Prendergast, Colthurst and Edenland. The first arbitration sought clarification of certain operational issues with respect to roles and responsibilities set forth in the license agreement covering IMMUNITIN. The second arbitration sought to rescind both of the agreements with Edenland covering future potential drug candidates other than IMMUNITIN.

On January 20, 2000, Hollis-Eden reached a settlement on its pending arbitrations with Mr. Prendergast, Colthurst and Edenland. The Settlement and Mutual Release Agreement completely disposed of all of the matters

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

that were at issue in the pending arbitrations. In addition, the parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement.

The Technology Assignment Agreement replaces the Colthurst License Agreement. Pursuant to the Technology Assignment Agreement, Mr. Prendergast and Colthurst assigned to Hollis-Eden ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including IMMUNITIN, Hollis-Eden’s lead clinical compound. The annual license fee of $500,000 and the royalty obligations under the Colthurst License Agreement were eliminated. In consideration for the foregoing, Hollis-Eden agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock were issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). In addition, all of the shares under the warrant vest over four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). The Sponsored Research and License Agreement replaces the Edenland License Agreement and the Research, Development and Option Agreement. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to Hollis-Eden a number of compounds, together with all related patents and patent applications, and Hollis-Eden agreed to fund additional preclinical research projects conducted by Edenland. Hollis-Eden will also have exclusive license rights to all results of such research and will have royalty obligations to Edenland on sales of new products, if any, resulting from such research.

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

Aeson Therapeutics

In October 2000, the Company acquired a 21% equity stake in Aeson Therapeutics Inc. (“Aeson”) and an exclusive worldwide sublicense to three issued patents in the area of adrenal steroids in exchange for $2.0 million in cash and 208,672 shares of Common Stock valued at $2 million. The cash and shares were expensed as in-process R&D during the fourth quarter of 2000. As part of the transaction, Aeson and its shareholders granted the Company an exclusive option to acquire the remainder of Aeson at a predetermined price.

In March 2002, the Company amended certain of its agreements with Aeson. Under the amendments, the Company paid Aeson $1.2 million, which extended the initial date by which the Company could exercise its

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

option to acquire the remainder of Aeson to September 30, 2002. Hollis-Eden also received additional equity securities as a result of its $1.2 million payment and now has approximately a 25% equity stake in Aeson. The $1.2 million payment was expensed as in-process R&D.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase up to 701,760 shares of common stock. The debentures were convertible into common stock at a price of $5.70 per share, which represented a discount from the price of our common stock on the commencement date. Also issued in connection with this private placement were warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.71, subject to adjustment. The warrants are exercisable until February 25, 2007.

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

During June 2003, the Company completed a private placement of common stock and warrants, from which it received gross proceeds of $14.7 million. In October 2003 the Company completed a public offering of an aggregate of 2,500,000 shares of common stock at a price of $25.00 per share and received $62.5 million in gross proceeds from this offering.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.     Stock Options

1997 Stock Option Plan

The 1997 Stock Option Plan (the “Plan”) was approved by the Company’s stockholders in 1997. Under the Plan, 4,400,000 shares of common stock have been reserved for issuance to employees, officers, directors, and consultants of the Company and provides for the grant of incentive and nonstatutory stock options. The Board of Directors determines terms of the stock option agreements, including vesting requirements. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The options expire not later than ten years from the date of the grant and become exercisable immediately or generally are exercisable ratably over a three-year or four-year period beginning one-year from the date of the grant. The following table summarizes stock option activity under the Plan for 1997 through 2003 (in thousands, except per share amounts):

	Shares	Price Per Share
		Range	Weighted Average
1997
Granted	518	$6.75-8.70	$7.13

Outstanding, December 31, 1997	518	$6.75-8.70	$7.13

1998
Granted	341	13.25-16.75	14.52
Forfeited	100	8.70	8.70

Outstanding, December 31, 1998	759	$6.75-16.75	$10.24

1999
Granted	776	10.56-16.63	12.70
Forfeited	61	14.06-14.63	14.63

Outstanding, December 31, 1999	1,474	$6.75-16.75	$11.36

2000
Granted	774	6.50-15.06	8.18
Exercised	1	6.75	6.75
Forfeited	24	6.75-15.13	14.22

Outstanding, December 31, 2000	2,223	$6.50-16.75	$10.22

2001
Granted	170	3.53-11.84	6.13
Forfeited	65	5.09-16.63	13.31

Outstanding, December 31, 2001	2,328	$3.53-16.75	$9.80

2002
Granted	696	5.15-10.10	9.48
Forfeited	55	5.13-13.13	8.17

Outstanding, December 31, 2002	2,969	$3.53-16.75	$10.98

2003
Granted	943	2.25-17.83	6.59
Exercised	85	4.50-13.13	11.25
Forfeited	66	4.00-16.75	12.17

Outstanding, December 31, 2003	3,761	$2.25-17.83	$8.88

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company entered into stock option agreements with certain directors, officers and consultants. These options became exercisable according to a schedule of vesting as determined by the Board of Directors. During 2002 and 2003 the Company granted options to certain directors, officers and consultants, and will recognize $17,000 and $730,000, respectively, in expense related to these options over the vesting periods. Expenses related to options for consultants and directors were $96,000, $66,000 and $630,000 in 2001, 2002 and 2003, respectively. The remaining $144,000 charge for these options will be expensed over the vesting period of the options.

Non-Plan Options

During 1995 and 1996, the Company granted non-statutory stock options to purchase a total of 608,000 shares to directors, officers and consultants. As of December 31, 2003, options to purchase 250,000 shares were outstanding.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2003 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
1995
Granted	38	$2.65-7.95	$4.64

Outstanding, December 31, 1995	38	$2.65-7.95	$4.64

1996
Granted	570	2.25	2.25

Outstanding, December 31, 1996	608	$2.25-7.95	$2.40

1997
Granted	2,400	5.00	5.00
Forfeited	50	2.25	2.25

Outstanding, December 31, 1997	2,958	$2.25-7.95	$4.51

1998
Exercised	53	2.25-5.30	2.93
Forfeited	50	2.25	2.25

Outstanding, December 31, 1998	2,855	$2.25-7.95	$4.58

1999
Granted	300	16.63	16.63
Exercised	10	7.95	7.95
Forfeited	1,220	2.25-5.00	4.95

Outstanding, December 31, 1999	1,925	$2.25-16.63	$6.16

Outstanding, December 31, 2000	1,925	$2.25-16.63	$6.16

2001
Exercised	10	2.25	2.25

Outstanding, December 31, 2001	1,915	$2.25-16.63	$6.23

Outstanding, December 31, 2002	1,915	$2.25-16.63	$6.23
Forfeited	165	2.25	2.25

Outstanding, December 31, 2003	1,750	$2.25-16.63	$6.60

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2003 were as follows:

	Outstanding options			Exercisable options
Range of Exercise Prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$ 2.25-$ 4.99	445,000	3.3	$2.39	433,417	$2.34
$ 5.00-$ 8.99	2,857,503	6.3	5.66	2,110,795	5.69
$ 9.00-$12.99	1,237,698	7.4	10.51	843,851	10.44
$13.00-$17.99	971,250	5.6	15.24	877,146	15.26

Pro Forma Disclosures of Net Income

The Company has elected to account for its stock-based compensation plans under APB 25; however, for pro forma disclosure purposes, the Company has computed the value of all options granted to employees during 2001 through 2003, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk free interest rate	3.27%	4.25%	4.66%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	5 years	5 years
Expected volatility	122%	93%	137%

The stock options are assumed to be exercised in five years. The total value of warrants and options was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of the options (in thousands):

Year ended December 31, 2001	$767
Year ended December 31, 2002	5,570
Year ended December 31, 2003	4,690

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

The weighted average, estimated fair values of employee stock options granted during fiscal 2003, 2002 and 2001 were $6.31, $8.00 and $4.50 per share, respectively.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Investor Relations Warrant

During February 1998, as part of payment for services relating to investor relations, the Company issued a warrant to purchase 150,000 shares with an exercise price of $14.75 per share and an expiration date of February 1999. The warrant was estimated to have a value of $408,000, which was expensed in 1998. This warrant was exercised.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

1999 Consulting Warrant

During March 1999, the Company entered into a three-year agreement with a financial consulting organization affiliated with a director of the Company. The Company agreed to issue as compensation for services, a warrant to purchase 500,000 shares of common stock with an exercise price of $20.50 per share and an expiration date of March 2002. The warrant was not subject to any vesting provisions. The warrant was estimated to have a value of approximately $2.1 million, which was expensed as a non-cash charge during the first quarter of 1999. During 2001, the expiration date for this warrant was extended to March 2003. The warrant extension did not result in an additional non-cash charge.

During March 2003, the Company amended the consulting arrangement with the same financial organization affiliated with a director. The Company amended the warrant so that the warrant is now exercisable into an aggregate of 250,000 shares of common stock with an exercise price of $10.00 per share and an expiration date of the earlier of March 12, 2006 or thirty days after the consulting agreement is terminated. A non-cash charge of approximately $0.8 million was expensed. For accounting purposes, the original warrant was considered cancelled and a new warrant issued as a replacement.

2001 Consulting Warrants

During April 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.09. The warrants expire April 30, 2006. During July 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $6.225. These warrants are exercisable until July 31, 2006. These warrants, collectively, were issued for compensation for services and were estimated to have a combined value of approximately $208,000, which was expensed as a non-cash charge. Approximately 15% of these warrants have been exercised.

During the fourth quarter of 2001, the Company issued three-year warrants to purchase 16,870 shares of common stock with exercise prices ranging from $4.72 to $10.10. The warrants have no vesting period, an estimated value of approximately $80,000, and were issued in lieu of cash for services. The majority of these warrants have not been exercised.

2001 Private Placement Warrants

In connection with the December 2001 private placement, the Company issued warrants to purchase 128,000 shares of common stock to investors with an exercise price of $12.00. Warrants to purchase 68,329 shares of our common stock were exercised and the remaining warrants expired December 11, 2003.

As a finders fee, the Company issued two warrants with an expiration date of December 11, 2006 to the placement agent for a total of 112,640 shares of common stock. One warrant has an exercise price of $9.00 and the other an exercise price of $12.00. The value ascribed to these warrants based on the Black-Scholes pricing model was $1.5 million and was included as a charge to equity. These warrants have not been exercised.

2002 Consulting Warrants

In March 2002, the Company agreed to issue a three-year warrant to a consultant, Dr. Joseph Hollis, to purchase up to 60,000 shares of common stock at an exercise price of $11.00 per share. Dr. Hollis is the brother of Richard B. Hollis.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2002, the Company issued a three-year warrant to purchase up to 10,000 shares of common stock at exercise price of $4.54 per share. The warrants were issued in lieu of cash for consulting services performed for the Company.

All of the 2002 warrants were valued at a total of $247,000 using the Black-Scholes pricing model. The value of the warrants was expensed and is included in the 2002 operating expenses.

2003 Convertible Note Warrants

On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase up to 701,760 shares of common stock. The debentures are convertible into common stock at a price of $5.70 per share, which represented a discount from the price of common stock on the commencement date. Also issued in connection with this private placement were warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.71, subject to adjustment. The warrants are exercisable until February 25, 2007. Approximately half of these warrants have been exercised.

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

The placement agent received a warrant to purchase 73,684 shares of common stock having an exercise price of $5.99 per share. This warrant is exercisable until February 25, 2008. The value ascribed to this warrant based on the Black-Scholes pricing model was $0.4 million and was expensed as a non-cash charge. This warrant has not been exercised.

2003 Private Placement Warrants

In connection with the June 2003 private placement, the Company issued warrants to purchase 192,456 shares of common stock to investors with an exercise price of $15.45. These warrants expire June 19, 2007. These warrants have not been exercised.

As a finders fee, the Company issued a warrant with an expiration date of June 19, 2008 to the placement agent, for a total of 44,266 shares of common stock with an exercise price of $13.22. The value ascribed to this warrant based on the Black-Scholes pricing model was $0.5 million and was expensed as a non-cash charge. This warrant has not been exercised.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock warrant activity for 2001 through 2003 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
Outstanding, December 31, 2000	3,534	$9.00-25.00	$16.52

2001
Issued	308	3.09-12.00	9.48
Forfeited	1,837	17.00-25.00	18.74

Outstanding, December 31, 2001	2,005	$3.09-20.50	$13.40

2002
Issued	70	4.54-11.00	10.08
Forfeited	704	11.02-18.25	11.94

Outstanding, December 31, 2002	1,371	$3.09-20.50	$13.97

2003
Issued	1,262	5.99-15.45	8.73
Exercised	467	3.09-15.45	7.49
Forfeited	579	3.09-20.50	19.26

Outstanding, December 31, 2003	1,587	$3.09-15.45	$9.85

For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 2003 (in thousands, except per share amounts):

	Outstanding Warrants		Exercisable Warrants
Range of Exercise Prices	Shares	Weighted average price	Shares	Weighted average price
$ 3.00-$ 5.00	37	$3.78	37	$3.78
$ 5.01-$10.00	871	8.05	871	8.05
$10.01-$15.00	455	11.03	455	11.03
$15.01-$20.00	224	15.45	224	15.45

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    Employment Agreement

Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996 (the “Hollis Employment Agreement”), Mr. Hollis’ annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses, future salary increases and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. On July 1, 2003, Mr. Hollis’ base salary was increased from $440,000 to $462,000. If Mr. Hollis’ employment is terminated “without cause,” “for insufficient reason” or pursuant to a “change in control” (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the Surviving Corporation, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis’ employment is terminated “with cause” or if Mr. Hollis resigns other than for “sufficient reason,” Mr. Hollis’ compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

12.    Leases

Rental expenses for principally leased facilities under non-cancelable operating leases were approximately $754,000, $644,000 and $435,000 for 2003, 2002 and 2001 respectively. Future minimum payments for operating leases are as follows (in thousands):

Operating Leases
2004	$827
2005	183
2006	13
2007	13
2008	9

Total minimum lease payments	$1,045

13.    Subsequent Event

In February 2004, the Company acquired Congressional Pharmaceutical Corporation (“CPC”) and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. These intellectual property rights consist of a series of patents and patent applications that relate to discoveries made by David J. Grdina, Ph.D., Professor of Radiation and Cellular Oncology at the University of Chicago. The patented technology covers a series of compounds that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. In the acquisition the Company will issue approximately 50,000 shares of common stock to the former stockholders of CPC valued at approximately $650,000, in accordance with Emerging Issues Task Force No. 99-12. In addition, if the Company achieve certain development milestones, it will be required to issue additional shares of our common stock to the former stockholders of CPC. In the event all of the milestones are achieved, the total number of additional shares that the Company would be required to issue to the former stockholders of CPC is 275,000, more than half of which would be issued only upon FDA approval of CPC’s product. Furthermore, upon regulatory approval and commercialization of products covered by the licensed intellectual property, the Company may be required to pay royalties to the former stockholders of CPC and the University of Chicago. Following the acquisition, Dr. Grdina agreed to an exclusive consulting arrangement with the Company in the fields of hematopoiesis and radiation and chemotherapy exposure.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.    Supplementary Financial Data

Interim Financial Information

(Unaudited)

	Quarter				Total Year
	March	June	September	December
	(In thousands, except per share)
Year Ended December 31, 2003
R&D expenses	$2,305	$1,741	$2,619	$3,777	$10,442
G&A expenses	973	1,155	1,197	1,836	5,161
Non-cash charges	1,656	725	91	16	2,488
Net loss	5,197	4,731	10,328	5,415	25,671
Net loss per share	(0.40)	(0.36)	(0.66)	(0.28)	(1.67)
Cash and cash equivalents	19,424	32,796	29,720	84,852	84,852

Year Ended December 31, 2002
R&D expenses	$2,916	$4,462	$3,572	$2,067	$13,017
G&A expenses	1,180	1,245	995	1,103	4,523
Non-cash charges	238	17	31	44	330
Net loss	4,218	5,616	4,515	3,153	17,502
Net loss per share	(0.33)	(0.43)	(0.35)	(0.24)	(1.35)
Cash and cash equivalents	25,523	20,484	16,441	13,087	13,087

Report of Independent Public Accountants

To the Board of Directors and Stockholders of

Hollis-Eden Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Hollis-Eden Pharmaceuticals, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003 and for the period from inception (August 15, 1994) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hollis-Eden Pharmaceuticals, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and for the period from inception (August 15, 1994) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    BDO Seidman, LLP

BDO Seidman, LLP

New York, NY

February 3, 2004 (except for Note 13 which is as of February 24, 2004)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended December 31, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

See the section entitled “Executive Officers and Senior Management” in Part I, Item 1 hereof for information regarding executive officers and senior management.

The other information required by this item is incorporated by reference from Hollis-Eden’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Hollis-Eden’s 2004 Annual Meeting (the “Proxy Statement”).

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

Item 14.    Principal Accountant Fees and Services

The information concerning Principal Accountant Fees and Services is set forth in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents have been filed as part of this Annual Report to Stockholders on Form 10-K:

1.	Financial Statements: The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2003, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

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

Signature	Title	Date

/s/ RICHARD B. HOLLIS Richard B. Hollis	Chairman of the Board of Directors, Chief Executive Officer, President And Director	March 12, 2004

/s/ DANIEL D. BURGESS Daniel D. Burgess	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ ROBERT W. WEBER Robert W. Weber	Chief Accounting Officer and Vice President—Controller (Principal Accounting Officer)	March 12, 2004

/s/ PAUL BAGLEY Paul Bagley	Director	March 12, 2004

/s/ BRENDAN R. MCDONNELL Brendan R. McDonnell	Director	March 12, 2004

/s/ THOMAS C. MERIGAN JR. M.D. Thomas C. Merigan, Jr. M.D.	Scientific Advisor and Director	March 12, 2004

/s/ WILLIAM H. TILLEY William H. Tilley	Director	March 12, 2004

/s/ SALVATORE J. ZIZZA Salvatore J. Zizza	Director	March 12, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

*10.27

Securities Purchase Agreement, dated as of February 25, 2003, by and between Hollis-Eden Pharmaceuticals, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.28

Form of 7.5% Convertible Debenture issued to the purchasers listed on Schedule I attached thereto on February 25, 2003 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.29

Form of Stock Purchase Warrant issued to purchasers listed on Schedule I attached thereto on February 25, 2003 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.30

Registration Rights Agreement, dated February 25, 2003, by and between Hollis-Eden Pharmaceuticals, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.31

Warrant, dated February 25, 2003, issued to SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.32

Registration Rights Agreement, dated June 19, 2003, by and between Hollis-Eden Pharmaceuticals, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement On Form S-3 (No. 333-106835).

*10.33	Form of Stock Purchase Warrant issued to purchasers listed on Schedule I attached thereto on June 19, 2003 (incorporated by reference to Exhibit 4.2 to the Form S-3 (No. 333-106835)).

*10.34	Warrant issued to SG Cowen Securities Corporation on June 19, 2003 (incorporated by reference to Exhibit 4.3 to the Form S-3 (No. 333-106835)).

*#10.35

Study funding Agreement, dated as of June 17, 2003, between the registrant and Cystic Fibrosis Foundation Therapeutics, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.36

Amendments to Consulting Agreement and Warrant by and between the registrant and William H. Tilley and Jacmar/Viking, L.L.C. dated March 11, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.37	Amended 401(k) Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

23.1	Consent of BDO Seidman, LLP.

24.1	Power of Attorney. Reference is made to signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

*	Previously filed.
†	Management contract or compensatory plan, contract or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.