Form 10-Q
period 2004-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2004-05-07
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 3, 2004 there were 19,267,168 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

Part I. Financial Information

Item I.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

All numbers in thousands (except par value)	March 31, 2004	Dec. 31, 2003
ASSETS:
Current assets:
Cash and cash equivalents	$79,215	$84,852
Prepaid expenses	71	134
Deposits	82	27
Receivable from related party	18	18

Total current assets	79,386	85,031
Property and equipment, net of accumulated depreciation of $462 and $434	459	282
Deposits	16	68

Total assets	$79,861	$85,381

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$3,069	$3,329

Total current liabilities	3,069	3,329

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 19,320 and 19,272 shares issued, respectively	193	193
Paid-in capital	189,937	189,296
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(112,992)	(107,091)

Total stockholders’ equity	76,792	82,052

Total liabilities and stockholders’ equity	$79,861	$85,381

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

			Period from Inception (Aug. 15, 1994) to March 31, 2004
	3 months ended March 31,
	2004	2003
Operating expenses:
Research and development:
R&D operating expenses	$4,665	$2,305	$66,488
R&D costs related to common stock, option, & warrant grants for collaborations	3	291	5,667
General and administrative:
G&A operating expenses	1,429	973	28,904
G&A costs related to common stock, option, & warrant grants	9	1,365	12,216

Total operating expenses	6,106	4,934	113,275
Other income (expense):
Loss on disposal of assets	—	—	(23)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	(240)	(7,627)
Interest income	205	48	8,321
Interest expense	—	(71)	(388)

Total other income (expense)	205	(263)	283

Net loss	$(5,901)	$(5,197)	$(112,992)

Net loss per share-basic and diluted	(0.31)	(0.40)
Weighted average number of common shares outstanding-basic and diluted	19,232	13,050

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

All numbers in thousands

			Period from Inception (Aug. 15, 1994) to March 31, 2004
	3 months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,901)	$(5,197)	$(112,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	31	607
Disposal of assets	—	—	30
Amortization of deemed discount on convertible debentures	—	204	6,470
Amortization of deferred issuance cost	—	36	1,157
Common stock issued for the company 401k plan	—	—	519
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Common stock issued in lieu of cash, note repayment	60	—	60
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest and services	12	291	2,704
Common stock issued as consideration for In Process R&D	569	—	2,569
Expense related to warrants issued as consideration to consultants	—	803	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	562	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	63	(249)	(71)
Deposits	(3)	—	(98)
Other receivables	—	13	—
Loan receivable from related party	—	(3)	(18)
Accounts payable and accrued expenses	(260)	721	3,715

Net cash used in operating activities	(5,428)	(2,788)	(81,822)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(209)	—	(1,096)
Payback of loan by a company officer	—	253	—

Net cash provided by (used in) investing activities	(209)	253	(1,096)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	125,242
Net proceeds from issuance of convertible debentures and warrants	—	9,214	9,214
Purchase of treasury stock	—	(346)	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	4	17,277

Net cash from financing activities	—	8,872	162,133

Net increase (decrease) in cash	(5,637)	6,337	79,215
Cash and equivalents at beginning of period	84,852	13,087	—

Cash and equivalents at end of period	$79,215	$19,424	$79,215

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

	3 months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31,
	2004	2003	2004
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	371	371

HOLLIS-EDEN PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The information at March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the United States Securities and Exchange Commission on March 15, 2004.

Accounting for Stock-Based Compensation

During 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation, which defines a fair-value-based method of accounting for stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock compensation plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to follow APB 25 must make pro forma disclosures of net income (loss), as if the fair-value-based method of accounting defined in SFAS 123 had been applied.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by Accounting Principles Board Opinion No. 25 and has made the applicable pro forma disclosures below.

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2004	2003
Net loss—As reported	$(5,901)	$(5,197)
Add: Stock-based employee compensation expense included in reported net Loss, net of tax	-0-	122
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,167)	(1,439)

Net loss—Pro forma	$(7,068)	$(6,514)

Basic and diluted net loss per share—As reported	$(0.31)	$(0.40)
Basic and diluted net loss per share—Pro forma	$(0.37)	$(0.50)

2. Other Agreements and Commitments

Congressional Pharmaceutical Corporation

In February 2004, the Company acquired Congressional Pharmaceutical Corporation (“CPC”) and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. These intellectual property rights consist of a series of patents and patent applications that relate to discoveries made by David J. Grdina, Ph.D., Professor of Radiation and Cellular Oncology at the University of Chicago. The patented technology covers a series of compounds that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. To acquire CPC, the Company issued 44,227 shares of common stock at a price of $12.85 to the former stockholders of CPC valued at approximately $568,500 in accordance with Emerging Issues Task Force No. 99-12. An additional 4,362 shares of common stock at a price of $13.76 were issued to two shareholders of CPC in full payment of an existing CPC loan of approximately $60,000. In addition, if the Company achieves certain development milestones, it will be required to issue additional shares of our common stock to the former stockholders of CPC. In the event all of the milestones are achieved, the total number of additional shares that the Company would be required to issue to the former stockholders of CPC is 275,000, more than half of which would be issued only upon FDA approval of CPC’s product. Furthermore, upon regulatory approval and commercialization of products covered by the licensed intellectual property, the Company may be required to pay royalties to the former stockholders of CPC and the University of Chicago. From its inception, CPC has not developed commercial products or generated sales. The assets consist solely of intellectual property rights. FASB interpretation #4 “Applicability of FASB Statement #2 to Business Combinations Accounted for by the Purchase Method” states “costs assigned to assets to be used in a particular research and development project and that have no alternative future use shall be charged to expense at the date of the consumption of this combination.” Since CPC’s technology is in the early stage of development, it has been expensed as in-process research and development. The proforma impact of the CPC acquisition as if it had occurred at the beginning of both periods presented, would have had an immaterial impact to our statement of operations.

Following the acquisition, Dr. Grdina agreed to an exclusive one year consulting arrangement with the Company in the fields of hematopoiesis and radiation and chemotherapy exposure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report.

General

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. Our initial development efforts target radiation- and chemotherapy-induced immune suppression and immune dysregulation caused by infectious diseases such as HIV, malaria and tuberculosis. Our initial technology development efforts are primarily focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones (IRHs) can be used to reestablish host immunity in situations of dysregulation.

We have been unprofitable since our inception, and we may continue to incur substantial additional operating losses for at least the next few years as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products. Accordingly, our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise if and when we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the “Merger”), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have not generated any revenues for the period from August 15, 1994 (inception of Hollis-Eden, Inc.) through March 31, 2004. We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception until March 31, 2004, we have incurred expenses of approximately $72.2 million in research and development and $41.1 million in general and administrative expenses. We have generated $0.3 million in net other income consisting of $7.6 million in deemed discount expense, $0.4 million in interest expense and $8.3 million in interest income. The combination of these resulted in a net loss of $113.0 million for the period from inception until March 31, 2004.

Research and development expenses were $4.7 million and $2.6 million for the three-month periods ended March 31, 2004 and 2003, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The increase in research and development expenses was due mainly to the growth in our laboratory operations, preclinical activities and personnel as well as our investment in CPC, which was expensed as in-process R&D. We expect research and development expenses to increase in 2004, compared to 2003, as our products move into the more expensive later stages of development.

General and administrative expenses were $1.4 million and $2.3 million for the three-month periods ended March 31, 2004 and 2003, respectively. The general and administrative expenses relate to salaries and benefits, facilities, legal, investor relations, insurance and travel. Included in the three-month period ended March 31, 2003 was $1.4 million in non-cash charges related to the issuance of a warrant to a director and issuance of stock options to an officer and a director. The decrease in general and administrative expenses was due to the non-cash expenses described above. Excluding non-cash charges, general and administrative expenses increased by $0.5 million for the comparable three-month periods. The increase is due mainly to consulting, travel, investor and public relation activities, as well as increases in personnel and recruiting. We expect general and administrative expenses to increase in 2004, compared to 2003, as a result of the increased costs of compliance with new audit regulations, including Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with preparing for the potential launch of our products.

Other income (expense) was $0.2 million and ($0.3) million for the three-month periods ended March 31, 2004 and 2003, respectively. Included in the three-month period ended March 31, 2003 was interest expense of $0.2 million in the form of non-cash amortization of the deemed discount on the converted debentures and the related deferred issuance costs. Interest expense on the converted debentures was $71,000 in the three-month period ended March 31, 2003. Interest income was $0.2 million and $48,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in interest income is due to higher average balances of cash and cash equivalents.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003, we completed a public offering of our common stock from which we received $62.5 million in gross proceeds. In addition, we have received a total of $17.3 million from the exercise of warrants and stock options from inception.

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock, leaving a $9.5 million aggregate principal amount of convertible debentures outstanding.

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

A summary of our current contractual obligations as of March 31, 2004 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$933	$749	$165	$19	$—

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

At March 31, 2004, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter ended March 31, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective and that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2004, the Company acquired Congressional Pharmaceutical Corporation (“CPC”) and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. To acquire CPC, the Company issued 44,227 shares of common stock at a price of $12.85 to the former stockholders of CPC valued at approximately $568,500 in accordance with Emerging Issues Task Force No. 99-12. Additionally, 4,362 shares of common stock at a price of $13.76 were issued to two shareholders of CPC in full payment of an existing CPC loan for approximately $60,000.

In March 2004, the Company issued a two-year warrant to a consultant to purchase up to 4,000 shares of common stock at an exercise price of $10.15. The fair value of the warrant will be amortized as a non-cash expense over the warrant’s vesting period.

The Company made no repurchase of its securities during the quarter.

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

Item 3.	Defaults upon Senior Securities

  None

Item 4.	Submission of Matters to a Vote of Securities Holders

1.	None

Item 5.	Other Information

Risk Factors

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report and in our most recent annual report on Form 10-K, as well as our other public filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $113.0 million as of March 31, 2004. Our net losses for fiscal years 2003, 2002 and 2001 were $25.7 million, $17.5 million and $15.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

The market for treating severe acute radiation injury is uncertain.

We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear or radiological events has been low. Accordingly, even if NEUMUNE, our lead drug candidate to treat acute radiation injury, is approved by the FDA, we cannot predict with any certainty the size of this market. The potential market for NEUMUNE is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat the acute effects of radiation injury. Due to these uncertainties, we cannot guarantee that we will receive any stockpiling orders for NEUMUNE, even if it is approved, or that NEUMUNE will achieve market acceptance by the general public.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Companies such as GlaxoSmithKline, Merck & Co., Inc., Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences, Inc., Chiron Corporation and Vertex Pharmaceuticals Incorporated, as well as many others, have research and development programs in these fields. A large number of companies, including Merck & Co., Inc., Pfizer Inc., Johnson & Johnson and Amgen Inc. are also developing and marketing new drugs for the treatment of chronic inflammatory conditions. Companies such as Amgen Inc. have developed or are developing products to boost neutrophils after chemotherapy.

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

As of March 31, 2004, our cash and cash equivalents totaled approximately $79.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

•	If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates.

Failure to protect our proprietary technology could impair our competitive position.

We own or have obtained a license to over 100 issued U.S. and foreign patents and over 100 pending U.S. and foreign patent applications. Our success will depend in part on our ability to enforce our existing patents, obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

Litigation or other disputes regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

The manufacture, use or sale of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, we may not be able to obtain any required license on favorable terms, if at all. If we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may:

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

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product-licensing approval is granted. As a result, we may obtain regulatory approval for a drug candidate in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third parties a license to manufacture our product without our permission. Such compulsory licenses typically would be on terms that are less favorable to us than we could obtain from arm’s-length negotiation and would have the effect of reducing our revenues.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with NEUMUNE in the United States for the treatment of radiation exposure and chemotherapy protection;

•	Phase II clinical trials with IMMUNITIN in South Africa and Phase I/II clinical trials with IMMUNITIN in the United States for the treatment of HIV/AIDS; and

•	Phase II clinical trials with IMMUNITIN in Thailand for the treatment of malaria.

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

An outside manufacturer, Hovione—Soc. Química, S.A., is currently the primary producer of the active pharmaceutical ingredient for our drug candidate IMMUNITIN, and may produce other compounds for us in the future. Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long, difficult and expensive process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $5.00 to $36.25 between January 1, 2003 and April 28, 2004.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 14% of our outstanding common stock as of March 31, 2004. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of March 31, 2004, Mr. Hollis would beneficially own approximately 20% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference—a pre-set distribution in the event of liquidation—that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

(b) Reports on Form 8-K:

On February 26, 2004, we filed a report on Form 8-K dated February 24, 2004 with the SEC announcing the Plan of Merger and Reorganization with Congressional Pharmaceutical Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 3, 2004	By:	/s/ Daniel D. Burgess

Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: May 3, 2004	By:	/s/ Robert W. Weber

Robert W. Weber Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)