Form 10-Q
period 2004-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2004-08-09
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 3, 2004 there were 19,275,700 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - June 30, 2004 and December 31, 2003	3

	Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003 and Period from Inception (August 15, 1994) to June 30, 2004	4

	Statements of Cash Flows for the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003 and Period from Inception (August 15, 1994) to June 30, 2004	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	Other Information

Item 1	Legal Proceedings	11

Item 2	Changes in Securities	11

Item 3	Defaults Upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits and Reports on Form 8-K	19

Part I. Financial Information

Item I. Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

All numbers in thousands (except par value)	June 30, 2004	Dec. 31, 2003
ASSETS:
Current assets:
Cash and cash equivalents	$73,116	$84,852
Prepaid expenses	672	134
Deposits	78	27
Receivable from related party	12	18
Estimated revenue in excess of billings	12	—

Total current assets	73,890	85,031

Property and equipment, net of accumulated depreciation of $518 and $434, respectively	801	282
Deposits	16	68

Total assets	$74,707	$85,381

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,714	$3,329

Total current liabilities	2,714	3,329

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 19,331 and 19,272 shares issued, respectively	193	193
Paid-in capital	190,016	189,296
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(117,870)	(107,091)

Total stockholders’ equity	71,993	82,052

Total liabilities and stockholders’ equity	$74,707	$85,381

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts	3 months ended June 30,		6 months ended June 30,		Period from Inception (Aug.15,1994) to June 30,
	2004	2003	2004	2003	2004
Revenue:
Contract R&D revenue	$63	—	$63	—	$63

Total revenue	63	—	63	—	63

Operating expenses:
Research and development:
R&D operating expenses	$3,425	$1,741	$8,089	$4,046	$69,913
R&D costs related to common stock, option, & warrant grants for collaborations	—	11	3	302	5,667
General and administrative:
G&A operating expenses	1,693	1,155	3,122	2,128	30,596
G&A costs related to common stock, option, & warrant grants	15	714	24	2,079	12,231

Total operating expenses	5,133	3,621	11,238	8,555	118,407

Other income (expense):
Loss on disposal of assets	—	(2)	—	(2)	(23)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	(973)	—	(1,213)	(7,627)
Interest income	191	52	396	100	8,512
Interest expense	—	(187)	—	(258)	(388)

Total other income (expense)	191	(1,110)	396	(1,373)	474

Net loss	$(4,879)	$(4,731)	$(10,779)	$(9,928)	$(117,870)

Net loss per share-basic and diluted	(0.25)	(0.36)	(0.56)	(0.75)

Weighted average number of common shares outstanding-basic and diluted	19,267	13,313	19,250	13,182

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands	6 months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(10,779)	$(9,928)	$(117,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87	60	663
Disposal of assets	—	2	30
Amortization of deemed discount on convertible debentures	—	1,029	6,470
Amortization of deferred issuance cost	—	184	1,157
Common stock issued for the company 401k plan	49	183	568
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Common stock issued in lieu of cash, note repayment	60	—	60
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest and services	27	302	2,719
Common stock issued as consideration for In Process R&D	568	—	2,569
Expense related to warrants issued as consideration to consultants	—	1,518	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	561	5,718
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(538)	(170)	(672)
Deposits	1	—	(94)
Revenue in excess of billings	(12)	(15)	(12)
Receivable from related party	6	3	(12)
Accounts payable and accrued expenses	(615)	530	3,359

Net cash used in operating activities	(11,146)	(5,741)	(87,539)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(606)	—	(1,494)
Payback of loan by a company officer	—	253	—

Net cash provided by (used in) investing activities	(606)	253	(1,494)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	13,812	125,242
Net proceeds from issuance of convertible debentures and warrants	—	9,214	9,214
Purchase of treasury stock	—	(346)	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	16	2,517	17,293

Net cash from financing activities	16	25,197	162,149

Net increase (decrease) in cash	(11,736)	19,709	73,116
Cash and equivalents at beginning of period	84,852	13,087	—

Cash and equivalents at end of period	$73,116	$32,796	$73,116

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands	6 months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30,
	2004	2003	2004
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$196	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	500	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	371	371

HOLLIS-EDEN PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The information at June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the United States Securities and Exchange Commission on March 15, 2004.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by Accounting Principles Board Opinion No. 25 and has made the applicable pro forma disclosures below.

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net loss - As reported	$(4,879)	$(4,731)	$(10,779)	$(9,928)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	-0-	-0-	-0-	122

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,341)	(1,641)	(2,509)	(3,080)

Net loss - Pro forma	$(6,220)	$(6,372)	$(13,288)	$(12,886)

Basic and diluted net loss per share - As reported	$(0.25)	$(0.36)	$(0.56)	$(0.75)
Basic and diluted net loss per share - Pro forma	$(0.32)	$(0.48)	$(0.69)	$(0.98)

2. Other Agreements and Commitments

Congressional Pharmaceutical Corporation

In February 2004, the Company acquired Congressional Pharmaceutical Corporation (“CPC”) and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. These intellectual property rights consist of a series of patents and patent applications that relate to discoveries made by David J. Grdina, Ph.D., Professor of Radiation and Cellular Oncology at the University of Chicago. The patented technology covers a series of compounds that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. To acquire CPC, the Company issued 44,227 shares of common stock at a price of $12.85 to the former stockholders of CPC valued at approximately $568,500 in accordance with Emerging Issues Task Force No. 99-12. An additional 4,362 shares of common stock at a price of $13.76 were issued to two shareholders of CPC in full payment of an existing CPC loan of approximately $60,000. In addition, if the Company achieves certain development milestones, it will be required to issue additional shares of our common stock to the former stockholders of CPC. In the event all of the milestones are achieved, the total number of additional shares that the Company would be required to issue to the former stockholders of CPC is 275,000, more than half of which would be issued only upon FDA approval of CPC’s product. Furthermore, upon regulatory approval and commercialization of products covered by the licensed intellectual property, the Company may be required to pay royalties to the former stockholders of CPC and the University of Chicago. From its inception, CPC has not developed commercial products or generated sales. The assets consist solely of intellectual property rights. FASB interpretation #4 “Applicability of FASB Statement #2 to Business Combinations Accounted for by the Purchase Method” states “costs assigned to assets to be used in a particular research and development project and that have no alternative future use shall be charged to expense at the date of the consumption of this combination.” Since CPC’s technology is in the early stage of development, it has been expensed as in-process research and development. The pro-forma presentation of the CPC acquisition as if it had occurred at the beginning of both periods presented, would have had an immaterial impact to our statement of operations.

Following the acquisition, Dr. Grdina agreed to an exclusive one year consulting arrangement with the Company in the fields of hematopoiesis and radiation and chemotherapy exposure.

Study Funding Agreement

During the quarter ended June 30, 2004, the Company began performing on a Study Funding Agreement entered into with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). The agreement commits CFFT to provide funding towards a multi-center clinical trial of one of the Company’s compounds in development. In accordance with the agreement, CFFT will provide a total of $1.7 million to be paid in 5 tranches based on the Company’s completion of certain agreed upon events. The agreement also contains a provision indicating that upon termination of this agreement by either party, CFFT shall pay the Company for all work performed through the date of termination, plus reasonable costs of bringing the study to an orderly close.

In return for this funding, the Company has agreed to pay CFFT a minimum royalty over a specified period following regulatory approval in the United States. Additional compensation is due to CFFT if net sales of this compound exceed a specified amount over a period of time.

Revenue is recognized under this agreement on a percentage of completion method. During the three months ended June 30, 2004, the Company recognized $63,000 in revenues. Additionally, the Company completed the first agreed upon event which triggered a payment of $51,000. This results in revenue recognition of $12,000 in excess of billings as of June 30, 2004.

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

Results of Operations

In the second quarter of 2004, we generated, for the first time, a small amount of revenue. This revenue resulted from providing research and development expenses under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception until June 30, 2004, we have generated $63,000 in revenues and $0.5 million in net other income consisting of $8.5 million in interest income, which was partially offset by $7.6 million in deemed discount expense and $0.4 million in interest expense. We have incurred expenses of approximately $75.6 million in research and development and $42.8 million in general and administrative expenses. The combination of these resulted in a net loss of $117.9 million for the period from inception until June 30, 2004.

Contract revenues of $63,000 were recorded for the three-month period ended June 30, 2004. The contract revenues consist of reimbursable expenses related to our agreement with Cystic Fibrosis Foundation Therapeutics, Inc.

Research and development expenses were $3.4 million and $8.1 million for the three-month and six-month periods ended June 30, 2004, compared to $1.8 million and $4.3 million for the same periods in 2003. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The increase in research and development expenses was due mainly to the growth in our laboratory operations, preclinical activities, consulting and personnel as well as our investment in CPC, which was expensed as in-process R&D in the first quarter of 2004. We expect research and development expenses to increase in 2004, compared to 2003, as our products move into the more expensive later stages of development.

General and administrative expenses were $1.7 million and $3.1 million for the three-month and six-month periods ended June 30, 2004, compared to $1.9 million and $4.2 million for the same periods in 2003. The general and administrative expenses relate to salaries and benefits, facilities, legal, accounting/auditing, public and investor relations, consultants, insurance and travel. Included in the three-month period ended June 30, 2003 was $0.7 million in non-cash charges related to the issuance of a warrant and a change in the terms of a warrant issued to a placement agent. Additionally, included in the six-month period ended June 30, 2003 was $1.4 million in non-cash charges related to the issuance of a warrant to a director and issuance of stock options to an officer and a director. The decrease in general and administrative expenses was due mainly to the non-cash expenses in 2003 described above. Excluding non-cash charges, general and administrative expenses increased by $0.5 million and $1.0 million for the comparable three-month and six-month periods. The increase is due mainly to consulting, travel and accounting/audit fees, as well as increases in personnel and recruiting. We expect general and administrative expenses to increase in 2004, compared to 2003, as a result of the increased costs of compliance with new audit regulations, including Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with preparing for the potential launch of our products.

Other income (expense) was $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2004, compared to ($1.1) million and ($1.4) million for the same periods in 2003. Included in the three-month and six-month periods ended June 30, 2003 was interest expense of $1.0 million and $1.2 million, respectively, in the form of non-cash amortization of the deemed discount on the converted debentures and the related deferred issuance costs. Interest expense on the converted debentures was $0.2 million and $0.3 million in the three-month and six-month periods ended June 30, 2003, respectively. Interest income was $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2004, compared to $52,000 and $0.1 million for the same periods in 2003. The increase in interest income is due to higher average balances of cash and cash equivalents.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003, we completed a public offering of our common stock from which we received $62.5 million in gross proceeds. In addition, we have received a total of $17.3 million from the exercise of warrants and stock options since inception.

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

A summary of our current contractual obligations as of June 30, 2004 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$726	$562	$120	$42	$2

Our operations to date have consumed substantial capital without generating any product revenues, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. With the possible exception of sales of our investigational product NEUMUNE, which is being developed as a treatment for radiation injury, we do not expect to generate revenue from our drug candidates for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2004, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter ended June 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective and that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities

On June 18, 2004, the Company granted stock options to purchase a total of 80,000 shares of common stock of the Company, at an exercise price of $11.75 per share, the fair market value at the date of grant, to two new directors. Options to purchase one-third of the total number of shares vest upon the first anniversary of the grant, and options to purchase the remaining shares vest in equal monthly installments over the following two years.

On June 24, 2004, the Company granted stock options to purchase 50,000 shares of common stock of the Company, at an exercise price of $11.70 per share, the fair market value at the date of grant, to a new executive officer. Options to purchase one-fourth of the total number of shares vest upon the first anniversary of the grant, and options to purchase the remaining shares vest in equal monthly installments over the following three years.

On July 1, 2004, the Company entered into an agreement with a consultant for services. The Company agreed to issue a two-year warrant to this consultant to purchase up to 8,000 shares of common stock at an exercise price of $11.75 per share. The warrant vests 2,000 shares immediately, with the remaining shares vesting at a rate of 2,000 shares per month until such warrant is fully vested. If the agreement is terminated, vesting of the warrant will terminate immediately.

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

The Company made no repurchases of its securities during the quarter.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

At our annual meeting of stockholders held on June 18, 2004, the following matters were submitted to a vote of security holders:

1.	To elect three Class I directors to hold office until the 2007 Annual Meeting of Stockholders. Elected to serve as Class I directors were J. Paul Bagley, Jerome M. Hauer and Marc R. Sarni. For J. Paul Bagley the results of voting were: 17,031,768 for, 702,653 withheld. For Jerome M. Hauer and Marc R. Sarni the results of voting were: 17,388,553 for, 345,868 withheld. The continuing directors are Thomas C. Merigan, Jr., M.D., Brendan R. McDonnell, Richard B. Hollis and Salvatore J. Zizza.

2.	To approve our 1997 Incentive Stock Option Plan, as amended, to increase the aggregate number of shares of common stock reserved for issuance under such plan by 750,000 shares to a total of 5,150,000. The 1997 Incentive Stock Option Plan, as amended, was approved with the following votes: 5,363,729 for, 4,366,633 against, and 47,498 abstained.

3.	To ratify the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2004. The selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2004 was ratified with the following votes: 17,351,254 for, 294,798 against, and 88,045 abstained.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have generated a small amount of contract revenue but have never commercially introduced a product. Our accumulated deficit was approximately $117.9 million as of June 30, 2004. Our net losses for fiscal years 2003, 2002 and 2001 were $25.7 million, $17.5 million and $15.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

The market for treating severe acute radiation injury is uncertain.

We do not believe any drug has ever been approved and commercialized for the treatment of bone marrow damage following acute radiation injury. In addition, the incidence of large-scale exposure to nuclear or radiological events has been low. Accordingly, even if NEUMUNE, our lead drug candidate to treat acute radiation injury, is approved by the FDA, we cannot predict with any certainty the size of this market. The potential market for NEUMUNE is largely dependent on the size of stockpiling orders, if any, placed by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat the acute effects of radiation injury. Due to these uncertainties, we cannot guarantee that we will receive any stockpiling orders for NEUMUNE, even if it is approved, or that NEUMUNE will achieve market acceptance by the general public.

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

As of June 30, 2004, our cash and cash equivalents totaled approximately $73.1 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all;

•	any available additional financing may not be adequate; and

•	if we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with NEUMUNE and other immune regulating hormones in the United States for the treatment of radiation exposure and chemotherapy protection;

•	Phase II clinical trials with IMMUNITIN in South Africa and Phase I/II clinical trials with IMMUNITIN in the United States for the treatment of HIV/AIDS; and

•	Phase II clinical trials with IMMUNITIN in Thailand for the treatment of malaria.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $5.00 to $36.25 between January 1, 2003 and July 22, 2004.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 14% of our outstanding common stock as of June 30, 2004. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of June 30, 2004, Mr. Hollis would beneficially own approximately 20% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of liquidation – that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

(b) Reports on Form 8-K:

On May 18, 2004, we filed a report on Form 8-K dated May 18, 2004 with the SEC stating that we received a copy of a Demand for Arbitration from Colthurst, Edenland and Mr. Prendergast.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 3, 2004	By:	/s/ Daniel D. Burgess
Daniel D. Burgess
Chief Operating Officer/
Chief Financial Officer
(Principal Financial Officer)

Dated: August 3, 2004	By:	/s/ Robert W. Weber
Robert W. Weber
Vice President-Controller/
Chief Accounting Officer
(Principal Accounting Officer)