Form 10-Q
period 2004-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2004-11-08
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 3, 2004 there were 19,285,095 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets – September 30, 2004 and December 31, 2003	3

	Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003 and Period from Inception (August 15, 1994) to September 30, 2004	4

	Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2004 and 2003 and Period from Inception (August 15, 1994) to September 30, 2004	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	Other Information

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits	19

Part I. Financial Information

Item I. Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

All numbers in thousands (except par value)

	Sept. 30, 2004	Dec. 31, 2003
ASSETS:
Current assets:
Cash and cash equivalents	$68,177	$84,852
Prepaid expenses	491	134
Deposits	19	27
Receivable from related party	—	18
Estimated revenue in excess of billings	12	—

Total current assets	68,699	85,031

Property and equipment, net of accumulated depreciation of $566 and $434, respectively	926	282
Deposits	87	68

Total assets	$69,712	$85,381

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$3,183	$3,329

Total current liabilities	3,183	3,329

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 19,340 and 19,272 shares issued, respectively	193	193
Paid-in capital	190,138	189,296
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(123,456)	(107,091)

Total stockholders’ equity	66,529	82,052

Total liabilities and stockholders’ equity	$69,712	$85,381

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	3 months ended Sept. 30,		9 months ended Sept. 30,		Period from Inception (Aug.15, 1994) to Sept. 30, 2004
	2004	2003	2004	2003
Revenue:
Contract R&D revenue	$—	—	$63	—	$63

Total revenue	—	—	63	—	63

Operating expenses:
Research and development:
R&D operating expenses	$4,259	$2,619	$12,348	$6,665	$74,172
R&D costs related to common stock, option, & warrant grants for collaborations	—	10	3	312	5,667
General and administrative:
G&A operating expenses	1,483	1,197	4,605	3,325	32,079
G&A costs related to common stock, option, & warrant grants	71	81	95	2,160	12,302

Total operating expenses	5,813	3,907	17,051	12,462	124,220

Other income (expense):
Loss on disposal of assets	(9)	—	(9)	(2)	(32)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	(6,414)	—	(7,627)	(7,627)
Interest income	236	74	632	173	8,748
Interest expense	—	(81)	—	(338)	(388)

Total other income (expense), net	227	(6,421)	623	(7,794)	701

Net loss	$(5,586)	$(10,328)	$(16,365)	$(20,256)	$(123,456)

Net loss per share-basic and diluted	$(0.29)	$(0.66)	$(0.85)	$(1.45)

Weighted average number of common shares outstanding-basic and diluted	19,283	15,642	19,261	14,002

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

All numbers in thousands

	9 months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(16,365)	$(20,256)	$(123,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150	90	727
Disposal of assets	9	2	38
Amortization of deemed discount on convertible debentures	—	6,470	6,470
Amortization of deferred issuance cost	—	1,157	1,157
Common stock issued for the company 401k plan	88	204	607
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Common stock issued in lieu of cash, note repayment	60	—	60
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest and services	98	535	2,790
Common stock issued as consideration for In Process R&D	568	—	2,569
Expense related to warrants issued as consideration to consultants	—	1,518	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	561	5,718
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(356)	(68)	(491)
Deposits	(12)	—	(106)
Receivable from related party	18	—	—
Other receivable	—	10	—
Estimated revenue in excess of billings	(12)	—	(12)
Accounts payable and accrued expenses	(146)	(99)	3,828

Net cash used in operating activities	(15,900)	(9,876)	(92,293)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(803)	(4)	(1,691)
Payback of loan by a company officer	—	253	—

Net cash provided by (used in) investing activities	(803)	249	(1,691)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	13,812	125,242
Net proceeds from issuance of convertible debentures and warrants	—	9,214	9,214
Purchase of treasury stock	—	(346)	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	28	3,580	17,305

Net cash from financing activities	28	26,260	162,161

Net increase (decrease) in cash	(16,675)	16,633	68,177
Cash and equivalents at beginning of period	84,852	13,087	—

Cash and equivalents at end of period	$68,177	$29,720	$68,177

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

	9 months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30, 2004
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$338	$388

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	10,000	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	371	371

HOLLIS-EDEN PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The information at September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the United States Securities and Exchange Commission on March 15, 2004.

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

If the Company had accounted for stock options issued to employees and directors in accordance with SFAS 123, the Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net loss - As reported	$(5,586)	$(10,328)	$(16,365)	$(20,256)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	-0-	-0-	-0-	122

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,300)	(880)	(3,809)	(3,960)

Net loss - Pro forma	$(6,886)	$(11,208)	$(20,174)	$(24,094)

Basic and diluted net loss per share - As reported	$(0.29)	$(0.66)	$(0.85)	$(1.45)
Basic and diluted net loss per share - Pro forma	$(0.36)	$(0.72)	$(1.05)	$(1.72)

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

Study Funding Agreement

During the second quarter of 2004, the Company began performing on a Study Funding Agreement entered into with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). The agreement commits CFFT to provide funding towards a multi-center clinical trial of one of the Company’s compounds in development. In accordance with the agreement, CFFT will provide a total of $1.7 million to be paid based on the Company’s completion of certain agreed upon events. The agreement also contains a provision indicating that upon termination of this agreement by either party, CFFT shall pay the Company for all work performed through the date of termination, plus reasonable costs of bringing the study to an orderly close.

In return for this funding, the Company has agreed to pay CFFT a minimum royalty over a specified period following regulatory approval in the United States of America. Additional compensation is due to CFFT if net sales of this compound exceed a specified amount over a period of time.

Revenue is recognized under this agreement on a percentage of completion method. During the nine months ended September 30, 2004, the Company recognized $63,000 in revenues. Additionally, the Company completed the first agreed upon event, which triggered a payment of $51,000. This results in revenue recognition of $12,000 in excess of billings as of September 30, 2004.

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

Results of Operations

In the second quarter of 2004, we generated, for the first time, a small amount of revenue. This revenue resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception until September 30, 2004, we have generated approximately $63,000 in revenues and $0.7 million in net other income consisting of $8.7 million in interest income, which was partially offset by $7.6 million in deemed discount expense and $0.4 million in interest expense. We have incurred expenses of approximately $79.8 million in research and development and $44.4 million in general and administrative expenses. The combination of these resulted in a net loss of $123.5 million for the period from inception until September 30, 2004.

Contract revenues of $63,000 were recorded in the second quarter of 2004. The contract revenues consist of reimbursable expenses related to our agreement with Cystic Fibrosis Foundation Therapeutics, Inc.

Research and development expenses were approximately $4.3 million and $12.4 million for the three-month and nine-month periods ended September 30, 2004, compared to $2.6 million and $7.0 million for the same periods in 2003. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The increase in research and development expenses was due mainly to the growth in our laboratory operations, preclinical activities, consulting and personnel as well as our investment in CPC, which was expensed as in-process R&D in the first quarter of 2004. We expect research and development expenses to increase in 2004, compared to 2003, as our products move into the more expensive later stages of development.

General and administrative expenses were $1.6 million and $4.7 million for the three-month and nine-month periods ended September 30, 2004, compared to $1.3 million and $5.5 million for the same periods in 2003. The general and administrative expenses relate to salaries and benefits, facilities, legal, accounting/auditing, public and investor relations, consultants, insurance and travel. Included in the nine-month period ended September 30, 2003 was $0.7 million in non-cash charges related to the issuance of a warrant and a change in the terms of a warrant issued to a placement agent. Additionally, included in the nine-month period ended September 30, 2003 was $1.4 million in non-cash charges related to the issuance of a warrant to a director and issuance of stock options to an officer and a director. The decrease in general and administrative expenses was due mainly to the non-cash expenses in 2003 described above. Excluding non-cash charges, general and administrative expenses increased by $0.3 million and $1.3 million for the comparable three-month and nine-month periods. The increase is due mainly to consulting, travel and accounting/audit fees, as well as increases in personnel and recruiting. We expect general and administrative expenses to increase in 2004, compared to 2003, as a result of the increased costs of compliance with new audit regulations, including Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with preparing for the potential launch of our products.

Other income (expense) was $0.2 million and $0.6 million for the three-month and nine-month periods ended September 30, 2004, compared to ($6.4) million and ($7.8) million for the same periods in 2003. Included in the three-month and nine-month periods ended September 30, 2003 was interest expense of $6.4 million and $7.6 million, respectively, in the form of non-cash amortization of the deemed discount on the converted debentures and the related deferred issuance costs. Interest expense on the converted debentures was $0.1 million and $0.3 million in the three-month and nine-month periods ended September 30, 2003, respectively. Interest income was $0.2 million and $0.6 million for the three-month and nine-month periods ended September 30, 2004, compared to $0.1 and $0.2 million for the same periods in 2003. The increase in interest income is due to higher average balances of cash and cash equivalents.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. In April 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003, we completed a public offering of our common stock from which we received $62.5 million in gross proceeds. In addition, we have received a total of $17.3 million from the exercise of warrants and stock options since inception.

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

A summary of our current contractual obligations as of September 30, 2004 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$2,320	$802	$1,319	$199	—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2004, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter ended September 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective and that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2004, the Company entered into an agreement with a consulting firm for services. The Company agreed to issue a two-year warrant to this firm to purchase up to 8,000 shares of common stock at an exercise price of $11.75 per share. The warrant vests 2,000 shares immediately, with the remaining shares vesting at a rate of 2,000 shares per month until such warrant is fully vested. If the agreement is terminated, vesting of the warrant will terminate immediately.

The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated under such Act. The recipient represented its intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends are affixed to the securities issued in such transactions.

The Company made no repurchases of its securities during the quarter ended September 30, 2004.

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

Our principal development efforts are currently centered around immune regulating hormones, a class of drug candidates which we believe shows promise for the treatment of a variety of infectious diseases and immune system and metabolic disorders. However, all drug candidates require U.S. FDA and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates has been approved for commercial sale. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. Some of the factors that may affect whether government approval is obtained include adverse results from toxicology studies, human safety studies, efficacy studies, stability studies or pharmacokinetic studies, as well as unanticipated manufacturing and formulation complications or delays. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have generated a small amount of contract revenue but have never commercially introduced a product. Our accumulated deficit was approximately $123.5 million as of September 30, 2004. Our net losses for fiscal years 2003, 2002 and 2001 were $25.7 million, $17.5 million and $15.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of September 30, 2004, our cash and cash equivalents totaled approximately $68.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements at least well into 2006. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $5.00 to $36.25 between January 1, 2003 and October 19, 2004.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 14% of our outstanding common stock as of September 30, 2004. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of September 30, 2004, Mr. Hollis would beneficially own approximately 20% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: November 4, 2004	By:	/s/ Daniel D. Burgess
Daniel D. Burgess
Chief Operating Officer/
Chief Financial Officer
(Principal Financial Officer)

Dated: November 4, 2004	By:	/s/ Robert W. Weber
Robert W. Weber
Vice President-Controller/
Chief Accounting Officer
(Principal Accounting Officer)