Form 10-K
period 2004-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2005-03-10
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2004, the end of Hollis-Eden Pharmaceuticals’ most recently completed second fiscal quarter, was approximately $197,084,992 based on the closing stock price of $12.05 for the Registrant’s Common Stock as reported by the Nasdaq National Market.

As of March 1, 2005, there were outstanding 19,288,072 shares of the Registrant’s Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on June 17, 2005, are incorporated by reference into Part III of this Report.

Hollis-Eden Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2004

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

GENERAL

OVERVIEW

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. Our initial technology development efforts are primarily focused on a series of hormones and hormone analogs that we have labeled immune regulating hormones (IRHs). We believe these compounds are key components of the body’s natural regulatory system that potentially can be useful in treating a wide variety of medical conditions.

Preclinical and early clinical studies with these compounds indicate that they have the ability to significantly reduce a number of well known inflammatory mediators, while also stimulating innate and adaptive immunity and reversing bone marrow suppression. In addition, these compounds have a very attractive safety profile to date, are cost-effective to manufacture and are unlikely to produce resistance.

The initial commercial application we are pursuing with this class of compounds is focused on protecting the body from the acute effects of radiation injury. Our lead compound in this area is NEUMUNE™ (HE2100), which is being co-developed with the U.S. military. Because of the potential to use such an agent in Homeland Defense, there are a number of unusual features of the development and commercialization pathway that we believe make this a particularly attractive initial commercial opportunity for a small biotechnology company.

Specifically, unlike traditional medical indications, NEUMUNE may be reviewed for approval on the basis of efficacy in animals and safety in humans. This potentially avoids the need to conduct large and expensive studies in humans to establish efficacy. Further, in addition to the potential to supply the military with NEUMUNE, we are pursuing an advance purchase contract under Project BioShield to provide NEUMUNE to the Strategic National Stockpile for use by first responders and civilians who may be at risk of radiation injury. Project BioShield is a recently adopted piece of legislation that allocates $6 billion towards advance purchase contracts for development stage compounds that may be useful as medical countermeasures to weapons of mass destruction such as radiological or nuclear weapons. We believe that supplying NEUMUNE to the U.S. government under this program would also require us to have significantly less commercial infrastructure than would be necessary to launch a new drug for a traditional indication.

We have generated a substantial amount of data regarding the safety and activity of NEUMUNE in the setting of radiation injury in non-human primates. In 2005 we expect to initiate human clinical trials with NEUMUNE to establish safety and also anticipate producing significant additional data on the efficacy of the compound in non-human primates. We have also commenced work on scaling-up the manufacturing of this compound for potential commercial use.

Because of the attractive aspects of this market opportunity, we acquired an additional non-IRH development-stage compound for radiation protection with our acquisition of Congressional Pharmaceutical Corporation (CPC) and its lead product candidate, PHOSPHONOL™ (a phosphothioate). PHOSPHONOL is being developed to protect against the long-term complications of radiation exposure such as genetic mutations that can lead to cancer. We believe its development and commercialization path may have similar attributes to that of NEUMUNE.

Like radiation, many current cancer therapies can also cause damage to the bone marrow and lead to an increased number of genetic mutations. As a result, we believe there may be a significant opportunity for compounds similar to NEUMUNE and PHOSPHONOL in the area of protecting against the damaging effects of cancer chemotherapy. While these applications would require traditional clinical trial programs, we believe the market opportunity in these areas is significant. We are currently conducting preclinical studies with second-generation compounds that we believe may be well suited for development in this indication.

We have also generated a large amount of preclinical data indicating that IRHs have a potential role to play in treating autoimmune conditions such as multiple sclerosis, asthma and arthritis. We are continuing to profile second-generation compounds in these preclinical models for further development in autoimmune diseases.

Another IRH, HE2000, is a Phase II clinical stage compound that has shown clinical activity in infectious diseases, including HIV and malaria, and may be a candidate for further development as a compound to be used in treating global infectious disease epidemics, as well as in combating bioterrorism.

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

Hematopoiesis.    One of our key focus areas for immune regulating hormones revolves around their role in the hematopoietic system. Hematopoiesis is the process by which the body produces a number of key blood cell types, including neutrophils and platelets. Neutrophils are white blood cells that are critical early responders involved in combating foreign pathogens. When they are depleted, the host becomes highly susceptible to life-threatening infections. Similarly, a significant loss of platelets, which are key clotting elements in the blood, can lead to life-threatening bleeding episodes.

Neutrophils and platelets are produced by the bone marrow. Radiation and chemotherapy can significantly damage bone marrow, which can lead to life-threatening complications.

A number of preclinical studies with our immune regulating hormones indicate that these compounds can increase both neutrophils and platelets, as well as other important immune cells following radiation injury or chemotherapy. In addition, those cells that are produced following treatment with IRHs appear to be more effective at killing pathogens than untreated cells.

Mechanistically, IRHs appear both to increase the proliferative potential of residual bone marrow cells after injury and accelerate the rate at which new cells are generated. In addition, the ability of IRHs to regulate reactive oxygen species and reduce systemic inflammation may also contribute to preventing death of remaining bone marrow cells.

Because of these characterisitcs, immune regulating hormones have the potential to be quite useful in treating a variety of conditions in which the bone marrow is damaged.

Role of Inflammation.    The role of inflammation in disease pathogenesis has become increasingly recognized by the medical community. Chronic inflammation is generally believed to be caused by an over-stimulation of certain components of the immune system, such as reactive oxygen species and pro-inflamatory cytokines, due to persistent low-grade infections or the body’s inability to differentiate between certain cells or tissues in the body and foreign pathogens. Published studies have now implicated chronic inflammation in a host of diseases ranging from autoimmune conditions such as arthritis and psoriasis, to infectious diseases, including HIV, malaria, and tuberculosis, and more recently to cardiovascular disease and a number of different cancer types.

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

Our immune regulating hormones have been shown to regulate a broad array of reactive oxygen species and pro-inflammatory cytokines involved in inflammation and produce anti-inflammatory activities comparable to that historically seen with corticosteroids. In addition, certain members of our class of compounds has been shown in early clinical trials to produce long-lasting reductions in a number of key inflammatory mediators, including TNF-alpha, IL-1 beta and IL-6. Unlike most approaches to reducing inflammation, however, immune regulating hormones appear to boost a variety of immune responses in conditions of immune suppression, including innate and adaptive cell-mediated immunity and hematopoiesis.

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

Innate immunity refers to the all-purpose, immediate antimicrobial response that occurs regardless of the nature of the invader. For example, natural killer cells roam our body and recognize and destroy foreign cells they encounter. This response serves to fight the infection after initial exposure, pending development of adaptive immunity.

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

As described above, certain pathogens have found ways to accelerate this process through natural selection. For example, in HIV, most patients’ cortisol levels rise (and counter-regulatory adrenal hormones fall) as the disease progresses from HIV to AIDS. This then leads to a corresponding increase in Th2 cytokines relative to Th1 cytokines. As this situation continues, the immune system is dominated by Th2 cells unable to fight viral and other infections rather than the necessary cell-mediated Th1 cells. In this state of immune system dysregulation, the patient becomes highly susceptible to infection.

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

In the last several years, the research community has increasingly begun to embrace the concept of a “systems biology” approach to drug development – one that accounts for the complexity of interactions between cellular pathways. This approach recognizes that enhancing or inhibiting just one signal in this complex cascade of events is likely to be too simplistic an approach to overcome many of the more intractable health problems facing medicine today. Researchers in this emerging field are attempting to integrate a number of different scientific disciplines, such as molecular biology, high speed computing and engineering, to understand these intricate interactions in immune and metabolic function and the dysregulation in these pathways that can lead to a very diverse set of diseases and conditions at an upstream level. The concept is that there may be common links between diseases such as arthritis, cardiovascular disease, HIV, Alzheimer’s disease and cancer that can all benefit from an appropriate upstream re-regulation of immune and/or metabolic function.

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

Phosphothioate Technology

In February 2004, we acquired Congressional Pharmaceutical Corporation (CPC). CPC is a company that was formed to commercialize a series of compounds that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. This DNA damage (mutagenesis) has been associated with an increased risk of a variety of different cancers and is believed to be a primary cause of the harmful long-term effects of radiation injury. CPC’s lead compound, PHOSPHONOL, is part of a series of compounds from the phosphothioate class that has been licensed from the University of Chicago. These compounds appear to provide a molecular scaffolding around DNA that helps protect the genomic stability of DNA, reducing the chance for mutation. By improving the genomic stability, phosphothioates such as PHOSPHONOL may thus reduce the likelihood that genetic mutation will subsequently lead to cancers.

PRODUCTS IN DEVELOPMENT

We are currently focusing our development activities on a series of immune regulating hormones, as well as PHOSPHONOL, the compound recently obtained through the acquisition of CPC. NEUMUNE is being co-developed with the U.S. military for use in protecting the body from acute radiation injury. This compound is being developed pursuant to a new rule enacted by the U.S. Food and Drug Administration (FDA) under which approval may be granted on the basis of efficacy in animals and safety in humans. PHOSPHONOL is being developed to protect against the long-term effects of radiation injury and may be subject to the same rule. A number of IRHs have shown significant benefits in preclinical models of chemotherapy-induced immune suppression, and we intend to test one of these compounds in Phase I/II clinical trials in this indication. IMMUNITIN is our lead infectious disease compound and has shown activity in Phase II clinical trials in malaria, HIV and AIDS, and in a number of preclinical tuberculosis models. We are pursuing public/private partnerships with a number of organizations that may provide funding to allow us to conduct a Phase II/III clinical trial with IMMUNITIN in infectious disease. In addition, IMMUNITIN and other immune regulating hormones may be useful as countermeasures against a number of pathogens that could be used as biowarfare agents. In addition, given the anti-inflammatory and immune stimulating effects seen with many of our IRHs, we are screening new IRHs in preclinical models of autoimmune conditions.

NEUMUNE

NEUMUNE is being developed as a treatment for Acute Radiation Syndrome (ARS). ARS, also referred to as radiation sickness, is an acute illness caused by high doses of radiation exposure over a significant portion of the body in a relatively short time period. This exposure results in the depletion of hematopoietic stem cells and progenitors in the bone marrow, resulting in severe neutropenia (loss of white blood cells known as neutrophils) and thrombocytopenia (loss of key clotting elements known as platelets). Severe neutropenia can significantly increase an individual’s susceptibility to life threatening infections, while thrombocytopenia increases the risk of bleeding. Either of these conditions can lead to mortality, which usually occurs in the first thirty to sixty days following exposure. If an individual can survive this initial period of insult, the bone marrow will generally return to normal production of these critical blood cell components.

To date, there are no therapeutics approved to mitigate ARS. Current treatment recommendations call for hospitalization of the exposed individual during this period of vulnerability so that these critical blood elements can be monitored aggressively and supportive care can be given where necessary. Unfortunately, in the type of mass casualty scenario that could occur following a nuclear or radiological event, local hospitals and treatment facilities are likely to be completely overwhelmed and such a treatment strategy is unlikely to be available for the vast majority of victims. What is needed is an agent that could potentially be useful on an outpatient basis, without the need for hospitalization, that could protect those exposed from these life-threatening complications.

NEUMUNE is being developed by Hollis-Eden and the Armed Forces Radiobiology Research Institute (AFRRI) in the U.S. military to potentially fulfill this need. Published studies by AFRRI with our immune regulating hormone NEUMUNE have shown dramatic survival improvements in NEUMUNE-treated animals versus controls in models of radiation-induced immune suppression. The ability of NEUMUNE to stimulate both neutrophils and platelets as well as other components of innate immunity is believed to be the mechanism by which NEUMUNE exerted its protective effects in these studies.

AFRRI is a leader in studying the short-term and long-term effects of radiation injury. A principal AFRRI mission is the development of pharmaceutical agents that can be used to prevent injury from radiation caused by a nuclear accident or event. Over the years, AFRRI, in concert with another Department of Defense project, has screened thousands of compounds in an effort to find an acute radioprotectant suitable for widespread use. Out of this screening and profiling effort, NEUMUNE has emerged as a leading candidate based on its significant efficacy in preclinical models to date, its safety profile, and the comparatively low-cost nature of its manufacturing process.

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

Given the accelerated potential development path for NEUMUNE and the significant and largely untapped market opportunity for compounds that can treat acute radiation injury, this program has become a top priority for us. We have demonstrated that NEUMUNE has significant activity over a range of doses in maintaining neutrophils and platelets in studies involving more than 200 non-human primates. These studies also suggest NEUMUNE can provide a survival benefit versus placebo-treated animals. We anticipate initiating clinical trials in humans with NEUMUNE in the first half of 2005. The initial studies are expected to help us establish the safety of NEUMUNE in humans and to help us determine the concentration of the compound that can be achieved in human plasma. This information can then be used in selecting the final dose for the pivotal efficacy study in non-human primates and the larger human safety study that would be required. If results from these studies are successful, we anticipate being able to file a New Drug Application (NDA) with the FDA in 2006.

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

As a result of the increased threat, the U.S. government is allocating significant funding for the stockpiling of drugs that act as medical countermeasures to weapons of mass destruction. As an incentive to industry to develop these countermeasures, the U.S. government recently enacted Project BioShield, legislation that provides a mechanism for placing large advance orders for investigational products in this area, even before they are approved. A total of $6 billion has been allocated to purchase the initial round of medical countermeasures under this legislation. In late 2004, the Department of Health and Human Services (HHS) issued a Request for Information (RFI) for therapeutics to treat ARS. The request was specifically targeted at therapies that could protect neutrophils and platelets from the damaging effects of radiation injury when given shortly after exposure to total body irradiation. We filed a formal response to this request detailing the potential for NEUMUNE in this indication. We believe the next step in the procurement process for countermeasures to ARS will likely be a formal Request for Proposal (RFP) process which would detail the specific requirements of any such order. There can be no assurance when or if HHS will move to the next stage of this procurement process and whether we will be able to participate.

Project BioShield also contains provisions enabling HHS to begin purchasing new medical countermeasures for the Strategic National Stockpile in advance of formal FDA approval. This provision, known as an Emergency Use Authorization, has already been implemented for other development stage medical countermeasures to weapons of mass destruction. In preparation for a similar potential order for NEUMUNE, Hollis-Eden has begun manufacturing scale-up activities. A decision by the U.S. Government to enter into a commitment to purchase NEUMUNE prior to FDA approval is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any.

IRHs in Chemotherapy Protection

As a result of our increasing knowledge of structure-activity relationships with this class of compounds, we are now profiling second-generation IRHs which we believe may be well suited for use in chemotherapy protection in cancer patients. As with radiation injury, chemotherapy can damage the bone marrow, causing depletion of neutrophils and platelets, which can be life-threatening. Preclinical data in non-human primates with several of our immune regulating hormones in models of chemotherapy-induced immune suppression indicate that these compounds could significantly protect both neutrophils and platelets. Assuming our profiling efforts are successful, we plan to select one of these compounds for clinical development in chemotherapy protection. Drugs that only stimulate neutrophils in this setting currently generate sales in excess of $2.5 billion annually, although we can not guarantee that our compounds, if approved, will generate significant sales.

PHOSPHONOL

We acquired exclusive commercialization rights to PHOSPHONOL in our recent acquisition of CPC. Like NEUMUNE, PHOSPHONOL is being developed to protect against the effects of radiation injury. However, whereas NEUMUNE addresses the short-term effects of radiation injury, PHOSPHONOL is designed to treat the long-term effects of radiation exposure. PHOSPHONOL appears to have the potential to stabilize the genome after radiation injury, thus reducing genetic mutations. By reducing genetic mutations, PHOSPHONOL may also reduce a variety of cancers that can occur a number of years after radiation injury.

We believe it may be possible to develop PHOSPHONOL pursuant to the same animal efficacy rule we are following with NEUMUNE. We have begun profiling PHOSPHONOL and other compounds in this series in a number of preclinical models designed to assess safety, efficacy and oral bioavailability. We are also preparing to open discussions with government authorities about specific objectives that would be required for a compound for this indication.

We believe that if PHOSPHONOL can be successfully developed along with our product candidate NEUMUNE, it would give us a compelling portfolio of products to treat the short- and long-term effects of radiation injury. We also believe that the experience and relationships we are building in both developing NEUMUNE and in attempting to secure advance stockpiling orders for the compound may be directly transferable to PHOSPHONOL. Because PHOSPHONOL addresses exposure to low levels of radiation, we believe the market opportunity in this case may also include stockpiling for people who are exposed to inadvertent environmental radiation as well as for use in response to acts of terrorism and nuclear accidents. As with our immune regulating hormones, we also believe PHOSPHONOL and related compounds may potentially play an important role in protecting against damage from chemotherapy.

IMMUNITIN and Other IRHs in Infectious Disease

IMMUNITIN is a clinical-stage IRH that we have tested in clinical trials in infectious disease. While the primary market opportunities for pharmaceuticals have traditionally been in the U.S., Europe and Japan, our immune regulating hormones have a number of attributes that make them potentially useful globally. Included in these attributes are the potential broad-spectrum activity in multiple infectious diseases, the attractive safety profile to date, the low likelihood of resistance and the relative ease of manufacture. Increasing focus on the crisis that infectious diseases such as HIV, malaria and tuberculosis have created in the developing world has led to a number of recent third party initiatives designed to provide funding for effective approaches to these diseases. If we are able to receive support from these initiatives for both development and commercialization, subject to obtaining regulatory approvals, marketing IMMUNITIN and our other compounds in developing countries could become commercially attractive. In addition, as described above, similar funding initiatives and incentives have now been adopted by the U.S. government under Project BioShield to encourage the development of new drugs to serve as countermeasures against weapons of mass destruction. While NEUMUNE is being developed to protect against radiological and nuclear weapons, we believe IMMUNITIN and other IRHs may be useful against biological or chemical weapons. We are continuing to pursue opportunities in these areas under Project BioShield as well.

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

Results from a study employing intermittent subcutaneous dosing of IMMUNITIN in South African HIV patients receiving no other therapy demonstrated long-lasting, statistically significant declines in a number of key inflammatory mediators, including TNF-alpha, IL-1 and IL-6 compared to placebo-treated patients.

In this study, we also observed significant increases relative to placebo-treated patients in a wide variety of immune cell subsets associated with innate and cell-mediated immunity following dosing with IMMUNITIN. These increases appeared to be long lasting despite the fact that IMMUNITIN was only administered in intermittent treatment courses. In addition, patients receiving IMMUNITIN in this trial experienced a fall in virus levels over the course of the study, which reached a 0.6 log drop in the most effective dose group at the end of the 8-month monitoring period.

We have also tested IMMUNITIN as a monotherapy in late-stage AIDS patients. During this study, IMMUNITIN-treated patients experienced a statistically significant reduction in the number of opportunistic infections compared to those treated with placebo.

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

We have also shown in a series of preclinical studies in models of tuberculosis that IMMUNITIN is effective when given as a monotherapy in either the acute or chronic phase of this bacterial infection. In addition, IMMUNITIN appears to have an additive effect when combined with the current three-drug regimen standard of care of antibiotic treatment for TB in this model system.

The finding that IMMUNITIN appears active in humans in HIV and malaria and also appears to provide benefit preclinically against TB makes it and other IRHs promising candidates against biowarfare agents. Government officials have expressed concern that if terrorists or rogue nations were to unleash a biowarfare agent, it may well be one that has been genetically engineered to be resistant to all known antibiotics. As such, the government is interested in developing compounds that are capable of boosting host immunity rather than attacking a specific pathogen. It is believed that such agents may provide protection against a number of different potential pathogens and would be unlikely to be affected by resistance issues.

We are profiling IMMUNITIN as well as second-generation analogs of IMMUNITIN in additional preclinical models and believe one or more of these compounds may be useful against biowarfare agents.

IRHs in Autoimmune Disease

Given the anti-inflammatory and immune stimulating effects seen with IMMUNITIN and other IRHs in preclinical and early clinical trials, we are also interested in exploring the potential for IRHs in autoimmune diseases. First-generation immune regulating hormones such as IMMUNITIN have been shown in preclinical and early clinical studies to provide broad-spectrum anti-inflammatory activity. These small molecule drug candidates are structurally similar to widely used corticosteroids, but unlike corticosteroids they do not appear to cause immune suppression or bone loss—two common side effects of corticosteroids. Recently, striking anti-inflammatory effects were seen with IRHs in in vivo models of pleurisy (a model of lung inflammation), EAE (experimental autoimmune encephalomyelitis, a model of multiple sclerosis) and LPS challenge (lipopolysaccharide, a lethal model of endotoxic shock). In addition to these anti-inflammatory properties, IRHs were shown to improve immune function (rather than suppress it as would be expected with corticosteroids) in a popliteal lymph node assay and were also shown to counteract cortocisteroid-induced changes responsible for bone loss in in vitro studies. Compounds profiled in one or more of these studies included first-generation IRHs as well as a series of more than 10 new second-generation IRHs that were able to demonstrate more potent activity than the first-generation IRHs.

Hollis-Eden is continuing to profile these and other new IRHs in a number of preclinical models of autoimmunity and, if these results are successful, plans to enter one or more of these compounds into development for additional autoimmune indications. We are also collaborating with Cystic Fibrosis Foundation Therapeutics, the non-profit drug discovery and development arm of the Cystic Fibrosis Foundation, to develop a new anti-inflammatory agent for use in Cystic Fibrosis.

Competition

Given the large market opportunities we are pursuing, most major pharmaceutical companies and a number of biotechnology companies have programs directed toward finding drugs to treat indications we are exploring. In the field of hematopoiesis, the leading products on the market designed to enhance the production of neutrophils in patients receiving chemotherapy treatment are Neupogen and Neulasta from Amgen. Other companies also have products either on the market or in development to enhance hematopoiesis.

In the area of immune modulators for correcting immune dysregulation, a number of companies are targeting inhibition or enhancement of a single cytokine or other mediator. For example, Amgen’s Enbrel targets TNF-alpha, as does Johnson & Johnson’s Remicade. Drugs such as Celebrex from Pfizer target COX-2. While these targeted approaches have shown clinical benefit and have generated significant sales volumes, redundant mechanisms in the immune system limit their effectiveness. In addition, side effects and cost issues may limit their global utility. In contrast, our immune regulating hormones appear to affect multiple cytokines and inflammatory mediators in a physiologic way that may make them more attractive drug candidates than currently available therapies.

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

In most cases, patent applications in the United States are maintained in secrecy until 18 months after the earliest filing or priority date. Publication of discoveries in the scientific or patent literature, if made, tends to lag behind actual discoveries by at least several months. U.S. patent applicants can elect to prevent publication until the application issues by agreeing not to file the application outside the U.S. This option is rarely used for pharmaceutical patent applications. Consequently, we cannot be certain that a licensor of its intellectual property was the first to invent certain technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of biotechnology companies, including our own, are generally uncertain, partly because they involve complex legal and factual questions.

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

Technology Agreements

In December 1999, we entered into a license agreement with Dr. Roger M. Loria. Dr. Loria exclusively licensed to us all rights to NEUMUNE and HE2200, together with all related patents and patent applications. This agreement was amended on April 9, 2002. Dr. Loria is a Professor of Microbiology and Immunology at Virginia Commonwealth University. He is a leading expert in the field of immune regulating hormones and is a scientific consultant to Hollis-Eden.

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

On May 17, 2004, we received a copy of a Demand for Arbitration from Colthurst, Edenland and Mr. Prendergast, claiming, among other things, that we breached the agreements with them when we did not issue to Colthurst the remaining 528,000 shares of our common stock and declared that the warrant to purchase up to 400,000 shares of our common stock would not vest as to any shares, as described above.

While we cannot guarantee that, as a result of this dispute, additional equity will not be issued or that an additional accounting charge will not be made, we are confident in our analysis that Colthurst did not satisfy the conditions required to receive the additional shares of our common stock and the shares underlying the warrant, and we believe that the claims underlying the demand for arbitration are without merit. We intend to contest these claims vigorously, and we have filed a counterclaim in arbitration seeking damages from Colthurst, Edenland and Mr. Prendergast for numerous breaches of these agreements by them. We do not believe that this litigation will have a material adverse effect on our company or our financial condition.

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement. We will also make additional milestone and royalty payments to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. No such mentioned milestones have been met to date. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes served as a scientific consultant to Hollis-Eden from 1999 to mid-2003.

In February 2004, we acquired CPC and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. These intellectual property rights consist of a series of patents and patent applications that relate to discoveries made by David J. Grdina, Ph.D., Professor of Radiation and Cellular Oncology at the University of Chicago. The patented technology covers a series of compounds, which are currently in the preclinical stages of development that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. In the acquisition we issued approximately 50,000 shares of our common stock to the former stockholders of CPC. In addition, if we achieve certain development milestones, we will be required to issue additional shares of our common stock to the former stockholders of CPC. In the event all of the milestones are achieved, the total number of additional shares that we would be required to issue to the former stockholders of CPC is 275,000, more than half of which would be issued only upon FDA approval of CPC’s product. Furthermore, upon regulatory approval and commercialization of products covered by the licensed intellectual property, we may be required to pay royalties to the former stockholders of CPC and the University of Chicago. Following the acquisition, Dr. Grdina agreed to an exclusive consulting arrangement with us in the fields of hematopoiesis and radiation and chemotherapy exposure.

Employees

As of March 1, 2005, we had 62 full-time, non-union employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

Our executive officers and senior management and their ages as of March 1, 2005 are as follows:

Name	Age	Position
Richard B. Hollis	52	Chairman of the Board, President and Chief Executive Officer
Daniel D. Burgess	43	Chief Operating Officer and Chief Financial Officer
James M. Frincke, Ph.D.	54	Chief Scientific Officer
Steven A. Gordziel, Ph.D.	58	Vice President, Product Development
Jessie R. Groothuis	58	Vice President, Clinical Affairs
Eric J. Loumeau	42	Vice President, Corporate General Counsel
Robert L. Marsella	52	Sr.Vice President, Business Development and Marketing
Christopher L. Reading, Ph.D.	57	Executive Vice President, Scientific Development
Dwight R. Stickney, M.D.	62	Vice President, Medical Affairs
Robert W. Weber	54	Chief Accounting Officer and Vice President—Controller

Richard B. Hollis founded Hollis-Eden in August 1994. Mr. Hollis currently serves as our Chairman, President and Chief Executive Officer. Mr. Hollis has over 25 years experience in the health care industry, has a proven track record of lanching and marketing important new medical products, and a distinguished career of managing the growth and operations of companies in a variety of senior management positions. Prior to founding Hollis-Eden, Mr. Hollis served as Chief Operating Officer of Bioject Medical from 1991 to 1994 and as Vice President Marketing and Sales/General Manager for Instromedix from 1989 to 1991. From 1986 to 1989, Mr. Hollis served as a general manager of the Western business unit of Genentech, Inc., a manufacturer of biopharmaceuticals. Prior to joining Genentech, Mr. Hollis served as a divisional manager of Imed Corporation, Inc., a manufacturer of drug delivery systems. Mr. Hollis began his career in the health care industry with Baxter Travenol. Mr. Hollis received his B.A. in Psychology from San Francisco State University.

Daniel D. Burgess became Chief Operating Officer and Chief Financial Officer of Hollis-Eden Pharmaceuticals, Inc. in August 1999. Mr. Burgess joined Hollis-Eden from Nanogen Inc., where he served as Vice President and Chief Financial Officer. Prior to joining Nanogen in 1998, Mr. Burgess spent ten years with Gensia Sicor, Inc. (acquired by Teva Pharmaceutical Industries Limited) and Gensia Automedics, Inc., a partially owned subsidiary of Gensia Sicor. He served as President and a director of Gensia Automedics, where he was responsible for all functional areas of this medical products company. In addition, he was Vice President and Chief Financial Officer of Gensia Sicor, where he was responsible for finance, investor relations, business development and other administrative functions. Prior to joining Gensia, Mr. Burgess held positions at Castle & Cooke, Inc. and Smith Barney, Harris Upham and Company. He received a degree in Economics from Stanford University and an MBA from Harvard Business School. Mr. Burgess is a member of the Board of Directors of Santarus, Inc. and Metabasis Therapeutics, Inc.

James M. Frincke, Ph.D. joined Hollis-Eden as Vice President, Research and Development in November 1997, was promoted to Executive Vice President in March 1999, and to Chief Scientific Officer in December 2001. Dr. Frincke joined Hollis-Eden from Prolinx, Inc., where he served as Vice President, Therapeutics Research and Development from 1995 to 1997. During his 20 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases and organ transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix Inc. (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters for lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry from the University of California, Davis. Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

Steven A. Gordziel, Ph.D., joined Hollis-Eden in 2004 as Vice President, Product Development. His 30-year career in the pharmaceutical industry has encompassed the full spectrum of product development and manufacturing disciplines with a wide range of compounds, product formulations and manufacturing processes. Prior to joining Hollis-Eden, Dr. Gordziel was Vice President of Pharmaceutical Development at Penwest Pharmaceutical Company. At Penwest, he managed a team of 30 members responsible for formulation development, analytical development and validation, stability evaluation, scale up and process development and preparation of clinical supplies for regulatory filings and clinical studies. Previously, Dr. Gordziel was Vice President, Development Research, for the Wallace Pharmaceuticals Division of Carter Wallace, Inc. With Carter Wallace for more than 20 years, Dr. Gordziel had the opportunity to build the company’s product development capabilities and assume increasing management responsibility in all aspects of product development. During this time Dr. Gordziel was heavily involved in numerous Investigational New Drug (IND) and New Drug Application (NDA) submissions. Dr. Gordziel began his career at Ortho Pharmaceuticals and Wyeth Laboratories as a formulations scientist. He earned a B.S. in Pharmacy from the Philadelphia College of Pharmacy, and his Ph.D. in Pharmaceutical Chemistry from the University of Connecticut, Storrs.

Jessie R. Groothuis M.D., joined Hollis-Eden in 2004 as Vice President, Clinical Affairs. Before joining Hollis-Eden, Dr. Groothuis was Global Medical Director, Immunoscience Development at Abbott Laboratories, where she managed the global clinical trials and strategy for her division. Most recently at Abbott, Dr. Groothuis managed a 20-member team, oversaw large multi-site global clinical trials, and was responsible for the registration and launch of Synagis, a monoclonal antibody, in a number of international markets. Throughout her seven-year tenure with Abbott, she managed all phases of development for multiple drug candidates, and was lead investigator for four separate drugs in Abbott’s pipeline. Prior to Abbott, Dr. Groothuis was Director of the Neonatal High Risk Follow Up Clinic and Professor of Pediatrics at the University of Colorado School of Medicine and The Children’s Hospital, Department of Pediatrics. In this position she was lead clinical investigator on a number of large clinical trials in the area of immunology. Dr. Groothuis is board certified by the American Board of Pediatrics and the National Board of Medical Examiners. She received her B.S. from Stanford University, her M.D. from the University of Chicago and post-doctoral training at Vanderbilt University.

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

Robert L. Marsella became Vice President of Business Development and Marketing of Hollis-Eden in September 1997, and was promoted to Senior Vice President of Business Development and Marketing in December 2004. Mr. Marsella has more than 24 years of medical sales, marketing, and distribution experience. Prior to joining Hollis-Eden, Mr. Marsella acted as a distributor of various cardiac related hospital products for a number of years. In addition, he has also served as Regional Manager for Genentech and launched ActivaseTM, t-pa (a biopharmaceutical drug) in the Western United States. Prior to joining Genentech, Mr. Marsella marketed intravenous infusion pumps for Imed Corporation for four years. Mr. Marsella began his career as a field sales representative and soon after was promoted to regional sales manager for U.S. Surgical Corporation, Auto Suture division. Mr. Marsella received his B.A. degree from San Diego State University.

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

Dwight R. Stickney, M.D. was appointed Vice President, Medical Affairs in March 2003. He joined Hollis-Eden as Medical Director, Oncology in May 2000. Dr. Stickney joined Hollis-Eden from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California, where he served as an oncologist since 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health’s Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served as Director of the International Order of Forresters Cancer Research Laboratory and on the Board of Directors of the California Division of the American Cancer Society. Earlier in his career, Dr. Stickney held positions with Burroughs Wellcome and the Centers for Disease Control, and academic teaching appointments at The University of California at Los Angeles and The University of California at Riverside. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney holds a Bachelor of Science in Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomat of the American Board of Internal Medicine and Hematology and a Diplomat of the American Board of Radiology, Therapeutic Radiology.

Robert W. Weber joined Hollis-Eden in March 1996 and currently serves as Chief Accounting Officer and Vice President-Controller. Mr. Weber has over twenty-five years of experience in financial management. Mr. Weber has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. He previously served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor (now PMC Sierra), from 1994 to 1996, and Vice President Finance and Chief Financial Officer for Amercom, a personal computer telecommunications software publishing company, from 1993 to 1994. From February 1988 to August 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, a company that develops and markets medical devices and software. Mr. Weber brings a broad and expert knowledge of many aspects of financial management. In various capacities, he has been responsible for all aspects of finance and accounting including cost accounting, cash management, SEC filings, investor relations, private and venture financing, corporate legal matters, acquisitions/divestitures as well as information services and computer automation. Mr. Weber received a B.S. from GMI Institute of Technology (now Kettering University) and a MBA from the Stanford Graduate School of Business.

Risk Factors

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around immune regulating hormones, a class of drug candidates which we believe shows promise for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. However, all drug candidates require U.S. FDA and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $131.9 million as of December 31, 2004. Our net losses for fiscal years 2004, 2003 and 2002 were $24.8 million, $25.7 million and $17.5 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

The market for treating Acute Radiation Syndrome is uncertain.

We do not believe any drug has ever been approved and commercialized for the treatment of severe acute radiation injury. In addition, the incidence of large-scale exposure to nuclear or radiological events has been low. Accordingly, even if NEUMUNE, our lead drug candidate to treat Acute Radiation Syndrome (ARS), is approved by the FDA, we cannot predict with any certainty the size of this market. The potential market for NEUMUNE is largely dependent on the size of stockpiling orders, if any, procured by the U.S. and foreign governments. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS. While we have filed a formal response to the U.S. Department of Health and Human Services Request for Information (RFI) for therapeutics to treat ARS, at least one other company has responded to this RFI, and we cannot guarantee that our response to this RFI will result in a U.S. Department of Health and Human Services Request for Proposal (RFP) or any stockpiling orders. A decision by the U.S. Government to enter into a commitment to purchase NEUMUNE prior to FDA approval is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any. In addition, even if NEUMUNE is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for NEUMUNE, that any such order would be profitable to us or that NEUMUNE will achieve market acceptance by the general public.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Companies such as Amgen Inc. have developed or are developing products to boost neutrophils after chemotherapy. A large number of companies, including Merck & Company, Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc. are also developing and marketing new drugs for the treatment of chronic inflammatory conditions. Companies such as GlaxoSmithKline, Merck & Company, Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have research and development programs in these fields.

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

As of December 31, 2004, our cash and cash equivalents totaled approximately $62.0 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product-licensing approval is granted. As a result, we may obtain regulatory approval for a drug candidate in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third parties a license to manufacture our product without our permission. Such compulsory licenses may be on terms that are less favorable to us and would likely have the effect of reducing our revenues.

Varying price regulation between countries can lead to inconsistent prices and some re-selling by third parties of products from markets where products are sold at lower prices to markets where those products are sold at higher prices. Any practice of exploiting price differences between countries could undermine our sales in markets with higher prices and reduce the sales of our future products, if any.

While we do not have any applications for regulatory approval of our products currently pending, any decline in the size of the markets in which we may in the future sell commercial products could cause the perceived market value of our business and the price of our common stock to decline.

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

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring our preclinical and clinical studies. We generally do not have control over the amount and timing of resources that our business partners devote to our drug candidates. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

•	we may not have the financial resources to continue research and development of any of our drug candidates; and

•	we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

•	delays in enrolling volunteers;

•	interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

•	lower than anticipated retention rate of volunteers in a trial;

•	unfavorable efficacy results;

•	serious side effects experienced by study participants relating to the drug candidate;

•	new communications from regulatory agencies about how to conduct these studies; or

•	failure to raise additional funds.

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

The market prices for securities of life sciences companies, particularly those that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example:

•	biological or medical discoveries by competitors;

•	public concern about the safety of our drug candidates;

•	delays in the conduct or analysis of our preclinical or clinical studies;

•	unfavorable results from preclinical or clinical studies;

•	unfavorable developments concerning patents or other proprietary rights; or

•	unfavorable domestic or foreign regulatory developments;

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $6.51 to $16.50 between January 1, 2004 and March 1, 2005.

These broad market fluctuations may adversely affect the ability of a stockholder to dispose of his shares at a price equal to or above the price at which the shares were purchased. In addition, in the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any litigation against our company, including this type of litigation, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 12% of our outstanding common stock as of December 31, 2004. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of

December 31, 2004, Mr. Hollis would beneficially own approximately 15% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Our corporate headquarters are currently located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, where we have leased approximately 22,000 square feet of office space through December 2007. In addition, we have leased, in San Diego, CA., 7,876 square feet of laboratory and office space through November 2005. We believe that our facilities are adequate for our current operations and we have lease extension options.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market System under the symbol HEPH.

The following table sets forth the quarterly high and low bid quotations and/or selling prices for our common stock from January 1, 2003 through March 1, 2005.

Common Stock		High	Low
2003
	First Quarter	$6.70	$5.00
	Second Quarter	17.50	5.78
	Third Quarter	36.25	12.22
	Fourth Quarter	22.30	9.41
2004
	First Quarter	$16.50	$8.46
	Second Quarter	13.27	6.51
	Third Quarter	14.40	7.87
	Fourth Quarter	12.20	8.50
2005
	January 1 – March 1	$9.62	$7.25

On March 1, 2005, the closing price of our common stock as reported by the Nasdaq National Market System was $7.36 per share. There were approximately 7,000 shareholders of record and beneficial stockholders of our common stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

The following table provides information as of December 31, 2004 with respect to all of our compensation plans under which we are authorized to issue equity securities of the company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Stock option equity compensation plans approved by security holders	4,306,650	$9.50	752,665
Stock option equity compensation plans not approved by security holders	1,920,000	$7.04	—
Warrant equity compensation plans not approved by security holders	956,386	$9.96	—

Total	7,183,036		752,665

The material features of each compensation plan or arrangement adopted without the approval of securities holders is included in Note 9 (“Stock Options—Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in our Notes To Financial Statements.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter 2004.

We made no repurchases of our securities during the year ended December 31, 2004.

Item 6.	Selected Financial Data

The following data summarizes certain selected financial data for each of the five years ended December 31, 2004 through 2000 and the period from inception (August 15, 1994) to December 31, 2004. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (in thousands, except per share amounts).

	2004	2003		2002	2001	2000	Period from Inception (Aug. 15, 1994) to December 31, 2004
Statement of Operations Data:
Contract revenues	$63	$—		$—	$—	$—	$63
Research and development	18,918	10,764		13,083	11,870	17,933 (3)	86,405
General and administrative	6,786	7,327	(1)	4,787	5,091	4,157	46,468

Total operating expenses	25,704	18,091		17,870	16,961	22,090	132,873
Other income (expense)	884	(7,580	)(2)	368	1,199	2,575	962

Net loss	$(24,757)	$(25,671)		$(17,502)	$(15,762)	$(19,515)	$(131,848)

Net loss per share, basic and diluted	$(1.28)	$(1.67)		$(1.35)	$(1.35)	$(1.74)
Weighted average number of common Shares outstanding, basic and diluted	19,267	15,381		12,932	11,654	11,240

Balance Sheet Data:
Cash and equivalents	$61,991	$84,852		$13,087	$30,567	$34,298
Total assets	63,242	85,381		13,982	31,462	35,099
Accounts payable and accrued expenses	5,008	3,329		2,950	3,602	2,636
Stockholders’ equity	$58,234	$82,052		$11,032	$27,860	$32,463

(1)	2003 General and administrative expenses include $2.2 million for non-cash charges related to options and warrants issued and term changes.

(2)	2003 Other income includes $7.6 million for non-cash amortization of deemed discount and deferred issuance costs on convertible debentures that was subsequently converted to common stock.

(3)	2000 Research and development expenses include $4.5 million for non-cash charges for the purchase of technology and in-process R&D.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” above. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report.

General

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. Our initial development efforts target radiation and chemotherapy induced immune suppression and immune dysregulation caused by a variety of infections and autoimmune diseases. Our initial technology development efforts are primarily focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones (IRHs) can be used to reestablish host immunity in situations of dysregulation.

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

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception until December 31, 2004, we have incurred expenses of approximately $86.4 million in research and development and $46.5 million in general and administrative expenses. In the second quarter of 2004, we generated, for the first time, a small amount of revenue. This revenue resulted from funding of research and development expenses under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT). We have received $1.0 million in net other income comprised of $9.0 million in interest income, which was partially offset by $7.6 million in deemed discount expense and $0.4 million in interest expense. The combination of these resulted in a net loss of $131.9 million for the period from inception until December 31, 2004.

Research and development expenses were $18.9 million, $10.8 million and $13.1 million in 2004, 2003 and 2002, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for NEUMUNE, IMMUNITIN and other immune regulating hormones. Research and development expenses increased $8.1 million in 2004 compared to 2003. The increase in research and development expenses was due mainly to the advancement of NEUMUNE into late stages of development as well as growth in our laboratory operations, other preclinical activities, consulting and personnel. Research and development also increased as a result of our investment in Congressional Pharmaceutical Corporation (CPC), which was expensed as in-process R&D in the first quarter of 2004. Research and development expenses decreased $2.3 million in 2003 compared to 2002. The decrease in 2003 research and development expenses was due mainly to reduced preclinical and clinical trial activities after streamlining our operations and focusing our research and development expenditures in the second half of 2002.

General and administrative expenses were $6.8 million, $7.3 million and $4.8 million in 2004, 2003 and 2002, respectively. General and administrative expenses relate to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased $0.5 million in 2004 compared to 2003 primarily due to non-cash charges totaling $2.2 million for 2003, comprised as detailed in the following paragraph. Excluding the non-cash charges in 2004 and 2003, general and administrative expenses increased $1.7 million in 2004 compared to 2003. The increase is due mainly to increases in consulting, travel and accounting/audit fees (including costs associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002), as well as increases in personnel and recruiting.

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

Other income and expenses were $0.9 million, $(7.6) million and $0.4 million in 2004, 2003 and 2002, respectively. During 2004, interest income totaling $0.9 million was the major component of other income and expense. For 2003, other income and expense included $0.4 million of interest income and $(8.0) million for items associated with convertible debentures converted to common stock that year. This $(8.0) million is comprised of the following charges: an expense of $(7.6) million for the non-cash amortization of the deemed discount and deferred issuance costs on the convertible debentures, plus interest expense on the convertible debentures totaling $(0.4) million. Other income and expense for 2002 was interest income totaling $0.4 million. The interest income increase in 2004 compared to 2003 was due to higher average balances of cash and cash equivalents.

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

We became entitled to convert the outstanding debentures into common stock in August 2003 and the remaining aggregate principal amount of convertible debentures with a face value of $9.5 million were converted into 1,666,680 shares of our common stock with a value of $5.70 per share.

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$2,228	$890	$1,306	$32	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration in 2004, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. With the possible exception of sales of our NEUMUNE product for radiation treatment, we do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, whether we receive an advance purchase contract from the U.S. government for NEUMUNE, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

Critical Accounting Policies

Certain of our accounting policies require the application of judgment and estimates by management, which may be affected by different assumptions and conditions. These estimates are typically based on historical experience, terms of existing contracts, trends in the industry and information available from other outside sources, as appropriate. We believe the estimates and judgments associated with our reported amounts are appropriate in the circumstances. Actual results could materially vary from those estimates under different assumptions or conditions.

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, and lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Threapeutics”). No such related party expenses were incurred in 2004.

Impact of Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of FAS 123R and its effect on our financial statements. We have not elected to early implement SFAS 123(R) for the year ended December 31, 2004.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2004, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.	Financial Statements and Supplementary Data

Page
Balance Sheets as of December 31, 2004 and 2003	34

Statements of Operations for the Fiscal Years Ended December 31, 2004, December 31, 2003, December 31, 2002 and the Period From Inception (August 15, 1994) to December 31, 2004	35

Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004	36

Statements of Cash Flows for the Fiscal Years Ended December 31, 2004, December 31 2003, December 31, 2002 and the Period from Inception (August 15, 1994) to December 31, 2004	38

Notes to Financial Statements	39

Report of Independent Registered Public Accounting Firm	57

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2004	2003
	(In thousands, except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$61,991	$84,852
Prepaid expenses	176	134
Deposits	44	27
Other receivable	9	—
Receivable from related party (Note 4)	—	18

Total current assets	62,220	85,031

Property and equipment, net of accumulated depreciation of $462 and $434	961	282
Deposits	61	68

Total assets	$63,242	$85,381

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$5,008	$3,329

Total current liabilities	5,008	3,329

Commitments and contingencies (Notes 6, 11, 12)
Stockholders’ equity: (Notes 3, 7, 8, 9, 10)
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 19,347 and 19,272 shares issued and 19,288 and 19,213 outstanding respectively	193	193
Paid-in capital	190,235	189,296
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(131,848)	(107,091)

Total stockholders’ equity	58,234	82,052

Total liabilities and stockholders’ equity	$63,242	$85,381

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31,			Period from Inception (Aug. 15, 1994) to December 31, 2004
	2004	2003	2002
	(In thousands, except per share amounts)
Revenue:
Contract R&D revenue	$63	$—	$—	$63

Total revenue	63	—	—	63

Operating expenses:
Research and development
R & D operating expenses	18,915	10,442	13,017	80,738
R & D costs related to common stock and stock option grants for collaborations and technology purchases	3	322	66	5,667

Total research and development	18,918	10,764	13,083	86,405
General and administrative
G & A operating expenses	6,653	5,161	4,523	34,128
G & A costs related to options / warrants granted	133	2,166	264	12,340

Total general and administrative	6,786	7,327	4,787	46,468

Total operating expenses	25,704	18,091	17,870	132,873
Other income (expense):
Loss on disposition of assets	(33)	(2)	(21)	(56)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	(7,627)	—	(7,627)
Interest income	917	387	389	9,033
Interest expense	—	(338)	—	(388)

Total other income (expense), net	884	(7,580)	368	962

Net loss	$(24,757)	$(25,671)	$(17,502)	$(131,848)

Net loss per share, basic and diluted	$(1.28)	$(1.67)	$(1.35)
Weighted average number of common shares outstanding, basic and diluted	19,267	15,381	12,932

The accompanying notes are an integral part of these financial statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deferred compensation	Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands )
Contribution by stockholder	—	$—	—	$—	$103	—	—	$—	$—	$103
Common stock issued for cash	—	—	2,853	—	25	—	—	—	—	25
Common stock issued as consideration for the license agreements (Note 6)	—	—	543	—	5	—	—	—	—	5
Net loss	—	—	—	—	—	—	—	—	(1,277)	(1,277)

Balance at December 31, 1994	—	—	3,396	—	133	—	—	—	(1,277)	(1,144)
Common stock issued for cash	—	—	679	—	250	—	—	—	—	250
Common stock issued as consideration for amendments to the license agreements (Note 6)	—	—	76	—	28	—	—	—	—	28
Net loss	—	—	—	—	—	—	—	—	(672)	(672)

Balance at December 31, 1995	—	—	4,151	—	411	—	—	—	(1,949)	(1,538)
Common stock issued in conversion of debt (Note 7)	—	—	165	—	371	—	—	—	—	371
Common stock issued for cash, net of expenses (Note 7)	—	—	580	—	1,234	—	—	—	—	1,234
Common stock issued as consideration for termination of a finance agreement	—	—	15	—	34	—	—	—	—	34
Warrants issued to consultants for services rendered	—	—	—	—	24	—	—	—	—	24
Net loss	—	—	—	—	—	—	—	—	(692)	(692)

Balance at December 31, 1996	—	—	4,911	—	2,074	—	—	—	(2,641)	(567)
Recapitalization of Company upon the merger with Initial Acquisition Corp. (Note 3)	—	—	883	58	6,213	—	—	—	—	6,271
Warrants issued to a certain director upon the successful closure of the merger (Note 3)	—	—	—	—	570	—	—	—	—	570
Exercise of warrants, net of expenses	—	—	978	10	5,619	—	—	—	—	5,629
Deferred compensation – stock options (Note 9)	—	—	—	—	1,848	—	—	(1,848)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	282	—	282
Exercise of stock options	—	—	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	(5,253)	(5,253)

Balance at December 31, 1997	—	—	6,772	68	16,325	—	—	(1,566)	(7,894)	6,933
Exercise of warrants	—	—	399	4	1,196	—	—	—	—	1,200
Exercise of stock options	—	—	53	1	155	—	—	—	—	156
Private Placement, net of expenses (Note 7)	4	—	1,329	13	19,877	—	—	—	—	19,890
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	408	—	—	—	—	408
Stock issued for license fee (Note 6)	—	—	33	—	500	—	—	—	—	500
Stock issued for services in lieu of cash	—	—	6	—	95	—	—	—	—	95
Options issued for services in lieu of cash (Note 9)	—	—	—	—	240	—	—	—	—	240
Amortization of deferred compensation	—	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	—	(5,427)	(5,427)

Balance at December 31, 1998	4	$—	8,592	$86	$38,796	—	—	$(1,258)	$(13,321)	$24,303
Exercise of warrants	—	—	755	8	5,136	—	—	—	—	5,144
Exercise of stock options	—	—	10	—	75	—	—	—	—	75
Private Placement, net of expenses (Note 7)	—	—	1,368	14	24,759	—	—	—	—	24,773
Preferred Stock Conversion (Note 7,8)	(4)	—	346	3	(3)	—	—	—	—	—
Deferred compensation-Options forfeited (Note 9)	—	—	—	—	(1,207)	—	—	1,258	—	51
Amortization of non-employee options	—	—	—	—	559	—	—	—	—	559
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	2,140	—	—	—	—	2,140
Options accelerated vesting (Note 9)	—	—	—	—	4,900	—	—	—	—	4,900
Net loss	—	—	—	—	—	—	—	—	(15,320)	(15,320)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deferred compensation	Deficit accumulated during development stage	Total
	shares	Amount	Shares	Amount		Shares	Amount
	( In thousands )
Balance at December 31, 1999	—	—	11,071	111	75,155	—	—	—	(28,641)	46,625
Exercise of warrants	—	—	133	2	758	—	—	—	—	760
Exercise of stock options	—	—	1	—	5	—	—	—	—	5
Common Stock issued for 401k/401m plan	—	—	6	—	63	—	—	—	—	63
Common Stock issued for In-Process R&D (Note 6)	—	—	209	2	1,998	—	—	—	—	2,000
Options granted for license fee	—	—	38	—	598	—	—	—	—	598
Amortization of non-employee options	—	—	—	—	79	—	—	—	—	79
Common Stock issued for purchase of technology	—	—	132	1	1,847	—	—	—	—	1,848
Net loss	—	—	—	—	—	—	—	—	(19,515)	(19,515)

Balance at December 31, 2000	—	—	11,590	116	80,503	—	—	—	(48,156)	32,463
Exercise of stock options	—	—	10	—	22	—	—	—	—	22
Common Stock issued for 401k/401m plan	—	—	16	—	96	—	—	—	—	96
Private Placement, net of expenses (Note 7)	—	—	1,280	13	10,644	—	—	—	—	10,657
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	80	—	—	—	—	80
Amortization of non-employee options	—	—	—	—	96	—	—	—	—	96
Warrants issued for services	—	—	—	—	208	—	—	—	—	208
Net loss	—	—	—	—	—	—	—	—	(15,762)	(15,762)

Balance at December 31, 2001	—	—	12,896	129	91,649	—	—	—	(63,918)	27,860
Exercise of stock options	—	—	—	—	2	—	—	—	—	2
Common Stock issued for 401k/401m plan	—	—	26	—	137	—	—	—	—	137
Common Stock issued for sublicense agreement (Note 6)	—	—	50	1	204	—	—	—	—	205
Common Stock issued to consultants	—	—	—	—	17	—	—	—	—	17
Amortization of non-employee options	—	—	—	—	66	—	—	—	—	66
Warrants issued for services	—	—	—	—	247	—	—	—	—	247
Net loss	—	—	—	—	—	—	—	—	(17,502)	(17,502)

Balance at December 31, 2002	—	—	12,972	130	92,322	—	—	—	(81,420)	11,032
Common Stock issued for 401k/401m plan	—	—	32	—	223	—	—	—	—	223
Exercise of warrants	—	—	467	5	3,323	—	—	—	—	3,328
Exercise of stock options	—	—	85	1	955	—	—	—	—	956
Stock options issued	—	—	—	—	561	—	—	—	—	561
Private Placement, net of expenses	—	—	1,283	13	14,290	—	—	—	—	14,303
Common Stock issued for sublicense agreement (Note 6)	—	—	119	1	644	—	—	—	—	645
Common Stock issued for milestone payment	—	—	50	1	281	—	—	—	—	282
Debt Conversion	—	—	1,755	17	9,983	—	—	—	—	10,000
Common Stock issued in lieu of cash / interest	—	—	9	—	142	—	—	—	—	142
Public Offering, net of expenses	—	—	2,500	25	58,576	—	—	—	—	58,601
Deemed discount on convertible debentures	—	—	—	—	6,470	—	—	—	—	6,470
Warrants issued for services	—	—	—	—	1,398	—	—	—	—	1,398
Amortization of non-employee options	—	—	—	—	128	—	—	—	—	128
Purchase of treasury stock	—	—	—	—	—	(59)	(346)	—	—	(346)
Net loss	—	—	—	—	—	—	—	—	(25,671)	(25,671)

Balance at December 31, 2003	—	—	19,272	193	189,296	(59)	(346)	—	(107,091)	82,052
Common Stock issued for 401k/401m plan	—	—	17	—	147	—	—	—	—	147
Exercise of warrants	—	—	6	—	11	—	—	—	—	11
Exercise of stock options	—	—	4	—	16	—	—	—	—	16
Common Stock issued for In-Process R&D (Note 6)	—	—	48	—	629	—	—	—	—	629
Amortization of non-employee options	—	—	—	—	136	—	—	—	—	136
Net loss	—	—	—	—	—	—	—	—	(24,757)	(24,757)

Balance at December 31, 2004	—	—	19,347	$193	$190,235	(59)	$(346)	—	$(131,848)	$58,234

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

	2004	2003	2002	Period from Inception (Aug. 15, 1994) to December 31, 2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,757)	$(25,671)	$(17,502)	$(131,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	218	118	122	793
Disposal of assets	33	2	21	63
Amortization of deemed discount on convertible debentures	—	6,470		6,470
Amortization of deferred issuance cost	—	1,157		1,157
Common stock issued for 401k/401m plan	147	223	137	666
Common stock issued as consideration for amendments to the license agreements	—	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	—	34
Common stock and options issued as consideration for license fees, milestone payment, interest and services	136	552	271	2,829
Expense related to warrants issued as consideration to consultants	—	1,518	247	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	—	570
Expense related to stock options issued	—	561	17	5,718
Expense related to common stock issued for the purchase of technology	—	—	—	1,848
Common stock issued as consideration for In-Process R&D	629	—	—	2,629
Deferred compensation expense related to options issued	—	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(42)	(11)	46	(176)
Deposits	(10)	(8)	(60)	(105)
Other receivable	(9)	13	(13)	(9)
Other Receivable from related party	18	3	3	—
Accounts payable and accrued expenses	1,679	1,024	(652)	5,652

Net cash used in operating activities	(21,958)	(14,049)	(17,363)	(98,353)
Cash flows provided by investing activities:
Purchase of property and equipment	(930)	(4)	(119)	(1,817)
Payback of loan by a company officer	—	253	—	—

Net cash provided by (used in) investing activities	(930)	249	(119)	(1,817)
Cash flows from financing activities:
Contributions from stockholder	—	—	—	104
Net proceeds from sale of preferred stock	—	—	—	4,000
Net proceeds from sale of common stock	—	72,413	—	125,242
Net proceeds from issuance of convertible debentures and warrants	—	9,214	—	9,214
Purchase of treasury stock	—	(346)	—	(346)
Proceeds from issuance of debt	—	—	—	371
Net proceeds from recapitalization	—	—	—	6,271
Net proceeds from warrants/options exercised	27	4,284	2	17,305

Net cash provided by financing activities	27	85,565	2	162,161
Net increase (decrease) in cash and equivalents	(22,861)	71,765	(17,480)	61,991
Cash and equivalents at beginning of period	84,852	13,087	30,567	—

Cash and equivalents at end of period	$61,991	$84,852	$13,087	$61,991

Supplemental disclosure of cash flow information:
Interest paid	$—	$338	$—	$388
Conversion of debt to equity	—	10,000	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	247	559
Warrants issued in lieu of cash, commissions on private placement	—	—	—	733
Warrants issued in connection with convertible debentures	—	371	—	371

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements

1.	The Company

Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”), a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. From inception (August 15, 1994) through March 1997, the Company’s efforts were directed toward organizing, licensing technology and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into multiple Phase II clinical studies. Our initial technology development efforts are focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones can be used to reestablish host immunity in situations of dysregulation. In the second quarter of 2004, we generated, for the first time, a small amount of revenue. This revenue resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. To date, the Company has not developed commercial products or generated any product sales for the period since inception (August 15, 1994 through December 31, 2004).

2.	Summary of Accounting Policies

Cash Equivalents

The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2004 the Company’s cash equivalents are approximately $62.0 million and are deposited primarily in a money market mutual fund with a large financial institution.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives or the lease term of the assets (five and seven years) using the straight-line method.

Revenue Recognition

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104), which updates and summarizes the Commission’s views on the application of generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policies conform to the requirements of SAB 104.

Contract revenue is recognized as the services are performed on a cost reimbursement basis. Revenue associated with development milestones, if any, is recognized based upon the achievement of the milestones, as defined in the respective agreements. Overall, revenue is considered to be realized or realizable and earned when there is persuasive evidence of a revenue arrangement in the form of a contract or purchase order, the services have been performed, the price is fixed or determinable and collectability is reasonably assured.

Research and Development

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, and lab supplies,

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2004.

Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting and Disclosure for Stock-Based Compensation.” The Company has also adopted the pro forma disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

As required by SFAS No. 148 and SFAS No. 123, the Company provides pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the periods presented as if the fair-value-based method defined in SFAS No. 123 had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net loss—As reported	$(24,757)	$(25,671)	$(17,502)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	-0-	122	-0-
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(5,203)	(4,865)	(5,570)

Net loss—Pro forma	$(29,960)	$(30,414)	$(23,072)
Basic and diluted net loss per share—As reported	$(1.28)	$(1.67)	$(1.35)
Basic and diluted net loss per share—Pro forma	$(1.55)	$(1.98)	$(1.78)

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Potential common shares of 7,813,643, 7,097,978, and 6,254,853 related to the Company’s outstanding stock option and warrants were excluded from the computation of diluted net loss per share for the years ended December 31, 2004, 2003 and 2002 because their effect on net loss per share is anti-dilutive.

Recent Accounting Pronouncements

In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of FAS 123R and its effect on our financial statements. The effect of adopting this statement on the Company’s historical statements of operations is reflected on a proforma basis in the “Accounting for Stock-Based Compensation” section of Note 2 to the financial statements. The Company has not elected to early implement SFAS 123(R) for the year ended December 31, 2004.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On April 23, 2001, the Company entered into a promissory note with a stockholder/officer in the amount of $16,875. Interest was at 4.5% per annum. The promissory note was paid in full prior to the due date of April 23, 2004, with three annual payments.

On May 22, 1998, the Company entered into a promissory note with a stockholder/officer in the amount of $200,000. Interest was at 5.5% per annum. The note was repaid in full in May 2003.

5.	Income Taxes

The Company has available a net operating loss carryforward of approximately $103 million at December 31, 2004 which may be carried forward as an offset to taxable income, if any, in future years through its expiration in 2012 to 2024. The Company has a net deferred tax asset of approximately $41 million at December 31, 2004 comprised of capitalized start-up costs, research and development credits, and the net operating loss carryforward. The net deferred tax asset has been fully reserved due to the uncertainty of the Company being able to generate taxable income under the more likely than not criteria of SFAS 109. If certain substantial changes in the Company’s ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year. The Company has not performed a “section 382” change in control test to date. Until this test is performed, the Company cannot be certain of the use of the loss carryforwards.

6.	Related Party Licenses and other Agreements and Contingencies

Colthurst, Edenland and Mr. Prendergast

During 1994, the Company entered into two license agreements and one research, development and option agreement as discussed in the following paragraphs.

Pursuant to a license agreement dated May 18, 1994 (“Colthurst License Agreement”) with related parties, Patrick T. Prendergast, a significant stockholder at the time, and with Colthurst Limited, a company controlled by Mr. Prendergast, the Company acquired the exclusive worldwide rights to Mr. Prendergast’s patent rights, know-how and background technology relating to the treatment of human/animal immunodeficiency. The agreement was amended on August 11, 1995 to change the license fee payment terms as discussed below in paragraph four of this Note. Per the license agreement, the Company agreed to pay royalties on product revenues.

On August 25, 1994, the Company entered into a license agreement (“Edenland License Agreement”) with a related party, Edenland Inc., a company controlled by Mr. Prendergast, for the exclusive worldwide rights to

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Mr. Prendergast’s patent rights, know-how and background technology related to the substance tradenamed HE317 and to any other pharmaceutical product that became subject to the license agreement under the research, development and option agreement discussed below. The agreement was amended on August 11, 1995 to change the license fee payment terms as discussed in the following paragraph. Per the Edenland License Agreement, the Company agreed to pay royalties on product revenues.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On May 17, 2004, the Company received a copy of a Demand for Arbitration from Colthurst, Edenland and Mr. Prendergast, claiming, among other things, that the Company breached the agreements with them when the Company did not issue to Colthurst the remaining 528,000 shares of the Company’s common stock and declared that the warrant to purchase up to 400,000 shares of the Company’s common stock would not vest as to any shares, as described above.

While the Company cannot guarantee that, as a result of this dispute, additional equity will not be issued or that an additional accounting charge will not be made, the Company is confident in the analysis that Colthurst did not satisfy the conditions required to receive the additional shares of the Company’s common stock and the shares underlying the warrant, and the Company believes that the claims underlying the demand for arbitration are without merit. The Company intends to contest these claims vigorously, and has filed a counterclaim in arbitration seeking damages from Colthurst, Edenland and Mr. Prendergast for numerous breaches of these agreements by them. The Company does not believe that this litigation will have a material adverse effect on the Company or the Company’s financial condition.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Hollis-Eden elected not to exercise the option to acquire the remainder of Aeson by September 30, 2002. Accordingly, the option to acquire Aeson has now expired. The Company continues to hold a 25% equity interest in Aeson which is accounted for under the equity method.

Pharmadigm

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. This cost was expensed in the third quarter of 2002. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement (of which 118,921 were issued the quarter ended March 31, 2003). We may also make substantial additional milestone and royalty payments in cash to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. To date, no such milestones have been met to date. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes served as a scientific consultant to Hollis-Eden from 1999 to mid-2003.

Congressional Pharmaceutical

In February 2004, the Company acquired Congressional Pharmaceutical Corporation (“CPC”) and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. These intellectual property rights consist of a series of patents and patent applications that relate to discoveries made by David J. Grdina, Ph.D., Professor of Radiation and Cellular Oncology at the University of Chicago. The patented technology covers a series of compounds that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. In the acquisition the Company issued approximately 50,000 shares of common stock to the former stockholders of CPC valued at approximately $650,000, in accordance with Emerging Issues Task Force No. 99-12. In addition, if the Company achieves certain development milestones, it will be required to issue additional shares of our common stock to the former stockholders of CPC. In the event all of the milestones are achieved, the total number of additional shares that the Company would be required to issue to the former stockholders of CPC is 275,000, more than half of which would be issued only upon FDA approval of CPC’s product. No such milestone has been met to date. Furthermore, upon regulatory approval and commercialization of products covered by the licensed intellectual property, the Company may be required to pay royalties to the former stockholders of CPC and the University of Chicago. Following the acquisition, Dr. Grdina agreed to an exclusive consulting arrangement with the Company in the fields of hematopoiesis and radiation and chemotherapy exposure.

7.	Common Stock

Reverse Stock Splits

During February 1995, there was a 3-for-5 reverse stock split of the Company’s common stock and in March 1996, a 1-for-2.65 reverse stock split of the Company’s common stock. Both reverse stock splits have been retroactively reflected for all periods presented.

Common Stock Financings

In January 1996, the Company completed a $367,522 round of debt financing with a group of private investors. These notes, with an 8% interest rate, were due on or before the earlier of (i) January 21, 1997 or (ii)

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

During June 2003, the Company completed a private placement of common stock and warrants, from which it received gross proceeds of $14.7 million. In October 2003 the Company completed a public offering of an aggregate of 2,500,000 shares of common stock at a price of $25.00 per share and received $62.5 million in gross proceeds from this offering.

8.	Preferred Stock

During May 1998, as part of a private placement, the Company issued 4,000 shares of Convertible Preferred Stock for proceeds of $4.0 million. The proceeds of the offering are included in the proceeds to the May 1998 financing described in Note 7, above.

During January 1999, the Company issued 346,127 shares of common stock in connection with the conversion of the Series A Convertible Preferred Stock and additional shares relating to the Adjustable Common Stock. The Adjustable Common Stock was issued during the private placement of May 1998 and was subject to adjustment based on the future average stock price of the Company’s common stock as described in Note 7. Upon conversion, all outstanding shares of Preferred stock and Adjustable Common stock were eliminated.

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

1997 Stock Option Plan

The 1997 Stock Option Plan (the “Plan”) was approved by the Company’s stockholders in 1997. Under the Plan, 5,150,000 shares of common stock have been reserved for issuance to employees, officers, directors, and consultants of the Company and provides for the grant of incentive and nonstatutory stock options. The Board of Directors determines terms of the stock option agreements, including vesting requirements. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The options expire not later than ten years from the date of the grant and generally are exercisable ratably over a three-year or four-year period beginning one-year from the date of the grant. The following table summarizes stock option activity under the Plan for 1997 through 2004 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
1997
Granted	518	$6.75-8.70	$7.13

Outstanding, December 31, 1997	518	$6.75-8.70	$7.13

1998
Granted	341	13.25-16.75	14.52
Forfeited	100	8.70	8.70

Outstanding, December 31, 1998	759	$6.75-16.75	$10.24

1999
Granted	776	10.56-16.63	12.70
Forfeited	61	14.06-14.63	14.63

Outstanding, December 31, 1999	1,474	$6.75-16.75	$11.36

2000
Granted	774	6.50-15.06	8.18
Exercised	1	6.75	6.75
Forfeited	24	6.75-15.13	14.22

Outstanding, December 31, 2000	2,223	$6.50-16.75	$10.22

2001
Granted	170	3.53-11.84	6.13
Forfeited	65	5.09-16.63	13.31

Outstanding, December 31, 2001	2,328	$3.53-16.75	$9.80

2002
Granted	696	5.15-10.10	9.48
Forfeited	55	5.13-13.13	8.17

Outstanding, December 31, 2002	2,969	$3.53-16.75	$10.98

2003
Granted	943	2.25-17.83	6.59
Exercised	85	4.50-13.13	11.25
Forfeited	66	4.00-16.75	12.17

Outstanding, December 31, 2003	3,761	$2.25-17.83	$8.88

2004
Granted	596	8.54-15.20	13.69
Exercised	4	3.53-5.29	3.75
Forfeited	46	10.56-17.83	13.66

Outstanding, December 31, 2004	4,307	$2.25-17.83	$9.50

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company entered into stock option agreements with certain directors, officers and consultants. These options became exercisable according to a schedule of vesting as determined by the Board of Directors. During 2002, 2003 and 2004 the Company granted options to certain directors, officers, and consultants, and will recognize $17,000, $730,000 and $100,800, respectively, in expense related to these options over the vesting periods. Expenses related to options for consultants and directors were $66,000, $630,000 and $34,000 in 2002, 2003 and 2004, respectively. The remaining $56,000 charge for these options will be expensed over the remaining vesting period of the options.

As of December 31, 2004, the total remaining shares of common stock available for grant on the 1997 Stock Option Plan is 752,665.

Non-Plan Options

During 1995 and 1996, the Company granted non-statutory stock options to purchase a total of 608,000 shares to directors, officers and consultants. In 2004, the Company granted non-statutory stock options to purchase a total of 170,000 shares to directors and officers. As of December 31, 2004, options to purchase 170,000 shares were outstanding.

In February 1997, as part of an employment agreement, the Company granted a non-statutory stock option to an executive to purchase 2,400,000 shares of the Company’s common stock at a price of $5.00 per share, which option vested ratably over a six-year period. The intrinsic value of the options was $1,848,000. As a result, the Company recorded as deferred compensation a non-cash charge of $1,848,000, which was being amortized ratably over the six-year vesting period. Through February 1999, the Company had amortized a total of $641,333. In March 1999, the Company announced the resignation of this executive, at which time the Company and the executive agreed that the option would remain outstanding for a total of 1,200,000 shares, including the acceleration of vesting of 400,000 shares. This acceleration is considered to be a new grant of options and, as such, the Company took a one-time non-cash charge of $4.9 million during the first quarter of 1999. No change was made to the terms of the option for the remaining 800,000 shares.

In March 1999, the Company granted a non-statutory stock option to purchase 300,000 shares to an officer.

On June 18, 2004, the Company granted stock options to purchase a total of 80,000 shares of common stock of the Company, at an exercise price of $11.75 per share, the fair market value of the date of grant, to two new directors. Options to purchase one-third of the total number of shares vest upon the first anniversary of the grant, and options to purchase the remaining shares vest in equal monthly installments over the following two years.

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

On September 20, 2004, the Company granted stock options to purchase 40,000 shares of common stock of the Company, at an exercise price of $10.79 per share, the fair market value at the date of grant, to a new executive officer. Options to purchase one-fourth of the total number of shares vest upon the first anniversary of the grant, and options to purchase the remaining shares vest in equal monthly installments over the following three years.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2004 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
1995
Granted	38	$2.65-7.95	$4.64

Outstanding, December 31, 1995	38	$2.65-7.95	$4.64

1996
Granted	570	2.25	2.25

Outstanding, December 31, 1996	608	$2.25-7.95	$2.40

1997
Granted	2,400	5.00	5.00
Forfeited	50	2.25	2.25

Outstanding, December 31, 1997	2,958	$2.25-7.95	$4.51

1998
Exercised	53	2.25-5.30	2.93
Forfeited	50	2.25	2.25

Outstanding, December 31, 1998	2,855	$2.25-7.95	$4.58

1999
Granted	300	16.63	16.63
Exercised	10	7.95	7.95
Forfeited	1,220	2.25-5.00	4.95

Outstanding, December 31, 1999	1,925	$2.25-16.63	$6.16

Outstanding, December 31, 2000	1,925	$2.25-16.63	$6.16

2001
Exercised	10	2.25	2.25

Outstanding, December 31, 2001	1,915	$2.25-16.63	$6.23

Outstanding, December 31, 2002	1,915	$2.25-16.63	$6.23

2003
Forfeited	165	2.25	2.25

Outstanding, December 31, 2003	1,750	$2.25-16.63	$6.60

2004
Granted	170	$10.79-11.75	$11.51

Outstanding, December 31, 2004	1,920	$2.25-16.63	$7.04

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2004 were as follows:

Range of Exercise Prices	Outstanding options			Exercisable options
	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$ 2.25-$ 4.99	441,146	2.2	$2.38	437,384	$2.36
$ 5.00-$ 8.99	2,883,456	5.3	5.69	2,520,749	5.69
$ 9.00-$12.99	1,532,548	7.0	10.64	1,032,547	10.48
$13.00-$17.99	1,369,500	6.0	15.15	876,990	15.28

Balance as of 12/31/2004	6,226,650	5.66	$8.76	4,867,670	$8.14

Pro Forma Disclosures of Net Income

The Company has elected to account for its stock-based compensation plans under APB 25 (see Note 2); however, for pro forma disclosure purposes, the Company has computed the value of all options granted to employees during 2002 through 2004, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.34%	3.27%	4.25%
Expected divided yield	0%	0%	0%
Expected lives	5 years	5 years	5 years
Expected volatility	180%	122%	93%

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

The weighted average, estimated fair values of employee stock options granted during fiscal 2004, 2003 and 2002 were $11.49, $6.31 and $8.00 per share, respectively.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

IAC Management Warrants

During April 1994, the Company issued warrants, to existing shareholders and management, to purchase 160,000 units (the “Units”) at $10.00 per Unit, each unit to be identical to the Units issued as part of its initial public offering. Each Unit consists of (i) one share of common stock, $.01 par value per share and (ii) one Class A Warrant entitling the holder to purchase one share of common stock at a price of $9.00 per share. The warrants have expired except for one warrant to purchase 50,000 units, which expires March 18, 2005.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2001, the Company issued three-year warrants to purchase 16,870 shares of common stock with exercise prices ranging from $4.72 to $10.10. The warrants have no vesting period, an estimated value of approximately $80,000 was expensed, and were issued in lieu of cash for services. The majority of these warrants have not been exercised. The unexercised warrants have expired.

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

2002 Consulting Warrants

In March 2002, the Company agreed to issue a three-year warrant to a consultant, Dr. Joseph Hollis, to purchase up to 60,000 shares of common stock at an exercise price of $11.00 per share for services rendered in 2002. Dr. Hollis is the brother of Richard B. Hollis.

During the fourth quarter of 2002, the Company issued a three-year warrant to purchase up to 10,000 shares of common stock at exercise price of $4.54 per share. The warrants were issued in lieu of cash for consulting services performed for the Company during 2002.

All of the 2002 warrants were valued at a total of $247,000 using the Black-Scholes pricing model. The value of the warrants was expensed and is included in the 2002 operating expenses.

2003 Convertible Note and Warrants

On February 25, 2003, the Company completed a private placement in which the Company issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase up to 701,760 shares of common stock. The debentures are convertible into common stock at a price of $5.70 per share, which represented a discount from the price of common stock on the commencement date. Also issued in connection with this private placement were warrants to purchase up to

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

350,880 shares of common stock which are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.71, subject to adjustment. The warrants are exercisable until February 25, 2007. Approximately half of these warrants have been exercised.

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

As a finders fee, the Company issued a warrant with an expiration date of June 19, 2008 to the placement agent, for a total of 44,266 shares of common stock with an exercise price of $13.22. The value ascribed to this warrant based on the Black-Scholes pricing model was $0.5 million. This warrant has not been exercised.

2004 Consulting Warrants

During 2004, the Company issued two two-year warrants to purchase up to a total of 12,000 shares of common stock at exercise prices of $10.15 and $11.75 per share. The warrants were issued for consulting services performed for the Company.

The 2004 warrants were valued at a total of $108,280 using the Black-Scholes pricing model. The value of the warrants is amortized according to the vesting period which approximates the period over which the services are performed. In 2004, $102,860 was expensed and is included in the 2004 operating expenses, the additional $5,420 will be expensed in 2005, over the remaining vesting period.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock warrant activity for 2002 through 2004 (in thousands, except per share amounts):

	Shares	Price Per Share
		Range	Weighted Average
Outstanding, December 31, 2001	2,005	$3.09-20.50	$13.40

2002
Issued	70	4.54-11.00	10.08
Forfeited	704	11.02-18.25	11.94

Outstanding, December 31, 2002	1,371	$3.09-20.50	$13.97

2003
Issued	1,262	5.99-15.45	8.73
Exercised	467	3.09-15.45	7.49
Forfeited	579	3.09-20.50	19.26

Outstanding, December 31, 2003	1,587	$3.09-15.45	$9.85

2004
Issued	12	10.15-11.75	11.22
Exercised	6	4.72-10.10	5.15
Forfeited	6	4.72-10.10	6.99

Outstanding, December 31, 2004	1,587	$3.09-15.45	$9.82

For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 2004 (in thousands, except per share amounts):

	Outstanding Warrants		Exercisable Warrants
Range of Exercise Prices	Shares	Weighted average price	Shares	Weighted average price
$ 3.00-$ 5.00	31	$3.57	31	$3.57
$ 5.01-$10.00	868	8.06	868	8.06
$10.01-$15.00	509	11.23	508	11.23
$15.01-$20.00	179	15.45	179	15.45

Balance as of 12/31/2004	1,587	$9.82	1,586	$9.82

11.	Employment Agreement

Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996 (the “Hollis Employment Agreement”), Mr. Hollis’ annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses, future salary increases and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. Effective January 1, 2004, Mr. Hollis’ base salary was increased from $462,000 to $485,000. If Mr. Hollis’ employment is terminated “without cause,” “for insufficient reason” or pursuant to a “change in control” (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the surviving corporation in

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

a change in control, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis’ employment is terminated “with cause” or if Mr. Hollis resigns other than for “sufficient reason,” Mr. Hollis’ compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

12.	Leases

Rental expenses for principal leased facilities under non-cancelable operating leases were approximately $902,000, $754,000 and $644,000 for 2004, 2003 and 2002 respectively. Future minimum payments for operating leases are as follows (in thousands):

Operating Leases
2005	$890
2006	640
2007	666
2008	23
2009	9

Total minimum lease payments	$2,228

13.	Supplementary Financial Data (Unaudited)

Interim Financial Information

(Unaudited)

	Quarter Ended				Total Year
	March	June	September	December
	(In thousands, except per share)
Year Ended December 31, 2004
R&D operating expenses	$4,665	$3,425	$4,259	$6,566	$18,915
G&A operating expenses	1,429	1,693	1,483	2,048	6,653
Non-cash charges	12	15	71	38	136
Net loss	5,901	4,879	5,586	8,391	24,757
Net loss per share	(0.31)	(0.25)	(0.29)	(0.44)	(1.28)
Cash and cash equivalents	79,215	73,116	68,177	61,991	61,991

Year Ended December 31, 2003
R&D operating expenses	$2,305	$1,741	$2,619	$3,777	$10,442
G&A operating expenses	973	1,155	1,197	1,836	5,161
Non-cash charges	1,656	725	91	16	2,488
Net loss	5,197	4,731	10,328	5,415	25,671
Net loss per share	(0.40)	(0.36)	(0.66)	(0.28)	(1.67)
Cash and cash equivalents	19,424	32,796	29,720	84,852	84,852

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hollis-Eden Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Hollis-Eden Pharmaceuticals, Inc. (the “Company”) (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 and for the period from inception (August 15, 1994) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollis-Eden Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2004 and for the period from inception (August 15, 1994) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 4, 2005

Item 9.	Changes in and Disagreements with Accountants

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Hollis-Eden’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Hollis-Eden. Hollis-Eden’s internal control system was designed to provide reasonable assurance to Company management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

Management recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of Hollis-Eden’s internal control over financial reporting as of December 31, 2004, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

BDO Seidman LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of Hollis-Eden’s internal control over financial reporting as of December 31, 2004. Its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hollis-Eden Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hollis-Eden Pharmaceuticals, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2004 and for the period from inception (August 15, 1994) to December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 4, 2005

Changes in Internal Control over Financial Reporting

There were no changes in Hollis-Eden’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

At its meeting on December 16, 2004, the Compensation Committee of the Board of Directors took the following actions with respect to the compensation of the Company’s named executive officers (as defined in Regulation S-K item 402(a)(3)):

Executive Officer	2005 Base Salary	2004 Bonus
Richard B. Hollis Chairman of the Board, President and Chief Executive Officer	$500,000	$325,000
Dwight R. Stickney, M.D. Vice President, Medical Affairs	335,000	52,000
Daniel D. Burgess Chief Operating Officer and Chief Financial Officer	322,000	52,000
James M. Frincke, Ph.D. Chief Scientific Officer	280,000	52,000
Eric J. Loumeau Vice President, Corporate General Counsel	255,000	45,000

PART III

Item 10.	Directors and Executive Officers of the Registrant

See the section entitled “Executive Officers and Senior Management” in Part I, Item 1 hereof for information regarding executive officers and senior management.

The other information required by this item is incorporated by reference from Hollis-Eden’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Hollis-Eden’s 2005 Annual Meeting (the “Proxy Statement”).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents have been filed as part of this Annual Report to Stockholders on Form 10-K:

1.	Financial Statements: The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2004, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2005.

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

Signature	Title	Date

/s/ RICHARD B. HOLLIS Richard B. Hollis	Chairman of the Board of Directors, Chief Executive Officer, President And Director	March 1, 2005

/s/ DANIEL D. BURGESS Daniel D. Burgess	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ ROBERT W. WEBER Robert W. Weber	Chief Accounting Officer and Vice President—Controller (Principal Accounting Officer)	March 1, 2005

/s/ PAUL BAGLEY Paul Bagley	Director	March 1, 2005

/s/ JEROME M. HAUER Jerome M. Hauer	Director	March 1, 2005

/s/ BRENDAN R. MCDONNELL Brendan R. McDonnell	Director	March 1, 2005

/s/ THOMAS C. MERIGAN JR. M.D. Thomas C. Merigan, Jr. M.D.	Director	March 1, 2005

/s/ MARC R. SARNI Marc R. Sarni	Director	March 1, 2005

/s/ SALVATORE J. ZIZZA Salvatore J. Zizza	Director	March 1, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

*10.37	Amended 401(k) Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.38	First Amendment to Sublease dated December 19, 2001 between Cooley Godward LLP and Registrant.

23.1	Consent of BDO Seidman, LLP.

24.1	Power of Attorney. Reference is made to signature page hereto

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

*	Previously filed.
†	Management contract or compensatory plan, contract or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.