Form 10-Q
period 2005-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2005-05-10
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 4, 2005 there were 19,297,713 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

Part I. Financial Information

Item I. Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	March 31, 2005 (Unaudited)	Dec. 31, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$54,198	$61,991
Prepaid expenses	116	176
Deposits	82	44
Receivable from related party	7	—
Receivable from other party	—	9

Total current assets	54,403	62,220

Property and equipment, net of accumulated depreciation of $526 and $462, respectively	1,255	961
Receivable from related party	3	—
Deposits	61	61

Total assets	$55,722	$63,242

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$4,288	$5,008

Total current liabilities	4,288	5,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 19,347 issued and 19,288 shares outstanding	193	193
Paid-in capital	190,247	190,235
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(138,660)	(131,848)

Total stockholders’ equity	51,434	58,234

Total liabilities and stockholders’ equity	$55,722	$63,242

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three months ended March 31,		Period from Inception (Aug.15, 1994) to March 31, 2005
	2005	2004
Revenue:
Contract R&D revenue	$—	$—	$63

Total revenue	—	—	63

Operating expenses:
Research and development:
R&D operating expenses	5,344	4,665	86,082
R&D costs related to common stock, option, & warrant grants for collaborations	—	3	5,667
General and administrative:
G&A operating expenses	1,776	1,429	35,904
G&A costs related to common stock, option, & warrant grants	12	9	12,352

Total operating expenses	7,132	6,106	140,005

Other income (expense):
Loss on disposal of assets	—	—	(56)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	(7,627)
Interest income	320	205	9,353
Interest expense	—	—	(388)

Total other income (expense), net	320	205	1,282

Net loss	$(6,812)	$(5,901)	$(138,660)

Net loss per share-basic and diluted	$(0.35)	$(0.31)

Weighted average number of common shares outstanding-basic and diluted	19,288	19,232

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

	Three months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(6,812)	$(5,901)	$(138,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	32	856
Disposal of assets	—	—	63
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	—	—	666
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services interest, note repayment and services	12	72	2,841
Common stock issued as consideration for In Process R&D	—	569	2,629
Expense related to warrants issued as consideration to consultants	—	—	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	60	63	(116)
Deposits	(38)	—	(143)
Receivable from related party	(10)	—	(10)
Other receivable	9	(3)	—
Accounts payable and accrued expenses	(720)	(260)	4,932

Net cash used in operating activities	(7,436)	(5,428)	(105,789)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(357)	(209)	(2,174)

Net cash provided by (used in) investing activities	(357)	(209)	(2,174)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	125,242
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,305

Net cash from financing activities	—	—	162,161

Net increase (decrease) in cash	(7,793)	(5,637)	54,198
Cash and equivalents at beginning of period	61,991	84,852	—

Cash and equivalents at end of period	$54,198	$79,215	$54,198

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

	Three months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31, 2004
	2005	2004
Supplemental Disclosure of Cash Flow Information:

Interest Paid	$—	$—	$388

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The information at March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the United States Securities and Exchange Commission on March 10, 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2005	2004
Net loss - As reported	$(6,812)	$(5,901)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	—	—

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,207)	(1,167)

Net loss - Pro forma	$(8,019)	$(7,068)

Basic and diluted net loss per share - As reported	$(0.35)	$(0.31)
Basic and diluted net loss per share - Pro forma	$(0.42)	$(0.37)

In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities that file as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the provisions of FAS 123R and its effect on our financial statements. The effect of adopting this statement on the Company’s historical statements of operations is reflected on a proforma basis above. The Company has not elected to early implement SFAS 123(R) for the year ended December 31, 2005.

2. Other Agreements and Commitments

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report.

General

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. Our initial development efforts target radiation and chemotherapy induced myelosuppression and immune dysregulation caused by a variety of infections and autoimmune diseases. Our initial technology development efforts are primarily focused on a series of potent hormones and hormone analogs that we believe are key components of the body’s natural regulatory system. We believe these immune regulating hormones (IRHs) can be used to reestablish host immunity in situations of dysregulation.

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

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception until March 31, 2005, we have generated approximately $63,000 in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”)). We also generated $1.3 million in net other income consisting of $9.3 million in interest income, which was partially offset by $7.6 million in deemed discount expense and $0.4 million in interest expense. We have incurred expenses of approximately $91.7 million in research and development and $48.3 million in general and administrative expenses. The combination of these resulted in a net loss of $138.7 million for the period from inception until March 31, 2005.

Research and development expenses were approximately $5.3 million and $4.7 million for the three-month periods ended March 31, 2005 and 2004, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The increase in research and development expenses was due mainly to the growth in our laboratory operations, preclinical activities and personnel associated with advancing our lead compound, NEUMUNE, through development. We expect research and development expenses to increase in 2005, compared to 2004, as our products move into the more expensive later stages of development.

General and administrative expenses were $1.8 million and $1.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. The general and administrative expenses relate to salaries and benefits, facilities, legal, accounting/auditing, public and investor relations, consultants, insurance and travel. The increase in general and administrative expenses is due mainly to legal and accounting/audit fees, as well as increases in personnel and recruiting. We expect general and administrative expenses to increase in 2005 as a result of the increased costs of compliance with new audit regulations, including Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with preparing for the potential launch of our products.

Other income (expense) was $0.3 million and $0.2 million for the three-month periods ended March 31, 2005 and 2004, respectively, comprised entirely of interest income. The increase in interest income is due to higher interest rates in the current period.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$2,164	$819	$1,319	$26	—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2005, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Hollis-Eden’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) 15d–15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of securities and repurchases of its securities during the quarter ended March 31, 2005.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $138.7 million as of March 31, 2005. Our net losses for fiscal years 2004, 2003 and 2002 were $24.8 million, $25.7 million and $17.5 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Companies such as Amgen Inc. have developed or are developing products to boost neutrophils after chemotherapy. A large number of companies, including Merck & Company, Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc. are also developing and marketing new drugs for the treatment of chronic inflammatory conditions. Companies such as GlaxoSmithKline, Merck & Company, Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have marketed products or research and development programs in these fields.

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

As March 31, 2005, our cash and cash equivalents totaled approximately $54.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with NEUMUNE in the United States for the treatment of radiation exposure and chemotherapy protection;

•	Phase I safety and pharmokinetic clinical trials with NEUMUNE;

•	Phase II clinical trials with IMMUNITIN in South Africa and Phase I/II clinical trials with IMMUNITIN in the United States for the treatment of HIV/AIDS;

•	Phase II clinical trials with IMMUNITIN in Thailand for the treatment of malaria;

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $6.50 to $16.50 between January 1, 2004 and April 20, 2005.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 12% of our outstanding common stock as of March 31, 2005. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of March 31, 2005, Mr. Hollis would beneficially own approximately 19% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document
10.39	Registrant’s 2005 Equity Incentive Plan.

10.40	Registrant’s 2005 Non-Employee Director’s Equity Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 6, 2005	By:	/s/ Daniel D. Burgess
Daniel D. Burgess
Chief Operating Officer/
Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2005	By:	/s/ Robert W. Weber
Robert W. Weber
Vice President-Controller/
Chief Accounting Officer
(Principal Accounting Officer)