Form 10-Q
period 2005-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2005-08-05
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

As of August 1, 2005 there were 20,692,217 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - June 30, 2005 and December 31, 2004	3

	Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004 and Period from Inception (August 15, 1994) to June 30, 2005	4

	Statements of Cash Flows for the Six-Month Periods Ended June 30, 2005 and 2004 and Period from Inception (August 15, 1994) to June 30, 2005	5

	Notes to Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	Other Information

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits	21

Part I. Financial Information

Item I. Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

All numbers in thousands (except par value)

	June 30, 2005 (Unaudited)	Dec. 31, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$55,908	$61,991
Prepaid expenses	373	176
Deposits	56	44
Receivable from related party	5	—
Other receivables	1,158	9

Total current assets	57,500	62,220

Property and equipment, net of accumulated depreciation of $607 and $462, respectively	1,193	961
Receivable from related party	15	—
Deposits	61	61

Total assets	$58,769	$63,242

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$4,031	$5,008
Deferred revenue	250	—

Total current liabilities	4,281	5,008

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 20,692 and 19,347 shares issued; 20,633 and 19,288 shares outstanding, respectively	207	193
Paid-in capital	199,825	190,235
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(145,198)	(131,848)

Total stockholders’ equity	54,488	58,234

Total liabilities and stockholders’ equity	$58,769	$63,242

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

All numbers in thousands, except per share amounts

	Three months ended June 30,		Six months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2005
	2005	2004	2005	2004
Revenue:
Contract R&D revenue	$—	$63	$—	$63	$63

Total revenue	—	63	—	63	63

Operating expenses:
Research and development:
R&D operating expenses	4,173	3,425	9,517	8,089	90,255
R&D costs related to common stock, option, & warrant grants for collaborations	—	—	—	3	5,667
General and administrative:
G&A operating expenses	2,736	1,693	4,512	3,122	38,640
G&A costs related to common stock, option, & warrant grants	6	15	18	24	12,358

Total operating expenses	6,915	5,133	14,047	11,238	146,920

Other income (expense):
Loss on disposal of assets	—	—	—	—	(56)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	377	191	697	396	9,730
Interest expense	—	—	—	—	(388)

Total other income (expense), net	377	191	697	396	1,659

Net loss	$(6,538)	$(4,879)	$(13,350)	$(10,779)	$(145,198)

Net loss per share-basic and diluted	$(0.33)	$(0.25)	$(0.68)	$(0.56)
Weighted average number of common shares outstanding-basic and diluted	19,742	19,267	19,515	19,250

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

	Six months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(13,350)	$(10,779)	$(145,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	144	87	937
Disposal of assets	—	—	63
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	63	49	729
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	18	87	2,847
Common stock issued as consideration for In Process R&D	—	568	2,629
Expense related to warrants issued as consideration to consultants	—	—	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(197)	(538)	(373)
Deposits	(12)	1	(117)
Receivable from related party	(20)	6	(20)
Other receivables	(1,149)	—	(1,158)
Estimated revenue in excess of billings	—	(12)	—
Deferred revenue	250	—	250
Accounts payable and accrued expenses	(977)	(615)	4,675

Net cash used in operating activities	(15,230)	(11,146)	(113,583)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(375)	(606)	(2,192)

Net cash used in investing activities	(375)	(606)	(2,192)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	9,515	—	134,757
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	7	16	17,312

Net cash from financing activities	9,522	16	171,683

Net increase (decrease) in cash	(6,083)	(11,736)	55,908
Cash and equivalents at beginning of period	61,991	84,852	—

Cash and equivalents at end of period	$55,908	$73,116	$55,908

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

	Six months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2005
	2005	2004
Supplemental Disclosure of Cash Flow Information:

Interest Paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The information at June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the United States Securities and Exchange Commission on March 10, 2005.

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

As required by SFAS No. 148 and SFAS No. 123, the Company provides pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards made during the periods presented as if the fair-value-based method defined in SFAS No. 123 had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s net loss would have been reported as follows (in thousands, except per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net loss - As reported	$(6,538)	$(4,879)	$(13,350)	$(10,779)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,254)	(1,341)	(2,410)	(2,509)

Net loss - Pro forma	$(7,792)	$(6,220)	$(15,760)	$(13,288)

Basic and diluted net loss per share - As reported	$(0.33)	$(0.25)	$(0.68)	$(0.56)
Basic and diluted net loss per share - Pro forma	$(0.39)	$(0.32)	$(0.81)	$(0.69)

In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the provisions of FAS 123R and its effect on our financial statements. The effect of adopting this statement on the Company’s historical statements of operations is reflected on a proforma basis above. The Company has not elected to early implement SFAS 123(R) for the year ended December 31, 2005.

2. Other Agreements and Commitments

AFRRI Collaboration

During the quarter ended June 30, 2005, the Company began performing work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company is conducting two radiation studies with a subcontractor. The task orders commit AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI will be recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. However, due to timing differences between payments made by the Company to the subcontractors and related reimbursements received from AFRRI, the Company has a receivable of $900,000 outstanding at June 30, 2005.

Study Funding Agreement

The Company has a Study Funding Agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). The agreement commits CFFT to provide a total of $1.7 million to be paid in seven tranches based on the Company’s completion of certain agreed upon events. The agreement also contains a provision indicating that upon termination of this agreement by either party, CFFT shall pay the Company for all work performed through the date of termination, plus reasonable costs of bringing the study to an orderly close.

In return for this funding, the Company has agreed to pay CFFT a minimum royalty over a specified period following regulatory approval in the United States of America. Additional compensation is due to CFFT if net sales of this compound exceed a specified amount over a period of time.

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed upon event and has a liability of $250,000 recorded as deferred revenue as of June 30, 2005.

3. Equity Financing

On June 1, 2005 the Company raised approximately $10.0 million in gross proceeds from the sale of 1,333,333 shares of the Company’s common stock. Additionally, the Company issued a four-year warrant to purchase up to an additional 266,667 shares of common stock at an exercise price of $10.00 per share. In connection with this transaction, the Company incurred approximately $0.5 million in direct costs and recorded net proceeds of approximately $9.5 million.

4. Colthurst, Edenland and Mr. Prendergast

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this quarterly report, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

In January 2000, the Company entered into a Technology Assignment Agreement with Patrick T. Prendergast and Colthurst Ltd. The Technology Assignment Agreement replaced the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. This agreement assigned to the Company ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including IMMUNITIN. Upon signing the agreement, the Company issued to Colthurst 132,000 shares of common stock, with an additional 528,000 shares and warrants to be issued over time upon the satisfaction of certain conditions. Because all of these conditions were not satisfied, the Company did not issue any additional shares or warrants to Colthurst, and the Company believes that they have no obligation to issue any additional shares or warrants.

On May 17, 2004, the Company received a copy of a Demand for Arbitration from Mr. Prendergast and his companies, claiming, among other things, that the Company breached the agreement with them when the Company did not issue to Colthurst the remaining 528,000 shares of our common stock and declared that the warrant to purchase up to 400,000 shares of our common stock would not vest as to any shares, as described above. The Company is contesting these claims vigorously, and the Company has filed counterclaims in arbitration seeking damages from Colthurst, Edenland and Mr. Prendergast for numerous breaches of these agreements by them. This arbitration is ongoing as of the date of this report.

While the Company believes that Colthurst did not satisfy the conditions required to receive the additional shares of its common stock and the shares underlying the warrant and that the claims underlying the demand for arbitration are without merit, the Company cannot guarantee that, as a result of this dispute, additional equity will not be issued, cash compensation will not be awarded, additional significant legal expenses will be incurred, or that an additional accounting charge will not be made.

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

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through June 30, 2005, we have generated approximately $63,000 in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”)). We also generated $1.7 million in net other income consisting of $9.7 million in interest income, which was partially offset by $7.6 million in deemed discount expense and $0.4 million in interest expense. We have incurred approximately $95.9 million in research and development expenses and $51.0 million in general and administrative expenses. The combination of these resulted in a net loss of $145.2 million for the period from inception through June 30, 2005.

Research and development expenses were approximately $4.2 million and $9.5 million for the three-month and six-month periods ended June 30, 2005, compared to $3.4 million and $8.1 million for the same periods in 2004. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our investigational drug candidates. The increase in research and development expenses was due mainly to the growth in our laboratory operations, as well as preclinical and clinical activities and personnel associated with advancing our lead compound, NEUMUNE, through development. We expect research and development expenses to continue to increase in 2005, compared to 2004, as our products move into the more expensive later stages of development.

General and administrative expenses were $2.7 million and $4.5 million for the three-month and six-month periods ended June 30, 2005, compared to $1.7 million and $3.1 million for the same periods in 2004. The general and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, public and investor relations, consultants, insurance and travel. The increase in general and administrative expenses is due mainly to legal fees, (see Part II, Item 1, “Legal Proceedings”). We expect general and administrative expenses to increase in 2005 as a result of legal fees, increased costs of compliance with new audit regulations, including Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with preparing for the potential launch of our products.

Other income (expense) was $0.4 million and $0.7 million for the three-month and six-month periods ended June 30, 2005, compared to $0.2 million and $0.4 million for the same periods in 2004, comprised entirely of interest income. The increase in interest income is due to higher interest rates in the current periods.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003 we completed a public offering of our common stock from which we received $62.5 million in gross proceeds. In June 2005, we completed a sale of our common stock and warrants from which we received $10.0 million in gross proceeds. In addition, we have received a total of $17.3 million from the exercise of warrants and stock options from inception.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$1,933	$748	$1,164	$21	—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2005, our investment portfolio included only cash and money market accounts and does not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4. Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief financial officer and chief executive officer have concluded that as of June 30, 2005, our disclosure controls and procedures were sufficiently effective to ensure that the information required by Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

In January 2000, we entered into a Technology Assignment Agreement with Patrick T. Prendergast and Colthurst Ltd. The Technology Assignment Agreement replaced the Colthurst License Agreement dated May 18, 1994 among Hollis-Eden, Mr. Prendergast and Colthurst. This agreement assigned to us ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including IMMUNITIN. Upon signing the agreement, we issued to Colthurst 132,000 shares of common stock, with an additional 528,000 shares and warrants to be issued over time upon the satisfaction of certain conditions. Because all of these conditions were not satisfied, we did not issue any additional shares or warrants to Colthurst, and we believe that we have no obligation to issue any additional shares or warrants.

On May 17, 2004, we received a copy of a Demand for Arbitration from Mr. Prendergast and his companies, claiming, among other things, that we breached the agreement with them when we did not issue to Colthurst the remaining 528,000 shares of our common stock and declared that the warrant to purchase up to 400,000 shares of our common stock would not vest as to any shares, as described above. We are contesting these claims vigorously, and we have filed counterclaims in arbitration seeking damages from Colthurst, Edenland and Mr. Prendergast for numerous breaches of these agreements by them. This arbitration is ongoing as of the date of this report.

While we believe that Colthurst did not satisfy the conditions required to receive the additional shares of our common stock and the shares underlying the warrant and that the claims underlying the demand for arbitration are without merit, we cannot guarantee that, as a result of this dispute, additional equity will not be issued, cash compensation will not be awarded, additional significant legal expenses will be incurred, or that an additional accounting charge will not be made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of securities and repurchases of its securities during the quarter ended June 30, 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

At our annual meeting of stockholders held on June 17, 2005, the following matters were submitted to a vote of security holders:

1.	To elect two Class II directors to hold office until the 2008 Annual Meeting of Stockholders. Elected to serve as Class II directors were Thomas C. Merigan, Jr., M.D. and Brendan R. McDonnell. For Thomas C. Merigan, Jr., M.D the results of voting were: 15,972,162 for, 2,022,886 withheld. For Brendan R. McDonnell the results of voting were: 15,767,696 for, 2,227,352 withheld. The continuing directors are Richard B. Hollis, Salvatore J. Zizza, J. Paul Bagley, Jerome M. Hauer and Marc R. Sarni.

2.	To approve an amendment and restatement of the Company’s 1997 Incentive Stock Option Plan, into a 2005 Equity Incentive Plan having the features described in the Proxy Statement and to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 350,000 shares. The 1997 Incentive Stock Option Plan, as amended and restated, into the 2005 Equity Incentive Plan, was approved with the following votes: 6,082,592 for, 3,341,296 against, 47,661 abstained, and 8,523,785 non-voted.

3.	To approve the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan and to authorize an aggregate of 150,000 shares of Common Stock for issuance under the Plan. The 2005 Non-Employee Director’s Equity Incentive Plan and the authorization of 150,000 shares of common stock for issuance was approved with the following votes: 6,091,490 for, 3,340,913 against, 39,146 abstained, and 8,523,785 non-voted.

4.	To ratify the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2005. The selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified with the following votes: 17,661,644 for, 247,948 against, 85,742 abstained, and none were non-voted.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $145.2 million as of June 30, 2005. Our net losses for fiscal years 2004, 2003 and 2002 were $24.8 million, $25.7 million and $17.5 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of June 30, 2005, our cash and cash equivalents totaled approximately $55.9 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

Litigation may be expensive and time consuming and may adversely affect our operations.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Participation in such proceedings is time consuming and could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with NEUMUNE in the United States for the treatment of radiation exposure and chemotherapy protection;

•	Phase I safety and pharmacokinetic clinical trials with NEUMUNE;

•	Phase II clinical trials with IMMUNITIN in South Africa and Phase I/II clinical trials with IMMUNITIN in the United States for the treatment of HIV/AIDS;

•	Phase II clinical trials with IMMUNITIN in Thailand for the treatment of malaria;

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $6.50 to $16.50 between January 1, 2004 and July 8, 2005.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 11% of our outstanding common stock as of June 30, 2005. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of June 30, 2005, Mr. Hollis would beneficially own approximately 18% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence the management of Hollis-Eden and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Hollis-Eden.

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

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 4, 2005	By:	/s/ Daniel D. Burgess
Daniel D. Burgess Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: August 4, 2005	By:	/s/ Robert W. Weber
Robert W. Weber Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)