Form 10-Q/A
period 2005-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2005-09-19
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to                     .

Commission File Number:

000-24672

Hollis-Eden Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4435 Eastgate Mall, Suite 400

San Diego, California 92121

(address of principal executive offices)

(858) 587-9333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☐

As of September 12, 2005 there were 20,706,217 shares of Registrant’s common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

Hollis-Eden Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 5, 2005, to amend and restate the Exhibit Index in Item 6 to file Exhibits 10.42, 10.43, 10.44, 10.45, 10.46 and 10.47. In addition, the Company is also including Exhibits 31.3 and 31.4, as required by the filing of this Amendment. This Amendment, together with the Quarterly Report on Form 10-Q of the Company previously filed for the quarter ended June 30, 2005, constitutes the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2005.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

Number	Description
10.42†	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company entered into on December 3, 2003.

10.43†	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company entered into on February 17, 2004.

10.44†	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company dated July 12, 2004.

10.45†	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company dated October 19, 2004.

10.46†	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company dated January 6, 2005.

10.47†	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company dated May 16, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess

31.3	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis

31.4	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess

32.1*	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hollis-Eden Pharmaceuticals, Inc.

Dated September 16, 2005	By:	/s/ Daniel D. Burgess
Daniel D. Burgess, Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated September 16, 2005	By:	/s/ Robert W. Weber
Robert W. Weber, Vice President-Controller/ Chief Accounting Officer