Form 10-Q
period 2006-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2006-05-09
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

YES  ☐    NO  ☒

As of May 4, 2006 there were 24,910,916 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

Part	I. Financial Information

Item I.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2006 (Unaudited)	Dec. 31, 2005
All numbers in thousands (except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$60,513	$45,130
Prepaid expenses	449	204
Deposits	37	52
Receivable from related party	7	8
Other receivable	8	7

Total current assets	61,014	45,401
Property and equipment, net of accumulated depreciation of $814 and $740, respectively	1,158	1,116
Receivable from related party	2	4
Deposits	61	61

Total assets	$62,235	$46,582

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$4,361	$7,515
Deferred revenue	139	193

Total current liabilities	4,500	7,708

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,895 and 20,782 shares issued; 24,836 and 20,723 shares outstanding, respectively	249	208
Paid-in capital	226,455	200,301
Cost of treasury stock (59 shares)	(346)	(346)
Deferred compensation	(415)	—
Deficit accumulated during development stage	(168,208)	(161,289)

Total stockholders’ equity	57,735	38,874

Total liabilities and stockholders’ equity	$62,235	$46,582

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Period from Inception (Aug. 15, 1994) to March 31, 2006
	Three months ended March 31,
All numbers in thousands, except per share amounts	2006	2005
Revenue:
Contract R&D revenue	$55	$—	$174

Total revenue	55	—	174

Operating expenses:
Research and development:
R&D operating expenses	4,245	5,344	103,693
R&D SFAS 123R compensation expense related to equity awards	426	—	426
R&D costs related to common stock, option, & warrant grants for collaborations	—	—	5,667

Total research and development	4,671	5,344	109,786
General and administrative:
G&A operating expenses	2,046	1,776	45,552
G&A SFAS 123R compensation expense related to equity awards	862	—	862
G&A costs related to common stock, option, & warrant grants	6	12	12,377

Total general and administrative	2,914	1,788	58,791
Settlement of dispute	—	—	3,000

Total operating expenses	7,585	7,132	171,577

Other income (expense):
Loss on disposal of assets	—	—	(56)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	(7,627)
Interest income	611	320	11,266
Interest expense	—	—	(388)

Total other income (expense), net	611	320	3,195

Net loss	$(6,919)	$(6,812)	$(168,208)

Net loss per share-basic and diluted	$(0.30)	$(0.35)
Weighted average number of common shares outstanding-basic and diluted	23,336	19,288

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Three months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31, 2006
All numbers in thousands	2006	2005
Cash flows from operating activities:
Net loss	$(6,919)	$(6,812)	$(168,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75	63	1,171
SFAS 123R compensation expense related to equity awards	1,288	—	1,288
Disposal of assets	—	—	63
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	28	—	845
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	5	12	2,864
Common stock issued as consideration for In Process R&D	—	—	2,629
Expense related to warrants issued as consideration to consultants	—	—	4,113
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(245)	60	(449)
Deposits	15	(38)	(98)
Receivable from related party	3	(10)	(8)
Other Receivable	(1)	9	(9)
Accounts payable, accrued expenses and deferred revenue	(3,208)	(720)	5,144

Net cash used in operating activities	(8,959)	(7,436)	(133,615)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(117)	(357)	(2,392)

Net cash used in investing activities	(117)	(357)	(2,392)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	24,375	—	159,132
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	84	—	17,774

Net cash from financing activities	24,459	—	196,520

Net increase (decrease) in cash	15,383	(7,793)	60,513
Cash and equivalents at beginning of period	45,130	61,991	—

Cash and equivalents at end of period	$60,513	$54,198	$60,513

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

			Period from Inception (Aug. 15, 1994) to March 31, 2006
	Three months ended March 31,
All numbers in thousands	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the United States Securities and Exchange Commission on March 16, 2006.

Accounting for Stock-Based Compensation

The Company has an equity-based incentive compensation plan known as “The 2005 Equity Incentive Plan” (the “Plan”). The Plan allows us to grant stock options and other stock or stock-based awards, including stock appreciation rights, stock purchase awards, restricted stock awards and restricted stock units awards. The Plan also allows us to provide equity compensation to nonemployee directors and consultants. The exercise price for an option granted under the Plan is typically not less than the fair market value of the common stock subject to such option. The term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options issued to employees generally vest over a four-year period, with 25% vesting on the first anniversary date and the balance vesting monthly during years two, three and four.

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. All stock options for employees (with the exception of three grants) have been granted at or above the market price where the exercise price of the option equaled or exceeded the market price of the stock on the date of the grant. As a result, under APB No. 25 there was no stock-based compensation expense for those grants. Compensation expense was taken for the three options granted at below market value (see “2005 Annual Report on Form 10-K, Notes to Financial Statements – No. 9 Stock Options” for more detail). As of March 31, 2006 the Plan has 5,422,919 shares of common stock reserved for issuance.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes:

a)	compensation expense for all stock-based compensation awards granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and

b)	compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We adopted SFAS 123R in the first quarter of the 2006 fiscal year and therefore, the 2005 Form 10-K does not contain the incremental SFAS 123R disclosures. Therefore, we will include incremental SFAS 123R disclosures in each Form 10-Q during the first year of adoption.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company’s experience. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was not recognized. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Black-Scholes Option Valuation Assumptions (1)

	Three Months Ended
	March 31, 2006	March 31, 2005
Risk-free interest rate	4.75%	3.71%
Expected dividend yield	0%	0%
Expected life (2)	6.25 years	5 years
Expected volatility (3)	91%	136%

(1)	Forfeitures are estimated based on historical experience.

(2)	The 2006 expected life is based on the safe-harbor method as described in SEC Staff Accounting Bulletin No. 107. The 2005 expected life was estimated at the time.

(3)	The expected stock price volatility is estimated based on historical experience.

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

The weighted average, estimated fair values of employee stock options granted during the three-month periods ended March 31, 2006 and March 31, 2005 were $4.72 and $6.42 per share, respectively.

The total stock-based compensation expense included in our statement of operations for the quarters ended March 31, 2006 and March 31, 2005 was $1,288,000 and $-0-, respectively. Of the $1,288,000 stock-based compensation expense, $1,048,000 relates to awards granted prior to January 1, 2006.

As of March 31, 2006, the unrecognized stock-based compensation expense related to non-vested options and restricted shares was approximately $8.8 million which is expected to be recognized over a weighted average period of approximately 2.4 years. During the three-month period ended March 31, 2006 the total intrinsic value of the stock options exercised was $132,000. The total fair value of options vested during the three-month period ended March 31, 2006 and March 31, 2005 were $1.7 million and $2.5 million, respectively. The Company issues new shares of common stock upon the exercise of stock options.

The following tables summarize the stock option activity for the three months ended March 31, 2006:

2005 Equity Incentive Plan

(In thousands, except per share data and years)	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,646	$9.57
Granted	246	6.20
Exercised	(5)	4.00
Forfeited/Canceled	(40)	6.93

Outstanding, March 31, 2006	4,847	$9.42	5.6	$1,170
Exercisable on March 31, 2006	3,932	$9.40	4.9	$1,064

2005 Non-Employee Directors’ Equity Incentive Plan

(In thousands, except per share data and years)	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	30	$10.75
Granted	120	9.90
Exercised	—	—
Forfeited/Canceled	—	—

Outstanding, March 31, 2006	150	$10.07	9.0	-0-
Exercisable on March 31, 2006	47	$11.75	8.3	-0-

Non-Plan Options

(In thousands, except per share data and years)	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	1,926	$7.09
Granted	—	—
Exercised	(28)	2.25
Forfeited/Canceled	(280)	4.96

Outstanding, March 31, 2006	1,618	$7.54	3.0	$1,392
Exercisable on March 31, 2006	1,539	$7.43	2.7	$1,392

Cash proceeds and the intrinsic value related to stock options exercised during the fiscal years 2006 and 2005 to date, are provided in the following table (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Proceeds from stock options exercised	$84	- 0 -
Tax benefit related to stock options exercised (1)	NA	NA
Intrinsic value of stock options exercised (2)	$132	- 0 -

(1)	SFAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Restricted Stock

The fair value of restricted stock is based on the trading price of Hollis-Eden’s common stock on the date of grant. We issued restricted stock for the first time during 2006 to certain employees. Restricted stock activity is as follows:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	68	$6.20
Vested	—	—
Forfeited	—	—

Outstanding March 31, 2006, nonvested	68	$6.20

The market price of the common stock on the date of the grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the 4-year vesting period. During the three months ended March 31, 2006, $9,000 of compensation expense was amortized and is included in general and administrative and research and development expense in the statement of operations.

In November 2005, the Financial Accounting Standards Board issued SFAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This requires an entity to follow either the transition guidance (long method) for the additional-paid-in-capital pool, or the alternative transition (simplified method) as described in the pronouncement. We have until December 2006 to evaluate our available transition alternatives and make our one-time election.

2.	Other Agreements and Commitments

AFRRI Collaboration

The Company is performing work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company is conducting radiation studies with a subcontractor. The task orders commit AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI will be recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. The company has received reimbursements by AFRRI in excess of payments to subcontractors in the amount of $270,900 as of March 31, 2006. This amount was recorded as a liability.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event, and the Company has a liability of $139,131 recorded as deferred revenue as of March 31, 2006.

3.	Equity Financing

On February 6, 2006 the Company raised approximately $26.0 million in gross proceeds from the sale of 4,000,000 shares of the Company’s common stock at a price of $6.50 per share. The direct costs related to this financing were $1.6 million, resulting in net proceeds of $ 24.4 million. Additionally, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants are not exercisable until six months following issuance.

4.	Litigation Matters

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

On January 9, 2006, the Company entered into a Settlement Agreement and General Release of Claims with certain former warrant holders of the Company who had made various allegations against the Company in connection with the expiration of their warrants in January 2002. Although the Company denied all such allegations, the Company agreed to settle all disputes between the parties. As part of the Settlement Agreement, the former warrant holders received compensation from the Company and the Company’s insurance carrier. The Company’s portion of such settlement is $540,000, which was paid by the Company during the first quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. This discussion represents our current judgment on the future direction of our business and our actual results may differ materially from those discussed here due to risks and factors including the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others as well as the risks and factors set forth below under the caption “Risk Factors.” Additional factors that could cause or contribute to such differences can be found in the financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a development-stage pharmaceutical company engaged in developing a proprietary new class of small molecule compounds based on our Hormonal Signaling Technology Platform. These compounds, metabolites or synthetic analogs of adrenal steroid hormones, are designed to restore the biological activity of cellular signaling pathways disrupted by disease and aging. In investigational studies, they have been demonstrated in humans to possess several properties with potential therapeutic benefit – they regulate innate and adaptive immunity, reduce nonproductive inflammation, and stimulate cell proliferation. Our lead product candidate, NEUMUNE™ (HE2100), is entering late-stage development for the treatment of Acute Radiation Syndrome (ARS), a life-threatening condition resulting from exposure to high levels of radiation following a nuclear or radiological incident. We also are profiling optimized second-generation compounds for potential clinical development in a broad spectrum of therapeutic categories including hematology, metabolic disorders, autoimmune disorders, pulmonary diseases, oncology and infectious diseases.

We have been unprofitable since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $168.2 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Our company was created on March 26, 1997, as a result of the merger of Hollis-Eden, Inc., a Delaware corporation, with and into our predecessor company, known as Initial Acquisition Corp., a Delaware corporation (IAC). Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through March 31, 2006, we have generated approximately $174,000 in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)). We also generated $3.2 million in net other income consisting of $11.3 million in interest income, which was partially offset by $7.6 million in deemed discount expense and $0.4 million in interest expense. We have incurred approximately $109.8 million in research and development expenses, $58.8 million in general and administrative expenses and $3.0 million in a settlement dispute. The combination of these resulted in an aggregate net loss of approximately $168.2 million for the period from our inception through March 31, 2006.

Research and development and general and administrative expenses include the expense for stock-based compensation in the first quarter of 2006, while stock-based compensation expense was not included in our financial results for the same period in 2005 (See – “Stock-Based Compensation” below).

Research and development expenses were approximately $4.7 million and $5.3 million for the three-month periods ended March 31, 2006 and 2005, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our drug candidates. The decrease in research and development expenses was due in part to our ability to perform ongoing development activities for our drug candidates in our laboratory versus outsourcing. Additionally, the scale of preclinical radiation protection studies in the first quarter of 2005 was larger than that of the first quarter of 2006.

General and administrative expenses were $2.9 million and $1.8 million for the three-month periods ended March 31, 2006 and 2005, respectively. The general and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, public and investor relations, consultants, insurance and travel. The increase in general and administrative expenses was primarily attributable to consultants related to the preparation of the Request for Proposal for an advance purchase contract under Project BioShield for our NEUMUNE program and the stock-based compensation expense resulting from our adoption of SFAS No. 123R.

Other income (expense) was $0.6 million and $0.3 million for the three-month periods ended March 31, 2006 and 2005, respectively, comprised entirely of interest income. The increase in interest income was due mainly to generally higher interest rates in 2006 compared with the same period in 2005.

Stock-Based Compensation

We have two equity-based incentive compensation plans, our 2005 Equity Incentive Plan and our 2005 Non-Employee Directors’ Equity Incentive Plan. These Plans allow us to grant stock options and other stock or stock-based awards, including stock appreciation rights, stock purchase awards, restricted stock awards and restricted stock units awards. These Plans also allow us to provide equity compensation to non-employee directors and consultants. The exercise price of an option granted under these Plans is typically not less than the fair market value of the common stock subject to such option, and such option typically vest over four years.

Prior to January 1, 2006, we applied APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. As a result, generally there was no stock-based compensation expense for those grants in prior years.

Effective January 1, 2006, we adopted SFAS No. 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes:

1.	compensation expense for all stock-based compensation awards granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and

2.	compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect our experience. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was not recognized. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

The total stock-based compensation expense included in our statement of operations for the quarters ended March 31, 2006 and March 31, 2005 was $1,288,000 and $-0-, respectively. Of the $1,288,000 stock-based compensation expense, $1,048,000 relates to awards granted prior to January 1, 2006, which continue to be expensed over the four-year vesting period.

As of March 31, 2006, the unrecognized stock-based compensation expense related to non-vested options and restricted shares was approximately $8.8 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

We did not modify terms of existing stock-based compensation awards prior to the adoption of SFAS 123R nor have we modified our compensation strategy as a result of SFAS 123R. (See note 1 of the Unaudited Notes to Financial Statements for the period ended March 31, 2006 for additional information).

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of shares of our common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of shares of our common stock raising approximately $25 million. In December 2001, we completed a private placement of shares of our common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of shares of our common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003 we completed a public offering of shares of our common stock from which we received $62.5 million in gross proceeds. In June 2005, we completed a sale of shares of our common stock and warrants from which we received $10.0 million in gross proceeds. In February 2006, we completed a sale of shares of our common stock and warrants from which we received gross proceeds of $26.0 million. In addition, we have received a total of $17.8 million from the exercise of warrants and stock options from inception.

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock, leaving a $9.5 million aggregate principal amount of convertible debentures outstanding. We became entitled to convert the outstanding debentures into common stock in August 2003, and the remaining aggregate principal amount of convertible debentures with a face value of $9.5 million were converted into 1,666,680 shares of our common stock with a value of $5.70 per share.

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$1,427	$863	$542	$22	—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of March 31, 2006, our cash and cash equivalents totaled approximately $60.5 million.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, whether we receive an advance purchase contract from the U.S. government for NEUMUNE™, our lead drug candidate for acute radiation sickness, and if we do receive such an advance purchase contract, the amount of such contract, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

Cautionary Statement Regarding Forward-Looking Statements

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2005. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $168.2 million as of March 31, 2006. Our net losses for fiscal years 2005, 2004 and 2003 were approximately $29.4 million, $24.8 million and $25.7 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

The market for treating Acute Radiation Syndrome is uncertain.

We do not believe any drug has ever been approved and commercialized for the treatment of acute radiation syndrome. In addition, the incidence of large-scale exposure to nuclear or radiological events has been low. Accordingly, even if NEUMUNE, our lead drug candidate to treat ARS, is approved by the FDA, we cannot predict with any certainty the size of this market. The initial potential market for NEUMUNE is largely dependent on the size of stockpiling orders, if any, procured by government agencies. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS. On December 9, 2005, the U.S. Department of Health and Human Services (DHHS) issued a Request for Proposal (RFP) which specified an initial potential stockpiling order of up to 100,000 treatment regimens, which is substantially lower than we had anticipated. While we have responded to the RFP, we cannot guarantee that we will be able to meet the requirements set forth in the RFP or that we will receive any resulting stockpiling orders. A decision by any department of the U.S. Government to enter into a commitment to purchase NEUMUNE, whether before or after FDA approval, is largely out of our control. Our development plans and timelines may vary substantially depending on whether we receive such a commitment and the size of such commitment, if any. In addition, even if NEUMUNE is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for NEUMUNE, that any such order would be profitable to us or that NEUMUNE will achieve market acceptance by the general public.

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

Companies such as Amgen Inc. have developed or are developing products to boost neutrophils after chemotherapy. A large number of companies, including Merck & Company, Inc., Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc. are also developing and marketing new drugs for the treatment of chronic inflammatory conditions. Companies such as GlaxoSmithKline, Merck & Company, Inc., Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have marketed products or research and development programs in these fields.

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

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult or impossible to continue our business.

As of March 31, 2006, our cash and cash equivalents totaled approximately $60.5 million. In February 2006, we completed an offering of common stock and warrants to purchase common stock, pursuant to which we received net proceeds of approximately $24.4 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to current Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our drug candidates.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $4.44 to $16.50 between January 1, 2004 and May 1, 2006.

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

Our common stock is quoted on The Nasdaq National Market. In order to continue to be included in The Nasdaq National Market, a company must meet Nasdaq’s maintenance criteria. We may not be able to continue to meet these listing criteria. Failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from The Nasdaq National Market. If our common stock is delisted, in order to have our common stock relisted on The Nasdaq National Market we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, if we were delisted we may not be able to have our common stock relisted on The Nasdaq National Market. If our common stock is removed from listing on The Nasdaq National Market, it may become more difficult for us to raise funds.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 9% of our outstanding common stock as of March 31, 2006. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of March 31, 2006, Mr. Hollis would beneficially own approximately 14% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

There have been no material changes to our investment to our investment portfolio from December 31, 2005 to the present. At March 31, 2006, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief financial officer and chief executive officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met, and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

On January 9, 2006, we entered into a Settlement Agreement and General Release of Claims with certain former warrant holders who had made various allegations against us in connection with the expiration of their warrants in January 2002. Although we denied all such allegations, we agreed to settle all disputes between the parties. As part of the Settlement Agreement, the former warrant holders received compensation from us and our insurance carrier. Our portion of such settlement is $540,000, which we paid during the first quarter of 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended March 31, 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

On February 13, 2006, the compensation committee of our board approved revisions to the cash component of our director compensation policy increasing the cash compensation payable to non-employee members of our board as follows: each non-employee director will receive an annual retainer of $10,000, a fee of $2,500 per in-person board meeting attended, and a fee of $1,000 per telephonic board or telephonic committee meeting attended. Also, directors who serve as committee chairmen for board committees will receive an additional annual retainer of $2,500 per year.

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*4.1	Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

*10.53	Form of Stock Purchase Agreement, dated February 2, 2006, by and among the Registrant and certain investors (incorporated by reference to Exhibit 10.48 to Registrant’s Current Report on Form 8-K dated February 2, 2006).

*10.54	Form of Warrant issued by the Company on February 2, 2006 to certain investors (incorporated by reference to Exhibit 10.49 to Registrant’s Current Report on Form 8-K dated February 2, 2006).

10.55	Director compensation summary.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 8, 2006	By:	/s/ Daniel D. Burgess
Daniel D. Burgess
Chief Operating Officer/
Chief Financial Officer
(Principal Financial Officer)

Dated: May 8, 2006	By:	/s/ Robert W. Weber Robert W. Weber
Vice President-Controller/
Chief Accounting Officer
(Principal Accounting Officer)