Form 10-Q
period 2006-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2006-11-03
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of November 2, 2006 there were 24,909,473 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - September 30, 2006 and December 31, 2005	3

	Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and Period from Inception (August 15, 1994) to September 30, 2006	4

	Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2006 and 2005 and Period from Inception (August 15, 1994) to September 30, 2006	5

	Notes to Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

PART II	Other Information

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	25

Part I. Financial Information

Item I.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	Sept. 30, 2006 (Unaudited)	Dec. 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$47,445	$45,130
Prepaid expenses	272	204
Deposits	64	52
Receivable from related party	6	7
Other receivables	320	8

Total current assets	48,107	45,401
Property and equipment, net of accumulated depreciation of $959 and $740, respectively	1,084	1,116
Receivable from related party	—	4
Restricted Cash	34	—
Deposits	61	61

Total assets	$49,286	$46,582

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$4,290	$7,515
Deferred revenue	239	193

Total current liabilities	4,529	7,708

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,960 and 20,782 shares issued; 24,901 and 20,723 shares outstanding, respectively	249	208
Paid-in capital	228,800	200,301
Cost of treasury stock (59 shares)	(346)	(346)
Deferred compensation	(356)	—
Deficit accumulated during development stage	(183,590)	(161,289)

Total stockholders’ equity	44,757	38,874

Total liabilities and stockholders’ equity	$49,286	$46,582

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three months ended Sept. 30,		Nine months ended Sept. 30 to		Period from Inception (Aug.15, 1994) Sept. 30,
	2006	2005	2006	2005	2006
Revenue:
Contract R&D revenue	$82	$5	$204	$5	$323

Total revenue	82	5	204	5	323

Operating expenses:
Research and development:
R&D operating expenses	5,609	4,152	16,060	13,669	115,508
R&D SFAS 123R compensation expense related to equity awards	441	—	1,277	—	1,277
R&D costs related to common stock, option & warrant grants for collaborations	—	—	—	—	5,667

Total research and development	6,050	4,152	17,337	13,669	122,452

General and administrative:
G&A operating expenses	1,304	1,957	5,007	6,469	48,513
G&A SFAS 123R compensation expense related to equity awards	653	—	2,110	—	2,110
G&A costs related to common stock, option & warrant grants	—	6	13	24	12,383

Total general and administrative	1,957	1,963	7,130	6,493	63,006

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	8,007	6,115	24,467	20,162	188,458

Other income (expense):
Loss on disposal of assets	—	—	—	—	(56)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	660	449	1,961	1,146	12,616
Interest expense	—	—	—	—	(388)

Total other income, net	660	449	1,961	1,146	4,545

Net loss	$(7,265)	$(5,661)	$(22,302)	$(19,011)	$(183,590)

Net loss per share-basic and diluted	$(0.29)	$(0.27)	$(0.91)	$(0.95)
Weighted average number of common shares outstanding-basic and diluted	24,956	20,748	24,404	19,926

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

	Nine months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(22,302)	$(19,011)	$(183,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	227	1,316
SFAS 123R compensation expense related to equity awards	3,387	—	3,387
Disposal of assets	—	—	63
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	142	112	959
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	24	2,859
Common stock issued as consideration for In Process R&D	180	—	2,809
Expense related to warrants issued as consideration to consultants	13	—	4,126
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(68)	(92)	(272)
Deposits	(12)	(7)	(125)
Receivable from related party	5	(12)	(6)
Other Receivable	(312)	(306)	(320)
Accounts payable, accrued expenses and deferred revenue	(3,177)	(916)	5,173

Net cash used in operating activities	(21,925)	(19,981)	(146,581)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(187)	(445)	(2,463)

Net cash used in investing activities	(187)	(445)	(2,463)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	(34)	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	24,375	9,515	159,132
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	86	371	17,777

Net cash from financing activities	24,427	9,886	196,489

Net increase (decrease) in cash	2,315	(10,540)	47,445
Cash and equivalents at beginning of period	45,130	61,991	—

Cash and equivalents at end of period	$47,445	$51,451	$47,445

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

	Nine months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30,
	2006	2005	2006
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	13	—	572
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the United States Securities and Exchange Commission on March 16, 2006.

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

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. All stock options for employees (with the exception of three grants) have been granted at or above the market price where the exercise price of the option equaled or exceeded the market price of the stock on the date of the grant. As a result, under APB No. 25 there was no stock-based compensation expense for those grants. Compensation expense was taken for the three options granted at below market value (see “2005 Annual Report on Form 10-K, Notes to Financial Statements – No. 9 Stock Options” for more detail). As of September 30, 2006 the Plan has 5,922,013 shares of common stock reserved for issuance.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes:

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

Black-Scholes Option Valuation Assumptions (1)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	4.75%	3.75%
Expected dividend yield	0%	0%
Expected life (2)	6.25 years	5 years
Expected volatility (3)	91%	136%

(1)	Forfeitures are estimated based on historical experience.

(2)	The 2006 expected life is based on the safe-harbor method as described in SEC Staff Accounting Bulletin No. 107. The 2005 expected life was estimated at the time.

(3)	The expected stock price volatility is estimated based on historical experience.

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

The weighted average, estimated fair values of employee stock options granted during the nine-month periods ended September 30, 2006 and September 30, 2005 were $4.59 and $6.65 per share, respectively.

The total stock-based compensation expense included in our statement of operations for the nine-month periods ended September 30, 2006 and September 30, 2005 was $3,388,000 and $-0-, respectively. Of the $3,388,000 stock-based compensation expense, $2,753,000 relates to awards granted prior to January 1, 2006.

As of September 30, 2006, the unrecognized stock-based compensation expense related to non-vested options and restricted shares was approximately $7.3 million which is expected to be recognized over a weighted average period of approximately 1.2 years. During the nine-month period ended September 30, 2006 the total intrinsic value of the stock options exercised was $145,000. The total fair value of options vested during the nine-month periods ended September 30, 2006 and September 30, 2005 were $3.6 million and $4.4 million, respectively. The Company issues new shares of common stock upon the exercise of stock options.

The following tables summarize the stock option activity for the nine months ended September 30, 2006:

2005 Equity Incentive Plan

(In thousands, except per share data and years)	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,646	$9.57
Granted	399	5.96
Exercised	(6)	3.86
Forfeited/Canceled	(49)	7.22

Outstanding, September 30, 2006	4,990	$9.31	5.2	$525
Exercisable on September 30, 2006	4,085	$9.43	4.4	$513

2005 Non-Employee Directors’ Equity Incentive Plan

(In thousands, except per share data and years)	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	30	$10.75
Granted	150	9.00
Exercised	—	—
Forfeited/Canceled	—	—

Outstanding, September 30, 2006	180	$9.29	8.6	-0-
Exercisable on September 30, 2006	73	$11.58	7.9	-0-

Non-Plan Options

(In thousands, except per share data and years)	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	1,846	$6.89
Granted	—	—
Exercised	(28)	2.25
Forfeited/Canceled	(200)	2.25

Outstanding, September 30, 2006	1,618	$7.54	2.5	$348
Exercisable on September 30, 2006	1,552	$7.45	2.3	$348

Cash proceeds and the intrinsic value related to stock options exercised during the nine-month periods ended September 30, 2006 and September 30, 2005 to date, are provided in the following table (in thousands):

	Nine Months Ended September 30,
	2006	2005
Proceeds from stock options exercised	$86	$110
Tax benefit related to stock options exercised (1)	NA	NA
Intrinsic value of stock options exercised (2)	$145	$164

(1)	SFAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Restricted Stock

The fair value of restricted stock is based on the trading price of Hollis-Eden’s common stock on the date of grant. We issued restricted stock for the first time during 2006 to certain employees. Restricted stock activity is as follows:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	68	$6.20
Vested	—	—
Forfeited	—	—

Outstanding September 30, 2006, nonvested	68	$6.20

The market price of the common stock on the date of the grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the 4-year vesting period. During the nine months ended September 30, 2006, $67,000 of compensation expense was amortized and is included in general and administrative and research and development expense in the statement of operations.

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

AFRRI Collaboration

The Company is performing work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company is conducting radiation studies with a subcontractor. The task orders commit AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI will be recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. The Company has invoiced AFRRI for payments made to the subcontractors. Due to timing differences, as of September 30, 2006, a balance of $70,000 is recorded as a receivable.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event, and the Company has a liability of $239,227 recorded as deferred revenue and a receivable of $250,000 as of September 30, 2006.

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

On June 7, 2006 the Company issued 35,000 shares of the Company’s common stock to Aeson Therapeutics, Inc. (Aeson) in connection with the purchase of substantially all of Aeson’s assets, resulting in an expense of $180,000. Upon certain events, the Company may be obligated to issue an additional 165,000 shares.

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

Overview

We are a development-stage pharmaceutical company engaged in developing a proprietary new class of small molecule compounds based on our Hormonal Signaling Technology Platform. These compounds, metabolites or synthetic analogs of adrenal steroid hormones, are designed to restore the biological activity of cellular signaling pathways disrupted by disease and aging. In investigational studies, they have been demonstrated in humans to possess several properties with potential therapeutic benefit – they regulate innate and adaptive immunity, reduce nonproductive inflammation, and stimulate cell proliferation. Our lead product candidate, NEUMUNE® (HE2100), is entering late-stage development for the treatment of Acute Radiation Syndrome (ARS), a life-threatening condition resulting from exposure to high levels of radiation following a nuclear or radiological incident, and is being explored for use in combating healthcare-associated infections. We also are profiling optimized second-generation compounds for potential clinical development in a broad spectrum of therapeutic categories including hematology, metabolic disorders, autoimmune disorders, pulmonary diseases, oncology and infectious diseases.

We have been unprofitable since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $183.6 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Our company was created on March 26, 1997, as a result of the merger of Hollis-Eden, Inc., a Delaware corporation, with and into our predecessor company, known as Initial Acquisition Corp., a Delaware corporation (IAC). Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through September 30, 2006, we have generated approximately $323,600 in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)). We also generated $4.5 million in net other income consisting of $12.6 million in interest income, which was partially offset by $7.6 million in deemed discount expense and $0.4 million in interest expense. We have incurred approximately $122.4 million in research and development expenses, $63.0 million in general and administrative expenses and $3.0 million in the settlement of a dispute. The combination of these resulted in an aggregate net loss of approximately $183.6 million for the period from our inception through September 30, 2006.

Research and development and general and administrative expenses include the expense for stock-based compensation in the three-month and nine-month periods ended September 30, 2006, while stock-based compensation expense was not included in our financial results for the same periods in 2005 (See – “Stock-Based Compensation” below).

Research and development expenses were approximately $6.0 million and $17.3 million for the three-month and nine-month periods ended September 30, 2006, respectively compared to $4.2 million and $13.7 million for the same periods in 2005. The research and development expenses relate primarily to the ongoing development, preclinical testing, and clinical trials for our drug candidates. The increase in research and development expenses was due primarily to the growth in our laboratory operations, as well as preclinical and clinical activities and personnel associated with advancing our lead compound, NEUMUNE, through development.

General and administrative expenses were $1.9 million and $7.1 million for the three-month and nine-month periods ended September 30, 2006, respectively, compared to $1.9 million and $6.5 million for the same periods in 2005. The general and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, public and investor relations, consultants, insurance and travel. The changes in general and administrative expenses were driven by the impact of stock-based compensation expense related to the adoption of SFAS No. 123R in 2006, offset by a decrease in legal costs.

Other income (expense) was $0.6 million and $1.9 million for the three-month and nine-month periods ended September 30, 2006, respectively, compared to $0.4 million and $1.1 million for the same periods in 2005, composed entirely of interest income. The increase in interest income was due mainly to generally higher interest rates in 2006 than in 2005.

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

Effective January 1, 2006, we adopted SFAS No. 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three- and nine month periods ended September 30, 2006 includes:

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

The total stock-based compensation expense included in our statement of operations for the nine-month periods ended September 30, 2006 and 2005 was $3.4 million and $-0-, respectively. Of the $3.4 million stock-based compensation expense, $2.8 million relates to awards granted prior to January 1, 2006.

As of September 30, 2006, the unrecognized stock-based compensation expense related to non-vested options and restricted shares was approximately $7.3 million which is expected to be recognized over a weighted average period of approximately 1.2 years.

We did not modify terms of existing stock-based compensation awards prior to the adoption of SFAS 123R nor have we modified our compensation strategy as a result of SFAS 123R. (See note 1 of the Unaudited Notes to Financial Statements for the period ended September 30, 2006 for additional information).

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of shares of our common stock and warrants, from which we received gross proceeds of $20.0 million. During January 1999, we completed two private placements of shares of our common stock raising approximately $25.0 million. In December 2001, we completed a private placement of shares of our common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of shares of our common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003 we completed a public offering of shares of our common stock from which we received $62.5 million in gross proceeds. In June 2005, we completed a sale of shares of our common stock and warrants from which we received $10.0 million in gross proceeds. In February 2006, we completed a sale of shares of our common stock and warrants from which we received gross proceeds of $26.0 million. In addition, we have received a total of $17.8 million from the exercise of warrants and stock options since our inception.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$2,220	$1,064	$1,070	$86	—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration, and we will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. With the possible exception of a government order for NEUMUNE®, we do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of September 30, 2006, our cash and cash equivalents totaled approximately $47.4 million.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, whether we receive an advance purchase contract from the U.S. government for NEUMUNE®, our lead drug candidate for Acute Radiation Syndrome, and if we do receive such an advance purchase contract, the amount of such contract, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

There have been no material changes to our investment portfolio from December 31, 2005 to the present. At September 30, 2006, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief financial officer and chief executive officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our principal development efforts are currently centered around a proprietary class of small compounds which we believe shows promise for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. However, all drug candidates require approval by the FDA before they can be commercialized in the U.S. as well as approval by various foreign government agencies before they can commercialized in other countries. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale. We may incur significant additional operating losses for the foreseeable future as we fund development, preclinical and clinical testing and other expenses in support of regulatory approval of our drug candidates. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $183.6 million as of September 30, 2006. Our net losses for fiscal years 2005, 2004 and 2003 were approximately $29.4 million, $24.8 million and $25.7 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the U.S. and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Companies such as Amgen Inc. have developed or are developing products to boost neutrophils or platelets after chemotherapy. A large number of companies, including Merck & Company, Inc., Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc. are also developing and marketing new drugs for the treatment of chronic inflammatory conditions. Companies such as GlaxoSmithKline, Merck & Company, Inc., Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have marketed products or research and development programs in these fields.

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

As of September 30, 2006, our cash and cash equivalents totaled approximately $47.4 million. In February 2006, we completed an offering of common stock and warrants to purchase common stock, pursuant to which we received net proceeds of approximately $24.4 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

Our ability to commercialize our drug candidates successfully also will depend in part on the extent to which reimbursement for the cost of our drug candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing any of our drug candidates to the market, such drug candidates may not be considered cost effective and reimbursement may not be available or sufficient to allow us to sell such drug candidates on a profitable or competitive basis.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $4.09 to $16.50 between January 1, 2004 and November 1, 2006.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 9% of our outstanding common stock as of September 30, 2006. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of September 30, 2006, Mr. Hollis would beneficially own approximately 14% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended September 30, 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document
*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*4.1	Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: November 2, 2006	By:	/s/ Daniel D. Burgess
Daniel D. Burgess
Chief Operating Officer/
Chief Financial Officer
(Principal Financial Officer)

Dated: November 2, 2006	By:	/s/ Robert W. Weber
Robert W. Weber
Vice President-Controller/
Chief Accounting Officer
(Principal Accounting Officer)