Form 10-K
period 2006-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2007-03-16
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common stock, $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐    NO  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2006, the end of Hollis-Eden Pharmaceuticals’ most recently completed second fiscal quarter, was approximately $106,854,156 based on the closing stock price of $4.79 for the Registrant’s Common Stock as reported by the Nasdaq National Market*.

As of March 1, 2007, there were outstanding 28,918,901 shares of the Registrant’s Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after Registrant’s fiscal year end December 31, 2006, are incorporated by reference into Part III of this Report.

*Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the Registrant’s common stock outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Hollis-Eden Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2006

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

GENERAL OVERVIEW

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune or metabolic response. Our initial technology development efforts are primarily focused on a series of adrenal hormones and hormone analogs that we have labeled immune regulating hormones, or IRHs, that are derived from our hormonal signaling technology platform. We believe these IRHs are key components of the body’s natural regulatory system that potentially can be useful in treating a wide variety of medical conditions.

Preclinical and early clinical studies with these compounds indicate that they have the ability to reverse bone marrow suppression, reduce non-productive inflammation and stimulate innate and adaptive immunity. These compounds have also been shown in these studies to play an important role in metabolism and, more recently, in preclinical studies of hormonally driven cancers. In addition, these IRHs have a very attractive safety profile to date and are cost-effective to manufacture.

We have generated a substantial amount of data regarding the safety and activity of NEUMUNE® (HE2100) in the setting of acute radiation syndrome (ARS). This data indicates that NEUMUNE mitigates neutropenia (loss of white blood cells known as neutrophils), thrombocytopenia (loss of key clotting elements known as platelets) and anemia (loss of red blood cells). NEUMUNE has also been shown to increase survival versus placebo in rhesus monkeys after exposure to high levels of radiation. In 2005 we filed an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, and we have conducted four Phase I human clinical trials with NEUMUNE in the U.S. and The Netherlands. These studies indicate that NEUMUNE has an attractive safety profile and that the compound can increase both neutrophils and platelets in young and elderly healthy humans.

Because of the potential to use such an agent as a medical countermeasure to a weapon of mass destruction, there are a number of unique features applicable to the development and commercialization process of NEUMUNE for ARS. Specifically, unlike drug candidates for traditional medical indications, NEUMUNE may be reviewed for regulatory approval in ARS by the FDA, on the basis of efficacy in animals and safety in humans. This potentially avoids the need to conduct large and expensive studies typically required by the FDA to establish efficacy in humans. Further, because the compound could be stockpiled by government agencies, the cost of distribution could potentially be significantly less than for traditional pharmaceuticals. We have been collaborating on the development of NEUMUNE for ARS with the U.S. military. Our intent had been to secure procurement contracts with both the Department of Health and Human Services (HHS) and the Department of Defense (DOD). However, in March 2007, after being notified on multiple occasions that we were in the competitive range for an active Request for Proposal (RFP), we were informed by HHS that NEUMUNE did not meet the technical requirements for this RFP. HHS then cancelled the solicitation in its entirety. While we believe DOD remains interested in procuring a drug candidate like NEUMUNE for bone marrow damage from ARS, they have not yet issued a RFP for this indication. Therefore, it is uncertain whether or when a market for NEUMUNE in ARS will materialize and, as a result, we have curtailed our development activities in this indication until such time as the market opportunity becomes more clear.

In addition to the potential role for NEUMUNE in ARS, we believe there is also an opportunity for the compound in preventing or mitigating infections acquired in the healthcare setting. Numerous published preclinical studies indicate that NEUMUNE can significantly improve survival from lethal infections when administered prior to infectious challenge. While we have an open IND for the compound in this indication, in light of HHS’ cancellation of its RFP described above, we have made the strategic decision to curtail further development of NEUMUNE and will focus our resources on HE3286, HE3235 and follow-on oral compounds for indications that have well defined clinical paths and large, well-established markets. If Congressional intervention or procurement activities by the Department of Defense improve the opportunity for NEUMUNE in the very short term we may revisit this decision. We will also consider licensing or selling the compound to third parties for further development.

We are also in the process of preparing and filing an IND on our lead compound, HE3286, which is being developed initially for type 2 diabetes, a disease affecting approximately 20 million Americans and over 160 million people worldwide. Preclinical studies with the compound indicate that it acts as an insulin sensitizer to improve the utilization of glucose without causing the side effects seen with currently marketed insulin sensitizers.

HE3286 has also shown activity in several preclinical models of rheumatoid arthritis and we anticipate filing an IND in this area if additional preclinical studies are successful. We are continuing to profile both HE3286 and analogs of HE3286 in other preclinical models of autoimmunity.

We have recently identified another compound from our hormonal signaling technology platform, HE3235, that has shown activity in preclinical models of prostate cancer and breast cancer. This compound has now been selected for clinical development, and assuming toxicology studies and manufacturing scale-up activities are successful, we anticipate filing an IND for this compound as well.

Another one of our drug candidates, IMMUNITIN™ (HE2000), is a Phase II stage IRH that has shown clinical activity in infectious diseases, including HIV, malaria, and preventing reactivation of tuberculosis in AIDS patients. IMMUNITIN may be a candidate for further development as a compound to be used in treating global infectious disease epidemics.

In addition to the four clinical development stage drug candidates described above, we have an active research program that is generating new clinical leads. These new leads are being further evaluated in preclinical models of a number of different diseases including chemotherapy induced bone marrow suppression, autoimmune conditions, inflammatory diseases of the lung, glucose and bone metabolism and regenerative medicine.

We are pursuing a partially integrated approach to building our business. As such, we are utilizing third parties for many of our activities. If we are able to successfully develop our investigational drug candidates, we anticipate marketing them directly in the U.S. and potentially elsewhere in indications for which only a small sales force is required. For certain therapeutic indications or geographic regions that require a larger sales force to successfully commercialize a product, we anticipate establishing strategic collaborations with larger organizations which have the resources to compete effectively in these settings.

Our principal executive offices are located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, and our telephone number is (858) 587-9333. We are incorporated in Delaware.

Hollis-Eden Pharmaceuticals, HE2000, HE2100, HE2200, HE2300, HE2400, IMMUNITIN, NEUMUNE, PHOSPHONOL, REVERSIONEX and the Hollis-Eden Pharmaceuticals stylized logo are trademarks of Hollis-Eden Pharmaceuticals, Inc. This filing also includes trademarks owned by other parties. All other trademarks mentioned are the property of their respective owners. Use or display by us of other parties’ trademarks or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or product owners.

Our periodic and current reports that we file with the Securities and Exchange Commission, or SEC, are available free of charge, on our website, as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the SEC. Our internet address is www.holliseden.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

TECHNOLOGY DESCRIPTION

Immune Regulating Hormones

Our primary technology development efforts are focused on a series of adrenal hormones and hormone analogs that we have labeled immune regulating hormones, or IRHs. We believe these IRHs are key components of the body’s natural regulatory system that potentially can be useful in treating a wide variety of medical conditions. To date, these IRHs have demonstrated preclinical activity in protecting the bone marrow from the damaging effects of radiation and chemotherapy. In addition, IRHs appear to reduce inflammation in a broad-spectrum fashion while also improving a number of components of the immune system in conditions of immune suppression. Further, based on preclinical results these compounds appear to be important in regulating metabolism and hormonally driven cancers. These adrenal hormones are known to be depleted as we age, and this process can be accelerated as a result of infectious diseases and other chronic immune system disorders.

Hematopoiesis

One of our initial focus areas for these IRHs revolves around their role in the hematopoietic system. Hematopoiesis is the process by which the body produces a number of key blood cell types, including neutrophils and platelets. Neutrophils are white blood cells that are critical early responders used in combating foreign pathogens. When they are depleted, the host becomes highly susceptible to life-threatening infections. Similarly, a significant loss of platelets, which are key clotting elements in the blood, can lead to life-threatening bleeding episodes. Platelets have also recently been recognized as an important component of innate immunity.

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

Mechanistically, IRHs appear both to increase the proliferative potential of residual bone marrow cells after injury and accelerate the rate at which new cells are generated. We believe this recovery of bone marrow cells may be attributable to the ability of NEUMUNE to increase CD34+ hematopoietic stem and progenitor cells, or HSPCs, as demonstrated in results from a Hollis-Eden sponsored preclinical study in rhesus monkeys. In addition, the ability of IRHs to regulate reactive oxygen species and reduce systemic inflammation may also contribute to preventing death of remaining bone marrow cells.

Because of these characteristics, IRHs have the potential to be quite useful in treating a variety of conditions in which the bone marrow is damaged.

Role of Inflammation

The role of inflammation in disease pathogenesis has become increasingly recognized by the medical community. Chronic inflammation is generally believed to be caused by an over-stimulation of certain components of the immune system, such as reactive oxygen species and pro-inflammatory mediators, due to persistent low-grade infections or the body’s inability to differentiate between certain cells or tissues in the body and foreign pathogens. Published studies have implicated chronic inflammation in a host of diseases ranging from autoimmune conditions, such as arthritis and psoriasis, to infectious diseases, including HIV, malaria and tuberculosis, and to metabolic disease, including diabetes and cardiovascular disease as well as a number of different cancer types.

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

Over the last decade, a number of new agents for treating inflammation have been introduced that are focused on inhibiting a specific component of the inflammatory cascade, such as agents that block specific inflammatory cytokines, including TNF-alpha and IL-1 beta, as well as drugs that inhibit specific enzymes, such as COX-2. These drugs have shown impressive activity in a number of clinical conditions such as arthritis, inflammatory bowel disease and psoriasis. However, by focusing on a specific mediator, these agents may not be able to overcome the redundancy built into the immune system and can also cause immune suppression and other side effects in certain patient populations. In addition, the cost of producing a number of these new agents is quite high.

Our IRHs have been shown to regulate a broad array of inflammatory mediators. For example, we have conducted preclinical studies which indicate the ability of IRHs to regulate the nuclear transcription factor NF-kB that may be central to the beneficial effects seen with these compounds in preclinical models of type 2 diabetes and rheumatoid arthritis. In addition, our class of compounds has been shown in early clinical trials to produce long-lasting reductions in a number of other key inflammatory mediators, including TNF-alpha, IL-1 beta and IL-6. Unlike most approaches to reducing inflammation, however, IRHs appear to either maintain or boost a variety of immune responses in conditions of immune suppression, including innate and adaptive cell-mediated immunity.

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

Innate immunity refers to the all-purpose, immediate antimicrobial response that occurs regardless of the nature of the invader. For example, macrophages, granulocytes and natural killer cells roam our body and recognize and destroy foreign cells they encounter. This response serves to fight the infection after initial exposure, pending development of adaptive immunity.

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

The balance between the cellular (Th1) and humoral (Th2) arms of the immune system is modulated by a highly integrated network of molecular and cellular interactions driven by cytokines. Cytokines are small proteins that act as intercellular chemical messengers. These cytokines, which are regulated by hormones generated by the endocrine system, can be classified as either Th1 or Th2 depending on their role. Th1 cytokines such as interleukin 2 (IL-2), interferon gamma (IFN-gamma) and interleukin 12 (IL-12) stimulate the cellular response and suppress the humoral response. Th2 cytokines, such as interleukin 10 (IL-10), interleukin 6 (IL-6) and interleukin 4 (IL-4), stimulate the humoral response and suppress the cellular response.

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

Our therapeutic strategy is based on the observation that this complicated balance of cytokines is regulated by competing levels of certain adrenal hormones. In young, healthy adults, the balance between corticosteroids such as cortisol, which have immunosuppressive properties, and the IRHs we are developing is a key determinant in whether appropriate levels of cytokines are produced to properly regulate immune responses. As we age, and under conditions of stress, chronic infections or systemic inflammation, levels of these IRHs that counteract the immunosuppressive effect of corticosteroids fall significantly, leading to a decline in the ability to fight off infections that would otherwise be contained by a well functioning immune system.

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

The research community has increasingly begun to embrace the concept of a “systems biology” approach to drug development—one that accounts for the complexity of interactions between cellular pathways. This approach recognizes that enhancing or inhibiting just one signal in this complicated cascade of events is likely to be too simplistic an approach to overcome many of the more intractable health problems facing medicine today. Researchers in this emerging field are attempting to integrate a number of different scientific disciplines, such as molecular biology, high speed computing and engineering, to understand these intricate interactions in immune and metabolic function and the dysregulation in these pathways that can lead to a very diverse set of diseases and conditions at an upstream level. The concept is that there may be common links between diseases such as arthritis, diabetes, HIV, Alzheimer’s disease and cancer that can all benefit from an appropriate upstream re-regulation of immune and/or metabolic function.

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

As factors such as chronic inflammation, innate and adaptive immunity and metabolic function are implicated in a host of diseases, including virtually all diseases of aging, successfully applying this approach has potential utility for a number of important pharmaceutical markets. The hormone series that we are focused on is known to be involved in cell signaling at an upstream level, and these hormones are known to be depleted as we age. This depletion can be accelerated as a result of a number of the conditions we are pursuing. We believe that by starting with the lessons that evolutionary biology has taught us, the time to develop new therapeutics that target these systemic abnormalities will be shortened relative to the ground up approach being pursued by others.

PRODUCTS IN DEVELOPMENT

We are currently focusing our development activities on our proprietary series of IRHs. We have already generated indications of activity in human clinical trials with two of these compounds, NEUMUNE and IMMUNITIN, and two other compounds, HE3286 and HE3235, have now been selected for clinical development. Each of these compounds is described in more detail below. In addition, we have an active research program focused on adrenal hormones that is identifying additional clinical candidates for a host of medical conditions.

In addition to the potential role for NEUMUNE in ARS, we believe there is also an opportunity for the compound in preventing or mitigating infections acquired in the healthcare setting. Numerous published preclinical studies indicate that NEUMUNE can significantly improve survival from lethal infections when administered prior to infectious challenge. While we have an open IND for the compound in this indication, in light of HHS’ cancellation of its RFP described above, we have made the strategic decision to curtail further development of NEUMUNE and will focus our resources on HE3286, HE3235 and follow-on oral compounds for indications that have well defined clinical paths and large, well-established markets. If Congressional intervention or procurement activities by the Department of Defense improve the opportunity for NEUMUNE in the very short term we may revisit this decision. We will also consider licensing or selling the compound to third parties for further development.

HE3286

Type 2 Diabetes

Diabetes is a disease in which the body does not produce adequate quantities of, or properly use, insulin. Insulin is a hormone needed to carry glucose from the blood into cells, where it is converted to energy the cells need to perform properly. When insulin is not present in sufficient quantity or does not function correctly, the result is high levels of glucose in the blood. Over time, chronically elevated blood glucose can lead to a host of severe medical conditions including nerve disease, blindness, limb amputation, heart attack, stroke and death. There are two forms of diabetes: type 1, or juvenile onset diabetes and type 2 or adult onset diabetes.

HE3286 is a next generation IRH that we are developing for the treatment of type 2 diabetes. The compound was discovered by our scientists in a pharmaceutical development program targeting metabolism.

Studies in rats fed with a diet containing the parent hormone of HE3286 showed a reduction in the expression levels of certain genes encoding key enzymes involved in glucose and cortisol metabolism (e.g. PEPCK or 11ß-HSD1), an effect which should lessen the severity or impact of type 2 diabetes on insulin resistance. This indicates that this hormone is potentially central to glucose metabolism. Through the application of medicinal chemistry, we have extended the inherent properties of that hormone into a more pharmaceutically suitable compound, HE3286, for the treatment of type 2 diabetes.

Data generated to support the use of the compound in this indication include the following:

•

When administered orally to genetically obese mice prone to diabetes (db/db model), HE3286, after 10 days, significantly (p<0.02) suppressed the progression of hyperglycemia typically observed in these animals.

•

In an animal model of diet-induced insulin resistance, HE3286 significantly (p<0.01) improved glucose handling in an oral glucose tolerance test (OGTT) when compared to the control group and at the end of the study was superior (p<0.003) to the active control (rosiglitazone). In addition, HE3286 demonstrated a statistically significant (p<0.006) reduction in fasting glucose values when compared to controls at days 14 and 29 of the study, and the activity was similar to the active control (rosiglitazone) (p<0.05).

•

Additional evidence of improvement in glucose disposal by HE3286 comes from a hyperinsulinemic/euglycemic clamp study, widely acknowledged as the “gold standard” preclinical model to measure insulin sensitivity in vivo. In this study, administration of HE3286 to diabetic db/db mice for 14 days markedly increased the glucose infusion rate (GIR) required to maintain normal levels of blood glucose following an intravenous infusion of a high dose of insulin. The GIR is a key parameter used to determine the degree of insulin sensitivity in vivo, and its increase following treatment with HE3286 indicates that this compound acts physiologically as an insulin sensitizer in the diabetic state.

In parallel experiments designed to elucidate the possible mechanism of action of HE3286 to produce these metabolic effects, it was found that HE3286 regulates the pro-inflammatory NF-kB pathway in cultured mouse macrophages or human monocytes. We believe this is an important finding because over the last several years reports in the scientific literature suggest that chronic activation of inflammatory pathways such as NF-kB can also lead to insulin resistance and may play a role in the progression towards type 2 diabetes. The January 2007 issue of Diabetologia includes a new third party study regarding this pathway, which concludes that moderate inhibition of NF-kB improves glucose tolerance in animals and is a suitable therapeutic target for the treatment of type 2 diabetes.

There are several pharmaceutical approaches to treating type 2 diabetes. These include drugs designed to increase insulin production by the pancreas, drugs designed to reduce glucose production by the liver and drugs designed to increase the body’s sensitivity to insulin, thereby improving glucose disposal from the bloodstream. Frequently clinicians will combine drugs from these different approaches in an effort to achieve appropriate glucose control.

The only currently approved anti-diabetic agents that are known to act as insulin sensitizers are the glitazone class of drugs, which collectively represent 48% of the annual sales in the $12 billion per year global oral anti-diabetic market. Glitazones appear to act primarily through the activation of a nuclear hormone receptor known as PPARgamma. While these agents can lower blood glucose, they have been associated with undesirable side effects such as weight gain. In contrast, preclinical studies with HE3286 indicate that it does not act on the PPARgamma receptor and does not have the undesirable effect of weight gain seen with the glitazone class. Therefore, these preclinical studies suggest that HE3286 may represent the first of a new class of insulin sensitizing agents that could be used in controlling type 2 diabetes.

The need for new classes of agents such as HE3286 to treat type 2 diabetes is clear. There are approximately 20 million Americans with type 2 diabetes and over 160 million type 2 diabetics worldwide. These figures are increasing rapidly as a result of the aging population and the rising incidence of obesity, which is a common risk factor for the disease. Clinical data indicates only 36% of type 2 diabetics are currently able to achieve the American Diabetes Association maximum recommended HbA1c glucose level of 7.0. Large clinical studies have shown that failure to achieve these glucose targets can progressively lead to severe health consequences including neuropathy, blindness, amputation, heart attack, stroke and death.

HE3286 has demonstrated good oral bioavailability in non-human primates. In addition, preliminary results of GLP toxicology studies indicate the compound is well tolerated. Based on these findings, Hollis-Eden is preparing to file an Investigational New Drug application (IND) with the FDA for HE3286 for the treatment of type 2 diabetes.

Rheumatoid Arthritis

HE3286 is also being evaluated for clinical development in the treatment of rheumatoid arthritis. According to the Centers for Disease Control and Prevention, or CDCP, an estimated 46.1 million people were treated for arthritis and other rheumatic conditions in 2003, the latest year for which data available, and an estimated 8 million more people will suffer from arthritis between 2005 and 2015. Rheumatoid arthritis is a type of chronic arthritis that occurs in joints on both sides of the body (such as hands, wrists or knees). In rheumatoid arthritis, the immune system attacks the joints and sometimes the other organs.

Once the immune system is triggered, immune cells migrate from the blood into the joints and produce substances that cause inflammation. The increased number of cells and inflammatory substances within the joint cause irritation, wearing down cartilage (cushioning material at the end of bones), swelling the joint lining (synovium) and causing the joint lining to produce fluid.

As the cartilage wears down, the space between the bones narrows. If the condition worsens, the bones could rub against each other. As the joint lining expands, it may invade into or erode the bone, resulting in irreversible damage to the bone.

Potential mechanisms of action for HE3286 include regulation of NF-kB and increasing the production of regulatory T cells (Treg cells). NF-kB is a well-known transcription regulator that controls the production of inflammatory cytokines such as TNF-alpha and Interferon-gamma. Treg cells are referred to in the scientific literature as the “peacekeepers” of the body. Their role is to keep the immune system from attacking the body itself. Recent studies of Treg cells indicate that they may play a broader role than simply preventing autoimmune conditions. The medical literature is now suggesting that the manipulations of these cells could offer new treatments for conditions ranging from diabetes to organ rejection.

In a collagen-induced arthritis model (CIA), HE3286, when compared to placebo, significantly reduced the severity of disease and decreased disease over the course of the study. Moreover, histological analysis of joint tissue conducted at the end of the study indicated a marked reduction of tissue damage in the HE3286-treated animals compared to placebo.

HE3286 has also shown a statistically significant reduction in disease in a rodent model of established arthritis. Mice were immunized to induce disease, and one week after disease onset were treated orally with HE3286 or placebo. While the severity of arthritis worsened steadily in the placebo-treated group, it nearly resolved or remained at a minimum in the HE3286-treated group (p < 0.001). Treatment resulted in a difference in arthritis severity that was on average 45% lower in the HE3286-treated group than in the placebo-treated group. The study was conducted in the DBA mouse model of collagen-induced arthritis, a model widely used in industry and academia to test new agents as potential treatments for rheumatoid arthritis.

HE3235

We recently selected a new compound, HE3235, for clinical development in the area of hormone driven cancers. HE3235 appears to have good oral bioavailability in non-human primates. The lead indication we are pursuing is for hormone refractory prostate cancer (HRPC).

The incidence of HRPC is estimated at approximately 90,000 in the U.S., resulting in an estimated 36,000 deaths each year. Hormone therapy that blocks production of testosterone can effectively control prostate disease for a period of time. However, hormone therapy will eventually fail and the prostate cancer will continue to grow and spread. HRPC is a disease state represented by tumors that develop the ability to grow despite low levels of testosterone. HRPC cells appear to be able to utilize other endogenously produced adrenal steroids as tumor growth factors.

In our research effort for this program, we screened compounds from our library that inhibited adrenal androgen stimulated proliferation of human LnCaP prostate cancer cells in vitro. This system, designed to mimic HRPC in humans, was used to identify lead compounds that would then be tested in a well accepted murine model for HRPC that utilizes human tumor cell lines.

In this mouse model, HE3235 reduced tumor incidence in a dose dependent fashion and, in the high-dose group, completely prevented tumor uptake (0/11), compared to 92% tumor incidence (11/12) in vehicle-treated animals.

These findings have now been extended into animals with established tumors. In this prostate model, mice with rapidly growing prostate tumors were randomized to receive treatment with either HE3235 or placebo, and tumors were then tracked for three weeks. At the end of the study, tumor volume in the animals receiving placebo was on average over 7 times larger (370 mm3) than their initial size. In contrast, tumor growth in the HE3235 group was arrested at approximately 57 mm3 (p<0.001), with 2 out of the 9 treated animals becoming completely tumor free.

Preliminary results from the first in a series of breast cancer studies further support the concept that HE3235 can block adrenal hormones that stimulate tumor growth. Rats were given the potent carcinogen N-methyl-N-nitrosourea to induce multiple breast tumors. Later in the experiment, animals with detected tumors were randomized to receive one of two strengths of HE3235 or to be assigned to a placebo control group. Treatment with HE3235 resulted in a reduced tumor burden for existing tumors that were present before treatment commenced compared to placebo treated animals (p<0.001). In addition, after the treatment period began, all 6 placebo controls developed one or more additional tumors, while not a single new tumor arose in the 10 animals treated with HE3235. This preventive action of HE3235 on the occurrence of new tumors also reached statistical significance (p<0.01).

In addition to further profiling HE3235 in cancer models, we have begun scaling up the manufacturing process in anticipation of conducting IND-enabling toxicology studies. Assuming results of these activities are successful, we anticipate filing an IND for HE3235 in late 2007 or early 2008.

NEUMUNE

NEUMUNE has been under development as a treatment for acute radiation syndrome, or ARS, a condition for which there are no approved therapeutics. ARS, also referred to as radiation sickness, is a potentially fatal acute illness caused by high doses of radiation exposure over a significant portion of the body. This exposure results in the depletion of hematopoietic stem and progenitor cells in the bone marrow, which then leads to thrombocytopenia (loss of key clotting elements known as platelets), and neutropenia (loss of white blood cells known as neutrophils). Thrombocytopenia increases the risk of uncontrolled bleeding, while neutropenia can significantly increase an individual’s susceptibility to life threatening infections. Either of these conditions can lead to death, which usually occurs in the first thirty to sixty days following radiation exposure. ARS also causes anemia (loss of oxygen carrying red blood cells) which can contribute to morbidity and mortality. If an individual can survive this initial period of insult, the bone marrow will generally return to normal production of these critical blood cell components.

We licensed certain patents related to NEUMUNE from Dr. Roger Loria, a professor of microbiology and immunology at Virginia Commonwealth University. We have been developing the compound in collaboration with the Armed Forces Radiobiology Research Institute, or AFRRI, an agency within the U.S. Department of Defense. AFRRI is a leader in studying the effects of radiation injury. Published studies by AFRRI with NEUMUNE in rodents have shown dramatic survival improvements in NEUMUNE-treated animals versus controls in models of radiation-induced immune suppression, leading AFRRI to identify NEUMUNE as its lead ARS candidate.

We have been developing NEUMUNE as a countermeasure to ARS under the FDA Animal Rule, which was adopted in 2002 for review of medical countermeasures to weapons of mass destruction. Traditional drug development programs require large-scale clinical studies to establish efficacy in humans in order for a drug candidate to be granted FDA approval. Under the Animal Rule, however, for indications in which it would be unethical to conduct efficacy studies in humans, as is the case with ARS, approval may be granted on the basis of efficacy in relevant animal species and safety in humans.

Pursuant to the Animal Rule, we have designed and conducted multiple efficacy studies in rhesus monkeys to assess the effect of NEUMUNE on mitigating the hematopoietic effects of ARS as well as on survival. To date, these studies indicate that NEUMUNE can provide benefit in non-human primate models across a wide range of radiation exposures, including lethal exposures, and in settings where no other medical support is administered, as well as in settings where supportive care can be provided.

In a sublethal model, studies conducted in rhesus monkeys exposed to 4 Gy of total body irradiation showed protection with NEUMUNE at doses ranging from 2.5 to 42.5 mg/kg. Published data from one of these studies, giving the compound once per day for 5 days by intramuscular injection at a dose of 15 mg/kg, showed the number of days of severe neutropenia were reduced from 12 to 3. In this study severe thrombocytopenia and severe anemia were eliminated.

High-dose radiation models were also conducted in rhesus monkeys with and without clinical support such as antibiotics, IV fluids and platelet transfusions. In the studies conducted without supportive care, 32.5% of the 40 control animals died versus only 12.5% of the 40 NEUMUNE treated animals. NEUMUNE-treated animals also required fewer platelet and blood transfusions and fewer antibiotic courses than placebo treated animals in the model where such supportive care was provided when needed. Animals receiving NEUMUNE experienced reductions in neutropenia, thrombocytopenia and anemia in both models.

In Phase I human safety studies conducted in the U.S. and The Netherlands, as of January 2007, a total of 129 volunteers had been enrolled including 57 in multi-dose studies designed to mimic the anticipated therapeutic regimen. One of these multi-dose studies included a separate cohort of healthy elderly subjects. An analysis of results from these studies indicates that the compound is generally well tolerated, with pain and swelling at the injection site being the most commonly reported adverse event. These healthy young and elderly volunteers also experienced a dose dependent increase in neutrophils and platelets during the multi-dose study. The magnitude of the increase in platelets and neutrophils in healthy volunteers was generally consistent with that seen in unirradiated monkeys when given doses of NEUMUNE that led to protection in radiation studies.

In light of the current risk of a terrorist attack with a nuclear or radiological weapon, we believe the market opportunity for a drug that could be used to ameliorate the effects of ARS could be significant. Further, because the compound could be stockpiled by government agencies, the cost of distribution could potentially be significantly less than for traditional pharmaceuticals. Our intent had been to secure procurement contracts for

NEUMUNE with both the Department of Health and Human Services (HHS) and the Department of Defense (DOD). However, in March 2007, after being notified on multiple occasions that we were in the competitive range for an active Request for Proposal (RFP), we were informed by HHS that NEUMUNE did not meet the technical requirements for this RFP. HHS then cancelled the solicitation in its entirety. While we believe DOD remains interested in procuring a drug candidate like NEUMUNE for bone marrow damage from ARS, they have not yet issued a RFP for this indication. Therefore, it is uncertain whether or when a market for NEUMUNE in ARS will materialize and as a result, we have curtailed our development activities in this indication until such time as the market opportunity becomes more clear.

If an agency within the federal government does ultimately decide to procure NEUMUNE, we also believe state and local governments, foreign governments and civilians may be interested in stockpiling the compound, if it is approved by the FDA for this indication.

We believe that a successful pivotal registration efficacy study in monkeys and a successful pivotal registration safety study in humans will be required prior to the submission of a New Drug Application, or NDA, for FDA approval. Accordingly, we would plan to meet with the FDA and other appropriate government agencies to gain concurrence on final protocol design for those studies prior to initiating any such activities.

IMMUNITIN

IMMUNITIN is a clinical-stage IRH that we have tested as a monotherapy in a number of infectious disease studies. Specifically, IMMUNITIN has been tested in a series of Phase I/II and Phase II clinical trials in HIV/AIDS patients in the U.S. and South Africa. In over 200 patients, IMMUNITIN treatment demonstrated an attractive safety profile. Results from studies in HIV-infected patients included long-lasting, statistically significant declines in a number of key inflammatory mediators, including TNF-alpha, IL-1 and IL-6, compared to placebo-treated patients, while increasing a wide variety of immune cell subsets associated with innate and cell-mediated immunity. In addition, patients receiving IMMUNITIN experienced a reduction in viral load.

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

Based on favorable results in multiple preclinical malaria studies with the U.S. Navy with IMMUNITIN, we also undertook two Phase II clinical studies with the compound in malaria patients in Thailand. Results from these studies indicated that IMMUNITIN was effective at reducing parasite count and cleared malarial parasites in most patients within seven days.

The growing prevalence of infectious diseases such as HIV, malaria and tuberculosis in the developing world has created a significant need for affordable, effective therapies. While we believe our IRHs have a number of attributes that make them potentially useful globally, significant geo-political barriers-to-entry exist that make investment in this area difficult to justify currently. These barriers include compulsory licensing and lack of sufficient third party funding for research and development. Recently, a number of third party initiatives designed to provide funding for effective approaches to these diseases have appeared to gain momentum. If we are able to receive support from these initiatives for both development and commercialization, subject to obtaining regulatory approvals, marketing IMMUNITIN in developing countries could become commercially attractive.

IRHs in Chemotherapy Protection

Based on of our knowledge of structure-activity relationships with this class of compounds, we are profiling next-generation IRHs that we believe may be well suited for use in chemotherapy protection in cancer patients. As with radiation injury, chemotherapy can damage the bone marrow, causing depletion of neutrophils and platelets, which can be life-threatening. Preclinical data in rhesus monkeys with IRHs in models of chemotherapy-induced immune suppression indicate that these IRHs could significantly protect both neutrophils and platelets.

Additional IRHs in Other Autoimmune Disease

Given the anti-inflammatory and immune regulating effects seen with IRHs in preclinical and early clinical trials, we are also interested in exploring the potential for new IRHs in rheumatoid arthritis as well as other autoimmune indications.

These small molecule drug candidates are structurally similar to widely used corticosteroids, but unlike corticosteroids they do not appear to cause immune suppression or bone loss—two common side effects of corticosteroids. Statistically significant anti-inflammatory effects have been demonstrated with our IRHs in in vivo models of pleurisy, a model of lung inflammation, experimental autoimmune encephalomyelitis, (EAE), which is a model of multiple sclerosis, and lipopolysaccharide challenge, a lethal model of endotoxic shock.

In addition to these anti-inflammatory properties, IRHs were shown to improve immune function (rather than suppress it as would be expected with corticosteroids) in a popliteal lymph node assay and were also shown to counteract corticosteroid-induced changes responsible for bone loss in in vitro studies. We are continuing to profile new IRHs in a number of preclinical models of autoimmunity and, if these results are successful, may enter one or more of these compounds into development for additional autoimmune indications.

IRHs in Pulmonary Diseases

Inflammation and infection in the lungs are common to many serious diseases, such as asthma, chronic obstructive pulmonary disease, or COPD, and cystic fibrosis, or CF. CF is a fatal genetic disease associated with chronic pulmonary infections and intense airway inflammation. The anti-inflammatory and immune regulating activity of IRHs has already shown benefit in several preclinical models of pulmonary infection and inflammation including the CFTR mouse model of CF and the LPS induced lung injury model. We are collaborating with Cystic Fibrosis Foundation Therapeutics, the non-profit drug discovery and development arm of the Cystic Fibrosis Foundation, to develop a new anti-inflammatory agent for use in CF. If we are able to successfully develop a compound for CF, there may also be opportunities to pursue other pulmonary indications for this type of drug.

Competition

Given the large market opportunities for products that treat the indications for which we are developing our IRHs, most major pharmaceutical companies and many biotechnology companies have programs directed toward finding drugs to treat indications we are exploring. In the field of hematopoiesis, the leading products on the market designed to enhance the production of neutrophils in patients receiving chemotherapy treatment are Neupogen and Neulasta from Amgen and Leukine from Schering. Other companies also have products either on the market or in development to enhance hematopoiesis.

In the area of immune modulators for correcting immune dysregulation, a number of companies are targeting inhibition or enhancement of a single cytokine or other mediator. For example, Amgen’s Enbrel® targets TNF-alpha, as does Johnson & Johnson’s Remicade®. Other immune-modulating drugs such as Celebrex® from Pfizer target COX-2. While these targeted approaches have shown clinical benefit and have generated significant sales volumes, redundant mechanisms in the immune system can limit their effectiveness.

In addition, side effects and cost issues may limit their global utility. In contrast, our immune regulating hormones appear to affect multiple cytokines and inflammatory mediators in a physiologic way that may make them more attractive drug candidates than currently available therapies.

In infectious disease, most current approaches are targeted at creating pathogen-specific compounds rather than drugs that target correcting dysregulations in the immune system. As described above, while these approaches have had success, their limitations in the areas of side effects, resistance and cost have become increasingly recognized. In addition, we believe they can be expected to have different profiles than our compounds and may therefore be complementary to our efforts. Companies like GlaxoSmithKline, Merck and Abbott have developed drugs for treating infectious diseases such as HIV, and many other drugs candidates are in development.

In metabolism and type 2 diabetes, there are a number of drugs such as Actos® from Takeda Pharmaceuticals and Avandia® from GlaxoSmithKline already approved for improving insulin sensitivity, and additional drugs are in development. While, based on preclinical study results, we have identified certain potential advantages of HE3286 over currently marketed drugs in this area, there can be no assurance that these advantages will be observed in human clinical trials. Even if these advantages are found in humans, there can be no assurance our compound can be successfully developed or marketed.

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

In Phase I clinical trials, studies usually are conducted on healthy volunteers or, in the case of certain terminal illnesses such as AIDS or cancer, patients with disease that has failed to respond to other treatment, to determine the maximum tolerated dose, side effects and pharmacokinetics of a product. Phase II studies are conducted on a small number of patients having a specific disease to determine initial efficacy in humans for that specific disease, the most effective doses and schedules of administration, and possible adverse effects and safety risks. Phase II/III differs from Phase II in that the trials involved may include more patients and, at the sole discretion of the FDA, be considered the “pivotal” trials, or trials that will form the basis for FDA approval. Phase III normally involves the pivotal trials of a drug, consisting of wide-scale studies on patients with the same disease, in order to evaluate the overall benefits and risks of the drug for the treated disease compared with other available therapies. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise.

As described above, for NEUMUNE in the setting of Acute Radiation Syndrome, we may apply for approval based upon a rule adopted by the FDA in 2002, titled “Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible” (Part 314, Subpart I), which is also referred to as the Animal Rule. Pursuant to this new rule, in situations where it would be unethical to conduct traditional Phase II and Phase III efficacy studies in humans, as is the case with countermeasures to a number of weapons of mass destruction, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models.

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

Post Approval.    If the FDA approves an NDA, the drug sponsor is required to submit reports periodically to the FDA containing adverse reactions, production, quality control and distribution records. The FDA may also require post-marketing testing to support the conclusion of efficacy and safety of the product, which can involve significant expense. After FDA approval is obtained for initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

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

Manufacturing

We do not have, and do not intend to establish, manufacturing facilities to produce our drug candidates or any future products. We plan to control our capital expenditures by using contract manufacturers to make our products. We believe that there are a sufficient number of high quality FDA approved contract manufacturers available, and we have had discussions and in some cases established relationships to fulfill our near-term production needs for both clinical and commercial use.

The manufacture of our drug candidates or any future products, whether done by outside contractors as planned or internally, will be subject to rigorous regulations, including the need to comply with the FDA’s current Good Manufacturing Practice standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining

FDA approval of the prospective manufacturer’s quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

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

In addition to the considerations discussed above, companies that obtain patents claiming products, uses or processes that are necessary for, or useful to, the development of our drug candidates or future products could bring legal actions against us claiming infringement. Patent litigation is typically costly and time consuming, and if such an action were brought against us, it could result in significant cost and diversion of our attention. We may be required to obtain licenses to other patents or proprietary rights, and we cannot guarantee that licenses would be made available on terms acceptable to us. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to license technology designed around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

Technology Agreements

In December 1999, we entered into a license agreement with Dr. Roger M. Loria. Dr. Loria exclusively licensed to us all rights to NEUMUNE and HE2200, together with all related patents and patent applications. This agreement was amended on April 9, 2002 and on December 12, 2006. Dr. Loria is a Professor of Microbiology and Immunology at Virginia Commonwealth University.

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

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. (currently known as Inflabloc Pharmaceuticals, Inc.). Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement. We will also make additional milestone and royalty payments to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. No such milestones have been met to date. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes served as a scientific consultant to Hollis-Eden from 1999 to mid-2003.

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

Employees

As of March 1, 2007, we had 66 full-time, non-union employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

Our executive officers and senior management and their ages as of March 1, 2007 are as follows:

Name	Age	Position
Richard B. Hollis	54	Chairman of the Board, President and Chief Executive Officer
Daniel D. Burgess	45	Chief Operating Officer and Chief Financial Officer
James M. Frincke, Ph.D.	56	Chief Scientific Officer
Steven A. Gordziel, Ph.D.	60	Vice President, Product Development
Eric J. Loumeau	44	Vice President, Corporate General Counsel
Robert L. Marsella	54	Sr.Vice President, Business Development and Marketing
Christopher L. Reading, Ph.D.	59	Executive Vice President, Scientific Development
Dwight R. Stickney, M.D.	64	Vice President, Medical Affairs
Robert W. Weber	56	Chief Accounting Officer and Vice President—Controller

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

Daniel D. Burgess became Chief Operating Officer and Chief Financial Officer of Hollis-Eden in August 1999. Mr. Burgess joined Hollis-Eden from Nanogen Inc., where he served as Vice President and Chief Financial Officer. Prior to joining Nanogen in 1998, Mr. Burgess spent ten years with Gensia Sicor, Inc. (acquired by Teva Pharmaceutical Industries Limited) and Gensia Automedics, Inc., a partially owned subsidiary of Gensia Sicor. He served as President and a director of Gensia Automedics, where he was responsible for all functional areas of this medical products company. In addition, he was Vice President and Chief Financial Officer of Gensia Sicor, where he was responsible for finance, investor relations, business development and other administrative functions. Prior to joining Gensia, Mr. Burgess held positions at Castle & Cooke, Inc. and Smith Barney, Harris Upham and Company. He received a degree in Economics from Stanford University and an MBA from Harvard Business School. Mr. Burgess is a member of the Boards of Directors of Santarus, Inc. and Metabasis Therapeutics, Inc.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $191.5 million as of December 31, 2006. Our net losses for fiscal years 2006, 2005 and 2004 were approximately $30.2 million, $29.4 million and $24.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

The market for treating acute radiation syndrome is uncertain as are our development plans and timelines for NEUMUNE.

We do not believe any drug has ever been approved and commercialized for the treatment of acute radiation syndrome. In addition, the incidence of large-scale exposure to nuclear or radiological events has been low. Accordingly, even if NEUMUNE, our lead drug candidate to treat ARS, is approved by the FDA, we cannot predict with any certainty the size of this market. The initial potential market for NEUMUNE is largely dependent on the size of stockpiling orders, if any, procured by government agencies. While a number of governments have historically stockpiled drugs to treat indications such as smallpox, anthrax exposure, plague, tularemia and certain long-term effects of radiation exposure, we are unaware of any significant stockpiling orders for drugs to treat ARS. On December 9, 2005, the U.S. Department of Health and Human Services (HHS) issued a Request for Proposal (RFP), which specified an initial potential stockpiling order of up to 100,000 treatment courses, which is substantially lower than we had anticipated. We responded to the RFP in February 2006, and were informed in March 2007 that NEUMUNE was no longer in the competitive range for this RFP and that the RFP had been cancelled in its entirety. As a result of the decision by HHS to cancel the RFP, our development plans and timelines for NEUMUNE are uncertain and may not continue at all. In addition, even if NEUMUNE is approved by regulatory authorities, we cannot guarantee that we will receive any stockpiling orders for NEUMUNE, that any such order would be profitable to us or that NEUMUNE will achieve market acceptance by the general public.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the U.S. and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Companies such as Amgen Inc. have developed or are developing products to boost neutrophils or platelets after chemotherapy. A large number of companies, including Merck & Company, Inc., Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc., are also developing and marketing new drugs for the treatment of chronic inflammatory conditions. A large number of companies including Merck & Company, Inc., GlaxoSmithKline, TAP Pharmaceutical Products, Inc., and Eli Lilly and Co. are also developing and marketing new drugs for the treatment of type 2 diabetes. Companies such as GlaxoSmithKline, Merck & Company, Inc., Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have marketed products or research and development programs in these fields.

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

As of December 31, 2006, our cash and cash equivalents totaled approximately $67.1 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The market prices for securities of life sciences companies, particularly those that are not profitable, are highly volatile. Publicized events and announcements may have a significant impact on the market price of our common stock. For example:

•	biological or medical discoveries by competitors;

•	public concern about the safety of our drug candidates;

•	delays in the conduct or analysis of our preclinical or clinical studies;

•	unfavorable results from preclinical or clinical studies;

•	delays in obtaining or failure to obtain purchase orders of our drug candidates;

•	announcements in the scientific and research community;

•	changes in the potential commercial markets for our drug candidates;

•	unfavorable developments concerning patents or other proprietary rights;

•	unfavorable domestic or foreign regulatory or governmental developments or actions; or

•	broader economic, industry and market trends unrelated to our performance may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $2.67 to $16.50 between January 1, 2004 and March 9, 2007.

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

Our common stock is quoted on The Nasdaq Global Market. In order to continue to be included in The Nasdaq Global Market, a company must meet Nasdaq’s maintenance criteria. We may not be able to continue to meet these listing criteria. Failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from The Nasdaq Global Market. If our common stock is delisted, in order to have our common stock relisted on The Nasdaq Global Market we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, if we were delisted we may not be able to have our common stock relisted on The Nasdaq Global Market. If our common stock is removed from listing on The Nasdaq Global Market, it may become more difficult for us to raise funds and may materially limit the trading market of our common stock.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 9% of our outstanding common stock as of December 31, 2006. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of December 31, 2006, Mr. Hollis would beneficially own approximately 14% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Not applicable.

Item 2.	Properties

Our corporate headquarters are currently located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, where we have leased approximately 22,000 square feet of office space through December 2009. In addition, we have leased approximately 13,000 square feet of laboratory and office space in San Diego, CA. through November 2009. We believe that our facilities are adequate for our current operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market System under the symbol HEPH.

The following table sets forth the quarterly high and low bid quotations and/or selling prices for our common stock from January 1, 2005 through March 9, 2007.

2005
First Quarter	$9.62	$6.65
Second Quarter	8.62	6.50
Third Quarter	11.17	6.11
Fourth Quarter	6.17	4.53
2006
First Quarter	$7.93	$4.44
Second Quarter	6.16	4.52
Third Quarter	7.25	4.09
Fourth Quarter	7.49	5.16
2007
January 1 – March 9	$6.24	$2.67

Performance Measurement Comparison(1)

The following graph compares changes through December 31, 2006, in the cumulative total return on n our common stock, a broad market index, namely the NASDAQ Composite Index (the “NASDAQ Index”), and an industry index, namely the NASDAQ Biotechnology Index (the “Industry Index”). The Industry Index comprises all companies listed on the NASDAQ Stock Market under SIC 283. All values assume reinvestment of the full amount of all dividends as of December 31 of each year.

(1)	“The material in this section is not “soliciting material” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 or 1934 Act.”

On March 9, 2007, the closing price of our common stock as reported by the Nasdaq National Market System was $2.83 share. There were approximately 12,000 shareholders of record and beneficial stockholders of our common stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

There were no sales of unregistered equity securities in the fourth quarter 2006.

We made no repurchases of our securities during the year ended December 31, 2006.

Item 6.	Selected Financial Data

The following data summarizes certain selected financial data for each of the five years ended December 31, 2006 through 2002 and the period from inception (August 15, 1994) to December 31, 2006. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (in thousands, except per share amounts).

	2006	2005	2004	2003		2002	Period from Inception (Aug. 15, 1994) to December 31, 2006
Statement of Operations Data:
Contract revenues	$444	$56	$63	$—		$—	$563
Research and development	23,764 (3)	18,342	18,488	10,306		12,895	126,310
General and administrative	9,644 (3)	9,777	7,216	7,785	(1)	4,975	68,090
Settlement of dispute	—	3,000	—	—		—	3,000

Total operating expenses	33,408	31,119	25,704	18,091		17,870	197,400
Interest Income (Expense)	2,741	1,622	917	49		389	13,008
Other income (expense)	(8)	—	(33)	(7,629	)(2)	(21)	(7,691)

Net loss	$(30,231)	$(29,441)	$(24,757)	$(25,671)		$(17,502)	$(191,520)

Net loss per share, basic and diluted	$(1.20)	$(1.46)	$(1.28)	$(1.67)		$(1.35)
Weighted average number of common Shares outstanding, basic and diluted	25,131	20,125	19,267	15,381		12,932

Balance Sheet Data:
Cash and equivalents	$67,135	$45,130	$61,991	$84,852		$13,087
Total assets	68,512	46,582	63,242	85,381		13,982
Total Current Liabilities	6,734	7,708	5,008	3,329		2,950
Stockholders’ equity	$61,778	$38,874	$58,234	$82,052		$11,032

(1)	2003 General and administrative expenses include $2.3 million for non-cash charges related to options and warrants issued and term changes.

(2)	2003 Other income includes $7.6 million for non-cash amortization of deemed discount and deferred issuance costs on convertible debentures that was subsequently converted to common stock.

(3)	2006 Research and development and general and administrative expenses include the expense for stock-based compensation under SFAS 123R. Stock-based compensation expense was not included in financial results for previous years. (See—“Accounting for Stock-Based Compensation” in the Notes to Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” elsewhere in this report. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report.

General

We are a development-stage pharmaceutical company engaged in developing a proprietary new class of small molecule compounds based on our hormonal signaling technology platform. These compounds, metabolites or synthetic analogs of adrenal steroid hormones, are designed to restore the biological activity of cellular signaling pathways disrupted by disease and aging. In investigational studies, they have been demonstrated in humans to possess several properties with potential therapeutic benefit—they regulate innate and adaptive immunity, reduce nonproductive inflammation, and stimulate cell proliferation.

We have been unprofitable since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $191.5 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the “Merger”), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through December 31, 2006, we have incurred approximately $126.3 million in research and development expenses, $68.1 million in general and administrative expenses, and $3.0 million in a settlement of dispute. From inception through December 31, 2006 we have generated approximately $0.6 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)). We have earned $5.3 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense and $0.4 million in interest expense. These expenses have been offset by $13.4 million in interest income. The combination of these resulted in a net loss of $191.5 million for the period from inception until December 31, 2006.

Research and development and general and administrative expenses include the expense for stock-based compensation for the year ended December 31, 2006, while stock-based compensation expense was not included in our financial results for 2005 (See—“Accounting for Stock-Based Compensation” in the Notes to Financial Statements).

Research and development expenses were $23.8 million, $18.3 million and $18.5 million in 2006, 2005 and 2004, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing, clinical trials for our drug candidates, and patent expenses. Research and development expenses increased $5.4 million in 2006 compared to 2005. The increase in research and development expenses was due primarily to the growth in our laboratory operations, stock-based compensation, as well as preclinical and clinical activities and personnel associated with advancing our drug candidate, NEUMUNE, through development. Research and development expenses decreased $0.1 million in 2005 compared to 2004. The decrease in research and development expenses was mainly due to our investment in Congressional Pharmaceutical Corporation (CPC), which was expensed as in-process R&D in the first quarter of 2004, and there was no such investment in 2005.

General and administrative expenses were $9.6 million, $9.8 million and $7.2 million in 2006, 2005 and 2004, respectively. General and administrative expenses relate to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased $0.1 million in 2006 compared to 2005 primarily as a result of reduced legal expenses offset by the impact of stock-based compensation expense related to the adoption of SFAS No. 123R in 2006. Legal fees were $0.3 million and $2.9 million in 2006 and 2005, respectively while stock-based compensation expense was $2.3 million and $0 in 2006 and 2005, respectively. General and administrative expenses increased $2.6 million in 2005 compared to 2004 primarily as a result of increased legal fees associated with certain legal proceedings. Also, an additional operating expense of $3.0 million was incurred in 2005 due to settlement of a dispute.

Other income and expenses were $2.7 million, $1.6 million and $0.9 million in 2006, 2005 and 2004, respectively. During 2006 and 2005, we earned interest income totaling $2.7 million and $1.6 million, respectively. The interest income increase in 2006 compared to 2005 was due to higher interest rates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20 million. During January 1999, we completed two private placements of common stock raising approximately $25 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003 we completed a public offering of our common stock from which we received $62.5 million in gross proceeds. In June 2005, we completed a sale of shares of our common stock and warrants from which we received $10.0 million in gross proceeds. During 2006 (in February and in November), we completed two sales of shares of our common stock and warrants from which we received, in the aggregate gross proceeds of approximately $52.0 million. In addition, we have received a total of $17.8 million from the exercise of warrants and stock options from inception.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$3,428	$1,089	$2,327	$12	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements (See Note 6 to the Financial Statements).

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of December 31, 2006, our cash and cash equivalents totaled approximately $67.1 million.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, whether there are changes in our development plans and timelines for our drug candidate NEUMUNE as a result of HHS’s decision to exclude our proposal from the competitive range and cancel the RFP in its entirety, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, and lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2004, 2005 or 2006.

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have adopted EITF 00-19-2 as of December 31, 2006 and it did not have a material impact on our financial statements.

As of January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123-R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Our expected volatility is based upon the historical volatility of our stock. We have chosen to utilize the safe harbor expected life for our options. Because stock-based compensation expense is recognized in our statement of operations based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS No. 123-R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

Impact of Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Liabilities. SFAS No. 157 and 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the effects of the new standards, and its potential impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2006, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities, with the exception of a small amount held in a restricted CD. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.	Financial Statements and Supplementary Data

Page
Balance Sheets as of December 31, 2006 and 2005	38

Statements of Operations for the Fiscal Years Ended December 31, 2006, December 31, 2005, December 31, 2004 and the Period From Inception (August 15, 1994) to December 31, 2006	39

Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006	40

Statements of Cash Flow for the Fiscal Years Ended December 31, 2006, December 31, 2005, December 31, 2004 and the Period from Inception (August 15, 1994) to December 31, 2006	43

Notes to Financial Statements	44

Report of Independent Registered Public Accounting Firm	69

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2006	2005
	(In thousands, except par value )
ASSETS:
Current assets:
Cash and cash equivalents	$67,135	$45,130
Prepaid expenses	188	204
Deposits	39	52
Other receivable	—	8
Receivable from related party	4	7

Total current assets	67,366	45,401
Property and equipment, net of accumulated depreciation of $990 and $740	1,051	1,116
Receivable from related party	—	4
Deposits	61	61
Restricted cash	34	—

Total assets	$68,512	$46,582

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$6,734	$7,515
Deferred revenue	—	193

Total current liabilities	6,734	7,708

Commitments and contingencies (Notes 6, 11, 12)
Stockholders’ equity: (Notes 3, 7, 8, 9, 10)
Preferred stock, $.01, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 28,971 and 20,782 shares issued and 28,913 and 20,723 outstanding respectively	290	208
Paid-in capital	253,354	200,301
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(191,520)	(161,289)

Total stockholders’ equity	61,778	38,874

Total liabilities and stockholders’ equity	$68,512	$46,582

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31,			Period from Inception (Aug. 15, 1994) to December 31, 2006
	2006	2005	2004
	( In thousands, except per share amounts)
Revenue:
Contract R&D revenue	$444	$56	$63	$563

Total revenue	444	56	63	563

Operating expenses:
Research and development
R & D operating expenses	22,177	18,342	18,485	119,056
R & D costs related to common stock and stock option grants for collaborations and technology purchases	1,587	—	3	7,254

Total research and development	23,764	18,342	18,488	126,310
General and administrative
G & A operating expenses	7,365	9,746	7,083	53,439
G & A costs related to options / warrants granted	2,279	31	133	14,651

Total general and administrative	9,644	9,777	7,216	68,090

Settlement of dispute	—	3,000	—	3,000

Total operating expenses	33,408	31,119	25,704	197,400
Other income (expense):
Loss on disposition of assets	(8)	—	(33)	(64)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	(7,627)
Interest income	2,741	1,622	917	13,396
Interest expense	—	—	—	(388)

Total other income, net	2,733	1,622	884	5,317

Net loss	$(30,231)	$(29,441)	$(24,757)	$(191,520)

Net loss per share, basic and diluted	$(1.20)	$(1.46)	$(1.28)
Weighted average number of common shares outstanding, basic and diluted	25,131	20,125	19,267

The accompanying notes are an integral part of these financial statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands)
Contribution by stockholder	—	$—	—	$—	$103	—	$—	$—	$103
Common stock issued for cash	—	—	2,853	—	25	—	—	—	25
Common stock issued as consideration for the license agreements (Note 6)	—	—	543	—	5	—	—	—	5
Net loss	—	—	—	—	—	—	—	(1,277)	(1,277)

Balance at December 31, 1994	—	—	3,396	—	133	—	—	(1,277)	(1,144)
Common stock issued for cash	—	—	679	—	250	—	—	—	250
Common stock issued as consideration for amendments to the license agreements (Note 6)	—	—	76	—	28	—	—	—	28
Net loss	—	—	—	—	—	—	—	(672)	(672)

Balance at December 31, 1995	—	—	4,151	—	411	—	—	(1,949)	(1,538)
Common stock issued in conversion of debt (Note 7)	—	—	165	—	371	—	—	—	371
Common stock issued for cash, net of expenses (Note 7)	—	—	580	—	1,234	—	—	—	1,234
Common stock issued as consideration for termination of a finance agreement	—	—	15	—	34	—	—	—	34
Warrants issued to consultants for services rendered	—	—	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	—	—	(692)	(692)

Balance at December 31, 1996	—	—	4,911	—	2,074	—	—	(2,641)	(567)
Recapitalization of Company upon the merger with Initial Acquisition Corp. (Note 3)	—	—	883	58	6,213	—	—	—	6,271
Warrants issued to a certain director upon the successful closure of the merger (Note 3)	—	—	—	—	570	—	—	—	570
Exercise of warrants, net of expenses	—	—	978	10	5,619	—	—	—	5,629
Deferred compensation—stock options (Note 9)	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	282	—	—	—	282
Exercise of stock options	—	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	(5,253)	(5,253)

Balance at December 31, 1997	—	—	6,772	68	14,759	—	—	(7,894)	6,933
Exercise of warrants	—	—	399	4	1,196	—	—	—	1,200
Exercise of stock options	—	—	53	1	155	—	—	—	156
Private Placement, net of expenses (Note 7)	4	—	1,329	13	19,877	—	—	—	19,890
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	408	—	—	—	408
Stock issued for license fee (Note 6)	—	—	33	—	500	—	—	—	500
Stock issued for services in lieu of cash	—	—	6	—	95	—	—	—	95
Options issued for services in lieu of cash (Note 9)	—	—	—	—	240	—	—	—	240
Amortization of deferred compensation	—	—	—	—	308	—	—	—	308
Net loss	—	—	—	—	—	—	—	(5,427)	(5,427)

Balance at December 31, 1998	4	—	8,592	86	37,538	—	—	(13,321)	24,303
Exercise of warrants	—	—	755	8	5,136	—	—	—	5,144
Exercise of stock options	—	—	10	—	75	—	—	—	75
Private Placement, net of expenses (Note 7)	—	—	1,368	14	24,759	—	—	—	24,773
Preferred Stock Conversion (Note 7,8)	(4)	—	346	3	(3)	—	—	—	—
Deferred compensation-Options forfeited (Note 9)	—	—	—	—	51	—	—	—	51
Amortization of non-employee options	—	—	—	—	559	—	—	—	559
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	2,140	—	—	—	2,140
Options accelerated vesting (Note 9)	—	—	—	—	4,900	—	—	—	4,900
Net loss	—	—	—	—	—	—	—	(15,320)	(15,320)

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands)
Balance at December 31, 1999	—	$—	11,071	$111	$75,155	—	$—	$(28,641)	$46,625
Exercise of warrants	—	—	133	2	758	—	—	—	760
Exercise of stock options	—	—	1	—	5	—	—	—	5
Common Stock issued for 401k/401m plan	—	—	6	—	63	—	—	—	63
Common Stock issued for In-Process R&D (Note 6)	—	—	209	2	1,998	—	—	—	2,000
Options granted for license fee	—	—	38	—	598	—	—	—	598
Amortization of non-employee options	—	—	—	—	79	—	—	—	79
Common Stock issued for purchase of technology	—	—	132	1	1,847	—	—	—	1,848
Net loss	—	—	—	—	—	—	—	(19,515)	(19,515)

Balance at December 31, 2000	—	—	11,590	116	80,503	—	—	(48,156)	32,463
Exercise of stock options	—	—	10	—	22	—	—	—	22
Common Stock issued for 401k/401m plan	—	—	16	—	96	—	—	—	96
Private Placement, net of expenses (Note 7)	—	—	1,280	13	10,644	—	—	—	10,657
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	80	—	—	—	80
Amortization of non-employee options	—	—	—	—	96	—	—	—	96
Warrants issued for services	—	—	—	—	208	—	—	—	208
Net loss	—	—	—	—	—	—	—	(15,762)	(15,762)

Balance at December 31, 2001	—	—	12,896	129	91,649	—	—	(63,918)	27,860
Exercise of stock options	—	—	—	—	2	—	—	—	2
Common Stock issued for 401k/401m plan	—	—	26	—	137	—	—	—	137
Common Stock issued for sublicense agreement (Note 6)	—	—	50	1	204	—	—	—	205
Common Stock issued to consultants	—	—	—	—	17	—	—	—	17
Amortization of non-employee options	—	—	—	—	66	—	—	—	66
Warrants issued for services	—	—	—	—	247	—	—	—	247
Net loss	—	—	—	—	—	—	—	(17,502)	(17,502)

Balance at December 31, 2002	—	—	12,972	130	92,322	—	—	(81,420)	11,032
Common Stock issued for 401k/401m plan	—	—	32	—	223	—	—	—	223
Exercise of warrants	—	—	467	5	3,323	—	—	—	3,328
Exercise of stock options	—	—	85	1	955	—	—	—	956
Stock options issued	—	—	—	—	561	—	—	—	561
Private Placement, net of expenses	—	—	1,283	13	14,290	—	—	—	14,303
Common Stock issued for sublicense agreement (Note 6)	—	—	119	1	644	—	—	—	645
Common Stock issued for milestone payment	—	—	50	1	281	—	—	—	282
Debt Conversion	—	—	1,755	17	9,983	—	—	—	10,000
Common Stock issued in lieu of cash / interest	—	—	9	—	142	—	—	—	142
Public Offering, net of expenses	—	—	2,500	25	58,576	—	—	—	58,601
Deemed discount on convertible debentures	—	—	—	—	6,470	—	—	—	6,470
Warrants issued for services	—	—	—	—	1,398	—	—	—	1,398
Amortization of non-employee options	—	—	—	—	128	—	—	—	128
Purchase of treasury stock	—	—	—	—	—	(59)	(346)	—	(346)
Net loss	—	—	—	—	—	—	—	(25,671)	(25,671)

Balance at December 31, 2003	—	—	19,272	193	189,296	(59)	(346)	(107,091)	82,052

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands)
Common Stock issued for 401k	—	—	17	—	147	—	—	—	147
Exercise of warrants	—	—	6	—	11	—	—	—	11
Exercise of stock options	—	—	4	—	16	—	—	—	16
Common Stock issued for In-Process R&D (Note 6)	—	—	48	—	629	—	—	—	629
Amortization of non-employee options	—	—	—	—	136	—	—	—	136
Net loss	—	—	—	—	—	—	—	(24,757)	(24,757)

Balance at December 31, 2004	—	$—	19,347	$193	$190,235	(59)	$(346)	$(131,848)	$58,234
Common Stock issued for 401k	—	—	25	—	151	—	—	—	151
Exercise of warrants	—	—	42	1	260	—	—	—	261
Exercise of stock options	—	—	35	1	123	—	—	—	124
Public Offering, net of expenses (Note 7)	—	—	1,333	13	9,502	—	—	—	9,515
Amortization of non-employee options	—	—	—	—	30	—	—	—	30
Net loss	—	—	—	—	—	—	—	(29,441)	(29,441)

Balance at December 31, 2005	—	—	20,782	208	200,301	(59)	(346)	(161,289)	38,874
Common Stock issued for 401k	—	—	45	1	224	—	—	—	225
Exercise of warrants	—	—	10	—	1	—	—	—	1
Warrants issued to consultants	—	—	—	—	226	—	—	—	226
Exercise of stock options	—	—	34	—	86	—	—	—	86
Private Placements, net of expenses	—	—	8,000	80	48,697	—	—	—	48,777
Amortization of FAS 123R employee options	—	—	—	—	3,534	—	—	—	3,534
Amortization of non-employee warrants	—	—	—	—	13	—	—	—	13
Restricted stock grant, net of forfeitures	—	—	65	1	401	—	—	—	402
Common Stock issued for In-Process R&D	—	—	35	—	180	—	—	—	180
Deferred Compensation	—	—	—	—	(309)	—	—	—	(309)
Net loss	—	—	—	—	—	—	—	(30,231)	(30,231)

Balance at December 31, 2006	—	$—	28,971	$290	$253,354	(59)	$(346)	$(191,520)	$61,778

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

	2006	2005	2004	Period from Inception (Aug. 15, 1994) to December 31, 2006
Cash flows from operating activities:
Net loss	$(30,231)	$(29,441)	$(24,757)	$(191,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	294	303	218	1,390
Disposal of assets	8	—	33	71
Compensation expense related to equity awards	3,627	—	—	3,627
Amortization of deemed discount on convertible debentures	—	—	—	6,470
Amortization of deferred issuance cost	—	—	—	1,157
Common stock issued for 401k/401m plan	225	151	147	1,042
Common stock issued as consideration for amendments to the license agreements	—	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	—	34
Common stock and options issued as consideration for license fees, milestone payment, interest and services	—	30	136	2,859
Expense related to warrants issued as consideration to consultants	239	—	—	4,352
Expense related to warrants issued to a director for successful closure of merger	—	—	—	570
Expense related to stock options issued	—	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	—	1,848
Common stock issued as consideration for In-Process R&D	180	—	629	2,809
Deferred compensation expense related to options issued	—	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	16	(28)	(42)	(188)
Deposits	14	(8)	(10)	(99)
Other receivable	8	1	(9)	—
Other receivable from related party	7	(11)	18	(4)
Accounts payable, accrued expenses, and deferred revenue	(974)	2,700	1,679	7,378

Net cash used in operating activities	(26,587)	(26,303)	(21,958)	(151,243)
Cash flows provided by investing activities:
Purchase of property and equipment	(237)	(458)	(930)	(2,512)

Net cash provided by (used in) investing activities	(237)	(458)	(930)	(2,512)
Cash flows from financing activities:
Restricted Cash	(34)	—	—	(34)
Contributions from stockholder	—	—	—	104
Net proceeds from sale of preferred stock	—	—	—	4,000
Net proceeds from sale of common stock	48,777	9,515	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	—	9,214
Purchase of treasury stock	—	—	—	(346)
Proceeds from issuance of debt	—	—	—	371
Net proceeds from recapitalization	—	—	—	6,271
Net proceeds from warrants/options exercised	86	385	27	17,776

Net cash provided by financing activities	48,829	9,900	27	220,890
Net increase (decrease) in cash and equivalents	22,005	(16,861)	(22,861)	67,135
Cash and equivalents at beginning of period	45,130	61,991	84,852	—

Cash and equivalents at end of period	$67,135	$45,130	$61,991	$67,135

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—	$388
Conversion of debt to equity	—	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	—	733
Warrants issued in connection with convertible debentures	—	—	—	371

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements

1.	The Company

Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”), a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. From inception (August 15, 1994) through March 1997, the Company’s efforts were directed toward organizing, licensing technology and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into multiple clinical studies. The Company’s initial technology development efforts are focused on a series of potent hormones and hormone analogs that the Company believes are key components of the body’s natural regulatory system. Beginning in the second quarter of 2004, the Company has been generating a small amount of revenue. This revenue resulted from providing research and development services under the Company’s Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. To date, the Company has not developed commercial products or generated any product sales for the period since inception (August 15, 1994 through December 31, 2006).

2.	Summary of Accounting Policies

Cash Equivalents

The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2006 the Company’s cash equivalents are approximately $67.1 million and are deposited primarily in a money market account with a large financial institution.

Property and Equipment

Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred.

Property, plant and equipment balances and corresponding lives were as follows:

	December 31
	2006	2005	Lives
	(in thousands)
Leasehold improvements	11	45	3 years
Machinery, equipment and information systems	1,812	1,593	5-7 years
Furniture and fixtures	218	218	5-7 years

Total	2,041	1,856
Less: Accumulated depreciation	(990)	(740)

	$1,051	$1,116

Depreciation expense associated with property, plant and equipment was approximately $294,000, $303,000, and $218,000, in 2006, 2005, and 2004 respectively.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The company had no impairments in 2006.

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

Research and Development

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2006, 2005 or 2004.

Accounting for Stock-Based Compensation

The Company has an equity-based incentive compensation plan known as “The 2005 Equity Incentive Plan” (the “Plan”). The Plan allows us to grant stock options and other stock or stock-based awards, including stock appreciation rights, stock purchase awards, restricted stock awards and restricted stock units awards. The Plan also allows us to provide equity compensation to non-employee directors and consultants. The exercise price for an option granted under the Plan is typically not less than the fair market value of the common stock subject to such option. The term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options issued to employees generally vest over a four-year period, with 25% vesting on the first anniversary date and the balance vesting monthly during years two, three and four.

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. All stock options for employees (with the exception of three grants) have been granted at or above the market price where the exercise price of

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

the option equaled or exceeded the market price of the stock on the date of the grant. As a result, under APB No. 25 there was no stock-based compensation expense for those grants. Compensation expense was taken for the three options granted at below market value (see “2005 Annual Report on Form 10-K, Notes to Financial Statements—No. 9 Stock Options” for more detail). As of December 31, 2006 the Plan has 5,925,763 shares of common stock reserved for issuance.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the fiscal year ended December 31, 2006 includes:

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

Black-Scholes Option Valuation Assumptions(1)

	Fiscal year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Risk-free interest rate	4.75%	4.02%	3.34%
Expected dividend yield	0%	0%	0%
Expected life(2)	6.25 years	5 years	5 years
Expected volatility(3)	84%	86%	88%

(1)	Forfeitures are estimated as 2% based on historical experience.
(2)	The 2006 expected life is based on the safe-harbor method as described in SEC Staff Accounting Bulletin No. 107. The 2005 and 2004 expected life was estimated at the time.
(3)	The expected stock price volatility is estimated based on historical experience.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

In November 2005, the Financial Accounting Standards Board issued SFAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This requires an entity to follow either the transition guidance (long method) for the additional-paid-in-capital pool, or the alternative transition (simplified method) as described in the pronouncement. We have decided to use the alternative transition (simplified method) for accounting for the tax effects of our share-based payment awards.

For stock options granted prior to the adoption of SFAS No. 123-R, if expense for stock-based compensation had been determined under the fair value method of the original SFAS 123 for the year ended December 31, 2005 and 2004, our net loss per common share would have been adjusted to the following pro forma amounts.

	Year ended December 31,
	2005	2004
Net loss—As reported	$(29,441)	$(24,757)
Add: Stock-based employee compensation expense included in reported net loss	0	0
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(3,926)	(4,241)

Net loss—Pro forma	$(33,367)	$(28,998)

Basic and diluted net loss per share—As reported	$(1.46)	$(1.28)
Basic and diluted net loss per share – Pro forma	$(1.66)	$(1.51)

401K Matching Contributions

Our Company sponsors a 401(k) savings plan, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participant’s own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $199,000, $179,000, and $147,000 in 2006, 2005 and 2004, respectively.

Income Taxes

The Company provides for income taxes under the principles of SFAS 109 which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

Financial Instruments

The Company’s financial instruments consist primarily of cash, other receivables and accounts payable. These financial instruments are stated at their respective carrying values, which approximate their fair values, due to their short-term nature.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Potential common shares of 9,939,430, 8,253,374, and 7,813,643 related to the Company’s outstanding stock option and warrants were excluded from the computation of diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 because their effect on net loss per share is anti-dilutive.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006, which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. At this time the company does not anticipate that the affects of FIN 48 will be material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Liabilities SFAS No. 157 and 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2005, 2004 and Inception-to-date financial statements to conform to the current year’s presentation.

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

The Company has available a net operating loss carryforward of approximately $156.7 million at December 31, 2006 which may be carried forward as an offset to taxable income, if any, in future years through its expiration in 2012 to 2026. The Company has a net deferred tax asset of approximately $61 million at December 31, 2006 comprised of research and development credits and the net operating loss carryforward. The net deferred tax asset has been fully reserved due to the uncertainty of the Company being able to generate taxable income under the more likely than not criteria of SFAS 109. The difference between the Company’s expected Federal tax benefit calculated using a 34% tax rate and the Company’s zero tax benefit for all years is primarily related to a full valuation allowance established against the Company’s net operating loss carryforwards and for 2006, the tax effects of stock compensation under FAS 123R.

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

On January 20, 2000, Hollis-Eden reached a settlement regarding various disputes with Mr. Prendergast, Colthurst and Edenland. The parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

As stated above, the issuance of the additional shares of Common Stock and the vesting of the warrant was dependent upon the satisfaction of certain conditions (the “Conditions”). In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” these future events could not be determined at the date of the agreements (January 2000). Accordingly, the shares and warrants are accounted for as they vest or are issued. During 2000, the Company recorded a research and development charge for $1.9 million representing the fair value of the 132,000 shares issued under the Assignment Agreement.

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

In March 2002, the Company amended certain of its agreements with Aeson. Under the amendments, the Company paid Aeson $1.2 million, which extended the initial date by which the Company could exercise its option to acquire the remainder of Aeson to September 30, 2002. Hollis-Eden also received additional equity

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

securities as a result of its $1.2 million payment. The $1.2 million payment was expensed as in-process R&D. Hollis-Eden elected not to exercise the option to acquire the remainder of Aeson by September 30, 2002.

On June 7, 2006, the Company acquired substantially all of the assets of Aeson. As consideration for Aeson’s assets, the Company agreed (i) to issue a total of 35,000 shares of common stock to Aeson at the closing of the acquisition and (ii) to issue to Aeson’s stockholders up to a total of 165,000 additional shares of common stock if certain development milestones are achieved. The acquisition was expensed as in-process research and development. The Company has not achieved any of the development milestones.

Pharmadigm

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. (currently known as Inflabloc Pharmaceuticals, Inc.). Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. This cost was expensed in the third quarter of 2002. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement (of which 118,921 were issued the quarter ended March 31, 2003). We may also make substantial additional milestone and royalty payments in cash to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. To date, no such milestones have been met. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes served as a scientific consultant to Hollis-Eden from 1999 to mid-2003.

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

AFRRI Collaboration

The Company performed work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company conducted radiation studies with a subcontractor. The task orders committed AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI were recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event.

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

On February 6, 2006 the Company raised approximately $26.0 million in gross proceeds from the sale of 4,000,000 shares of the Company’s common stock at a price of $6.50 per share. The direct costs related to this financing were $1.7 million, resulting in net proceeds of $24.3 million. Additionally, the Company issued four- year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants are not exercisable until six months following issuance.

On June 7, 2006 the Company issued 35,000 shares of the Company’s common stock to Aeson Therapeutics, Inc. (Aeson) in connection with the purchase of substantially all of Aeson’s assets, resulting in an expense of $180,000. Upon certain events, the Company may be obligated to issue an additional 165,000 shares.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

The acquisition was expensed as in-process research and development. The company has not achieved any of the development milestones.

On November 13, 2006 the Company raised approximately $26.0 million in gross proceeds from the sale of 4,000,000 shares of the Company’s common stock at a price of $6.50 per share. The direct costs related to this financing were $1.6 million, resulting in net proceeds of $24.4 million. Additionally, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants are not exercisable until six months following issuance.

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

9.	Stock Options and Restricted Stock

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

On March 18, 2006 the Board of Directors amended and restated the 2005 Equity Plan to reserve an additional 500,000 shares for issuance, for a total of 6,000,000 reserved shares and 100,000 inducement shares. The amendment was approved by the Company’s stockholders at the June 9, 2006 Annual Meeting of Stockholders. The approval of the amendment allows the Company to continue to grant stock options and other awards at levels determined appropriate by our Board of Directors. The following table summarizes stock option activity under the Plan and the 2005 Equity Plan for 1997 through 2006 (in thousands, except per share amounts):

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

		Price Per Share
	Shares	Range	Weighted Average
2001
Granted	170	$3.53-11.84	$6.13
Forfeited	65	5.09-16.63	13.31

Outstanding, December 31, 2001	2,328	$3.53-16.75	$9.80

2002
Granted	696	5.15-10.10	9.48
Forfeited	55	5.13-13.13	8.17

Outstanding, December 31, 2002	2,969	$3.53-16.75	$10.98

2003
Granted	943	2.25-17.83	6.59
Exercised	85	4.50-13.13	11.25
Forfeited	66	4.00-16.75	12.17

Outstanding, December 31, 2003	3,761	$2.25-17.83	$8.88

2004
Granted	596	8.54-15.20	13.69
Exercised	4	3.53-5.29	3.75
Forfeited	46	10.56-17.83	13.66

Outstanding, December 31, 2004	4,307	$2.25-17.83	$9.50

2005
Granted	408	5.22 - 10.75	9.94
Exercised	13	3.53-6.68	5.67
Forfeited	56	5.29 - 10.47	8.06

Outstanding, December 31, 2005	4,646	$2.25-17.83	$9.57

2006
Granted	965	4.43 – 7.08	5.67
Exercised	6	2.25 – 5.29	3.86
Forfeited	67	4.60 - 10.69	6.98

Outstanding, December 31, 2006	5,538	$2.25-17.83	$8.93

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	5,538	$8.93	5.4	$519
Exercisable on December 31, 2006	4,194	$9.44	4.2	$507

As of December 31, 2006, the total remaining shares of common stock available for grant under the 2005 Equity Plan is 387,313 (which includes 100,000 shares under the inducement pool).

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

2005 Non-Employee Directors’ Equity Incentive Plan

The 2005 Non-Employee Directors’ Equity Incentive Plan (the “Non-Employee Directors Plan”) was approved by the Company’s stockholders at the June 9, 2006 Annual Meeting of Stockholders. Under the Non-Employee Directors Plan, 150,000 shares of common stock have been reserved for issuance to non-employee directors and provides for the grant of nonstatutory stock options, stock appreciation rights, stock purchase awards, restricted stock awards, restricted stock unit awards, and other forms of equity compensation. The Board of Directors determines terms of the stock awards, including vesting requirements. The exercise price of all options granted under the Non-Employee Directors Plan must equal at least the fair market value on the date of grant. The options expire not later than ten years from the date of the grant and generally are exercisable ratably during the option holder’s continued service period.

On March 18, 2006 the Board of Directors amended and restated the 2005 Directors’ Plan to reserve an additional 150,000 shares for issuance for a total of 300,000 shares reserved. The amendment was approved by the Company’s stockholders at the June 9, 2006 Annual Meeting of Stockholders, and it allows the Company to continue to grant stock options and other awards at levels determined appropriate by the Board of Directors. The following table summarizes stock option activity under the Non-Employee Directors Plan for 2005 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
2005
Granted	30	$10.75	$10.75

Outstanding, December 31, 2005	30	$10.75	$10.75

2006
Granted	253	$5.43-11.75	$7.55

Outstanding, December 31, 2006	283	$5.43-11.75	$7.89

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	283	$7.89	8.9	$0
Exercisable on December 31, 2006	82	$11.57	7.6	$0

As of December 31, 2006, the total remaining shares of common stock available for grant under the 2006 Non-Employee Directors’ Equity Incentive Plan is 17,000 shares.

Non-Plan Options

During 1995 and 1996, the Company granted non-statutory stock options to purchase a total of 608,000 shares to directors, officers and consultants.

In February 1997, as part of an employment agreement, the Company granted a non-statutory stock option to an executive to purchase 2,400,000 shares of the Company’s common stock at a price of $5.00 per share, which vested ratably over a six-year period. The intrinsic value of the options was $1,848,000. As a result, the

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

Company recorded as deferred compensation a non-cash charge of $1,848,000, which was being amortized ratably over the six-year vesting period. Through February 1999, the Company had amortized a total of $641,333. In March 1999, the Company announced the resignation of this executive, at which time the Company and the executive agreed that the option would remain outstanding for a total of 1,200,000 shares, including the acceleration of vesting of 400,000 shares. This acceleration is considered to be a new grant of options and, as such, the Company took a one-time non-cash charge of $4.9 million during the first quarter of 1999. No change was made to the terms of the option for the remaining 800,000 shares.

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

The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2006 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
1995
Granted	38	$2.65-7.95	$4.64

Outstanding, December 31, 1995	38	$2.65-7.95	$4.64

1996
Granted	570	2.25	2.25

Outstanding, December 31, 1996	608	$2.25-7.95	$2.40

1997
Granted	2,400	5.00	5.00
Forfeited	50	2.25	2.25

Outstanding, December 31, 1997	2,958	$2.25-7.95	$4.51

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

		Price Per Share
	Shares	Range	Weighted Average
1998
Exercised	53	$2.25-5.30	$2.93
Forfeited	50	2.25	2.25

Outstanding, December 31, 1998	2,855	$2.25-7.95	$4.58

1999
Granted	300	16.63	16.63
Exercised	10	7.95	7.95
Forfeited	1,220	2.25-5.00	4.95

Outstanding, December 31, 1999	1,925	$2.25-16.63	$6.16

Outstanding, December 31, 2000	1,925	$2.25-16.63	$6.16

2001
Exercised	10	2.25	2.25

Outstanding, December 31, 2001	1,915	$2.25-16.63	$6.23

Outstanding, December 31, 2002	1,915	$2.25-16.63	$6.23

2003
Forfeited	165	2.25	2.25

Outstanding, December 31, 2003	1,750	$2.25-16.63	$6.60

2004
Granted	90	10.79-11.70	11.30

Outstanding, December 31, 2004	1,840	$2.25-16.63	$6.83

2005
Granted	28	6.39-7.59	7.00
Exercised	22	2.25	2.25

Outstanding, December 31, 2005	1,846	$2.25-16.63	$6.89

2006
Exercised	28	$2.25	$2.25
Forfeited	220	2.25-11.70	3.10

Outstanding, December 31, 2006	1,598	$5.00-16.63	$7.49

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	1,598	$7.49	2.2	$312
Exercisable on December 31, 2006	1,562	$7.46	2.1	$312

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2006 were as follows:

	Outstanding options			Exercisable options
Range of Exercise Prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$ 2.25-$ 5.29	1,850,600	2.9	$4.82	1,811,710	$4.81
$ 5.30-$ 6.50	1,775,543	7.6	$5.89	671,783	$6.28
$ 6.75-$10.56	1,625,807	3.8	$8.94	1,532,925	$8.99
$10.69-$14.97	1,647,708	5.8	$12.83	1,306,867	$12.98
$15.06-$17.83	519,500	2.2	$16.53	513,626	$16.53

Balance as of 12/31/2006	7,419,158	4.8	$8.58	5,836,911	$8.94

Options exercisable at December 31, 2006, 2005 and 2004 were 5,836,911, 5,500,215 and 4,867,670 at weighted average exercise prices of $8.94, $8.51 and $8.14, respectively.

The weighted average, estimated fair values of employee stock options granted during the fiscal years ended December 31, 2006 and December 31, 2005 were $4.22 and $5.21 per share, respectively.

The total stock-based compensation expense included in our statement of operations for the fiscal years ended December 31, 2006 and December 31, 2005 was $3.6 million and $-0-, respectively. Of the $3.6 million stock-based compensation expense, $2.8 million relates to awards granted prior to January 1, 2006.

As of December 31, 2006, the unrecognized stock-based compensation expense related to non-vested options and restricted shares was approximately $7.8 million which is expected to be recognized over a weighted average period of approximately 2.7 years. During the fiscal year ended December 31, 2006 the total intrinsic value of the stock options exercised was $145,000. The total fair value of options vested during the fiscal years ended December 31, 2006 and December 31, 2005 were $4.5 million and $4.6 million, respectively. The Company issues new shares of common stock upon the exercise of stock options.

Cash proceeds and the intrinsic value related to stock options exercised during the fiscal years 2006 and 2005 to date, are provided in the following table (in thousands):

	Fiscal year Ended December 31,
	2006	2005	2004
Proceeds from stock options exercised	$86	$124	$16
Tax benefit related to stock options exercised(1)	NA	NA	NA
Intrinsic value of stock options exercised(2)	$145	$176	$35

(1)	SFAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

Restricted Stock

The fair value of restricted stock is based on the trading price of Hollis-Eden’s common stock on the date of grant. We issued restricted stock for the first time during 2006 to certain employees. Restricted stock activity is as follows:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	68	$6.20
Vested	—	—
Forfeited	4	$6.20

Outstanding December 31, 2006, nonvested	64	$6.20

The market price of the common stock on the date of the grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the 4-year vesting period. During the fiscal year ended December 31, 2006, $93,000 of compensation expense was amortized and is included in general and administrative and research and development expense in the statement of operations.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

During March 2003, the Company amended the consulting arrangement with the same financial organization affiliated with a director. The Company amended the warrant so that the warrant is now exercisable into an aggregate of 250,000 shares of common stock with an exercise price of $10.00 per share and an expiration date of the earlier of March 12, 2006 or thirty days after the consulting agreement is terminated. The warrant expired without being exercised. A non-cash charge of approximately $0.8 million was expensed. For accounting purposes, the original warrant was considered cancelled and a new warrant issued as a replacement.

2001 Consulting Warrants

During April 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.09 per share. The warrants expire April 30, 2006. During July 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $6.225 per share. These warrants are exercisable until July 31, 2006. These warrants, collectively, were issued for compensation for services and were estimated to have a combined value of approximately $208,000, which was expensed as a non-cash charge. Approximately 15% of these warrants have been exercised.

During the fourth quarter of 2001, the Company issued three-year warrants to purchase 16,870 shares of common stock with exercise prices ranging from $4.72 to $10.10 per share. The warrants have no vesting period and were issued in lieu of cash for services. An estimated value for these warrants of approximately $80,000 was expensed. The majority of these warrants have not been exercised. The unexercised warrants have expired.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

2001 Private Placement Warrants

In connection with the December 2001 private placement, the Company issued warrants to purchase 128,000 shares of common stock to investors with an exercise price of $12.00. Warrants to purchase 68,329 shares of our common stock were exercised and the remaining warrants expired December 11, 2003.

As a finders fee, the Company issued two warrants to the placement agent for a total of 112,640 shares of common stock. One warrant has an exercise price of $9.00 per share and the other an exercise price of $12.00 per share. The value ascribed to these warrants based on the Black-Scholes pricing model was $1.5 million and was included as a charge to equity. These warrants to purchase 68,329 shares of our common stock were previously exercised and the remaining unexercised warrants expired December 11, 2006.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

2003 Private Placement Warrants

In connection with the June 2003 private placement, the Company issued warrants to purchase 192,456 shares of common stock to investors with an exercise price of $15.45 per share. These warrants expire June 19, 2007. Approximately 13,000 warrants have been exercised and the remaining warrants have not been exercised.

As a finders fee, the Company issued a warrant with an expiration date of June 19, 2008 to the placement agent, for a total of 44,266 shares of common stock with an exercise price of $13.22 per share. The value ascribed to this warrant based on the Black-Scholes pricing model was $0.5 million and was charged to equity. This warrant has not been exercised.

2004 Consulting Warrants

During 2004, the Company issued two two-year warrants to purchase up to a total of 12,000 shares of common stock at exercise prices of $10.15 and $11.75 per share. The warrants were issued for consulting services performed for the Company and expired during 2006.

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

2006 Financing Warrants

In connection with the February 2006 financing agreement with institutional investors, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants became exercisable six months following issuance, and none have been exercised.

In connection with the November 2006 financing agreement with institutional investors, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants will become exercisable six months following issuance, and none have been exercised.

2006 Consulting Warrants

During 2006, the Company issued two two-year warrants to purchase up to a total of 14,000 shares of the Company’s common stock at exercise prices of $6.20 and $5.52 per share. The warrants were issued for consulting services performed for the Company.

The 2006 warrants were valued at a total of $40,320 using the Black-Scholes pricing model. The value of the warrants is amortized according to the vesting period which approximates the period over which the services are performed. In 2006, $11,120 was expensed and is included in the 2006 operating expenses.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

In December 2006, the Company issued a consulting warrant to purchase up to a total of 50,000 shares of the Company’s common stock at an exercise price of $5.52. The warrant was issued for consulting services performed for the Company. The warrants were valued at a total of $215,000 using the using the Black-Scholes pricing model. The warrant vested immediately and was expensed in 2006. The expense is included in the 2006 operating expenses.

The following table summarizes stock warrant activity for 2004 through 2006 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
Outstanding, December 31, 2003	1,587	$3.09-15.45	$9.85

2004
Issued	12	10.15-11.75	11.22
Exercised	6	4.72-10.10	5.15
Forfeited	6	4.72-10.10	6.99

Outstanding, December 31, 2004	1,587	$3.09-15.45	$9.82

2005
Issued	267	10.00	10.00
Exercised	42	6.17	6.17
Forfeited	160	4.54-11.00	9.66

Outstanding, December 31, 2005	1,652	$3.09-15.45	$9.96

2006
Issued	1,664	5.52-8.75	8.63
Exercised	10	3.09-6.23	3.22
Forfeited	787	3.09-12.00	10.25

Outstanding, December 31, 2006	2,519	$5.52-15.45	$9.02

For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 2006 (in thousands, except per share amounts):

	Outstanding Warrants		Exercisable Warrants
Range of Exercise Prices	Shares	Weighted average price	Shares	Weighted average price
$ 5.01-$10.00	2,296	8.43	2,296	8.43
$10.01-$15.00	44	13.22	44	13.22
$15.01-$20.00	179	15.45	179	15.45

Balance as of 12/31/2006	2,519	$9.02	2,519	$9.02

The weighted average fair value of warrants issued in fiscal years 2006, 2005 and 2004 were $9.02, $9.96 and $9.82, respectively.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

11.	Employment Agreement

Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996 (the “Hollis Employment Agreement”), Mr. Hollis’ annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses, future salary increases and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. Effective January 1, 2006, Mr. Hollis’ base salary was increased from $500,000 to $512,000. If Mr. Hollis’ employment is terminated “without cause,” “for insufficient reason” or pursuant to a “change in control” (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the surviving corporation in a change in control, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis’ employment is terminated “with cause” or if Mr. Hollis resigns other than for “sufficient reason,” Mr. Hollis’ compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

12.	Leases

Rental expenses for principal leased facilities under non-cancelable operating leases were approximately $958,000, $888,000, and $902,000 for 2006, 2005 and 2004 respectively. Future minimum payments for operating leases are as follows (in thousands):

Operating Leases
2007	$1,089
2008	1,170
2009	1,157
2010	10
2011	2

Total minimum lease payments	$3,428

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

13.	Supplementary Financial Data (Unaudited)

Interim Financial Information

(Unaudited)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarter may not agree with the per share amounts for the year.

	March	June	September	December	Year
	(In thousands, except per share)
Year Ended December 31, 2006
R&D operating expenses	$4,186	$6,175	$5,543	$6,273	$22,177
G&A operating expenses	2,105	1,688	1,370	2,202	7,365
Non-cash charges	1,294	1,012	1,094	465	3,865
Net loss	(6,919)	(8,117)	(7,265)	(7,930)	(30,231)
Net loss per share	(0.30)	(0.33)	(0.29)	(0.29)	(1.20)
Cash and cash equivalents	60,513	53,446	47,445	67,135	67,135

Year Ended December 31, 2005
R&D operating expenses	$5,298	$4,022	$4,050	$4,972	$18,342
G&A operating expenses	1,822	2,887	2,059	2,978	9,746
Non-cash charges	12	6	6	7	31
Net loss	(6,812)	(6,538)	(5,661)	(10,430)	(29,441)
Net loss per share	(0.35)	(0.33)	(0.27)	(0.50)	(1.46)
Cash and cash equivalents	54,198	55,908	51,451	45,130	45,130

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hollis Eden Pharmaceuticals, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Hollis-Eden Pharmaceuticals Inc. (the “Company”) (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollis-Eden Pharmaceuticals Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hollis-Eden Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 5, 2007

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

•

provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company;

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

Management has assessed the effectiveness of Hollis-Eden’s internal control over financial reporting as of December 31, 2006, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

BDO Seidman LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of Hollis-Eden’s internal control over financial reporting as of December 31, 2006. Its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hollis-Eden Pharmaceuticals, Inc.

San Diego, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hollis-Eden Pharmaceuticals, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006 and for the period from inception (August 15, 1994) to December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion on those financial statements.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 5, 2007

Changes in Internal Control over Financial Reporting

There were no changes in Hollis-Eden’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

At its meeting on December 11, 2006, the Compensation Committee of the Board of Directors took the following actions with respect to the compensation of the Company’s named executives officers (as defined in Regulation S-K item 402(a)(3)):

Executive Officer	2007 Base Salary	2006 Bonus
Richard B. Hollis Chairman of the Board, President and Chief Executive Officer	$532,480	$385,000
Daniel D. Burgess Chief Operating Officer and Chief Financial Officer	343,252	66,010
James M. Frincke, Ph.D. Chief Scientific Officer	298,480	57,400
Eric J. Loumeau Vice President, Corporate General Counsel	271,830	52,275
Christopher L. Reading, Ph.D. Executive Vice President, Scientific Development	260,104	50,020

PART III

Item 10.	Directors and Executive Officers of the Registrant

See the section entitled “Executive Officers and Senior Management” in Part I, Item 1 hereof for information regarding executive officers and senior management.

The other information required by this item is incorporated by reference from Hollis-Eden’s definitive Proxy Statement which is expected to be filed with the Commission pursuant to Regulation 14A in connection with the Hollis-Eden’s 2007 Annual Meeting (the “Proxy Statement”) not later than 120 days after the end of our fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding certain beneficial owners and management required by this item is incorporated by reference to the Proxy Statement.

The following table provides information as of December 31, 2006 with respect to all of our compensation plans under which we are authorized to issue equity securities of the company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Stock option equity compensation plans approved by security holders	5,821,450	$8.89	404,249
Stock option equity compensation plans not approved by security holders	1,597,708	$7.49	—
Warrant equity compensation plans not approved by security holders	64,000	$5.56	—

Total	7,483,158		404,249

The material features of each compensation plan or arrangement adopted without the approval of securities holders is included in Note 9 (“Stock Options—Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in our Notes To Financial Statements.

Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information concerning Principal Accountant Fees and Services is set forth in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors” in the Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents have been filed as part of this Annual Report to Stockholders on Form 10-K:

1.	Financial Statements: The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2006, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

By:	/s/ RICHARD B. HOLLIS
Richard B. Hollis, Chairman of the Board of Directors, Chief Executive Officer, President and Director

Date: March 10, 2007

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

Signature	Title	Date

/S/ RICHARD B. HOLLIS Richard B. Hollis	Chairman of the Board of Directors, Chief Executive Officer, President And Director	March 10, 2007

/S/ DANIEL D. BURGESS Daniel D. Burgess	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer)	March 10, 2007

/S/ ROBERT W. WEBER Robert W. Weber	Chief Accounting Officer and Vice President—Controller (Principal Accounting Officer)	March 10, 2007

/S/ JEROME M. HAUER Jerome M. Hauer	Director	March 10, 2007

/S/ BRENDAN R. MCDONNELL Brendan R. McDonnell	Director	March 10, 2007

/S/ THOMAS C. MERIGAN, JR. M.D. Thomas C. Merigan, Jr. M.D.	Director	March 10, 2007

/S/ MARC R. SARNI Marc R. Sarni	Director	March 10, 2007

/S/ SALVATORE J. ZIZZA Salvatore J. Zizza	Director	March 10, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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
*#10.25

Patent License Agreement between the Registrant and Dr. Roger M. Loria (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-75860)). (the “Loria License”)

*10.26

Sublease dated December 19, 2001 between Cooley Godward LLP and Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

*10.32

Registration Rights Agreement dated June 19, 2003, by and between Hollis-Eden Pharmaceuticals, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-106835).

*10.33

Form of Stock Purchase Warrant issued to purchasers listed on Schedule I attached thereto on June 19, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-106835)).

*10.34	Warrant issued to SG Cowen Securities Corporation on June 19, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-106835)).
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
*10.38

First Amendment to Sublease dated December 19, 2001 between Cooley Godward LLP and Registrant (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.39	Form of Common Stock Purchase Warrant issued on June 1, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated June 2, 2005).
*#10.40

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant entered into on December 3, 2003 (incorporated by reference to Exhibit 10.42 to the Registrant’s Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Description of Document

*#10.41

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant entered into on February 17, 2004 (incorporated by reference to Exhibit 10.43 to the Registrant’s Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*#10.42

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant dated July 12, 2004 (incorporated by reference to Exhibit 10.44 to the Registrant’s Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*#10.43

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant dated October 19, 2004 (incorporated by reference to Exhibit 10.45 to the Registrant’s Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*#10.44

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant dated January 6, 2005 (incorporated by reference to Exhibit 10.46 to the Registrant’s Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*#10.45

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant dated May 16, 2005 (incorporated by reference to Exhibit 10.47 to the Registrant’s Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

*†10.50

2005 Non-Employee Directors’ Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*†10.51

Form of Option Agreement for use under 2005 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*#10.52

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company dated November 30, 2005 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.53	Form of Stock Purchase Agreement dated as of February 2, 2006 (incorporated by reference to the Current Report on Form 8-K dated February 2, 2006) (the “February 2006 Purchase Agreement”).

*10.54	Form of Stock Purchase Warrant, issued pursuant to the February 2006 Purchase Agreement (incorporated by reference to the Current Report on Form 8-K dated February 2, 2006).

Exhibit Number	Description of Document

*10.55	Form of Stock Purchase Agreement dated as of November 7, 2006 (incorporated by reference to the Current Report on Form 8-K dated November 7, 2006) (the “November 2006 Purchase Agreement”).

*10.56	Form of Common Stock Purchase Warrant, issued pursuant to the November 2006 Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2006).

#10.58	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant dated December 11, 2006.

#10.59	Amendment to the Loria License dated December 12, 2006.

23.1	Consent of BDO Seidman, LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Daniel D. Burgess.

32.1	Section 1350 Certifications of Richard B. Hollis and Daniel D. Burgess.

*	Previously filed.
†	Management contract or compensatory plan, contract or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.