Form 10-Q
period 2007-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2007-05-04
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from              to             .

Commission file number: 000-24672

HOLLIS-EDEN PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4435 Eastgate Mall, Suite 400, San Diego, California	92121
(Address of principal executive offices)	(zip code)s

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

As of May 1, 2007 there were 28,951,901 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. Financial Information

Item 1.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)	March 31, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$58,430	$67,135
Prepaid expenses	595	188
Deposits	12	39
Receivable from related party	2	4

Total current assets	59,039	67,366

Property and equipment, net of accumulated depreciation of $1,006 and $990, respectively	1,091	1,051
Restricted Cash	34	34
Deposits	61	61

Total assets	$60,225	$68,512

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$3,907	$6,734

Total current liabilities	3,907	6,734

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 28,981 and 28,971 shares issued; 28,922 and 28,913 shares outstanding, respectively	290	290
Paid-in capital	254,647	253,354
Cost of treasury stock (59 shares)	(346)	(346)
Deferred compensation	(285)	—
Deficit accumulated during development stage	(197,988)	(191,520)

Total stockholders’ equity	56,318	61,778

Total liabilities and stockholders’ equity	$60,225	$68,512

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts
	Three months ended March 31,		Period from Inception (Aug.15,1994) to March 31,
	2007	2006	2007
Revenue:
Contract R&D revenue	$—	$55	$563

Total revenue	—	55	563

Operating expenses:
Research and development:
R&D operating expenses	4,287	4,186	123,343
R&D SFAS 123R compensation expense related to equity awards	341	426	1,713
R&D costs related to common stock, option & warrant grants for collaborations	—	—	5,882

Total research and development	4,628	4,612	130,938

General and administrative:
G&A operating expenses	1,930	2,105	55,369
G&A SFAS 123R compensation expense related to equity awards	630	862	2,886
G&A costs related to common stock, option & warrant grants	17	6	12,412

Total general and administrative	2,577	2,973	70,667

Settlement of dispute	—	—	3,000

Total operating expenses	7,205	7,585	204,605

Other income (expense):
Loss on disposal of assets	(71)	—	(135)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	(7,627)
Interest income	808	611	14,204
Interest expense	—	—	(388)

Total other income, net	737	611	6,054

Net loss	$(6,468)	$(6,919)	$(197,988)

Net loss per share-basic and diluted	$(0.22)	$(0.30)

Weighted average number of common shares outstanding-basic and diluted	28,918	23,336

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands
	Three months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(6,468)	$(6,919)	$(197,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	75	1,467
SFAS 123R compensation expense related to equity awards	970	1,288	4,597
Disposal of assets	78	—	149
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	1	28	1,043
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	5	2,859
Common stock issued as consideration for In Process R&D	—	—	2,809
Expense related to warrants issued as consideration to consultants	17	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(407)	(245)	(595)
Deposits	27	15	(72)
Receivable from related party	2	3	(2)
Other Receivable	—	(1)	—
Accounts payable, accrued expenses and deferred revenue	(2,827)	(3,208)	4,551

Net cash used in operating activities	(8,530)	(8,959)	(159,773)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(195)	(117)	(2,707)

Net cash used in investing activities	(195)	(117)	(2,707)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	24,375	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	20	84	17,796

Net cash from financing activities	20	24,459	220,910

Net increase (decrease) in cash	(8,705)	15,383	58,430
Cash and equivalents at beginning of period	67,135	45,130	—

Cash and equivalents at end of period	$58,430	$60,513	$58,430

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.(A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands
	Three months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31,
	2007	2006	2007
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission on March 16, 2007.

New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006, which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company has adopted the Financial Accounting Standards Board issued Interpretation No. 48 and it has had no material impact on its financial statements.

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

2.	Other Agreements and Commitments

AFRRI Collaboration

The Company performed work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company conducted radiation studies with a subcontractor. The task orders committed AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI were recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. There was no activity during the quarter ended March 31, 2007 under the AFRRI collaboration.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There were no revenues recorded during the quarter ended March 31, 2007 under the CFFT agreement.

3.	Equity Transactions

There were 25,300 options granted and there were 9,000 options exercised in the period ended March 31, 2007. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $1.0 million and $1.3 million for the periods ended March 31, 2007 and 2006, respectively.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. This discussion represents our current judgment on the future direction of our business and our actual results may differ materially from those discussed here due to risks and factors including the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others as well as the risks and factors set forth below under the caption “Risk Factors.” Additional factors that could cause or contribute to such differences can be found in the financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We have been unprofitable since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $198.0 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the “Merger”), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Recent Developments

Reorganization

On April 26, 2007 we announced a restructuring calling for the reduction of the Company’s headcount by approximately 25%. This reduction was made in connection with our efforts to refocus the Company, following the cancellation in March 2007 by the Department of Health and Human Services of its solicitation for medical countermeasures to treat the effects of acute radiation syndrome and our subsequent decision to discontinue development of our product candidate NEUMUNE®, on accelerating the clinical development of our core technology programs and on bringing forward our next-generation product candidates, HE3286, for type 2 diabetes and rheumatoid arthritis, and HE3235, for hormone refractory prostate cancer and breast cancer. As a result of these changes, the Company expects to incur a restructuring charge of approximately $0.4 million in the second quarter of 2007.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through March 31, 2007, we have incurred approximately $130.9 million in research and development expenses, $70.7 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through March 31, 2007 we have generated approximately $0.6 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)). We have earned $6.1 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.1 million loss on disposal of assets. These expenses have been offset by $14.2 million in interest income. The combination of these resulted in a net loss of $198.0 million for the period from inception until March 31, 2007.

Research and development expenses were $4.6 million and $4.6 million for the three-month periods ended March 31, 2007 and 2006, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses remained stable for the three-month periods ended March 31, 2007 and 2006.

General and administrative expenses were $2.6 million and $2.9 million for the three-month periods ended March 31, 2007 and 2006, respectively. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased $0.3 million in 2007 compared to 2006 primarily as a result of reduced legal expenses and consulting fees related to a government contracting opportunity in 2006 for products to treat acute radiation syndrome.

Other income and expenses were $0.7 million and $0.6 million for the three-month periods ended March 31, 2007 and 2006, respectively. The increase in interest income was due mainly to generally higher interest rates compared with the same period in 2006.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$3,160	$1,111	$2,039	$10	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of March 31, 2007, our cash and cash equivalents totaled approximately $58.4 million.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2006. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

There have been no material changes to our investment portfolio from December 31, 2006 to the present. At March 31, 2007, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief financial officer and chief executive officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The risks described below include certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $198.0 million as of March 31, 2007. Our net losses for fiscal years 2006, 2005 and 2004 were approximately $30.2 million, $29.4 million and $24.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the U.S. and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. A large number of companies including Merck & Company, Inc., GlaxoSmithKline, TAP Pharmaceutical Products, Inc., and Eli Lilly and Co. are developing and marketing new drugs for the treatment of type 2 diabetes. Similarly, a large number of companies, including Merck & Company, Inc., Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc., are developing and marketing new drugs for the treatment of chronic inflammatory conditions. Companies such as GlaxoSmithKline, Merck & Company, Inc., Roche Pharmaceuticals, Pfizer Inc. and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation and Vertex Pharmaceuticals Inc., as well as many others, have marketed products or research and development programs in these fields.

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

As of March 31, 2007, our cash and cash equivalents totaled approximately $58.4 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	animal efficacy studies with NEUMUNE for the treatment of radiation exposure;

•	Phase I clinical trials with NEUMUNE in the United States and the Netherlands;

•	Phase II clinical trials with IMMUNITIN in South Africa and Phase I/II clinical trials with IMMUNITIN in the United States for the treatment of HIV/AIDS; and

•	Phase II clinical trials with IMMUNITIN in Thailand for the treatment of malaria;

•	Filing an IND for HE3286 in the treatment of type 2 diabetes

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $2.44 to $16.50 between January 1, 2004 and April 30, 2007.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 8% of our outstanding common stock as of March 31, 2007. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of March 31, 2007, Mr. Hollis would beneficially own approximately 12% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

We made no unregistered sales of securities or repurchases of our securities during the quarter ended March 31, 2007.

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

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 2, 2007	By:	/s/ Daniel D. Burgess
Daniel D. Burgess
Chief Operating Officer/ Chief Financial Officer (Principal Financial Officer)

Dated: May 2, 2007	By:	/s/ Robert W. Weber
Robert W. Weber
Vice President-Controller/ Chief Accounting Officer (Principal Accounting Officer)