Form 10-Q
period 2007-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2007-08-03
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007 there were 28,966,125 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - June 30, 2007 and December 31, 2006	3

	Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006 and Period from Inception (August 15, 1994) to June 30, 2007	4

	Statements of Cash Flows for the Six-Month Periods Ended June 30, 2007 and 2006 and Period from Inception (August 15, 1994) to June 30, 2007	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	Other Information

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	21

Part I. Financial Information

Item I.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	June 30, 2007	Dec. 31, 2006*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$52,170	$67,135
Prepaid expenses	469	188
Deposits	5	39
Receivable from related party	—	4

Total current assets	52,644	67,366
Property and equipment, net of accumulated depreciation of $1,082 and $990, respectively	1,029	1,051
Restricted Cash	34	34
Deposits	61	61

Total assets	$53,768	$68,512

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,523	$6,734

Total current liabilities	2,523	6,734

Commitments, contingencies and subsequent events

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 28,999 and 28,971 shares issued; 28,940 and 28,913 shares outstanding, respectively	290	290
Paid-in capital	255,324	253,354
Cost of treasury stock (59 shares)	(346)	(346)
Deferred compensation	(229)	—
Deficit accumulated during development stage	(203,794)	(191,520)

Total stockholders’ equity	51,245	61,778

Total liabilities and stockholders’ equity	$53,768	$68,512

* Derived from the audited financial statements as of December 31, 2006.

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three months ended June 30,		Six months ended June 30,		Period from Inception (Aug.15,1994) to June 30,
	2007	2006	2007	2006	2007
Revenue:
Contract R&D revenue	$—	$67	$—	$122	$563

Total revenue	—	67	—	122	563

Operating expenses:
Research and development:
R&D operating expenses	4,324	6,206	8,611	10,451	127,666
R&D SFAS 123R compensation expense related to equity awards	260	410	601	836	1,973
R&D costs related to common stock, option & warrant grants for collaborations	—	—	—	—	5,882

Total research and development	4,584	6,616	9,212	11,287	135,521

General and administrative:
G&A operating expenses	1,543	1,657	3,473	3,703	56,912
G&A SFAS 123R compensation expense related to equity awards	399	596	1,029	1,458	3,285
G&A costs related to common stock, option & warrant grants	—	6	17	12	12,412

Total general and administrative	1,942	2,259	4,519	5,173	72,609

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	6,526	8,875	13,731	16,460	211,130

Other income (expense):
Loss on disposal of assets	—	—	(71)	—	(135)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	719	691	1,528	1,302	14,923
Interest expense	—	—	—	—	(388)

Total other income, net	719	691	1,456	1,302	6,773

Net loss	$(5,807)	$(8,117)	$(12,274)	$(15,036)	$(203,794)

Net loss per share-basic and diluted	$(0.20)	$(0.33)	$(0.42)	$(0.62)

Weighted average number of common shares outstanding-basic and diluted	28,949	24,919	28,934	24,127

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

	Six months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(12,274)	$(15,036)	$(203,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	156	145	1,546
SFAS 123R compensation expense related to equity awards	1,630	2,294	5,258
Disposal of assets	78	—	149
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	74	86	1,116
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	12	2,859
Common stock issued as consideration for In Process R&D	—	180	2,809
Expense related to warrants issued as consideration to consultants	17	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(281)	(156)	(469)
Deposits	34	(6)	(65)
Receivable from related party	4	3	—
Other receivable	—	(35)	—
Accounts payable, accrued expenses and deferred revenue	(4,212)	(3,482)	3,166

Net cash used in operating activities	(14,774)	(15,995)	(166,016)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(211)	(150)	(2,724)

Net cash used in investing activities	(211)	(150)	(2,724)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	24,375	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	20	86	17,796

Net cash from financing activities	20	24,461	220,910

Net increase (decrease) in cash	(14,965)	8,316	52,170
Cash and equivalents at beginning of period	67,135	45,130	—

Cash and equivalents at end of period	$52,170	$53,446	$52,170

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

	Six months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2007
	2007	2006
Supplemental Disclosure of Cash Flow Information:

Interest paid	$—	$—	$388

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The information at June 30, 2007, and for the three and six-month periods ended June 30, 2007 and 2006, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission on March 16, 2007.

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

2. Other Agreements and Commitments

AFRRI Collaboration

The Company performed work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company conducted radiation studies with a subcontractor. The task orders committed AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI were recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. There was no activity during the quarter or six months ended June 30, 2007 under the AFRRI collaboration. On July 13, 2007, the Company sent a letter to AFRRI requesting termination of its sole source agreement with AFRRI and providing notice to AFRRI of the Company’s intent to terminate its collaborative research and development agreement with AFRRI effective August 12, 2007.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There were no revenues recorded during the quarter or six months ended June 30, 2007 under the CFFT agreement.

3. Equity Transactions

There were 9,000 and 34,300 options granted and there were zero and 9,000 options exercised in the three and six-month periods ended June 30, 2007, respectively. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.6 million and $1.6 million and $1.0 million and $2.3 million for the three and six-month periods ended June 30, 2007 and 2006, respectively.

4. Litigation Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While it is not possible to predict accurately or to determine the eventual outcome of these matters, as of the date of this report, we do not believe that we are engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Overview

We are a development-stage pharmaceutical company engaged in developing a proprietary new class of small molecule compounds based on our hormonal signaling technology platform. These compounds, metabolites or synthetic analogs of adrenal steroid hormones, are designed to restore the biological activity of cellular signaling pathways disrupted by disease and aging. In investigational studies, they have been demonstrated in humans to possess several properties with potential therapeutic benefit – they regulate innate and adaptive immunity, reduce nonproductive inflammation, and stimulate cell proliferation. Our clinical drug development candidates include HE3286, a next-generation compound currently in a clinical trial for the treatment of type 2 diabetes and being prepared for potential clinical trials in rheumatoid arthritis. A second next-generation candidate, HE3235, has been selected for clinical development in cancer. In addition to these clinical development candidates, we have an active research program that is generating additional new clinical leads that are being further evaluated in preclinical models of a number of different diseases.

We have been unprofitable since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $203.8 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the “Merger”), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Recent Developments

Reorganization

On April 26, 2007 we announced a restructuring calling for the reduction of the Company’s headcount by approximately 25%. This reduction was made in connection with our efforts to refocus the Company, following the cancellation in March 2007 by the Department of Health and Human Services of its solicitation for medical countermeasures to treat the effects of acute radiation syndrome and our subsequent decision to discontinue development of our product candidate NEUMUNE®, on accelerating the clinical development of our core technology programs and on bringing forward our next-generation product candidates, HE3286, for type 2 diabetes and rheumatoid arthritis, and HE3235, for hormone refractory prostate cancer and breast cancer. As a result of these changes, the Company incurred a restructuring charge of approximately $0.4 million all in the second quarter of 2007.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through June 30, 2007, we have incurred approximately $135.5 million in research and development expenses, $72.6 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through June 30, 2007 we have generated approximately $0.6 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)). We have earned $6.8 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.1 million loss on disposal of assets. These expenses have been offset by $14.9 million in interest income. The combination of these resulted in a net loss of $203.8 million for the period from inception until June 30, 2007.

Research and development expenses were $4.6 million and $9.2 million for the three-month and six-month periods ended June 30, 2007, respectively, compared to $6.6 million and $11.3 million for the same periods in 2006. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased due mainly to the discontinuation of our HE2100 research and development program.

General and administrative expenses were $1.9 million and $4.5 million for the three-month and six-month periods ended June 30, 2007, respectively, compared to $2.3 million and $5.2 million for the same periods in 2006. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. The changes in the general and administrative expenses were driven by a decrease in legal costs and consulting fees.

Other income and expenses were $0.7 million and $1.5 million for the three-month and six-month periods ended June 30, 2007, respectively, compared to $0.7 million and $1.3 million for the same periods in 2006. The increase in interest income for the six-month period ended June 30, 2007 in interest income was due mainly to generally higher interest rates compared with the same period in 2006.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of common stock. During the year ended December 31, 1995, we received cash proceeds of $250,000 from the sale of securities. In May 1996, we completed a private placement of shares of common stock, from which we received aggregate gross proceeds of $1.3 million. In March 1997, the Merger of IAC and Hollis-Eden, Inc. provided us with $6.5 million in cash and other receivables. In May 1998, we completed a private placement of common stock and warrants, from which we received gross proceeds of $20.0 million. During January 1999, we completed two private placements of common stock raising approximately $25.0 million. In December 2001, we completed a private placement of common stock and warrants, from which we received gross proceeds of $11.5 million. In February 2003, we completed a private placement of convertible debentures and warrants, from which we received gross proceeds of $10.0 million. In June 2003, we completed a private placement of common stock and warrants, from which we received gross proceeds of $14.7 million. In October 2003 we completed a public offering of our common stock from which we received $62.5 million in gross proceeds. In June 2005, we completed a sale of shares of our common stock and warrants from which we received $10.0 million in gross proceeds. During 2006 (in February and in November), we completed two sales of shares of our common stock and warrants from which we received, in the aggregate gross proceeds of approximately $52.0 million. In addition, we have received a total of $17.8 million from the exercise of warrants and stock options from inception.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$2,888	$1,132	$1,749	$7	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of June 30, 2007, our cash and cash equivalents totaled approximately $52.2 million.

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

There have been no material changes to our investment portfolio from December 31, 2006 to the present. At June 30, 2007, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief executive officer and interim chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and interim chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met, and, as set forth above, our chief executive officer and interim chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The description of risks below includes certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around a proprietary class of small compounds which we believe shows promise for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. However, all drug candidates require approval by the FDA before they can be commercialized in the U.S. as well as approval by various foreign government agencies before they can commercialized in other countries. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale. We may incur significant additional operating losses for the foreseeable future as we fund development, preclinical and clinical testing and other expenses in support of regulatory approval of our drug candidates. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon, development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $203.8 million as of June 30, 2007. Our net losses for fiscal years 2006, 2005 and 2004 were approximately $30.2 million, $29.4 million and $24.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of June 30, 2007, our cash and cash equivalents totaled approximately $52.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with HE3286 in the United States under an IND for metabolic diseases; and

•	Preclinical studies with HE3235 to support the potential filing of an IND in cancer

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring our preclinical and clinical studies. We generally do not have control over the amount and timing of resources that our business partners devote to our drug candidates. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

•	we may not have the financial resources to continue research and development of any of our drug candidates;

•	we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing;

•	we may lose any competitive advantage associated with early market entry; and

•	our ability to generate revenues may be delayed.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

•	delays in enrolling volunteers;

•	interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

•	lower than anticipated retention rate of volunteers in a clinical trial;

•	unfavorable efficacy results;

•	serious side effects experienced by study participants relating to the drug candidate;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	failure to conduct a clinical trial in accordance with regulatory requirements or clinical protocols;

•	inspection of a clinical trial operations or clinical trial site by regulatory authorities resulting in the imposition of a clinical hold;

•	new communications from regulatory agencies about how to conduct these studies; or

•	failure to raise additional funds resulting in lack of adequate funding to continue a clinical trial or study.

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

The market prices for securities of life sciences companies, particularly those that are not profitable, are highly volatile. Publicized events and announcements, most of which we cannot control, may have a significant impact on the market price of our common stock, which has been and is likely to continue to be volatile. For example:

•	biological or medical discoveries by competitors;

•	public concern about the safety of our drug candidates;

•	delays in the conduct or analysis of our preclinical or clinical studies;

•	unfavorable results from preclinical or clinical studies;

•	delays in obtaining or failure to obtain purchase orders of our drug candidates;

•	announcements in the scientific and research community;

•	changes in the potential commercial markets for our drug candidates;

•	unfavorable developments concerning patents or other proprietary rights;

•	unfavorable domestic or foreign regulatory or governmental developments or actions;

•	broader economic, industry and market trends unrelated to our performance;

•	issuances of new equity securities by us, pursuant to our effective shelf registration statement or otherwise;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities; or

•	additions or departures of key personnel

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $1.72 to $16.50 between January 1, 2004 and July 27, 2007.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 8% of our outstanding common stock as of June 30, 2007. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of June 30, 2007, Mr. Hollis would beneficially own approximately 12% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

At our annual meeting of stockholders held on June 7, 2007, the following matters were submitted to a vote of security holders:

1.	To elect two Class I directors to hold office until the 2010 Annual Meeting of Stockholders. Elected to serve as Class I directors were Jerome M. Hauer and Marc R. Sarni. For Jerome M. Hauer the results of voting were: 24,239,732 for, 1,939,963 withheld. For Marc R. Sarni the results of voting were: 25,159,351 for, 1,020,344 withheld. The continuing directors are Richard B. Hollis, Salvatore J. Zizza, Thomas C. Merigan, Jr., M.D. and Brendan R. McDonnell.

2.	To approve an amendment to the Company’s 2005 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 1,500,000 shares. The 2005 Equity Incentive Plan, as amended, was approved with the following votes: 8,303,860 for, 1,432,490 against, 81,104 abstained, and 19,134,447 non-voted.

3.	To approve an amendment to the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 150,000 shares. The 2005 Non-Employee Director’s Equity Incentive Plan, as amended, was approved with the following votes: 8,260,850 for, 1,487,377 against, 69,226 abstained, and 19,134,448 non-voted.

4.	To ratify the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007. The selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified with the following votes: 25,701,236 for, 323,545 against, 154,911 abstained, and 2,772,209 non-voted.

Item 5.	Other Information

On August 1, 2007, the Compensation Committee (the “Committee”) of the Company’s Board of Directors, awarded the following stock option grants to the Company’s Chief Executive Officer, Interim Chief Financial Officer and three other most highly compensated executive officers in 2006:

Name	Title	Option Grant	Exercise Price
Richard B. Hollis	Chairman and Chief Executive Officer	200,000 100,000 100,000 100,000	$ $ $ $	1.66 3.00 4.00 5.00

Robert W. Weber	Vice President-Controller/Chief Accounting Officer/ Interim Chief Financial Officer	100,000		$1.66

Dr. James M. Frincke	Chief Scientific Officer	200,000		$1.66

Dr. Christopher L. Reading	Executive Vice President, Scientific Development	100,000		$1.66

Robert L. Marsella	Senior Vice President, Business Development and Marketing	120,000		$1.66

With the exception of certain of the stock option grants to the Company’s Chief Executive Officer which were granted with a per share exercise price in excess of the closing price of the Company’s common stock on August 1, 2007, these stock option grants were granted with an exercise price of $1.66 per share which represents the closing price of the Company’s common stock as reported on The Nasdaq Global Market System on August 1, 2007, the date of grant. All of these stock option grants were granted under the Company’s 2005 Equity Incentive Plan, as amended (the “2005 Plan”). One-third of the total shares subject to each such option shall vest and become exercisable on the first anniversary of the date hereof; thereafter 1/24th of the total remaining shares shall vest in equal monthly installments over the next two years subject to continued employment and/or services. In connection with awarding these stock option grants, the Committee amended certain provisions of the 2005 Plan to increase, on a going forward basis, the number of shares of common stock that a Company employee shall be eligible to be granted pursuant to a Stock Award or Performance Stock Award (each as defined in the 2005 Plan) during any calendar year from 250,000 to 500,000 shares. The Company plans to request at the Company’s next annual meeting of stockholders that its stockholders approve, solely for purposes of Section 162(m) of the Internal Revenue Code, increasing the limit on the number of shares that may be made subject to stock options and performance-based stock awards in any calendar year to any individual from 250,000 to 500,000 shares, so that the Company can preserve, to the greatest extent possible, the deductibility of equity-based compensation granted under the 2005 Plan under Section 162(m). Section 162(m) denies a deduction to any publicly-held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation paid to a covered employee exceeds $1 million.

In addition, the Committee also approved the following modification to the cash component of our director compensation policy: each non-employee director serving on a committee of the board shall receive a fee of $1,000 per telephonic committee meeting attended if the duration of the committee meeting is expected to exceed one hour (including preparation time) with the applicable committee members determining at each such meeting whether such compensation is payable. This is a modification to the current policy under which the fee was payable only for telephonic committee meetings at which resolutions are approved.

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document
*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*4.1	Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of Richard B. Hollis and Robert W. Weber.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 2, 2007	By:	/s/ Robert W. Weber
Robert W. Weber
Interim Chief Financial Officer
Chief Accounting Officer
(Principal Financial and Accounting Officer)