Form 10-Q
period 2007-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2007-11-05
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES  ☐    NO  ☒

As of October 31, 2007 there were 28,986,455 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - September 30, 2007 and December 31, 2006	3

	Statements of Operations for the Three-Month and Nine-month Periods Ended September 30, 2007 and 2006 and Period from Inception (August 15, 1994) to September 30, 2007	4

	Statements of Cash Flows for the Nine-month Period Ended September 30, 2007 and 2006 and Period from Inception (August 15, 1994) to September 30, 2007	5

	Notes to Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	Other Information

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	19

Item 6	Exhibits	20

Part I. Financial Information

Item I.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	Sept. 30, 2007	Dec. 31, 2006*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$48,215	$67,135
Prepaid expenses	269	188
Deposits	14	39
Other receivable	6	—
Receivable from related party	—	4

Total current assets	48,504	67,366
Property and equipment, net of accumulated depreciation of $1,150 and $990, respectively	948	1,051
Restricted Cash	34	34
Deposits	61	61

Total assets	$49,547	$68,512

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,988	$6,734

Total current liabilities	2,988	6,734

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,025 and 28,971 shares issued; 28,966 and 28,913 shares outstanding, respectively	290	290
Paid-in capital	256,062	253,354
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(209,447)	(191,520)

Total stockholders’ equity	46,559	61,778

Total liabilities and stockholders’ equity	$49,547	$68,512

*	Derived from the audited financial statements as of December 31, 2006

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

					Period from Inception (Aug.15,1994) to Sept. 30, 2007
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006
Revenue:
Contract R&D revenue	$—	$82	$—	$204	$563

Total revenue	—	82	—	204	563

Operating expenses:
Research and development:
R&D operating expenses	4,278	5,543	12,889	15,904	131,943
R&D SFAS 123R compensation expense related to equity awards	332	441	933	1,277	2,305
R&D costs related to common stock, option & warrant grants for collaborations	—	—	—	—	5,882

Total research and development	4,610	5,984	13,822	17,181	140,130

General and administrative:
G&A operating expenses	1,125	1,370	4,598	5,163	58,037
G&A SFAS 123R compensation expense related to equity awards	583	653	1,612	2,110	3,868
G&A costs related to common stock, option & warrant grants	—	—	17	13	12,412

Total general and administrative	1,708	2,023	6,227	7,286	74,317

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	6,318	8,007	20,049	24,467	217,447

Other income (expense):
Loss on disposal of assets	(4)	—	(75)	—	(139)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	669	660	2,196	1,961	15,591
Interest expense	—	—	—	—	(388)

Total other income, net	665	660	2,121	1,961	7,437

Net loss	$(5,653)	$(7,265)	$(17,928)	$(22,302)	$(209,447)

Net loss per share-basic and diluted	$(0.20)	$(0.29)	$(0.62)	$(0.91)
Weighted average number of common shares outstanding-basic and diluted	28,966	24,956	28,944	24,404

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

			Period from Inception (Aug. 15, 1994) to Sept. 30, 2007
	Nine months ended Sept. 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,928)	$(22,302)	$(209,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	232	219	1,622
SFAS 123R compensation expense related to equity awards	2,545	3,387	6,173
Disposal of assets	82	—	153
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	126	142	1,168
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Common stock issued as consideration for In Process R&D	—	180	2,809
Expense related to warrants issued as consideration to consultants	17	13	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(81)	(68)	(269)
Deposits	25	(12)	(74)
Receivable from related party	4	5	—
Other receivable	(6)	(312)	(6)
Accounts payable and accrued expenses	(3,745)	(3,177)	3,632

Net cash used in operating activities	(18,729)	(21,925)	(169,971)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(211)	(187)	(2,724)

Net cash used in investing activities	(211)	(187)	(2,724)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	(34)	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	24,375	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	20	86	17,796

Net cash from financing activities	20	24,427	220,910

Net increase (decrease) in cash	(18,920)	2,315	48,215
Cash and equivalents at beginning of period	67,135	45,130	—

Cash and equivalents at end of period	$48,215	$47,445	$48,215

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Cont.)

(Unaudited)

All numbers in thousands

v			Period from Inception (Aug. 15, 1994) to Sept. 30, 2007
	Nine months ended Sept. 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	13	572
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at September 30, 2007, and for the three and nine-month periods ended September 30, 2007 and 2006, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission on March 16, 2007.

New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006, which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company has adopted the Financial Accounting Standards Board’s Interpretation No. 48, and it has had no material impact on its financial statements.

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

AFRRI Collaboration

The Company performed work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company conducted radiation studies with a subcontractor. The task orders committed AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI were recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. There was no activity during the quarter or nine months ended September 30, 2007 under the AFRRI collaboration. The Company terminated its collaborative research and development agreement with AFRRI effective August 12, 2007.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There were no revenues recorded during the quarter or nine months ended September 30, 2007 under the CFFT agreement.

3.	Equity Transactions

Options to purchase 1,928,250 and 1,962,550 shares of common stock were granted, and options to purchase 0 and 9,000 shares of common stock, were exercised in the three-and nine-month periods ended September 30, 2007, respectively. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Operations were approximately $0.9 million and $2.5 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to approximately $1.1 million and $3.4 million for the three-month and nine-month periods ended September 30, 2006, respectively.

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

Overview

We are a development-stage pharmaceutical company engaged in developing a proprietary new class of small molecule compounds based on our hormonal signaling technology platform. These compounds, metabolites or synthetic analogs of adrenal steroid hormones, are designed to restore the biological activity of cellular signaling pathways disrupted by disease and aging. In investigational studies, they have been demonstrated in humans to possess several properties with potential therapeutic benefit – they regulate innate and adaptive immunity, reduce nonproductive inflammation, and stimulate cell proliferation. Our clinical drug development candidates include HE3286, a next-generation compound currently in a clinical trial for the treatment of type 2 diabetes and being prepared for clinical trials in rheumatoid arthritis. A second next-generation candidate, HE3235, has been selected for clinical development in cancer. In addition to these clinical development candidates, we have an active research program that is generating additional new clinical leads that are being further evaluated in preclinical models of a number of different diseases.

We have been unprofitable since our inception. As of September 30, 2007, we had an accumulated deficit of approximately $209.4 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC (the “Merger”), Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through September 30, 2007, we have incurred approximately $140.1 million in research and development expenses, $74.3 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through September 30, 2007 we have generated approximately $0.6 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc.

(CFFT)). We have earned $7.4 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.1 million loss on disposal of assets. These expenses have been offset by $15.6 million in interest income. The combination of these resulted in a net loss of $209.4 million for the period from inception until September 30, 2007.

Research and development expenses were $4.6 million and $13.8 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $6.0 million and $17.3 million for the same periods in 2006. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased due mainly to the discontinuation of our HE2100 research and development program.

General and administrative expenses were $1.7 million and $6.2 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $1.9 million and $7.1 million for the same periods in 2006. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased due mainly to a decrease in executive head count and in legal costs and consulting fees.

Other income and expenses were $0.7 million and $2.1 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $0.6 million and $1.9 million for the same periods in 2006. The increase in interest income for the nine-month period ended September 30, 2007 in interest income was due mainly to generally higher interest rates compared with the same period in 2006.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$2,616	$1,152	$1,459	$5	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of September 30, 2007, our cash and cash equivalents totaled approximately $48.2 million.

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

There have been no material changes to our investment portfolio from December 31, 2006 to the present. At September 30, 2007, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief executive officer and interim chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our principal development efforts are currently centered around a proprietary class of small compounds which we believe shows promise for the treatment of several diseases and disorders. However, all drug candidates require approval by the FDA before they can be commercialized in the U.S. as well as approval by various foreign government agencies before they can commercialized in other countries. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale. We may incur significant additional operating losses for the foreseeable future as we fund development, preclinical and clinical testing and other expenses in support of regulatory approval of our drug candidates. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon, development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $209.4 million as of September 30, 2007. Our net losses for fiscal years 2006, 2005 and 2004 were approximately $30.2 million, $29.4 million and $24.8 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of September 30, 2007, our cash and cash equivalents totaled approximately $48.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with HE3286 in the United States under an IND for metabolic diseases;

•	Phase I/II clinical trial with HE3286 in the United States under an IND for metabolic diseases; and

•	Preclinical studies with HE3235 to support the potential filing of an IND in cancer.

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring our preclinical and clinical studies. We generally do not have control over the amount and timing of resources that our business partners devote to our drug candidates. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of studies of our drug candidates:

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $1.42 to $16.50 between January 1, 2004 and October 31, 2007.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 8% of our outstanding common stock as of September 30, 2007. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of September 30, 2007, Mr. Hollis would beneficially own approximately 12% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

None

1. Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*4.1	Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of Richard B. Hollis and Robert W. Weber.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated:	October 31, 2007	By:	/s/ Robert W. Weber
Robert W. Weber
Interim Chief Financial Officer
Chief Accounting Officer (Principal Financial and Accounting Officer)