Form 10-K
period 2007-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2008-03-17
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-24672

HOLLIS-EDEN PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4435 Eastgate Mall, Suite 400 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 587-9333

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2. (Check One).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 29, 2007, the end of Hollis-Eden Pharmaceuticals’ most recently completed second fiscal quarter, was approximately $53,907,361 based on the closing stock price of $2.04 for the Registrant’s Common Stock as reported by the Nasdaq National Market*.

As of March 12, 2008, there were outstanding 29,005,305 shares of the Registrant’s Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after Registrant’s fiscal year end December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

*Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the Registrant’s common stock outstanding at June 30, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Hollis-Eden Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this Annual Report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. The actual future results for Hollis-Eden Pharmaceuticals, Inc. may differ materially from those discussed here for various reasons, including those discussed in this Annual Report in Part 1, Item 1A under the heading “Risk Factors,” Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in this Annual Report, unless otherwise indicated, “we,” “our” and “us” refers to Hollis-Eden Pharmaceuticals, Inc. and its subsidiaries.

PART I

Item 1.	Business

GENERAL OVERVIEW

Hollis-Eden Pharmaceuticals, Inc., a development-stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune or metabolic response due to disease or the process of aging. Our initial technology development efforts are primarily focused on a series of adrenal steroid hormones and hormone analogs that are derived from our Hormonal Signaling Technology Platform. We believe these compounds are key components of the body’s natural regulatory system that potentially can be useful in treating a wide variety of medical conditions.

Preclinical and early clinical studies to date with compounds being developed from this technology platform indicate that they have the ability to reduce non-productive inflammation, stimulate innate and adaptive immunity, and stimulate cell proliferation. These compounds have also been shown in these studies to play an important role in metabolism. Other of our compounds have shown activity in preclinical models of hormone sensitive cancers. In addition, these compounds have an attractive safety profile to date and are cost-effective to manufacture.

We are currently focused on the development of two clinical drug development candidates TRIOLEX™ (HE3286), a next-generation compound currently in a clinical trial for the treatment of metabolic disorders and cleared by U.S. Food and Drug Administration (FDA) for clinical trials in rheumatoid arthritis, and APOPTONE™ (HE3235), a next-generation compound selected for clinical development for cancer.

TRIOLEX is being initially developed for the treatment of type 2 diabetes, a disease affecting approximately 20 million Americans and over 160 million people worldwide. Preclinical studies to date with TRIOLEX suggest that it acts as an insulin sensitizer to improve the utilization of glucose without causing the undesirable side effect of weight gain associated with currently marketed insulin sensitizers. A Phase I clinical trial in healthy volunteers completed during 2007 demonstrated the compound is orally bioavailable in humans, with significant drug concentrations detected in the blood at the lowest dose tested. The findings also showed that all doses of TRIOLEX appeared to be safe and well tolerated in healthy volunteers with no reported drug related adverse side effects to date. TRIOLEX is currently in a multi-dose Phase I/II proof-of-concept clinical trial in obese, insulin resistant volunteers.

TRIOLEX has also shown activity in several preclinical models of rheumatoid arthritis and we have received clearance from the FDA on our Investigational New Drug application (IND) to initiate clinical studies in this indication. In early 2008, we commenced an exploratory Phase I/II clinical study in ulcerative colitis patients with the objective of demonstrating activity in humans with a short treatment course of TRIOLEX and, in addition, to potentially optimize the design of our proposed clinical studies in rheumatoid arthritis. We also are continuing to profile both TRIOLEX and analogs of TRIOLEX in other preclinical models of autoimmunity.

APOPTONE is being developed initially for the treatment of prostate cancer. Approximately 234,000 patients are diagnosed each year with prostate cancer, and global sales for leading prostate cancer drugs range approximately from $500 million to $1 billion annually. In preclinical models of prostate and breast cancer conducted to date, APOPTONE has been shown to reduce the incidence, growth and progression of tumors. In February 2008, we filed an IND with the FDA seeking clearance to initiate Phase I/II clinical trials in hormone sensitive cancers, including prostate cancer.

In addition to the clinical development stage drug candidates described above, we also have two first-generation compounds in our pipeline of drug candidates, NEUMUNE® (HE2100) and IMMUNITIN™ (HE2000). While we have generated indications of activity in human clinical trials with these two compounds, neither is currently being actively developed due to changes in the respective markets for each of these compounds, as well as the fact that that we believe our next-generation drug candidates TRIOLEX and APOPTONE offer greater potential for commercialization.

NEUMUNE was under development as a treatment for acute radiation syndrome (ARS) a potentially fatal acute illness caused by high doses of radiation exposure over a significant portion of the body. We had been collaborating on the development of NEUMUNE for ARS with the U.S. military with the intent of securing procurement contracts with the Department of Health and Human Services (HHS) and the Department of Defense (DOD). However, in March 2007, HHS cancelled its solicitation for medical countermeasures to treat the effects of ARS in its entirety. In light of HHS’s cancellation of its solicitation, we made the strategic decision to curtail further development of NEUMUNE and to focus our resources on TRIOLEX, APOPTONE and follow-on oral compounds for indications that have well defined clinical paths and large, well-established markets.

We also have an active research program that is generating new clinical leads that are being further evaluated in preclinical models of a number of different diseases including metabolic and autoimmune conditions, inflammatory diseases of the lung, bone metabolism and regenerative medicine.

Our principal executive offices are located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, and our telephone number is (858) 587-9333. We are incorporated in Delaware.

Hollis-Eden Pharmaceuticals, HE3286, HE3235, HE2000, HE2100, TRIOLEX, APOPTONE, IMMUNITIN, NEUMUNE and the Hollis-Eden Pharmaceuticals stylized logo are trademarks of Hollis-Eden Pharmaceuticals, Inc. This filing also includes trademarks owned by other parties. All other trademarks mentioned are the property of their respective owners. Use or display by us of other parties’ trademarks or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or product owners.

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

TECHNOLOGY DESCRIPTION

Hormonal Signaling Technology Platform

Our primary technology development efforts are focused on a series of adrenal steroid hormones and hormone analogs that we believe are key components of the body’s natural regulatory system and that potentially can be useful in treating a wide variety of medical conditions. In studies conducted to date, compounds being developed from our Hormone Signaling Technology Platform appear to reduce inflammation in a broad-spectrum fashion while also improving a number of components of the immune system in conditions of immune suppression. These compounds also appear to be important in regulating metabolism. Another compound APOPTONE, has been selected for development for cancer and hormone-sensitive cancers. In addition, our first generation compounds have demonstrated preclinical activity in protecting the bone marrow from the damaging effects of radiation and chemotherapy. These adrenal hormones are known to be depleted as we age, and this process can be accelerated as a result of infectious diseases and other chronic immune system disorders.

Inflammation

One of our initial focus areas for compounds developed from our technology platform is in the area of inflammation. The role of inflammation in disease pathogenesis has become increasingly recognized by the medical community. Chronic inflammation is generally believed to be caused by an over-stimulation of certain components of the immune system, such as reactive oxygen species and pro-inflammatory mediators, due to persistent low-grade infections or the body’s inability to differentiate between certain cells or tissues in the body and foreign pathogens. Published studies have implicated chronic inflammation in a host of diseases ranging from autoimmune conditions, such as arthritis and psoriasis, to infectious diseases, including human immunodeficiency virus (HIV), malaria and tuberculosis, and to metabolic disease, including diabetes and cardiovascular disease as well as a number of different cancer types.

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

Compounds we are developing have been shown in preclinical models to date to regulate a broad array of inflammatory mediators. For example, we have conducted preclinical studies which we believe indicate the ability of these compounds to regulate the nuclear transcription factor NF-kB pathway that may be central to the beneficial effects seen with these compounds in preclinical models of type 2 diabetes and rheumatoid arthritis. In addition, this class of compounds has been shown in early clinical trials to produce long-lasting reductions in a number of other key inflammatory mediators, including TNF-alpha, IL-1 beta and IL-6. Unlike most approaches to reducing inflammation, however, our compounds appear to either maintain or boost a variety of immune responses in conditions of immune suppression, including innate and adaptive cell-mediated immunity.

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

Generally, in healthy individuals the immune system is in homeostasis, or has balanced expression of Th1 and Th2 cytokines. If a foreign invader triggers an adaptive cellular or Th1-type response, the feedback mechanism within the immune system greatly reduces the humoral or Th2-type response. Once the invader is controlled or eliminated, a combination of hormones and cytokines act quickly to return the system to homeostasis through the same feedback mechanism.

Our therapeutic strategy is based on the observation that this complicated balance of cytokines is regulated by competing levels of certain adrenal hormones. In young, healthy adults, the balance between corticosteroids such as cortisol, which have immunosuppressive properties, and compounds we are developing is a key determinant in whether appropriate levels of cytokines are produced to properly regulate immune responses. As we age, and under conditions of stress, chronic infections or systemic inflammation, levels of these compounds that counteract the immunosuppressive effect of corticosteroids fall significantly, leading to a decline in the ability to fight off infections that would otherwise be contained by a well functioning immune system.

Hollis-Eden’s Approach

With the advent of the technology revolution over the last several decades, scientists have been presented with a whole new series of tools that allow them to study very specific aspects of biological function. This led to a scientific approach that largely centered on how a certain drug might interact with a specific signaling function or target for a specific disease. While this approach has resulted in a number of successful drugs, frequently these compounds are not as effective in clinical practice as anticipated and produce a number of unintended side effects due to the complexity of interactions amongst different systems in human biology.

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

As factors such as chronic inflammation, innate and adaptive immunity, and metabolic function are implicated in a host of diseases, including virtually all diseases of aging, successfully applying this approach has potential utility for a number of important pharmaceutical markets. The hormone series that we are focused on is known to be involved in cell signaling at an upstream level, and these hormones are known to be depleted as we age. This depletion can be accelerated as a result of a number of the conditions we are pursuing. We believe that by starting with the lessons that evolutionary biology has taught us, the time to develop new therapeutics that target these systemic abnormalities will be shortened relative to the ground up approach being pursued by others.

PRODUCTS IN DEVELOPMENT

We are currently focusing our development activities on two compounds from our proprietary series. Our lead clinical drug development candidates are TRIOLEX™ (HE3286), a next-generation compound currently in clinical trials for the treatment of metabolic disorders and ulcerative colitis and being prepared for clinical trials in rheumatoid arthritis and APOPTONE™ (HE3235), a next-generation compound selected for clinical development in cancer.

Each of these compounds is described in more detail below. In addition, we have an active research program focused on adrenal hormones that is identifying additional clinical candidates for a wide range of medical conditions.

TRIOLEX (HE3286)

Type 2 Diabetes

Diabetes is a disease in which the body does not produce adequate quantities of, or properly use, insulin. Insulin is a hormone needed to carry glucose from the blood into cells, where it is converted to energy the cells need to perform properly. When insulin is not present in sufficient quantity or does not function correctly, the result is high levels of glucose in the blood. Over time, chronically elevated blood glucose can lead to a host of severe medical conditions including nerve disease, blindness, limb amputation, heart attack, stroke and death. There are two forms of diabetes: type 1, or juvenile onset, diabetes and type 2, or adult onset, diabetes.

TRIOLEX is a next-generation compound that we are developing for the treatment of type 2 diabetes. We believe that TRIOLEX may be the first in a new class of insulin sensitizers with a novel mechanism of action. The compound was discovered by our scientists in a pharmaceutical development program targeting metabolism.

TRIOLEX is currently in a multi-dose Phase I/II proof-of-concept clinical trial in obese, insulin resistant volunteers. The Phase I/IIa clinical trial is designed to evaluate the safety of TRIOLEX and the effect of the drug candidate on insulin sensitivity and whole-body glucose disposal. The initial dosing group is being evaluated by intravenous glucose tolerance test (IVGTT) and multiple biomarkers of insulin resistance, metabolic disorders and inflammation. Additional dosing groups will be evaluated through euglycemic/hyperinsulinemic clamps, a method widely used in the pharmaceutical industry and academia to test compounds as potential insulin sensitizers for the treatment of type 2 diabetes, and multiple biomarkers of insulin resistance, metabolic disorders and inflammation. A single-dose Phase I clinical trial conducted during 2007 demonstrated that the compound is orally bioavailable in humans, with significant drug concentrations detected in the blood at the lowest dose tested. The findings also showed that all doses of TRIOLEX tested appear to be safe and well tolerated in healthy volunteers with no reported drug related adverse side effects to date.

Preclinical studies in rats fed with a diet containing the parent hormone of TRIOLEX showed a reduction in the expression levels of certain genes encoding key enzymes involved in glucose and cortisol metabolism (e.g., PEPCK or 11ß-HSD1), an effect which we believe could lessen the severity or impact of type 2 diabetes on insulin resistance. We believe this indicates that this hormone is potentially important to glucose metabolism. Through the application of medicinal chemistry, we have extended the inherent properties of that hormone into what we believe is a more pharmaceutically suitable compound, TRIOLEX, for the treatment of type 2 diabetes.

Data generated to support the use of TRIOLEX in this indication include the following:

•

When administered orally to genetically obese mice prone to diabetes (db/db model), TRIOLEX, after 10 days, significantly (p<0.02) suppressed the progression of hyperglycemia typically observed in these animals.

•

In an animal model of diet-induced insulin resistance, TRIOLEX significantly (p<0.01) improved glucose handling in an oral glucose tolerance test (OGTT) when compared to the control group and at the end of the study was superior (p<0.003) to the active control (rosiglitazone). In addition, TRIOLEX demonstrated a statistically significant (p<0.006) reduction in fasting glucose values when compared to controls at days 14 and 29 of the study, and the activity was similar to the active control (rosiglitazone) (p<0.05).

•

Additional evidence of improvement in glucose disposal by TRIOLEX comes from a hyperinsulinemic/euglycemic clamp study, widely acknowledged as the “gold standard” preclinical model to measure insulin sensitivity in vivo. In this study, administration of TRIOLEX to diabetic db/db mice for 14 days markedly increased the glucose infusion rate (GIR) required to maintain normal levels of blood glucose following an intravenous infusion of a high dose of insulin. The GIR is a key parameter used to determine the degree of insulin sensitivity in vivo, and its increase following treatment with TRIOLEX indicates that this compound acts physiologically as an insulin sensitizer in the diabetic state.

In parallel experiments designed to elucidate the possible mechanism of action of TRIOLEX to produce these metabolic effects, it was observed that TRIOLEX may regulate the pro-inflammatory NF-kB pathway in cultured mouse macrophages and human monocytes. We believe this is an important finding because over the last several years, reports in the scientific literature suggest that chronic activation of inflammatory pathways such as NF-kB can also lead to insulin resistance and may play a role in the progression towards type 2 diabetes.

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

The only currently approved anti-diabetic agents that are known to act as insulin sensitizers are the glitazone class of drugs, which collectively represent 48% of the annual sales in the $12 billion per year global oral anti-

diabetic market. Glitazones appear to act primarily through the activation of a nuclear hormone receptor, known as PPARgamma. While these agents can lower blood glucose, they have been associated with undesirable side effects such as weight gain. In contrast, preclinical studies with TRIOLEX to date indicate that it does not act on the PPARgamma receptor and does not have the undesirable effect of weight gain seen with the glitazone class. Therefore, we believe these preclinical studies suggest that TRIOLEX may represent the first of a new class of insulin sensitizing agents that could be used in controlling type 2 diabetes.

The need for new classes of agents such as TRIOLEX to treat type 2 diabetes is significant. There are approximately 20 million Americans with type 2 diabetes and over 160 million type 2 diabetics worldwide. These figures are increasing rapidly as a result of the aging population and the rising incidence of obesity, which is a common risk factor for the disease. Clinical data indicates only 36% of type 2 diabetics are currently able to achieve the American Diabetes Association maximum recommended HbA1c glucose level of 7.0. Large clinical studies have shown that failure to achieve these glucose targets can progressively lead to severe health consequences including neuropathy, blindness, amputation, heart attack, stroke and death.

Rheumatoid Arthritis

We have also been cleared to begin clinical development of TRIOLEX for the treatment of rheumatoid arthritis (RA), under an open IND with the FDA. According to the Centers for Disease Control and Prevention, or (CDCP), an estimated 46 million people were treated for some form of arthritis and other rheumatic conditions in 2003, the latest year for which data available, and an estimated 8 million more people will suffer from arthritis between 2005 and 2015. Rheumatoid arthritis is a type of chronic arthritis that occurs in joints on both sides of the body (such as hands, wrists or knees). In rheumatoid arthritis, the immune system attacks the joints and sometimes the other organs.

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

Potential mechanisms of action for TRIOLEX include regulation of the NF-kB pathway and increasing the production of regulatory T cells (Treg cells). NF-kB is a well-known transcription regulator that controls the production of inflammatory cytokines such as TNF-alpha and Interferon-gamma. Treg cells are referred to in the scientific literature as the “peacekeepers” of the body. Their role is to keep the immune system from attacking the body itself. Recent studies of Treg cells indicate that they may play a broader role than simply preventing autoimmune conditions. The medical literature is now suggesting that the manipulations of these cells could offer new treatments for conditions ranging from diabetes to organ rejection.

In a preclinical collagen-induced arthritis model (CIA), TRIOLEX, when compared to placebo, significantly reduced the severity of disease and decreased disease over the course of the study. Moreover, histological analysis of joint tissue conducted at the end of the study indicated a marked reduction of tissue damage in the TRIOLEX-treated animals compared to placebo.

TRIOLEX has also shown a statistically significant reduction in disease in a rodent model of established arthritis. Mice were immunized to induce disease, and one week after disease onset were treated orally with TRIOLEX or placebo. While the severity of arthritis worsened steadily in the placebo-treated group, it nearly resolved or remained at a minimum in the TRIOLEX-treated group (p < 0.001). Treatment resulted in a difference in arthritis severity that was on average 45% lower in the TRIOLEX-treated group than in the placebo-

treated group. The study was conducted in the DBA mouse model of collagen-induced arthritis, a model widely used in the pharmaceutical industry and academia to test new agents as potential treatments for rheumatoid arthritis.

In addition, in an animal model of collagen antibody induced arthritis (CAIA), TRIOLEX significantly reduced disease in a dose dependent fashion, with the highest dose completely eliminating disease. In the CAIA model, disease is induced by injecting animals with arthrogenic antibodies, a method that largely bypasses the animal’s own cellular immune system. Severe joint inflammation occurs within hours after the injection of antibodies. TRIOLEX was highly effective in this model whether treatment began 1 day or 5 days after injection with antibodies. Benefit at the peak of disease was associated with a significant reduction of interleukin-6 (IL-6) and matrix metalloproteinase-3 (MMP-3) messenger RNA from the joints of TRIOLEX-treated animals when compared to placebo-treated controls. IL-6 and MMP-3 are thought to be among the most important drivers of disease and tissue destruction in human rheumatoid arthritis.

Ulcerative Colitis

In February 2008, we commenced a Phase I/II clinical trial with TRIOLEX in ulcerative colitis. This Phase I/II dose ranging study will evaluate the safety, tolerance, pharmacokinetics and activity of TRIOLEX when administered orally for 28 days to patients with active, mild-to-moderate ulcerative colitis. We believe that certain aspects of the pathology driving ulcerative colitis are similar to those driving rheumatoid arthritis. Therefore, data obtained in this ulcerative colitis study could potentially help support the design of our proposed clinical studies in rheumatoid arthritis.

In a preclinical model widely used by the pharmaceutical industry and academia to test agents as potential treatments for ulcerative colitis, TRIOLEX showed significant (p <0.05) benefit. In that model, TRIOLEX-treated animals had significantly reduced disease, as judged by reduced colon weight and reduced area of necrosis, compared to the placebo-treated animals. TRIOLEX performed as well or better than Sulfazalazine, the standard of care used as a positive control in this model.

Pulmonary Diseases

Inflammation and infection in the lungs are common to many serious diseases, such as asthma, chronic obstructive pulmonary disease, and cystic fibrosis. Cystic fibrosis is a fatal genetic disease associated with chronic pulmonary infections and intense airway inflammation. The anti-inflammatory and immune regulating activity of some of our compounds has already shown benefit in several preclinical models of pulmonary infection and inflammation including the cystic fibrosis transmembrane conductance regulator (CFTR) mouse model of cystic fibrosis and the lipopolysaccharide (LPS) induced lung injury model. We are collaborating with Cystic Fibrosis Foundation Therapeutics (CFFT), the non-profit drug discovery and development arm of the Cystic Fibrosis Foundation, to develop a new anti-inflammatory agent for use in cystic fibrosis. In late 2007, CFFT selected TRIOLEX as a drug candidate for lung inflammation associated with cystic fibrosis under our existing collaboration agreement. As a result, we received additional milestone payments totaling $645,000 from CFFT. If we are able to successfully develop a compound for cystic fibrosis, there may also be opportunities to pursue other pulmonary indications for this type of drug.

Other Autoimmune Diseases

Given the anti-inflammatory and immune regulating effects seen with compounds from our technology platform in preclinical and early clinical trials, we are also interested in exploring the potential for new compounds from our technology platform in a variety of autoimmune indications.

These small molecule compounds are structurally similar to widely used corticosteroids, but unlike corticosteroids, they do not appear to date to cause immune suppression or bone loss—two common side effects of corticosteroids. Statistically significant anti-inflammatory effects have been demonstrated with compounds from our technology platform in vivo models of pleurisy, a model of lung inflammation, experimental autoimmune encephalomyelitis (EAE), a model of multiple sclerosis, and lipopolysaccharide challenge, a lethal model of endotoxic shock.

In addition to these anti-inflammatory properties, compounds from our technology platform have been shown to improve immune function (rather than suppress it as would be expected with corticosteroids) in a popliteal lymph node assay and were also shown to counteract corticosteroid-induced changes responsible for bone loss in in vitro studies. We are continuing to profile new compounds in a number of preclinical models of autoimmunity and, if these results are successful, may enter one or more of these compounds into development for additional autoimmune indications.

APOPTONE (HE3235)

Prostate Cancer

APOPTONE is a second-generation compound we have selected for clinical development in the area of hormone-driven cancers. In early 2008, we filed an IND for APOPTONE for clinical studies in hormone-sensitive cancers. Assuming clearance by the FDA, we plan to commence a Phase I/II clinical study in late-stage prostate cancer patients.

In our research effort for this program, we screened compounds from our library that inhibited adrenal androgen stimulated proliferation of human LnCaP prostate cancer cells in vitro. This system, designed to mimic late-stage prostate cancer in humans, was used to identify lead compounds that would then be tested in a well-accepted murine model for androgen independent prostate cancer that utilizes human tumor cell lines.

In preclinical models of prostate and breast cancer, treatment with APOPTONE significantly inhibited the incidence, growth and progression of tumors. In a commonly used preclinical model for androgen independent prostate cancer, treatment with APOPTONE reduced tumor incidence in a dose dependent fashion and, in the high-dose group, completely prevented tumor growth, compared to 92% tumor incidence in vehicle-treated animals. In a separate preclinical model, mice with rapidly growing prostate tumors were randomized to receive treatment with either APOPTONE or placebo, and tumors were then tracked for three weeks. At the end of the study, tumor volume in the animals receiving placebo was on average over seven times larger (370 mm3) than their initial size. In contrast, tumor growth in the APOPTONE group was arrested at approximately 57 mm3 (p<0.001), with two out of the nine treated animals becoming completely tumor free.

We believe the mechanism of APOPTONE in inhibiting prostate tumor growth in preclinical studies appears to be due to the tumor cells undergoing programmed cell death, or apoptosis. Analysis of gene expression from tumors in the preclinical studies indicate APOPTONE appears to act as a apoptotic agent, down regulating genes that protect tumor cells from apoptosis such as Bcl-2 while increasing the expression of pro-apoptotic genes such as caspases. APOPTONE appears to have good oral bioavailability in non-human primates. Preclinical findings also show that APOPTONE may increase the susceptibility of tumor cells to chemotherapeutic agents by down-regulating ABCG2, previously known as the Breast Cancer Resistance Protein (BCRP).

In addition to prostate cancer, we are exploring the potential of APOPTONE in other cancers. For example, data from preclinical breast cancer studies demonstrate that treatment with APOPTONE resulted in a reduced tumor burden for existing tumors that were present before treatment commenced compared to placebo treated animals (p<0.001). In addition, after the treatment period began, all placebo controls developed one or more additional tumors, while not a single new tumor arose in the animals treated with APOPTONE. This preventive action of HE3235 on the occurrence of new tumors reached statistical significance (p<0.01). During the five weeks of observation after dosing stopped, existing tumors in the APOPTONE-treated animals from this preclinical model had still not progressed and no new tumors were reported, in contrast to the vehicle-treated animals in which tumors continued to proliferate.

Competition

Given the large market opportunities for products that treat the indications for which we are developing our compounds, most major pharmaceutical companies and many biotechnology companies have programs directed toward finding drugs to treat indications we are exploring and the competition in these markets is intense. In metabolism and type 2 diabetes, there are a number of drugs such as Actos® from Takeda Pharmaceuticals and Avandia® from GlaxoSmithKline already approved for improving insulin sensitivity, and additional drugs are in development. While Actos® and Avandia® currently account for a significant share of the market for type 2 diabetes drugs, they are known to cause the unwanted side effects of weight gain and edema. In addition, both were recently given black box warnings by the FDA for heart failure related to drug treatment.

In the area of immune modulators for correcting immune dysregulation, a number of companies are targeting inhibition or enhancement of a single cytokine or other mediator. For example, Amgen’s Enbrel® targets TNF-alpha, as does Johnson & Johnson’s Remicade®. Other immune-modulating drugs such as Celebrex from Pfizer target COX-2. While these targeted approaches have shown clinical benefit and have generated significant sales volumes, redundant mechanisms in the immune system can limit their effectiveness. In addition, side effects and cost issues may limit their global utility. In contrast, we believe our compounds may affect multiple cytokines and inflammatory mediators in a physiologic way that may make them more attractive drug candidates than currently available therapies, assuming they are successfully developed and commercialized.

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

Manufacturing

We do not have, and do not intend to establish, manufacturing facilities to produce our drug candidates or any future products. We plan to control our capital expenditures by using contract manufacturers to make our products. We believe that there are a sufficient number of high-quality FDA-approved contract manufacturers available, and we have had discussions and in some cases established relationships to fulfill our near-term production needs for both clinical and commercial use.

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

Patents

We currently own or have obtained a number of licenses to U.S. and foreign patents and patent applications. We consider the protection of our technology, whether owned or licensed, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position. In the U.S. and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product.

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

In most cases, patent applications in the U.S. are maintained in secrecy until 18 months after the earliest filing or priority date. Publication of discoveries in the scientific or patent literature, if made, tends to lag behind actual discoveries by at least several months. U.S. patent applicants can elect to prevent publication until the application issues by agreeing not to file the application outside the U.S. This option is rarely used for pharmaceutical patent applications. Consequently, we cannot be certain that a licensor of its intellectual property was the first to invent certain technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of biotechnology and pharmaceutical companies, including our own, are generally uncertain, partly because they involve complex legal and factual questions.

In addition to the considerations discussed above, companies that obtain patents claiming products, uses or processes that are necessary for, or useful to, the development of our drug candidates or future products could bring legal actions against us claiming infringement. Patent litigation is typically costly and time consuming, and if such an action were brought against us, it could result in significant cost and diversion of our attention. We may be required to obtain licenses to other patents or proprietary rights, and we cannot guarantee that licenses would be made available on terms acceptable to us. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to develop or license technology designed around such patents, or we could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

Technology Agreements

In December 1999, we entered into a license agreement with Dr. Roger M. Loria, a Professor of Microbiology and Immunology at Virginia Commonwealth University. Under this agreement Dr. Loria exclusively licensed to us all rights in and to his patents and patent applications for certain uses of androstenediol and androstenetriol. This agreement was amended on April 9, 2002 and on December 12, 2006. We terminated our license agreement with Dr. Loria effective November 19, 2007.

In January 2000, we entered into an agreement with Patrick T. Prendergast, Colthurst Ltd. and Edenland, Inc., which assigned to us ownership of all patents, patent applications and current or future improvements relating to IMMUNITINTM (HE2000) one of our first generation drug candidates not currently in development.

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. (currently known as Inflabloc Pharmaceuticals, Inc.). Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement. We will also make additional milestone and royalty payments to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. No such milestones have been met to date. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes served as a scientific consultant for us from 1999 to mid-2003.

In February 2004, we acquired Congressional Pharmaceutical Company, or CPC, and replaced CPC as the exclusive licensee to certain intellectual property rights held by the University of Chicago. These intellectual property rights consist of a series of patents and patent applications that relate to discoveries made by David J. Grdina, Ph.D., Professor of Radiation and Cellular Oncology at the University of Chicago. The patented technology covers a series of compounds that have the potential to protect against DNA mutations that can occur as a result of radiation injury or chemotherapy. In the acquisition we issued approximately 50,000 shares of our common stock to the former stockholders of CPC. In addition, if we achieve certain development milestones, we will be required to issue additional shares of our common stock to the former stockholders of CPC. In the event all of the milestones are achieved, the total number of additional shares that we would be required to issue to the former stockholders of CPC is 275,000, more than half of which would be issued only upon FDA approval of CPC’s product. Furthermore, upon regulatory approval and commercialization of products covered by the licensed intellectual property, we may be required to pay royalties to the former stockholders of CPC and the University of Chicago. Following the acquisition, Dr. Grdina agreed to an exclusive consulting arrangement with us in the fields of hematopoiesis and radiation and chemotherapy exposure.

In October 2000, we acquired a 21% equity stake in Aeson Therapeutics Inc. (“Aeson”) and an exclusive worldwide sublicense to three issued patents in the area of adrenal steroids in exchange for $2.0 million in cash and 208,672 shares of our common stock valued at $2 million. As part of the transaction, Aeson and its stockholders granted us an exclusive option to acquire the remainder of Aeson at a predetermined price. In March 2002, we amended certain aspects of our agreements with Aeson. Under the amendments, we paid Aeson $1.2 million, which extended the initial date by which we could exercise our option to acquire the remainder of Aeson to September 30, 2002. We also received additional equity securities of Aeson as a result of this payment. We elected not to exercise the option to acquire the remainder of Aeson by September 30, 2002. On June 7, 2006, we acquired substantially all of the assets of Aeson. As consideration for Aeson’s assets, we agreed (i) to issue a total of 35,000 shares of our common stock to Aeson at the closing of the acquisition and (ii) to issue to Aeson’s stockholders up to a total of 165,000 additional shares of our common stock if certain development milestones are achieved. We have not achieved any of the development milestones to date.

Employees

As of March 10, 2008, we had 56 full-time, non-union employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

Our executive officers and senior management and their ages as of arch 10, 2008 are as follows:

Name	Age	Position
Richard B. Hollis	55	Chairman of the Board, President and Chief Executive Officer
James M. Frincke, Ph.D.	57	Chief Operating Officer
Robert L. Marsella	55	Sr. Vice President, Business Development and Marketing
Christopher L. Reading, Ph.D.	60	Chief Scientific Officer
Dwight R. Stickney, M.D.	65	Chief Medical Officer
Robert W. Weber	57	Interim Chief Financial Office, Chief Accounting Officer and Vice President, Operations

Richard B. Hollis founded Hollis-Eden in August 1994. Mr. Hollis currently serves as our Chairman, President and Chief Executive Officer. Mr. Hollis has served as a member of our board of directors since our inception. Mr. Hollis has over 25 years experience in the health care industry, has a proven track record of launching and marketing important new medical products, and a distinguished career of managing the growth and operations of companies in a variety of senior management positions. Prior to founding Hollis-Eden, Mr. Hollis served as Chief Operating Officer of Bioject Medical from 1991 to 1994 and as Vice President Marketing and Sales/General Manager for Instromedix from 1989 to 1991. From 1986 to 1989, Mr. Hollis served as a general manager of the Western business unit of Genentech, Inc., a manufacturer of biopharmaceuticals. Prior to joining Genentech, Mr. Hollis served as a divisional manager of Imed Corporation, Inc., a manufacturer of drug delivery systems. Mr. Hollis began his career in the health care industry with Baxter Travenol. Mr. Hollis received his B.A. in Psychology from San Francisco State University.

James M. Frincke, Ph.D. joined Hollis-Eden as Vice President, Research and Development in November 1997, was promoted to Executive Vice President in March 1999, to Chief Scientific Officer in December 2001 and to Chief Operating Officer in February 2008. Dr. Frincke joined Hollis-Eden from Prolinx, Inc., where he served as Vice President, Therapeutics Research and Development from 1995 to 1997. During his 24 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases and organ transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix Inc. (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters for lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry from the University of California, Davis. Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

Robert L. Marsella became Vice President of Business Development and Marketing of Hollis-Eden in September 1997, and was promoted to Senior Vice President of Business Development and Marketing in December 2004. Mr. Marsella has more than 26 years of medical sales, marketing, and distribution experience. Prior to joining Hollis-Eden, Mr. Marsella acted as a distributor of various cardiac related hospital products for a number of years. In addition, he has also served as Regional Manager for Genentech and launched ActivaseTM, t-pa (a biopharmaceutical drug) in the Western United States. Prior to joining Genentech, Mr. Marsella marketed intravenous infusion pumps for Imed Corporation a division of Warner Lambert for a number of years. Mr. Marsella began his career as a field sales representative and soon after was promoted to regional sales manager for U.S. Surgical Corporation, Auto Suture division. Mr. Marsella received his B.A. degree from San Diego State University.

Christopher L. Reading, Ph.D. became Vice President of Scientific Development in January 1999, was promoted to Executive Vice President, Scientific Development in March 2002 and to Chief Scientific Officer in February 2008. Prior to joining Hollis-Eden, Dr. Reading was Vice President of Product and Process

Development at Novartis Inc.-owned SyStemix Inc. During this time, he successfully filed three investigational new drug applications (INDs) in the areas of stem cell therapy technology and stem cell gene therapy for HIV/AIDS. Prior to joining SyStemix, Dr. Reading served on the faculty of the M.D. Anderson Cancer Center in Houston for nearly 13 years. His positions there included Associate and Assistant Professor of Medicine in the Departments of Hematology and Tumor Biology. During his career, Dr. Reading has given more than 25 national and international scientific presentations, published more than 50 peer-reviewed journal articles and 15 invited journal articles as well as written nearly 20 book chapters, and received numerous grants and contracts which supported his research activities. Dr. Reading has served on the National Science Foundation Advisory Committee for Small Business Innovative Research Grants (SBIR) as well as on the editorial boards of Journal of Biological Response Modifiers and Molecular Biotherapy. He holds a number of patents for his work with monoclonal antibodies and devices. Dr. Reading received his Ph.D. in Biochemistry at the University of California at Berkeley and completed postdoctoral study in tumor biology at The University of California at Irvine. He earned his B.A. in biology at the University of California at San Diego.

Dwight R. Stickney, M.D. joined Hollis-Eden as Medical Director, Oncology in May 2000, was appointed Vice President, Medical Affairs in March 2003 and was promoted to Chief Medical Officer in February 2008. Dr. Stickney joined Hollis-Eden from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California, where he served as an oncologist since 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health’s Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served as Director of the International Order of Forresters Cancer Research Laboratory and on the Board of Directors of the California Division of the American Cancer Society. Earlier in his career, Dr. Stickney held positions with Burroughs Wellcome and the Centers for Disease Control, and academic teaching appointments at The University of California at Los Angeles and The University of California at Riverside. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney holds a Bachelor of Science in Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomat of the American Board of Internal Medicine and Hematology and a Diplomat of the American Board of Radiology, Therapeutic Radiology.

Robert W. Weber joined Hollis-Eden in March 1996 and currently serves as the Interim Chief Financial Officer and Chief Accounting Officer and was promoted to the additional title of Vice President—Operations in February 2008. Mr. Weber has thirty years of experience in financial management. Mr. Weber has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. He previously served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor (now PMC Sierra), from 1994 to 1996, and Vice President Finance and Chief Financial Officer for Amercom, a personal computer telecommunications software publishing company, from 1993 to 1994. From February 1988 to August 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, a company that develops and markets medical devices and software. Mr. Weber brings a broad and expert knowledge of many aspects of financial management. In various capacities, he has been responsible for all aspects of finance and accounting including cost accounting, cash management, SEC filings, investor relations, private and venture financing, corporate legal matters, acquisitions/divestitures as well as information services and computer automation. Mr. Weber received a B.S. from GMI Institute of Technology (now Kettering University) and a MBA from the Stanford Graduate School of Business.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $214.6 million as of December 31, 2007. Our net losses for fiscal years 2007, 2006 and 2005 were approximately $23.1 million, $30.2 million and $29.4 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of December 31, 2007, our cash and cash equivalents totaled approximately $43.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

We own or have obtained a license to numerous U.S. and foreign patents and patent applications. Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to our ability to commercialize our drug candidates, if approved and our ability to operate our business without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our drug candidates, if approved, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by or licensed to us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own or have licensed may not result in the issuance of any patents. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against similar competitive products or technologies that do not infringe our patents or otherwise cover commercially valuable products or processes.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with TRIOLEX (HE3286) in the United States under an IND for the treatment of metabolic diseases;

•	Phase I/II clinical trial with TRIOLEX (HE3286) in the United States under an IND for the treatment of metabolic diseases

•	Phase I/II clinical trial with TRIOLEX (HE3286) in the United States under an IND for ulcerative colitis

•	Open IND to begin clinical trials with TRIOLEX (HE3286) for the treatment of rheumatoid arthritis; and

•	Pending IND for APOPTONE to initiate Phase I/II clinical trials for the treatment of hormone-sensitive cancers including prostate cancer.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $1.42 to $10.25 between September 30, 2005 and March 10, 2008.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 7.9% of our outstanding common stock as of December 31, 2007. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of December 31, 2007, Mr. Hollis would beneficially own approximately 12.4% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol HEPH.

The following table sets forth the quarterly high and low sales prices for our common stock from January 1, 2006 through March 10, 2008.

2006
First Quarter	$7.93	$4.44
Second Quarter	6.16	4.52
Third Quarter	7.25	4.09
Fourth Quarter	7.49	5.16
2007
First Quarter	$6.24	$2.46
Second Quarter	3.10	1.90
Third Quarter	2.64	1.42
Fourth Quarter	2.87	1.48
2008
January 1 – March 10	$2.09	$1.50

Performance Measurement Comparison(1)

The following graph compares changes through December 31, 2007, in the cumulative total return on our common stock, a broad market index, namely the NASDAQ Composite Index (the “NASDAQ Index”), and an industry index, namely the NASDAQ Biotechnology Index (the “Industry Index”). The Industry Index comprises all companies listed on the NASDAQ Stock Market under SIC 283. All values assume reinvestment of the full amount of all dividends as of December 31 of each year.

(1)	”The material in this section is not “soliciting material” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 or 1934 Act.”

On March 10, 2008, the closing price of our common stock as reported by the Nasdaq Global Market was $1.74 share. There were approximately 11,000 shareholders of record and beneficial stockholders of our common stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

There were no unregistered sales of equity securities in the fourth quarter 2007.

We made no repurchases of our securities during the year ended December 31, 2007.

Item 6.	Selected Financial Data

The following data summarizes certain selected financial data for each of the five years ended December 31, 2007 through 2003 and the period from inception (August 15, 1994) to December 31, 2007. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (in thousands, except per share amounts).

	2007	2006	2005	2004	2003		Period from Inception (Aug. 15, 1994) to December 31, 2007
Statement of Operations Data:
Contract revenues	$645	$444	$56	$63	$—		$1,208
Research and development	18,319 (3)	23,764 (3)	18,342	18,488	10,306		144,629
General and administrative	8,150 (3)	9,644 (3)	9,777	7,216	7,785	(1)	76,240
Settlement of Dispute	—	—	3,000	—	—		3,000

Total operating expenses	26,469	33,408	31,119	25,704	18,091		223,869
Interest income (expense)	2,781	2,741	1,622	917	49		15,789
Other income (expense)	(78)	(8)	—	(33)	(7,629	)(2)	(7,769)

Net loss	$(23,121)	$(30,231)	$(29,441)	$(24,757)	$(25,671)		$(214,641)

Net loss per share, basic and diluted	$(0.80)	$(1.20)	$(1.46)	$(1.28)	$(1.67)
Weighted average number of common Shares outstanding, basic and diluted	28,955	25,131	20,125	19,267	15,381

Balance Sheet Data:
Cash and equivalents	$43,215	$67,135	$45,130	$61,991	$84,852
Total assets	45,123	68,512	46,582	63,242	85,381

Total current liabilities	3,018	6,734	7,708	5,008	3,329
Stockholders’ equity	$42,105	$61,778	$38,874	$58,234	$82,052

(1)	2003 General and administrative expenses include $2.3 million for non-cash charges related to options and warrants issued and term changes.

(2)	2003 Other expense includes $7.6 million for non-cash amortization of deemed discount and deferred issuance costs on convertible debentures that was subsequently converted to common stock.

(3)	2006 and 2007 Research and development and general and administrative expenses include the expense for stock-based compensation under SFAS 123R. Stock-based compensation expense was not included in financial results for previous years. ( See—“Accounting for Stock-Based Compensation” in the Notes to Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” elsewhere in this Annual Report on form 10-K. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report.

General

We are a development-stage pharmaceutical company engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune or metabolic response due to disease or the process of aging. Our initial technology development efforts are primarily focused on a series of adrenal steroid hormones and hormone analogs that are derived from our Hormonal Signaling Technology Platform. We believe these compounds are key components of the body’s natural regulatory system that potentially can be useful in treating a wide variety of medical conditions.

We have been unprofitable since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $214.6 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (IAC), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through December 31, 2007, we have incurred approximately $144.6 million in research and development expenses, $76.2 million in general and administrative expenses, and $3.0 million in a settlement of dispute. From inception through December 31, 2007 we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)). We have earned $8.0 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and a $0.1 million loss on disposal of assets . These expenses have been offset by $16.1 million in interest income. The combination of these resulted in a net loss of $214.6 million for the period from inception until December 31, 2007.

Research and development and general and administrative expenses include the expense for stock-based compensation for the years ended December 31, 2007 and 2006, while stock-based compensation expense was not included in our financial results for 2005 (See—“Accounting for Stock-Based Compensation” in the Notes to Financial Statements).

Research and development expenses were $18.3 million, $23.8 million and $18.3 million in 2007, 2006 and 2005, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased $5.4 million in 2007 compared to 2006. The decrease in research and development expenses was due mainly to the discontinuation of our NEUMUNE (HE2100) research and development program. The increase of $5.5 million in research and development expenses in 2006 compared to 2005 was due primarily to the growth in our laboratory operations, stock-based compensation, as well as preclinical and clinical activities and personnel associated with advancing our drug candidates through development.

General and administrative expenses were $8.1 million, $9.6 million and $9.8 million in 2007, 2006 and 2005, respectively. General and administrative expenses relate to salaries and benefits, facilities, patent fees, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased $1.5 million in 2007 compared to 2006. General and administrative expenses decreased due mainly to a decrease in executive head count and in legal costs and consulting fees. General and administrative expenses decreased $0.1 million in 2006 compared to 2005 primarily as a result of reduced legal expenses offset by the impact of stock-based compensation expense related to the adoption of SFAS No. 123R in 2006. Legal fees were $0.3 million and $2.9 million in 2006 and 2005, respectively while stock-based compensation expense was $2.3 million and $0 in 2006 and 2005, respectively. Also, an additional operating expense of $3.0 million was incurred in 2005 due to settlement of a dispute.

Other income and expenses were $2.7 million, $2.7 million and $1.6 million in 2007, 2006 and 2005, respectively. During 2007 and 2006, we earned interest income totaling $2.8 million and $2.7 million, respectively. The interest income increase in 2007 compared to 2006 was due to higher interest rates.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$2,342	$1,173	$1,167	$2	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements (See Note 6 to the Financial Statements).

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under our collaboration with Cystic Fibrosis Foundation Therapeutics, Inc. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of December 31, 2007, our cash and cash equivalents totaled approximately $43.2 million.

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

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, and lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2007, 2006 or 2005.

In December 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position ) No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP EITF 00-19-2 amends FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have adopted EITF 00-19-2 as of December 31, 2006 and it did not have a material impact on our financial statements.

As of January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123-R, Share-Based Payment . Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006, which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company has adopted the FASB’s Interpretation No. 48, and it has had no material impact on its financial statements.

Impact of Recently Issued Accounting Pronouncements

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. The pronouncement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Liabilities. SFAS No. 157 and 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis. In addition, FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company is currently analyzing the effects of the new standards, and its potential impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007 with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not yet determined the impact, it any, of adopting SFAS 159 on its consolidated financial statements.

Off-Balance Sheet Arrangements

Hollis Eden Pharmaceuticals, Inc. currently does not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2007, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities, with the exception of a small amount held in a restricted CD. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.	Financial Statements and Supplementary Data

Page
Balance Sheets as of December 31, 2007 and 2006	36

Statements of Operations for the Fiscal Years Ended December 31, 2007, December 31, 2006, December 31, 2005 and the Period From Inception (August 15, 1994) to December 31, 2007	37

Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007	38

Statements of Cash Flow for the Fiscal Years Ended December 31, 2007, December 31, 2006, December 31, 2005 and the Period from Inception (August 15, 1994) to December 31, 2007	42

Notes to Financial Statements	43

Report of Independent Registered Public Accounting Firm	71

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2007	2006
	( In thousands, except par value )
ASSETS:
Current assets:
Cash and cash equivalents	$43,215	$67,135
Prepaid expenses	269	188
Deposits	7	39
Other receivable	645	—
Receivable from related party	—	4

Total current assets	44,136	67,366
Property and equipment, net of accumulated depreciation of $1,213 and $990	892	1,051
Deposits	61	61
Restricted cash	34	34

Total assets	$45,123	$68,512

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$455	$625
Accrued expenses	2,563	$6,109

Total current liabilities	3,018	6,734

Commitments and contingencies (Notes 6, 11, 12)
Stockholders’ equity: (Notes 3, 7, 8, 9, 10)
Preferred stock, $.01, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,064 and 28,971 shares issued and 29,005 and 28,913 outstanding respectively	291	290
Paid-in capital	256,801	253,354
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(214,641)	(191,520)

Total stockholders’ equity	42,105	61,778

Total liabilities and stockholders’ equity	$45,123	$68,512

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31,			Period from Inception (Aug.15, 1994) to December 31, 2007
	2007	2006	2005
	( In thousands, except per share amounts)
Revenue:
Contract R&D revenue	$645	$444	$56	$1,208

Total revenue	645	444	56	1,208

Operating expenses:
Research and development
R & D operating expenses	17,074	22,177	18,342	136,130
R & D costs related to common stock and stock option grants for collaborations and technology purchases	1,245	1,587	—	8,499

Total research and development	18,319	23,764	18,342	144,629
General and administrative
G & A operating expenses	6,160	7,365	9,746	59,599
G & A costs related to options / warrants granted	1,990	2,279	31	16,641

Total general and administrative	8,150	9,644	9,777	76,240

Settlement of dispute	—	—	3,000	3,000

Total operating expenses	26,469	33,408	31,119	223,869
Other income (expense):
Loss on disposition of assets	(78)	(8)	—	(142)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	(7,627)
Interest income	2,781	2,741	1,622	16,177
Interest expense	—	—	—	(388)

Total other income, net	2,703	2,733	1,622	8,020

Net loss	$(23,121)	$(30,231)	$(29,441)	$(214,641)

Net loss per share, basic and diluted	$(0.80)	$(1.20)	$(1.46)
Weighted average number of common shares outstanding, basic and diluted	28,955	25,131	20,125

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands)
Contribution by stockholder	—	$—	—	$—	$103	—	—	$—	$103
Common stock issued for cash	—	—	2,853	—	25	—	—	—	25
Common stock issued as consideration for the license agreements (Note 6)	—	—	543	—	5	—	—	—	5
Net loss	—	—	—	—	—	—	—	(1,277)	(1,277)

Balance at December 31, 1994	—	—	3,396	—	133	—	—	(1,277)	(1,144)
Common stock issued for cash	—	—	679	—	250	—	—	—	250
Common stock issued as consideration for amendments to the license agreements (Note 6)	—	—	76	—	28	—	—	—	28
Net loss	—	—	—	—	—	—	—	(672)	(672)

Balance at December 31, 1995	—	—	4,151	—	411	—	—	(1,949)	(1,538)
Common stock issued in conversion of debt (Note 7)	—	—	165	—	371	—	—	—	371
Common stock issued for cash, net of expenses (Note 7)	—	—	580	—	1,234	—	—	—	1,234
Common stock issued as consideration for termination of a finance agreement	—	—	15	—	34	—	—	—	34
Warrants issued to consultants for services rendered	—	—	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	—	—	(692)	(692)

Balance at December 31, 1996	—	—	4,911	—	2,074	—	—	(2,641)	(567)
Recapitalization of Company upon the merger with Initial Acquisition Corp. (Note 3)	—	—	883	58	6,213	—	—	—	6,271
Warrants issued to a certain director upon the successful closure of the merger (Note 3)	—	—	—	—	570	—	—	—	570
Exercise of warrants, net of expenses	—	—	978	10	5,619	—	—	—	5,629
Amortization of deferred compensation	—	—	—	—	282	—	—	—	282
Exercise of stock options	—	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	(5,253)	(5,253)

Balance at December 31, 1997	—	—	6,772	68	14,759	—	—	(7,894)	6,933
Exercise of warrants	—	—	399	4	1,196	—	—	—	1,200
Exercise of stock options	—	—	53	1	155	—	—	—	156

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands)
Private Placement, net of expenses (Note 7)	4	—	1,329	13	19,877	—	—	—	19,890
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	408	—	—	—	408
Stock issued for license fee (Note 6)	—	—	33	—	500	—	—	—	500
Stock issued for services in lieu of cash	—	—	6	—	95	—	—	—	95
Options issued for services in lieu of cash (Note 9)	—	—	—	—	240	—	—	—	240
Amortization of deferred compensation	—	—	—	—	308	—	—	—	308
Net loss	—	—	—	—	—	—	—	(5,427)	(5,427)
Balance at December 31, 1998	4	—	8,592	86	37,538	—	—	(13,321)	24,303
Exercise of warrants	—	—	755	8	5,136	—	—	—	5,144
Exercise of stock options	—	—	10	—	75	—	—	—	75
Private Placement, net of expenses (Note 7)	—	—	1,368	14	24,759	—	—	—	24,773
Preferred Stock Conversion (Note 7,8)	(4)	—	346	3	(3)	—	—	—	—
Deferred compensation-Options forfeited (Note 9)	—	—	—	—	51	—	—	—	51
Amortization of non-employee options	—	—	—	—	559	—	—	—	559
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	2,140	—	—	—	2,140
Options accelerated vesting (Note 9)	—	—	—	—	4,900	—	—	—	4,900
Net loss	—	—	—	—	—	—	—	(15,320)	(15,320)

Balance at December 31, 1999	—	—	11,071	111	75,155	—	—	(28,641)	46,625
Exercise of warrants	—	—	133	2	758	—	—	—	760
Exercise of stock options	—	—	1	—	5	—	—	—	5
Common Stock issued for 401k/401m plan	—	—	6	—	63	—	—	—	63
Common Stock issued for In-Process R&D (Note 6)	—	—	209	2	1,998	—	—	—	2,000
Options granted for license fee	—	—	38	—	598	—	—	—	598
Amortization of non-employee options	—	—	—	—	79	—	—	—	79
Common Stock issued for purchase of technology	—	—	132	1	1,847	—	—	—	1,848
Net loss	—	—	—	—	—	—	—	(19,515)	(19,515)

Balance at December 31, 2000	—	—	11,590	116	80,503	—	—	(48,156)	32,463
Exercise of stock options	—	—	10	—	22	—	—	—	22
Common Stock issued for 401k/401m plan	—	—	16	—	96	—	—	—	96
Private Placement, net of expenses (Note 7)	—	—	1,280	13	10,644	—	—	—	10,657
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	80	—	—	—	80
Amortization of non-employee options	—	—	—	—	96	—	—	—	96
Warrants issued for services	—	—	—	—	208	—	—	—	208
Net loss	—	—	—	—	—	—	—	(15,762)	(15,762)

Balance at December 31, 2001	—	—	12,896	129	91,649	—	—	(63,918)	27,860

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands)
						—	—
Exercise of stock options	—	—	—	—	2	—	—	—	2
Common Stock issued for 401k/401m plan	—	—	26	—	137	—	—	—	137
Common Stock issued for sublicense agreement (Note 6)	—	—	50	1	204	—	—	—	205
Common Stock issued to consultants	—	—	—	—	17	—	—	—	17
Amortization of non-employee options	—	—	—	—	66	—	—	—	66
Warrants issued for services	—	—	—	—	247	—	—	—	247
Net loss	—	—	—	—	—	—	—	(17,502)	(17,502)

Balance at December 31, 2002	—	—	12,972	130	92,322	—	—	(81,420)	11,032
Common Stock issued for 401k/401m plan	—	—	32	—	223	—	—	—	223
Exercise of warrants	—	—	467	5	3,323	—	—	—	3,328
Exercise of stock options	—	—	85	1	955	—	—	—	956
Stock options issued	—	—	—	—	561	—	—	—	561
Private Placement, net of expenses	—	—	1,283	13	14,290	—	—	—	14,303
Common Stock issued for sublicense agreement (Note 6)	—	—	119	1	644	—	—	—	645
Common Stock issued for milestone payment	—	—	50	1	281	—	—	—	282
Debt Conversion	—	—	1,755	17	9,983	—	—	—	10,000
Common Stock issued in lieu of cash / interest	—	—	9	—	142	—	—	—	142
Public Offering, net of expenses	—	—	2,500	25	58,576	—	—	—	58,601
Deemed discount on convertible debentures	—	—	—	—	6,470	—	—	—	6,470
Warrants issued for services	—	—	—	—	1,398	—	—	—	1,398
Amortization of non-employee options	—	—	—	—	128	—	—	—	128
Purchase of treasury stock	—	—	—	—	—	(59)	(346)	—	(346)
Net loss	—	—	—	—	—	—	—	(25,671)	(25,671)

Balance at December 31, 2003	—	—	19,272	193	189,296	(59)	(346)	(107,091)	82,052
Common Stock issued for 401k	—	—	17	—	147	—	—	—	147
Exercise of warrants	—	—	6	—	11	—	—	—	11
Exercise of stock options	—	—	4	—	16	—	—	—	16
Common Stock issued for In-Process R&D (Note 6)	—	—	48	—	629	—	—	—	629
Amortization of non-employee options	—	—	—	—	136	—	—	—	136
Net loss	—	—	—	—	—	—	—	(24,757)	(24,757)

Balance at December 31, 2004	—	—	19,347	193	190,235	(59)	(346)	(131,848)	58,234
Common Stock issued for 401k	—	—	25	—	151	—	—	—	151
Exercise of warrants	—	—	42	1	260	—	—	—	261
Exercise of stock options	—	—	35	1	123	—	—	—	124
Public Offering, net of expenses (Note 7)	—	—	1,333	13	9,502	—	—	—	9,515

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands)
						—	—
Amortization of non-employee options	—	—	—	—	30	—	—	—	30
Net loss	—	—	—	—	—	—	—	(29,441)	(29,441)

Balance at December 31, 2005	—	—	20,782	208	200,301	(59)	(346)	(161,289)	38,874
Common Stock issued for 401k	—	—	45	1	224	—	—	—	225
Exercise of warrants	—	—	10	—	1	—	—	—	1
Warrants issued to consultants	—	—	—	—	226	—	—	—	226
Exercise of stock options	—	—	34	—	86	—	—	—	86
Private Placements, net of expenses	—	—	8,000	80	48,697	—	—	—	48,777
Amortization of FAS 123R employee options	—	—	—	—	3,534	—	—	—	3,534
Amortization of non-employee warrants	—	—	—	—	13	—	—	—	13
Restricted stock grant, net of forfeitures	—	—	65	1	401	—	—	—	402
Common Stock issued for In-Process R&D	—	—	35	—	180	—	—	—	180
Deferred Compensation	—	—	—	—	(309)	—	—	—	(309)
Net loss	—	—	—	—	—	—	—	(30,231)	(30,231)

Balance at December 31, 2006	—	—	28,971	290	253,354	(59)	(346)	(191,520)	61,778
Common Stock issued for 401k	—	—	96	1	192	—	—	—	193
Exercise of stock options	—	—	9	—	20	—	—	—	20
Amortization of FAS 123R employee options	—	—	—	—	3,128	—	—	—	3,128
Restricted Stock Forfeitures	—	—	(12)	—	(33)	—	—	—	(33)
Amortization of non-employee warrants	—	—	—	—	17	—	—	—	17
Deferred Compensation	—	—	—	—	123	—	—	—	123
Net loss	—	—	—	—	—	—	—	(23,121)	(23,121)

Balance at December 31, 2007	—	—	29,064	$291	$256,801	(59)	$(346)	$(214,641)	$42,105

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

	2007	2006	2005	Period from Inception (Aug. 15, 1994) to December 31, 2007
	( In thousands)
Cash flows from operating activities:
Net loss	$(23,121)	$(30,231)	$(29,441)	$(214,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309	294	303	1,699
Disposal of assets	85	8	—	156
Compensation expense related to equity awards	3,128	3,534	—	6,662
Compensation expense related to restricted stock	90	93	—	183
Amortization of deemed discount on convertible debentures	—	—	—	6,470
Amortization of deferred issuance cost	—	—	—	1,157
Common stock issued for 401k/401m plan	192	225	151	1,235
Common stock issued as consideration for amendments to the license agreements	—	—	—	33
Common stock issued as consideration for termination of a finance agreement	—	—	—	34
Common stock and options issued as consideration for license fees, milestone payment, interest and services	—	—	30	2,859
Expense related to warrants issued as consideration to consultants	17	239	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	—	570
Expense related to stock options issued	—	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	—	1,848
Common stock issued as consideration for In-Process R&D	—	180	—	2,809
Deferred compensation expense related to options issued	—	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(81)	16	(28)	(269)
Deposits	32	14	(8)	(68)
Other receivable	(645)	8	1	(645)
Other Receivable from related party	4	7	(11)	—
Accounts payable	(170)	341	(161)	1,146
Accrued expenses	(3,546)	(1,315)	2,861	2,516

Net cash used in operating activities	(23,706)	(26,587)	(26,303)	(174,949)
Cash flows provided by investing activities:
Purchase of property and equipment	(234)	(237)	(458)	(2,746)

Net cash provided by (used in) investing activities	(234)	(237)	(458)	(2,746)
Cash flows from financing activities:
Restricted Cash	—	(34)	—	(34)
Contributions from stockholder	—	—	—	104
Net proceeds from sale of preferred stock	—	—	—	4,000
Net proceeds from sale of common stock	—	48,777	9,515	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	—	9,214
Purchase of treasury stock	—	—	—	(346)
Proceeds from issuance of debt	—	—	—	371
Net proceeds from recapitalization	—	—	—	6,271
Net proceeds from warrants/options exercised	20	86	385	17,796

Net cash provided by financing activities	20	48,829	9,900	220,910
Net increase (decrease) in cash and equivalents	(23,920)	22,005	(16,861)	43,215

Cash and equivalents at beginning of period	67,135	45,130	61,991	—

Cash and equivalents at end of period	$43,215	$67,135	$45,130	$43,215

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—	$388
Conversion of debt to equity	—	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	—	733
Warrants issued in connection with convertible debentures	—	—	—	371

The accompanying notes are an integral part of these financial statements.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements

1.	The Company

Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”), a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune response. From inception (August 15, 1994) through March 1997, the Company’s efforts were directed toward organizing, licensing technology and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into multiple clinical studies. The Company’s technology development efforts are focused on a series of potent hormones and hormone analogs that the Company believes are key components of the body’s natural regulatory system. Beginning in the second quarter of 2004, the Company has been generating a small amount of revenue. This revenue resulted from providing research and development services under the Company’s Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. To date, the Company has not developed commercial products or generated any product sales for the period since inception (August 15, 1994 through December 31, 2007).

2.	Summary of Accounting Policies

Cash Equivalents

The Company considers any liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2007 the Company’s cash equivalents are approximately $43.2 million and are deposited primarily in a money market account with a large financial institution.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred.

Property and equipment balances and corresponding lives were as follows:

	December 31		Lives
	2007	2006
	(in thousands)
Leasehold improvements	$23	$11	3 years
Machinery, equipment and information systems	1,864	1,812	5-7 years
Furniture and fixtures	218	218	5-7 years

Total	2,105	2,041
Less: Accumulated depreciation	(1,213)	(990)

	$892	$1,051

Depreciation expense associated with property and equipment was approximately $309,000, $294,000 and $303,000 in 2007, 2006, and 2005, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The company had no impairments in 2007.

Accrued Expenses

Accrued expenses include approximately $0.5 million and $0.5 million in accrued vacation expense, $0.7 million and $1.0 million in accrued salary / bonus expense and $1.3 million and $4.5 million in other research and development / general and administrative expenses as of December 31, 2007 and 2006, respectively.

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

Research and Development

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2007, 2006 or 2005.

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

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. All stock options for employees (with the exception of three grants) have been granted at or above the market price where the exercise price of

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

the option equaled or exceeded the market price of the stock on the date of the grant. As a result, under APB No. 25 there was no stock-based compensation expense for those grants. Compensation expense was taken for the three options granted at below market value (see “2005 Annual Report on Form 10-K, Notes to Financial Statements—No. 9 Stock Options” for more detail). As of December 31, 2007 the Plan has 7,429,139 shares of common stock reserved for issuance.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the fiscal year ended December 31, 2007 and 2006 includes:

a)	compensation expense for all stock-based compensation awards granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and

b)	compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Black-Scholes Option Valuation Assumptions(1)

	Fiscal year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Risk-free interest rate	4.75%	4.75%	4.02%
Expected dividend yield	0%	0%	0%
Expected life(2)	6.25 years	6.25 years	5 years
Expected volatility(3)	76%	84%	86%

(1)	Forfeitures are estimated as 5.05% for 2007, 2% for 2006 and 0% for 2005, based on historical experience.
(2)	The 2007 and 2006 expected life is based on the safe-harbor method as described in SEC Staff Accounting Bulletin No. 107. The 2005 expected life was estimated at the time.
(3)	The expected stock price volatility is estimated based on historical experience.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

In November 2005, the FASB issued SFAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This requires an entity to follow either the transition guidance (long method) for the additional-paid-in-capital pool, or the alternative transition (simplified method) as described in the pronouncement. We have decided to use the alternative transition (simplified method) for accounting for the tax effects of our share-based payment awards.

For stock options granted prior to the adoption of SFAS No. 123-R, if expense for stock-based compensation had been determined under the fair value method of the original SFAS 123 for the year ended December 31, 2005, our net loss per common share would have been adjusted to the following pro forma amount.

Year ended December 31, 2005
Net loss—As reported	$(29,441)
Add: Stock-based employee compensation expense included in reported net loss	-0-
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(3,926)

Net loss—Pro forma	$(33,367)

Basic and diluted net loss per share—As reported	$(1.46)
Basic and diluted net loss per share—Pro forma	$(1.66)

401(k) Matching Contributions

Our Company sponsors a 401(k) savings plan, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participant’s own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were approximately $192,000, $199,000 and $179,000 in 2007, 2006 and 2005, respectively.

Income Taxes

The Company provides for income taxes under the principles of SFAS 109 which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company has adopted the FASB’s Interpretation No. 48, and it has had no material impact on its financial statements.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Potential common shares of 9,702,428, 9,939,430 and 8,253,374 related to the Company’s outstanding stock option and warrants were excluded from the computation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005 because their effect on net loss per share is anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Liabilities SFAS No. 157 and 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis. In addition, FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007 with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not yet determined the impact, it any, of adopting SFAS 159 on its consolidated financial statements.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. The pronouncement is not expected to have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 and Inception-to-date financial statements to conform to the current presentation.

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

On March 21, 2005, the Company entered into a promissory note with an employee with a maximum loan amount of $20,000. Interest was at 6% per annum. The first installment of $10,000 was made on the commencement date. A second installment of $10,000 was made on April 20, 2005. The loan was repaid with a balance of approximately $2,000 forgiven on May 10, 2007.

5.	Income Taxes

The Company has available a federal and state net operating loss carryforward of approximately $175.4 million and $131.1 million at December 31, 2007 and 2006, respectively, which may be carried forward as an offset to taxable income, if any, in future years through its expiration for California in 2017 and for federal in 2027. The Company has a net federal and state deferred tax asset of approximately $68.3 million and $14.3 million, at December 31, 2007 and 2006, respectively, comprised of research and development credits and the net

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

operating loss carryforward. The net deferred tax assets have been fully reserved due to the uncertainty of the Company being able to generate taxable income under the more likely than not criteria of SFAS 109. The federal and state net operating loss carryforwards begin expiring in 2017 and 2010, respectively. The difference between the Company’s expected Federal tax benefit calculated using a 34% tax rate and the Company’s zero tax benefit for all years is primarily related to a full valuation allowance established against the Company’s net operating loss carryforwards for 2007 and 2006, the tax effects of stock compensation under FAS 123R.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

After arbitration proceedings during 2004 and 2005, pursuant to which Colthurst sought more than $25 million in damages for the non-issuance of the 528,000 shares of common stock and the warrant to purchase up to 400,000 shares of common stock, in February 2006 the parties agreed to a settlement and release of all issues in dispute between the parties. Under the settlement agreement, (1) the Company agreed to make a payment of $3 million in cash and (2) the parties agreed to terminate the Sponsored Research and License Agreement between the Company and Edenland Inc. The $3.0 million was accrued as an expense as of December 31, 2005. Under the settlement agreement, the Colthurst parties remain prohibited from conducting any further research, development or commercialization activities of any kind relating in any way to the technology (including IMMUNITIN) that was assigned to the Company under the Assignment Agreement.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

In March 2002, the Company amended certain of its agreements with Aeson. Under the amendments, the Company paid Aeson $1.2 million, which extended the initial date by which the Company could exercise its option to acquire the remainder of Aeson to September 30, 2002. Hollis-Eden also received additional equity securities as a result of its $1.2 million payment. The $1.2 million payment was expensed as in-process R&D. Hollis-Eden elected not to exercise the option to acquire the remainder of Aeson by September 30, 2002.

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

Pharmadigm

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. (currently known as Inflabloc Pharmaceuticals, Inc.). Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. This cost was expensed in the third quarter of 2002. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement (of which 118,921 shares were issued the quarter ended March 31, 2003). We may also make substantial additional milestone and royalty payments in cash to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. To date, no such milestones have been met. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes served as a scientific consultant to Hollis-Eden from 1999 to mid-2003.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

approval and commercialization of products covered by the licensed intellectual property, the Company may be required to pay royalties to the former stockholders of CPC and the University of Chicago. Following the acquisition, Dr. Grdina agreed to an exclusive consulting arrangement with the Company in the fields of hematopoiesis and radiation and chemotherapy exposure.

AFRRI Collaboration

The Company performed work on two task orders that were issued under a collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company conducted radiation studies with a subcontractor. The task orders committed AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI were recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. There was no activity during 2007 under the AFRRI collaboration. The Company terminated its collaborative research and development agreement with AFRRI effective August 12, 2007.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There was $645,000 in revenue recorded in the fourth quarter of 2007.

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

On February 6, 2006 the Company raised approximately $26.0 million in gross proceeds from the sale of 4,000,000 shares of the Company’s common stock at a price of $6.50 per share. The direct costs related to this financing were $1.7 million, resulting in net proceeds of $24.3 million. Additionally, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants were not exercisable until six months following issuance.

On June 7, 2006 the Company issued 35,000 shares of the Company’s common stock to Aeson Therapeutics, Inc. (Aeson) in connection with the purchase of substantially all of Aeson’s assets, resulting in an expense of $180,000. Upon certain events, the Company may be obligated to issue an additional 165,000 shares. The acquisition was expensed as in-process research and development. To date, the company has not achieved any of the development milestones.

On November 13, 2006 the Company raised approximately $26.0 million in gross proceeds from the sale of 4,000,000 shares of the Company’s common stock at a price of $6.50 per share. The direct costs related to this financing were $1.6 million, resulting in net proceeds of $24.4 million. Additionally, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants were not exercisable until six months following issuance.

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

On March 18, 2006, the Board of Directors amended and restated the 2005 Equity Plan to reserve an additional 500,000 shares for issuance under the 2005 Equity Plan which was subsequently approved by the Company’s stockholders in June 2006.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

On March 30, 2007 the Board of Directors amended and restated the 2005 Equity Plan to reserve an additional 1,500,000 shares for issuance, for a total of 7,500,000 reserved shares and 100,000 inducement shares. The amendment was approved by the Company’s stockholders at the June 7, 2007 Annual Meeting of Stockholders. The approval of the amendment allows the Company to continue to grant stock options and other awards at levels determined appropriate by our Board of Directors. The following table summarizes stock option activity under the Plan and the 2005 Equity Plan for 1997 through 2007 (in thousands, except per share amounts):

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

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

		Price Per Share
	Shares	Range	Weighted Average

2005
Granted	408	5.22 -10.75	9.94
Exercised	13	3.53-6.68	5.67
Forfeited	56	5.29-10.47	8.06

Outstanding, December 31, 2005	4,646	$2.25-17.83	$9.57

2006
Granted	965	4.43 – 7.08	5.67
Exercised	6	2.25-5.29	3.86
Forfeited	67	4.60-10.69	6.98

Outstanding, December 31, 2006	5,538	$2.25-17.83	$8.93

2007
Granted	1,740	1.64-5.00	2.13
Exercised	9	2.25	2.25
Forfeited	1,607	2.25-16.75	8.29

Outstanding, December 31, 2007	5,662	$1.64-17.83	$7.02

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2007	5,662	$7.02	6.12	$114
Exercisable on December 31, 2007	3,467	$9.38	4.13	$0

As of December 31, 2007, the total remaining shares of common stock available for grant under the 2005 Equity Plan is 1,766,825 (which includes 63,000 shares under the inducement pool).

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

On March 18, 2006, the Board of Directors amended and restated the 2005 Non-Employee Director’s Equity Incentive Plan to reserve an additional 150,000 shares for issuance under the 2005 Non-Employee Director’s Equity Incentive Plan which was subsequently approved by the Company’s stockholders in June 2006.

On March 30, 2007 the Board of Directors amended and restated the 2005 Directors’ Plan to reserve an additional 150,000 shares for issuance for a total of 450,000 shares reserved. The amendment was approved by the Company’s stockholders at the June 7, 2007 Annual Meeting of Stockholders, and it allows the Company to continue to grant stock options and other awards at levels determined appropriate by the Board of Directors. The following table summarizes stock option activity under the Non-Employee Directors Plan for 2005—2007 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
2005
Granted	30	$10.75	$10.75

Outstanding, December 31, 2005	30	$10.75	$10.75

2006
Granted	253	$5.43 -11.75	$7.55

Outstanding, December 31, 2006	283	$5.43-11.75	$7.89

2007
Granted	75	$2.14	$2.14
Forfeited	30	$5.43-6.19	$5.81

Outstanding, December 31, 2007	328	$2.14-11.75	$6.76

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	328	$6.76	8.27	$-0-
Exercisable on December 31, 2007	164	$9.39	7.39	$-0-

As of December 31, 2007, the total remaining shares of common stock available for grant under the 2005 Non-Employee Directors’ Equity Incentive Plan is 122,000 shares.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

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

On June 17, 2004, the Company granted stock options to purchase a total of 80,000 shares of common stock of the Company, at an exercise price of $11.75 per share, the fair market value of the date of grant, to two new directors. Options to purchase one-third of the total number of shares vest upon the first anniversary of the grant, and options to purchase the remaining shares vest in equal monthly installments over the following two years. At the direction of NASDAQ, with the agreement of the directors, these options were rescinded and cancelled in February 2006 and new options with the same terms were granted under the 2005 Non-Employee Directors’ Equity Incentive Plan. No compensation was recognized upon issuance of new options as the exercise price exceeded the stock price at the date of the new grant. The options were forfeited in May 2007.

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

On September 20, 2004, the Company granted stock options to purchase 40,000 shares of common stock of the Company, at an exercise price of $10.79 per share, the fair market value at the date of grant, to a new executive officer. Options to purchase one-fourth of the total number of shares vest upon the first anniversary of the grant, and options to purchase the remaining shares vest in equal monthly installments over the following three years. The options were forfeited in November 2006.

On August 1, 2007, the Company granted stock options to purchase 150,000 shares of common stock of the Company, at an exercise price of $1.66 per share, the fair market value at the date of grant, to a new executive officer. The options were forfeited in February 2008.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2007 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
1995
Granted	38	$2.65-7.95	$4.64

Outstanding, December 31, 1995	38	$2.65-7.95	$4.64

1996
Granted	570	2.25	2.25

Outstanding, December 31, 1996	608	$2.25-7.95	$2.40

1997
Granted	2,400	5.00	5.00
Forfeited	50	2.25	2.25

Outstanding, December 31, 1997	2,958	$2.25-7.95	$4.51

1998
Exercised	53	2.25-5.30	2.93
Forfeited	50	2.25	2.25

Outstanding, December 31, 1998	2,855	$2.25-7.95	$4.58

1999
Granted	300	16.63	16.63
Exercised	10	7.95	7.95
Forfeited	1,220	2.25-5.00	4.95

Outstanding, December 31, 1999	1,925	$2.25-16.63	$6.16

Outstanding, December 31, 2000	1,925	$2.25-16.63	$6.16

2001
Exercised	10	2.25	2.25

Outstanding, December 31, 2001	1,915	$2.25-16.63	$6.23

Outstanding, December 31, 2002	1,915	$2.25-16.63	$6.23

2003
Forfeited	165	2.25	2.25

Outstanding, December 31, 2003	1,750	$2.25-16.63	$6.60

2004
Granted	90	$10.79-11.70	$11.30

Outstanding, December 31, 2004	1,840	$2.25-16.63	$6.83

2005
Granted	28	$6.39-7.59	$7.00
Exercised	22	2.25	2.25

Outstanding, December 31, 2005	1,846	$2.25-16.63	$6.89

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

		Price Per Share
	Shares	Range	Weighted Average

2006
Exercised	28	$2.25	$2.25
Forfeited	220	2.25-11.70	3.10

Outstanding, December 31, 2006	1,598	$5.00-16.63	$7.49

2007
Granted	150	$1.66	$1.66
Forfeited	84	7.59-11.70	10.58

Outstanding, December 31, 2007	1,664	$1.66-16.63	$6.81

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2007	1,664	$6.81	1.67	$14
Exercisable on December 31, 2007	1,507	$7.32	0.86	$0

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2007 were as follows:

	Outstanding options			Exercisable options
Range of Exercise Prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$ 1.64-$ 2.25	1,658,600	8.70	$1.74	155,350	$2.25
$ 2.26-$ 5.00	1,566,700	2.76	$4.75	1,235,689	$4.97
$ 5.01-$ 6.50	1,788,476	6.28	$5.78	1,228,053	$5.85
$ 6.51-$12.25	1,599,538	4.58	$10.39	1,485,963	$10.43
$12.26-$17.83	1,040,500	2.72	$15.42	1,033,303	$15.42

Balance as of 12/31/2007	7,653,814	5.24	$6.97	5,138,358	$8.78

Options exercisable at December 31, 2007, 2006 and 2005 were 5,138,358, 5,836,911 and 5,500,215 at weighted average exercise prices of $8.78, $8.94 and $8.51, respectively.

The weighted average, estimated fair values of employee stock options granted during the fiscal years ended December 31, 2007, 2006 and 2005 were $1.14, $4.22 and $5.21 per share, respectively.

The total stock-based compensation expense included in our statement of operations for the fiscal years ended December 31, 2007, 2006 and 2005 was $3.2 million, $3.6 million and $-0-, respectively. Of the $3.2 million stock-based compensation expense in 2007, $3.0 million relates to awards granted prior to January 1, 2007.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

As of December 31, 2007, the unrecognized stock-based compensation expense related to non-vested options and restricted shares was approximately $5.6 million which is expected to be recognized over a weighted average period of approximately 2.5 years. During the fiscal year ended December 31, 2007 the total intrinsic value of the stock options exercised was approximately $28,000. The Company issues new shares of common stock upon the exercise of stock options.

Cash proceeds and the intrinsic value related to stock options exercised during the fiscal years 2007, 2006 and 2005 to date, are provided in the following table (in thousands):

	Fiscal year Ended December 31,
	2007	2006	2005
Proceeds from stock options exercised	$20	$86	$124
Tax benefit related to stock options exercised(1)	NA	NA	NA
Intrinsic value of stock options exercised(2)	$28	$145	$176

(1)	SFAS 123R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. We currently do not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Restricted Stock

The fair value of restricted stock is based on the trading price of Hollis-Eden’s common stock on the date of grant. We issued restricted stock for the first time during 2006 to certain employees. Restricted stock activity is as follows:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	68	$6.20
Forfeited	4	$6.20

Outstanding December 31, 2006	64	$6.20
Vested	22	$6.20
Forfeited	12	$6.20

Outstanding December 31, 2007	30	$6.20

The market price of the common stock on the date of the grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the 4-year vesting period. During the fiscal years ended December 31, 2007 and 2006 there was $90,000 and $93,000 of compensation expense, respectively, was amortized and is included in general and administrative and research and development expense in the statement of operations.

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

1999 Agent Warrants

In connection with the January 1999, private placement, the Company issued warrants as a finders fee to purchase 90,000 shares of common stock at an exercise price of $18.25 per share. The warrants expired in January 2002.

1999 Consulting Warrant

During March 1999, the Company entered into a three-year agreement with a financial consulting organization affiliated with a director of the Company. The Company agreed to issue as compensation for

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

During March 2003, the Company amended the consulting arrangement with the same financial organization affiliated with a director. The Company amended the warrant so that the warrant is now exercisable into an aggregate of 250,000 shares of common stock with an exercise price of $10.00 per share and an expiration date of the earlier of March 12, 2006 or thirty days after the consulting agreement is terminated. The warrant expired without being exercised. A non-cash charge of approximately $0.8 million was expensed. For accounting purposes, the original warrant was considered cancelled and a new warrant issued as a replacement. This warrant has expired.

2001 Consulting Warrants

During April 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.09 per share. The warrants expired April 30, 2006. During July 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $6.225 per share. These warrants were exercisable until July 31, 2006. These warrants, collectively, were issued for compensation for services and were estimated to have a combined value of approximately $208,000, which was expensed as a non-cash charge. Approximately 15% of these warrants have been exercised.

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

As a finders fee, the Company issued two warrants to the placement agent for a total of 112,640 shares of common stock. One warrant has an exercise price of $9.00 per share and the other an exercise price of $12.00 per share. The value ascribed to these warrants based on the Black-Scholes pricing model was $1.5 million and was included as a charge to equity. These warrants to purchase 68,329 shares of our common stock were previously exercised and the remaining unexercised warrants expired in December 2006.

2002 Consulting Warrants

In March 2002, the Company agreed to issue a three-year warrant to a consultant, Dr. Joseph Hollis, to purchase up to 60,000 shares of common stock at an exercise price of $11.00 per share for services rendered in 2002. Dr. Hollis is the brother of Richard B. Hollis. This warrant expired with 50,000 shares unexercised.

During the fourth quarter of 2002, the Company issued a three-year warrant to purchase up to 10,000 shares of common stock at an exercise price of $4.54 per share. The warrants were issued in lieu of cash for consulting services performed for the Company during 2002. The unexercised warrants have expired.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

All of the 2002 warrants were valued at a total of $247,000 using the Black-Scholes pricing model. The value of the warrants was expensed and is included in the 2002 operating expenses.

2003 Convertible Note and Warrants

On February 25, 2003, the Company completed a private placement in which the Company issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase up to 701,760 shares of common stock. The debentures are convertible into common stock at a price of $5.70 per share, which represented a discount from the price of common stock on the commencement date. Also issued in connection with this private placement were warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.71, subject to adjustment. Approximately half of these warrants have been exercised. The balance of these warrants expired February 2007.

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

2003 Private Placement Warrants

In connection with the June 2003 private placement, the Company issued warrants to purchase 192,456 shares of common stock to investors with an exercise price of $15.45 per share. Approximately 13,000 warrants have been exercised and the remaining warrants expired in June 2007.

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

2006 Consulting Warrants

During 2006, the Company issued two two-year warrants to purchase up to a total of 14,000 shares of the Company’s common stock at exercise prices of $6.20 and $5.52 per share. The warrants were issued for consulting services performed for the Company. These warrants have not been exercised.

The 2006 warrants were valued at a total of $40,320 using the Black-Scholes pricing model. The value of the warrants was amortized according to the vesting period which approximated the period over which the services were performed.

In December 2006, the Company issued a consulting warrant to purchase up to a total of 50,000 shares of the Company’s common stock at an exercise price of $5.52. The warrant was issued for consulting services performed for the Company. The warrant was valued at a total of $215,000 using the Black-Scholes pricing model. The warrant vested immediately and was expensed in 2006. The expense is included in the 2006 operating expenses. This warrant has a ten-year life and has not been exercised.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

The following table summarizes stock warrant activity for 2005 through 2007 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
Outstanding, December 31, 2004	1,587	$3.09-15.45	$9.82

2005
Issued	267	10.00	10.00
Exercised	42	6.17	6.17
Forfeited	160	4.54-11.00	9.66

Outstanding, December 31, 2005	1,652	$3.09-15.45	$9.96

2006
Issued	1,664	5.52-8.75	8.63
Exercised	10	3.09-6.23	3.22
Forfeited	787	3.09-12.00	10.25

Outstanding, December 31, 2006	2,519	$5.52-15.45	$9.02

2007
Issued	—	—	—
Exercised	—	—	—
Forfeited	470	6.17- 15.45	9.91

Outstanding, December 31, 2007	2,049	$5.52-13.22	$8.81

For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 2007 (in thousands, except per share amounts):

	Outstanding Warrants		Exercisable Warrants
Range of Exercise Prices	Shares	Weighted average price	Shares	Weighted average price
$ 5.01-$ 8.00	138	5.79	138	5.79
$ 8.01-$10.00	1,867	8.93	1,867	8.93
$10.01-$15.00	44	13.22	44	13.22

Balance as of 12/31/2007	2,049	$8.81	2,049	$8.81

There were no warrants issued in 2007. The weighted average exercise price of warrants issued in fiscal years 2006 and 2005 were $9.02 and $9.96, respectively.

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

11.	Employment Agreement

Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996, as amended (the “Hollis Employment Agreement”), Mr. Hollis’ annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses, future salary increases and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. Effective January 1, 2007, Mr. Hollis’ base salary was increased from $512,000 to $532,480. If Mr. Hollis’ employment is terminated “without cause,” “for insufficient reason” or pursuant to a “change in control” (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the surviving corporation in a change in control, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis’ employment is terminated “with cause” or if Mr. Hollis resigns other than for “sufficient reason,” Mr. Hollis’ compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits.

12.	Leases

Rental expenses for principal leased facilities under non-cancelable operating leases were approximately $1,323,800, $958,000 and $888,000 for 2007, 2006 and 2005 respectively. Future minimum payments for operating leases are as follows (in thousands):

Operating Leases
2008	$1,173
2009	1,157
2010	10
2011	2
2012	—

Total minimum lease payments	$2,342

HOLLIS-EDEN PHARMACEUTICALS, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

13.	Supplementary Financial Data (Unaudited)

Interim Financial Information

(Unaudited)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarter may not agree with the per share amounts for the year.

	Quarter				Total Year
	March	June	September	December
	(In thousands, except per share)
Year Ended December 31, 2007
R&D operating expenses	$4,287	$4,324	$4,278	$4,185	$17,074
G&A operating expenses	1,930	1,543	1,125	1,562	6,160
Non-cash charges	988	659	915	673	3,235
Net loss	(6,468)	(5,807)	(5,653)	(5,193)	(23,121)
Net loss per share	(0.22)	(0.20)	(0.20)	(0.18)	(0.80)
Cash and cash equivalents	58,430	52,170	48,215	43,215	43,215

Year Ended December 31, 2006
R&D operating expenses	$4,186	$6,175	$5,543	$6,273	$22,177
G&A operating expenses	2,105	1,688	1,370	2,202	7,365
Non-cash charges	1,294	1,012	1,094	465	3,865
Net loss	(6,919)	(8,117)	(7,265)	(7,930)	(30,231)
Net loss per share	(0.30)	(0.33)	(0.29)	(0.29)	(1.20)
Cash and cash equivalents	60,513	53,446	47,445	67,135	67,135

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hollis Eden Pharmaceuticals, Inc.

San Diego, California

We have audited the accompanying balance sheets of Hollis-Eden Pharmaceuticals Inc. (the “Company”) (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from inception (August 15, 1994) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollis-Eden Pharmaceuticals Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 and for the period from inception (August 15, 1994) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hollis-Eden Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 12, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Hollis-Eden’s management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

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

Management has assessed the effectiveness of Hollis-Eden’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

BDO Seidman LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of Hollis-Eden’s internal control over financial reporting as of December 31, 2007. Its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hollis-Eden Pharmaceuticals, Inc.

San Diego, California

We have audited Hollis-Eden Pharmaceuticals, Inc’s. (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hollis Eden Pharmaceuticals, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007, and for the period from inception (August 15, 1994) to December 31, 2007 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 12, 2007

Changes in Internal Control over Financial Reporting

There were no changes in Hollis-Eden’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

See the section entitled “Executive Officers and Senior Management” in Part I, Item 1 hereof for information regarding executive officers and senior management.

The other information required by this item is incorporated by reference from Hollis-Eden’s definitive Proxy Statement which is expected to be filed with the Commission pursuant to Regulation 14A in connection with the Hollis-Eden’s 2008 Annual Meeting (the “Proxy Statement”) not later than 120 days after the end of our fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding certain beneficial owners and management required by this item is incorporated by reference to the Proxy Statement.

The following table provides information as of December 31, 2007 with respect to all of our compensation plans under which we are authorized to issue equity securities of the company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Stock option equity compensation plans approved by security holders	6,037,377	$7.00	1,888,825
Stock option equity compensation plans not approved by security holders	1,663,500	$6.81	—
Warrant equity compensation plans not approved by security holders	64,000	$5.56	—

Total	7,764,877		1,888,825

The material features of each compensation plan or arrangement adopted without the approval of securities holders is included in Note 9 (“Stock Options—Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in our Notes To Financial Statements.

Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended December 31, 2007.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents have been filed as part of this Annual Report to Stockholders on Form 10-K:

1.	Financial Statements: The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2007, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

By:	/s/ RICHARD B. HOLLIS
Richard B. Hollis, Chairman of the Board of Directors, Chief Executive Officer, President and Director

Date: March 12, 2008

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

Signature	Title	Date

/S/ RICHARD B. HOLLIS Richard B. Hollis	Chairman of the Board of Directors, Chief Executive Officer, President And Director	March 12, 2008

/S/ ROBERT W. WEBER Robert W. Weber	Interim Chief Financial Officer/ Chief Accounting Officer / Vice President—Operations (Principal Financial Officer)	March 12, 2008

Jerome M. Hauer	Director

/S/ BRENDAN R. MCDONNELL Brendan R. McDonnell	Director	March 12, 2008

/S/ THOMAS C. MERIGAN, JR. M.D. Thomas C. Merigan, Jr. M.D.	Director	March 12, 2008

/S/ MARC R. SARNI Marc R. Sarni	Director	March 12, 2008

/S/ SALVATORE J. ZIZZA Salvatore J. Zizza	Director	March 12, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document

*3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 10, 2007).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

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

*†10.50

2005 Non-Employee Directors’ Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.6 to the Registrants’ Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

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

*10.53	Form of Stock Purchase Agreement dated as of February 2, 2006 (incorporated by reference to the Current Report on Form 8-K dated February 2, 2006) (the “February 2006 Purchase Agreement”).

Exhibit Number	Description of Document

*10.54	Form of Stock Purchase Warrant, issued pursuant to the February 2006 Purchase Agreement (incorporated by reference to the Current Report on Form 8-K dated February 2, 2006).

*10.55	Form of Stock Purchase Agreement dated as of November 7, 2006 (incorporated by reference to the Current Report on Form 8-K dated November 7, 2006) (the “November 2006 Purchase Agreement”).

*10.56	Form of Common Stock Purchase Warrant, issued pursuant to the November 2006 Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2006).

#10.58

Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant dated December 11, 2006 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

*†10.60

Amendment to Employment Agreement dated as of December 7, 2007 between the Registrant and Richard B. Hollis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K Dated December 10, 2007

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