Form 10-K/A
period 2007-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2008-03-20
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

This amendment is being filed to correct the dates on the following items “Report of Independent Registered Public Accounting Firm”, “Consent of Independent Registered Public Accounting Firm” and Item 1 of Exhibit 32.1 “Certification” for the Company’s Annual Report on Form 10-K.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hollis Eden Pharmaceuticals, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007, and for the period from inception (August 15, 1994) to December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

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