Form 10-Q
period 2008-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2008-05-07
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

YES  ☒        NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐        NO  ☒

As of May 2, 2008 there were 29,005,305 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

Part I.	Financial Information

Item 1.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	March 31, 2008	Dec. 31, 2007*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$38,961	$43,215
Prepaid expenses	176	269
Deposits	55	7
Other receivable	—	645
Receivable from related party	—	—

Total current assets	39,192	44,136
Property and equipment, net of accumulated depreciation of $1,291 and $1,213, respectively	821	892
Restricted Cash	34	34
Deposits	61	61

Total assets	$40,108	$45,123

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	877	455
Accrued expenses	2,321	2,563

Total current liabilities	$3,198	$3,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,064 and 29,064 shares issued; 29,005 and 29,005 shares outstanding, respectively	291	291
Paid-in capital	257,354	256,801
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(220,389)	(214,641)

Total stockholders’ equity	36,910	42,105

Total liabilities and stockholders’ equity	$40,108	$45,123

*	Derived from the audited financial statements as of December 31, 2007

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three months ended March 31,		Period from Inception (Aug.15,1994) to March 31, 2008
	2008	2007
Revenue:
Contract R&D revenue	$—	$—	$1,208

Total revenue	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	4,126	4,287	140,256
R&D SFAS 123(R) compensation expense related to equity awards	219	341	2,836
R&D costs related to common stock, option & warrant grants for collaborations	—	—	5,882

Total research and development	4,345	4,628	148,974

General and administrative:
G&A operating expenses	1,484	1,930	61,083
G&A SFAS 123(R) compensation expense related to equity awards	334	630	4,563
G&A costs related to common stock, option & warrant grants	—	17	12,412

Total general and administrative	1,818	2,577	78,058

Settlement of dispute	—	—	3,000

Total operating expenses	6,163	7,205	230,032

Other income (expense):
Loss on disposal of assets	—	(71)	(142)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	(7,627)
Interest income	415	808	16,592
Interest expense	—	—	(388)

Total other income, net	415	737	8,435

Net loss	$(5,748)	$(6,468)	$(220,389)

Net loss per share-basic and diluted	$(0.20)	$(0.22)
Weighted average number of common shares outstanding-basic and diluted	29,005	28,918

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

	Three Months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(5,748)	$(6,468)	$(220,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	77	1,777
SFAS 123(R) compensation expense related to equity awards	553	970	7,399
Disposal of assets	—	78	156
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	—	1	1,235
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Common stock issued as consideration for In Process R&D	—	—	2,809
Expense related to warrants issued as consideration to consultants	—	17	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	93	(407)	(176)
Deposits	(48)	27	(116)
Receivable from related party	—	2	—
Other receivable	645	—	—
Accounts payable	422	521	877
Accrued expenses	(242)	(3,348)	2,964

Net cash used in operating activities	(4,247)	(8,530)	(179,196)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(7)	(195)	(2,753)

Net cash used in investing activities	(7)	(195)	(2,753)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	20	17,796

Net cash from financing activities	—	20	220,910

Net increase (decrease) in cash	(4,254)	(8,705)	38,961
Cash and equivalents at beginning of period	43,215	67,135	—

Cash and equivalents at end of period	$38,961	$58,430	$38,961

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

All numbers in thousands

	Three Months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31, 2008
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K as amended for the year ended December 31, 2007, which was filed with the United States Securities and Exchange Commission on March 20, 2008.

New Accounting Pronouncement

At its December 2007 meeting, the Financial Accounting Standards Board, or the FASB, ratified the consensus reached by the Emerging Issues Task Force, or the EITF, Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

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

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. The pronouncement has had no material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Liabilities. SFAS No. 157 and 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis. In, addition, the FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “ Accounting for Leases “ and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company has adopted the pronouncements and it has had no material effect on the Company’s financial statements.

Accrued Expenses

Accrued expenses as of March 31, 2008 include approximately $0.5 million in accrued vacation expense, $69,000 in accrued salary/ bonus expense and $1.7 million in other research and development / general and administrative expenses.

Accrued expenses as of December 31, 2007 include approximately $0.5 million in accrued vacation expense, $0.7 million in accrued salary/ bonus expense and $1.3 million in other research and development / general and administrative expenses.

2.	Other Agreements and Commitments

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There were no revenues recorded during the three-months ended March 31, 2008 under the CFFT agreement.

3.	Equity Transactions

Options to purchase 1,071,800 shares of common stock were granted and no options to purchase shares of common stock, were exercised in the period ended March 31, 2008. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.6 million and $1.0 million for the periods ended March 31, 2008 and 2007, respectively.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. This discussion represents our current judgment on the future direction of our business and our actual results may differ materially from those discussed here due to risks and factors including the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others as well as the risks and factors set forth below under the caption “Risk Factors.” Additional factors that could cause or contribute to such differences can be found in the financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as amended for the year ended December 31, 2007.

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

We have been unprofitable since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $220.4 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through March 31, 2008, we have incurred approximately $149.0 million in research and development expenses, $78.1 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through March 31, 2008 we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT. We have earned $8.4 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.1 million loss on disposal of assets. These expenses have been offset by $16.6 million in interest income. The combination of these resulted in a net loss of $220.4 million for the period from inception until March 31, 2008.

Research and development expenses were $4.3 million and $4.6 million for the three-month periods ended March 31, 2008 and 2007, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased $0.3 million for the three-month period ended March 31, 2008 compared to the same time period in 2007 primarily due to the discontinuation of our NEUMUNE (HE2100) research and development program.

General and administrative expenses were $1.8 million and $2.6 million for the three-month periods ended March 31, 2008 and 2007, respectively. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased $0.8 million for the three-month period ended March 31, 2008 compared to the same time period in 2007 primarily as a result of reduced costs related to salaries, consulting, audit fees and stock option compensation expense.

Other income and expenses were $0.4 million and $0.7 million for the three-month periods ended March 31, 2008 and 2007, respectively. The decrease in interest income was due to lower cash balances and lower interest rates in the three-month period ended March 31, 2008 compared with the same period in 2007.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Lease Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$2,049	$1,180	$869	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of March 31, 2008, our cash and cash equivalents totaled approximately $39.0 million.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K as amended for the year ended December 31, 2007. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

There have been no material changes to our investment portfolio from December 31, 2007 to the present. At March 31, 2008, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief executive officer and interim chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The description of risks below includes certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2007. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around a proprietary class of small compounds which we believe shows promise for the treatment of several diseases and disorders. However, all drug candidates require approval by the U.S. Food and Drug Administration, or the FDA, before they can be commercialized in the U.S. as well as approval by various foreign government agencies before they can commercialized in other countries. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale. We may incur significant additional operating losses for the foreseeable future as we fund development, preclinical and clinical testing and other expenses in support of regulatory approval of our drug candidates. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon, development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $220.4 million as of March 31, 2008. Our net losses for fiscal years 2007, 2006 and 2005 were approximately $23.1 million, $30.2 million and $29.4 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of March 31, 2008, our cash and cash equivalents totaled approximately $39.0 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with TRIOLEX (HE3286) in the United States under an Investigational New Drug Application, or an IND, for the treatment of metabolic diseases;

•	Phase I/II clinical trial with TRIOLEX (HE3286) in the United States under an IND for the treatment of metabolic diseases

•	Phase I/II clinical trial with TRIOLEX (HE3286) in the United States under an IND for ulcerative colitis

•	Open IND to begin clinical trials with TRIOLEX (HE3286) for the treatment of rheumatoid arthritis; and

•	Open IND for APOPTONE to initiate Phase I/II clinical trials for the treatment of hormone-sensitive cancers including prostate cancer.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $1.40 to $10.25 between September 30, 2005 and May 1, 2008.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 7.9% of our outstanding common stock as of March 31, 2008. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of March 31, 2008, Mr. Hollis would beneficially own approximately 12.4% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

We made no unregistered sales of securities or repurchases of our securities during the quarter ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

On March 28, 2008, Brendan R. McDonnell, a member of our board of directors, provided notice to our board of directors of his intent not to stand for reelection at our 2008 annual meeting of stockholders. Currently, Mr. McDonnell serves in the class of directors whose term of office expires at our 2008 annual meeting of stockholders and serves on the audit committee and compensation committee of the board of directors. Mr. McDonnell’s intent not to stand for reelection is not the result of a disagreement with us on any matter relating to the our operations, policies or practices.

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended.

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 10, 2007).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*4.1	Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of Richard B. Hollis and Robert W. Weber.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 6, 2008	By:	/s/ Robert W. Weber
Robert W. Weber Interim Chief Financial Officer/ Chief Accounting Officer/ Vice President-Operations (Principal Financial and Accounting Officer)