Form 10-Q
period 2008-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2008-08-07
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of August 1, 2008 there were 29,075,455 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - June 30, 2008 and December 31, 2007	3

	Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007 and Period from Inception (August 15, 1994) to June 30, 2008	4

	Statements of Cash Flows for the Six-Month Periods Ended June 30, 2008 and 2007 and Period from Inception (August 15, 1994) to June 30, 2008	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4	Controls and Procedures	12

PART II	Other Information

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	22

Part I.	Financial Information

Item 1.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	June 30, 2008	Dec. 31, 2007*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$34,123	$43,215
Prepaid expenses	286	269
Deposits	2	7
Other receivables	—	645

Total current assets	34,411	44,136
Property and equipment, net of accumulated depreciation of $1,368 and $1,213, respectively	786	892
Restricted Cash	34	34
Deposits	61	61

Total assets	$35,292	$45,123

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	1,344	455
Accrued expenses	2,300	2,563

Total current liabilities	$3,644	$3,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,101 and 29,064 shares issued; 29,042 and 29,005 shares outstanding, respectively	291	291
Paid-in capital	258,079	256,801
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(226,376)	(214,641)

Total stockholders’ equity	31,648	42,105

Total liabilities and stockholders’ equity	$35,292	$45,123

*	Derived from the audited financial statements as of December 31, 2007

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three months ended June 30,		Six months ended June 30,		Period from Inception (Aug.15, 1994) to June 30, 2008
	2008	2007	2008	2007
Revenue:
Contract R&D revenue	$—	$—	$—	$—	$1,208

Total revenue	—	—	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	4,173	4,324	8,299	8,611	144,429
R&D SFAS 123(R) compensation expense related to equity awards	261	260	480	601	3,097
R&D costs related to common stock, option & warrant grants for collaborations	—	—	—	—	5,882

Total research and development	4,434	4,584	8,779	9,212	153,408

General and administrative:
G&A operating expenses	1,400	1,543	2,884	3,473	62,483
G&A SFAS 123(R) compensation expense related to equity awards	404	399	738	1,029	4,967
G&A costs related to common stock, option & warrant grants	—	—	—	17	12,412

Total general and administrative	1,804	1,942	3,622	4,519	79,862

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	6,238	6,526	12,401	13,731	236,270

Other income (expense):
Loss on disposal of assets	—	—	—	(71)	(142)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	251	719	666	1,528	16,843
Interest expense	—	—	—	—	(388)

Total other income, net	251	719	666	1,457	8,686

Net loss	$(5,987)	$(5,807)	$(11,735)	$(12,274)	$(226,376)

Net loss per share-basic and diluted	$(0.21)	$(0.20)	$(0.40)	$(0.42)
Weighted average number of common shares outstanding-basic and diluted	29,040	28,949	29,023	28,934

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

All numbers in thousands

	Six Months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(11,735)	$(12,274)	$(226,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154	156	1,853
SFAS 123(R) compensation expense related to equity awards	1,218	1,630	8,064
Disposal of assets	—	78	156
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	60	74	1,294
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Common stock issued as consideration for In Process R&D	—	—	2,809
Expense related to warrants issued as consideration to consultants	—	17	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(17)	(281)	(286)
Deposits	5	34	(63)
Receivable from related party	—	4	—
Other receivables	645	—	—
Accounts payable	889	(584)	1,344
Accrued expenses	(263)	(3,628)	2,945

Net cash used in operating activities	(9,044)	(14,774)	(183,992)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(48)	(211)	(2,795)

Net cash used in investing activities	(48)	(211)	(2,795)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	20	17,796

Net cash from financing activities	—	20	220,910

Net increase (decrease) in cash	(9,092)	(14,965)	34,123
Cash and equivalents at beginning of period	43,215	67,135	—

Cash and equivalents at end of period	$34,123	$52,170	$34,123

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

All numbers in thousands

	Six Months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2008
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at June 30, 2008, and for the three and six-month periods ended June 30, 2008 and 2007, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K as amended for the year ended December 31, 2007, which was filed with the United States Securities and Exchange Commission on March 20, 2008.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Liabilities. SFAS No. 157 and 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis. In addition, the FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “ Accounting for Leases “ and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company has adopted the pronouncements and it has had no material effect on the Company’s financial statements.

Accrued Expenses

Accrued expenses as of June 30, 2008 include approximately $0.5 million in accrued vacation expense, $138,000 in accrued salary/ bonus expense and $1.7 million in other research and development / general and administrative expenses.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There were no revenues recorded during the three and six-months ended June 30, 2008 under the CFFT agreement. To date, $1.2 million has been paid upon completing agreed upon events.

3.	Equity Transactions

Options to purchase 10,000 and 1,081,800 shares of common stock were granted in the three and six-month periods ended June 30, 2008, respectively. There were no options to purchase shares of common stock exercised in the three and six-month periods ended June 30, 2008. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.7 million and $1.2 million for the three-month and six-month periods ended June 30, 2008, respectively, and $0.6 million and $1.6 million for the same periods in 2007.

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

We have been unprofitable since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $226.4 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through June 30, 2008, we have incurred approximately $153.4 million in research and development expenses, $79.9 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through June 30, 2008 we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $8.7 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.1 million loss on disposal of assets. These expenses have been offset by $16.8 million in interest income. The combination of these resulted in a net loss of $226.4 million for the period from inception until June 30, 2008.

Research and development expenses were $4.4 million and $8.8 million for the three-month and six-month periods ended June 30, 2008, respectively, compared to $4.6 million and $9.2 million for the same periods in 2007. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased in 2008 compared to 2007 mainly due to the discontinuation of our NEUMUNE (HE2100) research and development program and a decrease in stock option compensation expenses.

General and administrative expenses were $1.8 million and $3.6 million for the three-month and six-month periods ended June 30, 2008, respectively, compared to $1.9 million and $4.5 million for the same periods in 2007. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased primarily as a result of reduced costs related to salaries, consulting, audit fees and stock option compensation expense.

Other income and expenses were $0.3 million and $0.7 million for the three-month and six-month periods ended June 30, 2008, respectively, compared to $0.7 million and $1.5 million for the same periods in 2007. The decrease in interest income was due to lower cash balances.

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

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Lease Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$1,757	$1,187	$570	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of June 30, 2008, our cash and cash equivalents totaled approximately $34.1 million.

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

There have been no material changes to our investment portfolio from December 31, 2007 to the present. At June 30, 2008, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief executive officer and interim chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our principal development efforts are currently centered around a proprietary class of small compounds which we believe shows promise for the treatment of several diseases and disorders. However, all drug candidates require approval by the U.S. Food and Drug Administration, or the FDA, before they can be commercialized in the U.S. as well as approval by various foreign government agencies before they can be commercialized in other countries. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale and we do not expect that any of our present or future drug candidates will be commercially available for a number of years, if at all. We have incurred losses since our inception and we expect to continue to incur significant additional operating losses for the foreseeable future as we fund development, preclinical and clinical testing and other expenses in support of regulatory approval of our drug candidates. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that our drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. In addition, we do not know whether early results from any of our ongoing clinical trials, including early results from our Phase I/II clinical trial of TRIOLEX™ in obese insulin resistant subjects, will be predictive of final results of any such trial. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon, development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

If we do not successfully commercialize our products, we may never achieve profitability.

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $226.4 million as of June 30, 2008. Our net losses for fiscal years 2007, 2006 and 2005 were approximately $23.1 million, $30.2 million and $29.4 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the U.S. and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our candidates, assuming that our drug candidates gain regulatory approval. A large number of companies including Merck & Company, Inc., GlaxoSmithKline, Takeda Pharmaceuticals, Amylin Pharmaceuticals, Inc., AstraZeneca, Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis and Eli Lilly and Co. are developing and marketing new drugs for the treatment of type 2 diabetes. Similarly, a large number of companies, including Merck & Company, Inc., Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc., are developing and marketing new drugs for the treatment of chronic inflammatory conditions. In addition, there are also a number of other companies with drug candidates in development targeting late stage prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved before any of our drug candidates could potentially be approved. Many, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours.

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

As of June 30, 2008, our cash and cash equivalents totaled approximately $34.1 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with TRIOLEX (HE3286) in the United States under an Investigational New Drug Application, or an IND, for the treatment of metabolic diseases;

•	Phase I/II clinical trial with TRIOLEX (HE3286) in the United States under an IND for the treatment of metabolic diseases;

•	Phase II clinical trial with TRIOLEX (HE3286) in the United States in type 2 diabetes patients under an IND for the treatment of metabolic diseases;

•	Phase I/II clinical trial with TRIOLEX (HE3286) in the United States under an IND for ulcerative colitis;

•	Phase I/II clinical trial with TRIOLEX (HE3286) in the United States in rheumatoid arthritis patients under an IND for the treatment of diseases of inflammation; and

•

Phase I/II clinical trial with APOPTONE™ (HE3235) in the United States in late-stage prostate cancer patients who have failed hormone therapy and at least one round of chemotherapy treatment under an IND for the treatment of hormone-sensitive cancers including prostate cancer.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $1.40 to $10.25 between September 30, 2005 and August 1, 2008.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owns approximately 7.9% of our outstanding common stock as of June 30, 2008. Assuming that Mr. Hollis exercises all of his outstanding warrants and options that vest within 60 days of June 30, 2008, Mr. Hollis would beneficially own approximately 12.4% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities

None

1.      Item 4.      Submission of Matters to a Vote of Securities Holders

At our annual meeting of stockholders held on June 9, 2008, the following matters were submitted to a vote of security holders:

1.	To elect one Class II director to hold office until the 2011 Annual Meeting of Stockholders. Elected to serve as a Class II director was Thomas C. Merigan, Jr., M.D. For Thomas C. Merigan, Jr., M.D. the results of voting were: 21,810,688 for, 2,882,765 withheld. The continuing directors are Richard B. Hollis, Salvatore J. Zizza, Jerome M. Hauer and Marc R. Sarni.

2.	To approve an amendment to the Company’s 2005 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 800,000 shares. The 2005 Equity Incentive Plan, as amended, was approved with the following votes: 8,437,786 for, 1,624,350 against, 64,335 abstained, and 18,857,134 non-voted.

3.	To approve an amendment to the Company's 2005 Non-Employee Directors' Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 150,000 shares. The 2005 Non-Employee Director’s Equity Incentive Plan, as amended, was approved with the following votes: 8,595,591 for, 1,444,784 against, 86,096 abstained, and 18,857,134 non-voted.

4.	To ratify the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008. The selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified with the following votes: 24,047,759 for, 460,904 against, 184,786 abstained, and 4,290,156 non-voted.

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended.

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 10, 2007).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*4.1	Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

#10.61	Letter Agreement between Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant dated June 12, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard B. Hollis.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of Richard B. Hollis and Robert W. Weber.

*	Previously filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 5, 2008	By:	/s/ Robert W. Weber
Robert W. Weber Interim Chief Financial Officer/ Chief Accounting Officer/ Vice President-Operations (Principal Financial and Accounting Officer)