Form 10-Q
period 2008-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2008-11-06
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of November 4, 2008 there were 29,121,055 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheets - September 30, 2008 and December 31, 2007	3

	Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007 and Period from Inception (August 15, 1994) to September 30, 2008	4

	Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2008 and 2007 and Period from Inception (August 15, 1994) to September 30, 2008	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T	Controls and Procedures	12

PART II	Other Information

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	22

Part I.	Financial Information

Item 1.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	Sept. 30, 2008 (Unaudited)	Dec. 31, 2007*
ASSETS:
Current assets:
Cash and cash equivalents	$29,062	$43,215
Prepaid expenses	249	269
Deposits	9	7
Other receivables	—	645

Total current assets	29,320	44,136
Property and equipment, net of accumulated depreciation of $1,447 and $1,213, respectively	726	892
Restricted Cash	34	34
Deposits	61	61

Total assets	$30,141	$45,123

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	762	455
Accrued expenses	1,943	2,563

Total current liabilities	$2,705	$3,018

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,134 and 29,064 shares issued; 29,075 and 29,005 shares outstanding, respectively	291	291
Paid-in capital	258,722	256,801
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(231,231)	(214,641)

Total stockholders’ equity	27,436	42,105

Total liabilities and stockholders’ equity	$30,141	$45,123

*	Derived from the audited financial statements as of December 31, 2007

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three months ended Sept. 30,		Nine months ended Sept. 30,		Period from Inception (Aug.15, 1994) to Sept. 30, 2008
	2008	2007	2008	2007
Revenue:
Contract R&D revenue	$—	$—	$—	$—	$1,208

Total revenue	—	—	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	3,339	4,278	11,638	12,889	147,768
R&D compensation expense related to equity awards	221	332	701	933	3,318
R&D costs related to common stock, option & warrant grants for collaborations	—	—	—	—	5,882

Total research and development	3,560	4,610	12,339	13,822	156,968

General and administrative:
G&A operating expenses	1,128	1,125	4,012	4,598	63,611
G&A compensation expense related to equity awards	377	583	1,115	1,612	5,344
G&A costs related to common stock, option & warrant grants	—	—	—	17	12,412

Total general and administrative	1,505	1,708	5,127	6,227	81,367

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	5,065	6,318	17,466	20,049	241,335

Other income (expense):
Loss on disposal of assets	—	(4)	—	(75)	(142)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	210	669	876	2,196	17,053
Interest expense	—	—	—	—	(388)

Total other income, net	210	665	876	2,121	8,896

Net loss	$(4,855)	$(5,653)	$(16,590)	$(17,928)	$(231,231)

Net loss per share-basic and diluted	$(0.17)	$(0.20)	$(0.57)	$(0.62)
Weighted average number of common shares outstanding-basic and diluted	29,073	28,966	29,040	28,944

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

	Nine Months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(16,590)	$(17,928)	$(231,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	235	232	1,935
Compensation expense related to equity awards	1,816	2,545	8,662
Disposal of assets	—	82	156
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	105	126	1,339
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Common stock issued as consideration for In Process R&D	—	—	2,809
Expense related to warrants issued as consideration to consultants	—	17	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	20	(81)	(249)
Deposits	(2)	25	(70)
Receivable from related party	—	4	—
Other receivables	645	(6)	—
Accounts payable	307	495	762
Accrued expenses	(619)	(4,240)	2,588

Net cash used in operating activities	(14,083)	(18,729)	(189,031)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(70)	(211)	(2,817)

Net cash used in investing activities	(70)	(211)	(2,817)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	20	17,796

Net cash from financing activities	—	20	220,910

Net increase (decrease) in cash	(14,153)	(18,920)	29,062
Cash and equivalents at beginning of period	43,215	67,135	—

Cash and equivalents at end of period	$29,062	$48,215	$29,062

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

The information at September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which was filed with the United States Securities and Exchange Commission on March 20, 2008.

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

In September 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. The pronouncement has had no material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. In February 2008, Financial Accounting Standards Board (FASB) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2) was issued. FSP 157-2 delays the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. SFAS 157 does not modify any currently existing accounting pronouncements. The Company adopted SFAS 157 effective January 1, 2008 and it did not have a material impact on the Company’s financial statements. The Company is currently in the process of evaluating whether the adoption of FSP 157-2 will have a material impact on its financial statements.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was issued on October 10, 2008 and is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 had no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 allows eligible financial assets and liabilities to be measured at fair value that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in earnings at each reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the Company elects for similar types of assets and liabilities. The Company has adopted the pronouncement and it has had no material effect on the Company’s financial statements.

Accrued Expenses

Accrued expenses as of September 30, 2008 include approximately $0.5 million in accrued vacation expense, $0.2 million in accrued salary and bonus expense and $1.2 million in other research and development and general and administrative expenses.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There were no revenues recorded during the three and nine-month periods ended September 30, 2008 under the CFFT agreement. To date, $1.2 million has been paid upon completing agreed upon events.

3.	Equity Transactions

Options to purchase 170,000 and 1,251,800 shares of common stock were granted in the three- and nine-month periods ended September 30, 2008, respectively. There were no options to purchase shares of common stock exercised in the three- and nine-month periods ended September 30, 2008. The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.6 million and $1.8 million for the three-month and nine-month periods ended September 30, 2008, respectively, and $0.9 million and $2.5 million for the same periods in 2007.

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

Overview

We are a development-stage pharmaceutical company engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders in which the body is unable to mount an appropriate immune or metabolic response due to disease or the process of aging. Our current technology development efforts are primarily focused on a series of adrenal steroid hormones and hormone analogs that are derived from our Hormonal Signaling Technology Platform. We believe these compounds are key components of the body’s natural regulatory system that potentially can be useful in treating a wide variety of medical conditions.

We have been unprofitable since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $231.2 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, during the next few years, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through September 30, 2008, we have incurred approximately $157.0 million in research and development expenses, $81.3 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through September 30, 2008, we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $8.9 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.1 million loss on disposal of assets. These expenses have been offset by $17.0 million in interest income. The combination of these resulted in a net loss of $231.2 million for the period from inception until September 30, 2008.

Research and development expenses were $3.6 million and $12.3 million for the three-month and nine-month periods ended September 30, 2008, respectively, compared to $4.6 million and $13.8 million for the same periods in 2007. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $1.0 million and $1.5 million for the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, primarily due to a decrease in general research and development projects and stock option compensation expense and was offset by an increase in clinical trial expenditures. The discontinuation of our NEUMUNE (HE2100) research and development program also contributed to the decrease in research and development expense for the nine-month period ended September 30, 2008.

General and administrative expenses were $1.5 million and $5.1 million for the three-month and nine-month periods ended September 30, 2008, respectively, compared to $1.7 million and $6.2 million for the same periods in 2007. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $0.2 million for the three-month period ended September 30, 2008, compared to the same period in 2007, primarily due to a decrease in stock option compensation expense. General and administrative expenses decreased by $1.1 million for the nine-month period ended September 30, 2008, compared to the same period in 2007, primarily as a result of reduced costs related to salaries, consulting, audit fees and stock option compensation expense.

Other income and expenses were $0.2 million and $0.9 million for the three-month and nine-month periods ended September 30, 2008, respectively, compared to $0.7 million and $2.1 million for the same periods in 2007. The decrease in interest income was due to lower interest rates and cash balances.

Liquidity and Capital Resources

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Lease Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$1,464	$1,192	$272	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the small amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of September 30, 2008, our cash and cash equivalents totaled approximately $29.1 million.

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

There have been no material changes to our investment portfolio from December 31, 2007 to the present. At September 30, 2008, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4T.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief executive officer and interim chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our CEO and interim CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met, and, as set forth above, our chief executive officer and interim chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The description of risks below includes certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2007 and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $231.2 million as of September 30, 2008. Our net losses for fiscal years 2007, 2006 and 2005 were approximately $23.1 million, $30.2 million and $29.4 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the U.S. and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our candidates, assuming that our drug candidates gain regulatory approval. A large number of companies including Merck & Company, Inc., GlaxoSmithKline, Takeda Pharmaceuticals, Amylin Pharmaceuticals, Inc., AstraZeneca, Novartis, Novo Nordisk, Pfizer, Sanofi- Aventis and Eli Lilly and Co. are developing and marketing new drugs for the treatment of type 2 diabetes. Similarly, a large number of companies, including Merck & Company, Inc., Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc., are developing and marketing new drugs for the treatment of chronic inflammatory conditions. In addition, there are also a number of other companies with drug candidates in development targeting late-stage prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved before any of our drug candidates could potentially be approved. Many, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours.

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

As of September 30, 2008, our cash and cash equivalents totaled approximately $29.1 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

Existing pricing regulations and reimbursement limitations may limit our potential profits from the sale of our products.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.28 to $10.25 between September 30, 2005 and November 1, 2008.

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

Assuming that outstanding warrants and options have not been exercised, Richard B. Hollis, our Chief Executive Officer, owned approximately 7.9% of our outstanding common stock as of September 30, 2008. Assuming that Mr. Hollis exercised all of his outstanding warrants and options that vest within 60 days of September 30, 2008, Mr. Hollis would beneficially own approximately 12.4% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence our management and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

We made no unregistered sales of securities or repurchases of our securities during the quarter ended September 30, 2008.

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

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: November 4, 2008	By:	/s/ Robert W. Weber
Robert W. Weber
Interim Chief Financial Officer/
Chief Accounting Officer/
Vice President-Operations (Principal Financial and Accounting Officer)