Form 10-K/A
period 2008-12-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2009-04-28
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-24672

HOLLIS-EDEN PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4435 Eastgate Mall, Suite 400, San Diego, CA 92121

(Address of Principal executive offices)

Registrant’s telephone number, including area code: (858) 587-9333

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of Each Exchange on Which Registered)
Common Stock, $0.01 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2008, the end of Hollis-Eden Pharmaceuticals’ most recently completed second fiscal quarter, was approximately $40,770,799 based on the closing stock price of $1.53 for the Registrant’s Common Stock as reported by the Nasdaq Global Market*.

As of April 24, 2009, there were outstanding 29,316,355 shares of the Registrant’s Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

* Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the Registrant’s common stock outstanding at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY STATEMENT

This Form 10-K/A is being filed as Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Hollis-Eden Pharmaceuticals, Inc. for the fiscal year ended December 31, 2008, originally filed on March 31, 2009 (the “Original Filing”). We are filing this Amendment No. 1 solely to include the information required by Part III and not included in the Original Filing. In connection with the filing of this Amendment and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications by our principal executive and principal financial officers.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Directors

The following information regarding our directors is set forth as of April 24, 2009.

Salvatore J. Zizza

Mr. Zizza, age 63, has served as a member of our board of directors since March 1997 and the non-executive Chairman of our board of directors since March 2009. Mr. Zizza has also served as Lead Independent Director of our board of directors since March 2006. He served as Chairman of our board, President and Treasurer of Initial Acquisition Corp., from 1992 until March 1997, at which time Initial Acquisition Corp. merged with the Company. Mr. Zizza is presently Chairman of Metropolitan Paper Recycling, Inc. Mr. Zizza is also Chairman of Bethlehem Advanced Materials. Mr. Zizza was President and Chief Financial Officer of NICO Construction Company, Inc. until 1985, when NICO merged with The LVI Group, Inc. Prior to joining The LVI Group, Inc., Mr. Zizza was an independent financial consultant and had been a lending officer for Chemical Bank. Mr. Zizza’s current and former directorships include: The Gabelli Equity Trust (NYSE), The Gabelli Asset Fund, The Gabelli Growth Fund, The Gabelli Convertible and Income Securities Fund, The Gabelli Utility Trust Fund (NYSE), The Gabelli Global Multimedia Trust (NYSE), The Gabelli Equity Series Fund, The Gabelli Dividend and Income Trust, The Gabelli Gold Fund, the Gabelli International Growth Fund, The Gabelli Global Gold Natural Resources, Westwood Funds, Earl Scheib Inc (NASDAQ), and St. David’s School. Mr. Zizza received a B.S. in Political Science and an M.B.A. from St. John’s University.

Jerome M. Hauer

Mr. Hauer, age 57, has served as a member of our board of directors since June 2004. Mr. Hauer has served as chief executive officer at The Hauer Group, a consulting services firm, since March 2006. Mr. Hauer served as senior vice president and co-chair of the homeland security practice of Fleishman-Hillard Government Relations, a government relations service firm, from January 2005 to March 2006. Prior to joining Fleishman-Hillard, Mr. Hauer served as the director of Response to Disaster and Emergencies Institute and assistant professor at the George Washington University School of Public Health from November 2003 to December 2004. Mr. Hauer served as acting assistant secretary for public health emergency preparedness of the U.S. Department of Health and Human Services, or HHS, from June 2002 to November 2003 and as director of the office of public health preparedness of HHS from May 2002 to June 2002. He also served as managing director of the crisis and consequence management group at Kroll Associates, a risk consulting firm, from October 2000 to February 2002. Mr. Hauer served as the first director of the New York City Mayor’s Office of Emergency Management under Mayor Rudolph Giuliani. He also served as the director of Emergency Medical Services and Emergency Management as well as director of the Department of Fire and Buildings for the State of Indiana under Governor

Evan Bayh. Mr. Hauer serves on the board of directors of Emergent BioSolutions, Inc., a publicly held pharmaceutical company. Mr. Hauer previously served as a member of the Health Advisory Board of the Johns Hopkins School of Public Health and as a member of the National Academy of Science’s Institute of Medicine’s Committee to Evaluate the R&D Needs for Improving Clinical Medical Response to Chemical or Biological Terrorism Incidents. Mr. Hauer received an M.H.S. in public health from Johns Hopkins University School of Hygiene and Public Health and a B.A. in Psychology and History from New York University.

Marc R. Sarni

Mr. Sarni, age 50, has served as a member of our board of directors since June 2004. Mr. Sarni is a Managing Director of NEW Holdings, LLC and a Principal at Cornerstone Investment, LLC and Howard Commercial Corp., companies engaged in the investment in, and development, brokerage and property management of, both residential and commercial real estate. Mr. Sarni worked as an investment banker at A.G. Edwards and Sons, Inc. for 17 years, and from 1997 until 2003, Mr. Sarni was the Managing Director responsible for establishing and managing the Healthcare Industry Group within the corporate finance department’s Emerging Growth Sector. The Healthcare Industry Group of A.G. Edwards focused primarily on emerging growth medical technology, biotechnology, specialty pharmaceutical and healthcare services companies. Prior to joining A.G. Edwards, Mr. Sarni spent three years working as a Certified Public Accountant at PriceWaterhouse (now PricewaterhouseCoopers LLP). Mr. Sarni currently serves as a member of the Boards of Directors of NEW Holdings, LLC, Cornerstone Investment, LLC, Howard Commercial Corp., and Managers for Ascension Health Ventures, the strategic health venture-investing subsidiary of Ascension Health, the nation’s largest Catholic and not-for-profit healthcare system. Mr. Sarni also previously served as a director of Young Innovations, Inc., a publicly held manufacturer and marketer of medical products used primarily in the dental industry and Microtek Medical Holdings, Inc., a publicly held developer of infection and fluid control, safety, and other medical products directed at the healthcare industry Mr. Sarni graduated from the University of Missouri at Columbia with a BSBA degree in Accounting and from the University of Chicago with an M.B.A. in Finance.

Richard B. Hollis

Mr. Hollis, age 56, founded Hollis-Eden in August 1994, and served as Chairman, President and Chief Executive Officer until the termination of his employment in March 2009. Mr. Hollis has over 30 years experience in the health care industry. Mr. Hollis began his career in product sales with Baxter Travenol (today Baxter International), where he specialized in launching and marketing parenteral, enteral and intravenous solutions to hospitals and nursing homes. Mr. Hollis next joined Imed Corporation, a world leader in drug delivery devices in the 1980s, where he held numerous sales, marketing and managerial positions. When Imed was acquired by Warner Lambert (today part of Pfizer Inc.), Mr. Hollis was one of two Division Managers at Imed. After leaving Warner Lambert, Mr. Hollis joined Genentech, Inc. as Western Business Unit Manager. Following Genentech, Mr. Hollis joined Instromedix, a manufacturer of cardiac monitoring devices, as General Manager and Vice President of Marketing and Sales, and subsequently was named Chief Operating Officer of Bioject Medical, a manufacturer of needleless drug delivery devices. Mr. Hollis received his B.A. in Psychology from San Francisco State University after studying the humanities while attending St. Mary’s College.

Executive Officers

The following table sets forth information regarding our Executive Officers as of April 24, 2009.

Name	Age	Position
James M. Frincke, Ph.D.	58	Interim Chief Executive Officer
Robert L. Marsella	56	Senior Vice President, Business Development and Marketing
Christopher L. Reading, Ph.D.	61	Chief Scientific Officer
Dwight R. Stickney, M.D.	66	Chief Medical Officer
Robert W. Weber	58	Interim Chief Financial Officer, Chief Accounting Officer and Vice President, Operations

James M. Frincke, Ph.D., joined Hollis-Eden as Vice President, Research and Development in 1997. Dr Frincke was promoted to Executive Vice President in 1999, to Chief Scientific Officer in 2001, to Chief Operating Officer in February 2008, and to Interim Chief Executive Officer in March 2009. Dr. Frincke joined Hollis-Eden from Prolinx, Inc., where he served as Vice President, Therapeutics Research and Development from 1995 to 1997. During his 24 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases and organ transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix Inc. (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters for lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry from the University of California, Davis. Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

Robert L. Marsella became Vice President of Business Development and Marketing of Hollis-Eden in 1997, and was promoted to Senior Vice President of Business Development and Marketing in 2004. Mr. Marsella has more than 25 years of medical sales, marketing, and distribution experience. Prior to joining Hollis-Eden, Mr. Marsella acted as a distributor of various cardiac related hospital products for a number of years. In addition, he has also served as Regional Manager for Genentech and launched ActivaseTM, t-pa (a biopharmaceutical drug) in the Western United States. Prior to joining Genentech, Mr. Marsella marketed intravenous infusion pumps for Imed Corporation for four years. Mr. Marsella began his career as a field sales representative and soon after was promoted to regional sales manager for U.S. Surgical Corporation, Auto Suture division. Mr. Marsella received his B.A. degree from San Diego State University.

Christopher L. Reading, Ph.D., became Vice President of Scientific Development in 1999. Dr. Reading was promoted to Executive Vice President, Scientific Development in 2002 and to Chief Scientific Officer in February 2008. Prior to joining Hollis-Eden, Dr. Reading was Vice President of Product and Process Development at Novartis Inc.-owned SyStemix Inc. During this time, he successfully filed three investigational new drug applications (INDs) in the areas of stem cell therapy technology and stem cell gene therapy for HIV/AIDS. Prior to joining SyStemix, Dr. Reading served on the faculty of the M.D. Anderson Cancer Center in Houston for nearly 13 years. His positions there included Associate and Assistant Professor of Medicine in the Departments of Hematology and Tumor Biology. During his career, Dr. Reading has given more than 25 national and international scientific presentations, published more than 50 peer-reviewed journal articles and 15 invited journal articles as well as written nearly 20 book chapters, and received numerous grants and contracts which supported his research activities. Dr. Reading has served on the National Science Foundation Advisory Committee for Small Business Innovative Research Grants (SBIR) as well as on the editorial boards of Journal of Biological Response Modifiers and Molecular Biotherapy. He holds a number of patents for his work with monoclonal antibodies and devices. Dr. Reading received his Ph.D. in Biochemistry at the University of California at Berkeley and completed postdoctoral study in tumor biology at The University of California at Irvine. He earned his B.A. in biology at the University of California at San Diego.

Dwight R. Stickney, M.D., was appointed Vice President, Medical Affairs in 2003 and was promoted to Chief Medical Officer in February 2008. He joined Hollis-Eden as Medical Director, Oncology in 2000. Dr. Stickney joined Hollis-Eden from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California, where he served as an oncologist since 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health’s Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served as Director of the International Order of Forresters Cancer Research Laboratory and on the board of directors of the California Division of the

American Cancer Society. Earlier in his career, Dr. Stickney held positions with Burroughs Wellcome and the Centers for Disease Control, and academic teaching appointments at The University of California at Los Angeles and The University of California at Riverside. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney holds a Bachelor of Science in Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomat of the American Board of Internal Medicine and Hematology and a Diplomat of the American Board of Radiology, Therapeutic Radiology.

Robert W. Weber joined Hollis-Eden in 1996 and currently serves as Hollis-Eden’s Interim Chief Financial Officer and Chief Accounting Officer and was promoted to the additional title of Vice President, Operations in February 2008. Mr. Weber has over twenty-five years of experience in financial management. Mr. Weber has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. He previously served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor (now PMC Sierra), from 1994 to 1996, and Vice President Finance and Chief Financial Officer for Amercom, a personal computer telecommunications software publishing company, from 1993 to 1994. From February 1988 to August 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, a company that develops and markets medical devices and software. Mr. Weber brings a broad and expert knowledge of many aspects of financial management. In various capacities, he has been responsible for all aspects of finance and accounting including cost accounting, cash management, filings with the Securities and Exchange Commission, investor relations, private and venture financing, corporate legal matters, acquisitions/divestitures as well as information services and computer automation. Mr. Weber received a B.S. from GMI Institute of Technology (now Kettering University) and an M.B.A. from the Stanford Graduate School of Business.

Audit Committee

The Audit Committee oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance and assesses the qualifications of the independent registered public accounting firm; determines the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed non-permissible audit services; and monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law. The Audit Committee is also responsible for the review, approval and monitoring of transactions involving the company and “related persons” (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of the company’s outstanding stock) that meet the minimum threshold for disclosure in the proxy statement under the relevant Securities and Exchange Commission rules and regulations (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). The Audit Committee meets and reviews with management and the independent registered public accounting firm: the quarterly financial statements and disclosures prior to the filing of our Quarterly Reports on Form 10-Q; the financial statements and disclosures to be included in our Annual Report on Form 10-K; our policies with respect to risk assessment and risk management; our internal controls; and the results of the annual audit. The Audit Committee is composed of three directors and operates under a written charter adopted by our board of directors. Our board of directors reviews and assesses the adequacy of the Audit Committee’s written charter on an annual basis in light of applicable Nasdaq and Securities and Exchange Commission rules and regulations. The current members of the Audit Committee are Messrs. Hauer, Sarni and Zizza. During 2008, the Audit Committee held five meetings. Our board of directors also annually reviews the definition of independence under the Nasdaq listing standards and Securities and Exchange Commission rules and regulations for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards and Section 10A of the Securities Exchange Act of 1934, as amended). Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements. Mr. Sarni and Mr. Zizza are both considered an “Audit Committee Financial Expert” (as that term is defined in the rules and regulations established by the Securities and Exchange Commission). The “Audit Committee Financial Expert” designated by our board is Mr. Zizza. Our board of directors made a qualitative assessment of Mr. Zizza’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer.

Code of Business Conduct and Ethics

We have adopted the Hollis-Eden Pharmaceuticals Code of Business Conduct and Ethics, which applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.holliseden.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver in a Form 8-K filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Changes To Stockholder Nomination Procedures

On April 22, 2009, our board of directors adopted an amendment to our bylaws to include eligibility requirements for nominees for election to our board of directors. Pursuant to such amendment no person shall be eligible to be nominated for election to the board of directors of the corporation if such person (i) is under indictment for, or has ever been convicted of, a criminal offense involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year, (ii) has, in the five years preceding such person’s nomination for election as a director, been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the “SEC”) to have violated any federal securities or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated or (iii) has ever been terminated as an executive of the corporation if such termination was for “cause” as defined in any employment or employment-related agreement between such person and the corporation.

Item 11.	Executive Compensation

We currently qualify as a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act of 1933, as amended, and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant Securities and Exchange Commission rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply, in some cases, with the requirements applicable to larger companies and, in other cases, with the disclosure requirements applicable to smaller reporting companies. For example, the following overview of our executive compensation is not comparable to the “Compensation Discussion and Analysis” section that is required of SEC reporting companies that are not smaller reporting companies.

Compensation philosophy for named executive officers and overview

The Compensation Committee of our board of directors approves, administers and interprets our executive compensation and benefit policies, including our 2005 Equity Incentive Plan. The compensation of our named executive officers is designed to attract highly qualified executives with the ability, skills and potential necessary for Hollis-Eden to achieve its corporate strategies; to encourage those individuals to continually pursue our strategic objectives while effectively managing the risks and challenges inherent to a development stage pharmaceutical/biotechnology company; to reward those individuals adequately and fairly over time; and to retain those individuals who continue to perform at or above our expectations. Our named executive officers’ compensation has three primary components — base salary, a yearly discretionary cash bonus, and long-term incentive compensation in the form of stock options and, in certain circumstances, restricted stock awards. In addition, our named executive officers are provided with benefits that are generally available to all of our salaried employees, including matching contributions, in the form of our common stock, into our named executive officers’ 401(k) accounts.

Our Compensation Committee views all three components of our compensation for our named executive officers as related but distinct. Although our Compensation Committee reviews total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due in part to the relatively small size of our executive team and the need to tailor each named executive officer’s compensation to attract and retain that named executive officer. Our Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on it’s view of internal equity and consistency, individual performance, current market conditions, consultation with legal counsel and compensation consultants, a review of corporate accomplishments and setbacks during the prior year, consideration of active projects and future projects, review of expiring equity compensation and the dilutive effect of new equity grants, and other information the Compensation Committee deems relevant, such as the compensation survey data referred to below.

Primary components of executive compensation

The aggregate compensation paid to our named executive officers is composed of three primary components: base salary, a yearly discretionary cash bonus, and long-term incentive compensation in the form of stock options and, in certain circumstances, restricted stock awards. Each component is described below in more detail.

Base salary.    Our Compensation Committee fixes the base salary of each of our named executive officers at a level it believes enables us to hire and retain these individuals and to reward our named executive officers for satisfactory individual performance and a satisfactory level of contribution to our overall business goals. In determining the base salaries of our named executive officers, the Compensation Committee also takes into account the base salaries paid to executives in other companies with which we believe we compete for talent, including companies of similar size and stage of development operating in the biotechnology industry, as well as other private and public companies located in our geographical location. For newly hired named executive officers, the base salary is initially established through negotiation at the time the named executive officer is hired, taking into account such named executive officer’s qualifications, experience, prior salary and competitive salary information and any unique personal circumstance that motivated the executive to leave his or her prior position and join Hollis-Eden.

Year-to-year adjustments to each named executive officer’s base salary, if any, are based upon individual performance for that year, changes in the general level of base salaries of persons in comparable positions within our industry and geographical location, and the average merit salary increase for such year for all of our employees, as well as other factors the Compensation Committee judges to be pertinent during that assessment period. Our Compensation Committee subscribes to certain executive compensation surveys and other databases, such as, most recently, the 2008 Radford Biotechnology Survey and the Radford Biotechnology Edition of the Quarterly Summary of Industry Trends Survey Report for the third quarter and fourth quarter 2008, and reviews them periodically when making executive hiring decisions and when reviewing executive compensation. Our Compensation Committee realizes that benchmarking the Company’s compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of the Company’s compensation practices is useful at this point in the life cycle of the Company.

For each named executive officer position, the Compensation Committee generally sets its target base compensation between the 50th and 75th percentile of base compensation paid to executive officers holding equivalent positions in the companies contained in the Radford Biotechnology Survey, a national survey of approximately 1,300 positions in 550 biotechnology organizations. For both 2007 and 2008, this represented a projected increase of approximately 4.0% in base salary over the prior year for the Company’s employees as a whole. This approach applies to our named executive officers and generally to all positions company-wide, except that individual base compensation may range below or above those percentiles depending upon job function, scope of responsibility, individual performance and experience, skills, contribution, and market factors when, in the judgment of our Compensation Committee, the value of the individual’s experience, performance and specific skill set justifies variation. The Compensation Committee has also historically taken into account information from other sources, including input from other independent members of our board of directors and publicly available data relating to the compensation practices and policies of other companies within and outside of our industry. Generally, the salaries for our named executive officers are adjusted effective January 1 of each year. For 2009, the Compensation Committee froze the base salaries for all of the Company’s named executive officers such that the base salaries for the named executive officers will remain at 2008 levels during 2009.

Annual discretionary cash bonuses.    The annual cash bonus payments to our named executive officers are entirely discretionary. In January 2009, our board of directors approved and authorized our management to cancel all cash bonuses related to 2008 performance that might otherwise be granted to the Company’s named executive officers. In February 2009, management implemented this action and all cash bonuses related to 2008 performance that might have otherwise been granted to the Company’s named executive officers were cancelled.

We utilize annual incentive bonuses to compensate our named executive officers for achieving Company financial and operational goals. These objectives relate generally to Company-wide goals and performance objectives, as well as other strategic factors such as establishment and maintenance of key strategic relationships, development of our drug candidates, identification and advancement of additional drug candidates, advancement of scientific research and to financial factors such as raising capital, improving our results of operations and increasing the price per share of our common stock. Our Compensation Committee believes that it is most appropriate and meaningful at this point in the life cycle of the Company to determine discretionary cash bonus amounts, if any, to our named executive officers based upon our management team’s performance and achievement of Company-wide goals as a whole rather than solely upon an individual named executive officer’s achievement of individual performance objectives and departmental or functional area goals.

Bonus payment recommendations for named executive officers other than our Chief Executive Officer are initiated by the Chief Executive Officer and submitted to the Compensation Committee for review and approval. Bonus payment recommendations for our Chief Executive Officer are initiated by the Compensation Committee.

Long-term equity incentive awards.    We use stock options and, in certain circumstances, restricted stock awards to reward long-term performance. These options and restricted stock awards are intended to produce the potential for significant value for each named executive officer if our performance is positive and if the named executive officer has an extended tenure with the Company. To conserve our cash resources, we place special emphasis on equity-based incentives to attract, retain and motivate named executive officers as well as other employees.

The Compensation Committee provides our named executive officers with long-term incentive compensation through grants of stock options and restricted stock awards, generally under the 2005 Equity

Incentive Plan. We believe that stock options provide our named executive officers with the opportunity to purchase and maintain an equity interest in Hollis-Eden and to share in the potential appreciation of the value of our common stock. We believe that stock options align our named executive officers’ incentives with that of our stockholders because options have value only if our stock price increases over time. The stock options also utilize vesting periods that encourage named executive officers to continue in their employment with us. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our named executive officers and key employees, we realize that it is important in some circumstances that we utilize other forms of equity awards as and when we may deem necessary. For example, in 2006, we granted restricted stock awards to our named executive officers, as we believed that this was an additional way to reward them for and motivate them toward superior performance.

The Compensation Committee considers the grant of each option or restricted stock award subjectively, considering factors such as the individual performance of the named executive officer and the anticipated contribution of the named executive officer to the attainment of our long-term strategic performance goals. Long-term incentives granted in prior years are also taken into consideration. Grants are made to all employees when hired based on salary level and position. All employees, including named executive officers, are eligible for subsequent, discretionary grants, which are generally based on either individual or corporate performance, as well as the position held within the Company.

All of the option grants made to our named executive officers in 2008 were made at the fair market value of our common stock on the grant date, determined by the closing market value of our common stock as reported on The Nasdaq Global Market on the date of grant. We do not have any program, plan or obligation that requires us to grant equity compensation to any named executive officers on specified dates. The authority to make equity grants to named executive officers rests with our Compensation Committee

Severance and change in control benefits

Mr. Weber, our Interim Chief Financial Officer, Chief Accounting Officer and Vice President, Operations has a provision in his employment agreement providing for certain severance benefits in the event of termination without cause, as well as a provision in his employment agreement providing for the acceleration of his then unvested options in the event of termination without cause following a change in control of the Company. These severance and acceleration provisions are described in the “Employment, Severance and Change of Control Agreements” section below, and certain estimates of these change of control benefits are provided in “Potential Payments Upon Termination or Change of Control” section below.

Other benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees. There were no special benefits or significant perquisites provided to any named executive officer in 2008.

Material tax and accounting implications of executive compensation policies

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure discretionary cash bonus compensation so that it is taxable to our employees at the time it becomes available to them. Federal income tax law prohibits publicly held companies from deducting certain compensation paid to a named executive officer that exceeds $1 million during the tax year. To the extent that compensation is based upon the attainment of performance goals set by the Compensation Committee pursuant to plans approved by our stockholders, such compensation is not included in the computation of this limit. Although the Compensation Committee intends, to the extent feasible and where it believes it is in the best interests of the Company and our stockholders, to attempt to qualify executive compensation as tax deductible, it does not intend to permit this tax provision to dictate the Compensation Committee’s development and execution of effective compensation plans.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2006, 2007 and 2008, compensation awarded to or paid to, or earned by, our Interim Chief Executive Officer, our Interim Chief Financial Officer and our three other most highly compensated executive officers in 2008, and one other person that served as our Chief Executive Officer during 2008 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)		Total ($)
Richard B. Hollis Former Chairman of the Board and Chief Executive Officer(3)	2006	$512,000	$385,000	$32,818	$817,138	$936		$1,747,892
	2007	$532,480	$266,240	$40,669	$915,999	$19,685	(4)	$2,501,333
	2008	$553,779	—	$49,991	$726,260	$43,595	(5)	$1,373,625

Dr. James M. Frincke Interim Chief Executive Officer	2006	$287,000	$57,400	$12,307	$326,738	$12,875	(6)	$696,320
	2007	$298,480	$59,696	$15,251	$361,287	$7,707		$742,421
	2008	$325,000	—	$18,746	$319,729	$23,554	(7)	$687,029

Dr. Christopher L. Reading Chief Scientific Officer	2006	$250,100	$50,020	$5,130	$156,334	$7,161		$468,745
	2007	$260,104	$52,021	$6,354	$164,664	$7,584		$490,727
	2008	$270,508	—	$7,811	$111,520	$7,801		$397,640

Dwight R. Stickney, M.D. Chief Medical Officer	2006	$343,375	$68,675	$5,130	$137,344	$3,089		$557,613
	2007	$357,110	$71,422	$6,354	$154,983	$5,921		$595,790
	2008	$371,394	—	$7,811	$111,178	$5,461		$495,844

Robert L. Marsella Senior Vice President, Business Development and Marketing	2006	$221,400	$44,280	$5,130	$100,724	$7,645		$379,179
	2007	$230,256	$46,051	$6,354	$151,540	$5,269		$439,470
	2008	$248,000	—	$7,811	$146,477	$14,988	(8)	$417,276

Robert W. Weber Interim Chief Financial Officer, Chief Accounting Officer and Vice President, Operations	2006	$205,000	$41,000	$5,130	$100,714	$8,980		$360,824
	2007	$213,200	$42,640	$6,354	$148,296	$15,631	(9)	$426,121
	2008	$235,000	—	$7,811	$170,022	$16,719	(10)	$429,552

(1)	Amounts are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments”. See Note 2 “Summary of Accounting Policies” of the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the assumptions underlying valuation of our equity awards.
(2)	Amounts shown in this column include company match for each Named Executive Officer’s contributions to the Company’s 401(k) plan as well as life insurance premiums paid on behalf of each Named Executive Officer.
(3)	Mr. Hollis’ employment with the Company terminated effective March 18, 2009.
(4)	The amount shown includes a pay out of $18,688 in accrued paid time off to Mr. Hollis.
(5)	The amount shown includes a pay out of $42,598 in accrued paid time off to Mr. Hollis.
(6)	The amount shown includes a pay out of $5,519 in accrued paid time off to Dr. Frincke.
(7)	The amount shown included a pay out of $12,500 in accrued paid time off to Dr. Frincke as well as a company match of $3,156 for Dr. Frincke’s spouse.
(8)	The amount shown includes a pay out of $9,538 in accrued time off to Mr. Marsella.
(9)	The amount shown includes a pay out of $8,200 in accrued paid time off to Mr. Weber.
(10)	The amount shown includes a pay out of $9,038 in accrued paid time off to Mr. Weber.

Employment, Severance and Change of Control Agreements

We have entered into an employment agreement with Mr. Weber, our Interim Chief Financial Officer, Chief Accounting Officer and Vice President, Operations, which provides that if Mr. Weber’s employment is terminated without cause, Mr. Weber shall be entitled to the following: (i) base salary through date of termination, (ii) one year of severance pay at Mr. Weber’s highest salary, (iii) an amount equal to the prior calendar year’s bonus awarded to Mr. Weber, (iv) immediate vesting of all unvested stock options held by Mr. Weber, and the continuation of the exercise period of all stock options held by Mr. Weber until the final expiration of the original term of such stock options, and (v) continued receipt for one year of all employee benefit plans and programs in which Mr. Weber and his family were entitled to participate immediately prior to the date of termination. Under Mr. Weber’s employment agreement, voluntary termination due to a “change in duties” or a “change of control of the company” will be considered the same as termination for any reason other than cause and shall entitle Mr. Weber to receive the benefits described in (i) through (v) above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.

The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
Richard B. Hollis(7)	126,667		10.56	11/14/2009	(2)	9,000	(5)	$6,120
	160,000		6.50	12/09/2010	(3)
	160,000		9.91	01/08/2012	(3)
	80,000		9.91	01/08/2012	(1)
	80,000		12.25	06/24/2013	(1)
	160,000		5.29	02/25/2013	(3)
	160,000		14.97	01/15/2014	(3)
	119,600	5,200	10.75	02/10/2015	(3)
	51,000	21,000	6.20	02/12/2016	(3)
	80,000	80,000	5.43	12/10/2016	(3)
	88,889	111,111	1.66	07/31/2017	(2)
	44,445	55,555	3.00	07/31/2017	(2)
	44,445	55,555	4.00	07/31/2017	(2)
	44,445	55,555	5.00	07/31/2017	(2)
		500,000	1.62	01/16/2018	(3)

James M. Frincke	64,166		10.56	11/14/2009	(2)	3,375	(5)	2,295
	65,000		6.50	12/09/2010	(3)
	45,000		6.50	12/09/2010	(2)
	60,000		9.91	01/08/2012	(3)
	60,000		5.29	02/25/2013	(3)
	10,000		12.25	06/24/2013	(4)
	64,000		14.97	01/15/2014	(3)
	44,850	1,950	10.75	02/10/2015	(3)
	19,125	7,875	6.20	02/12/2016	(3)
	30,000	30,000	5.43	12/10/2016	(3)
	88,889	111,000	1.66	07/31/2017	(2)
	55,000	5,000	1.62	01/16/2018	(8)
		60,000	1.62	01/16/2018	(3)
	3,000		1.62	01/16/2018	(1)

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
Christopher L. Reading	45,000		16.63	01/03/2009	(2)	1,407	(5)	957
	15,417		10.56	11/14/2009	(2)
	21,354		6.50	12/09/2010	(3)
	40,000		9.91	01/08/2012	(3)
	13,333		9.91	01/08/2012	(1)
	25,000		5.29	02/25/2013	(3)
	10,000		12.25	06/24/2013	(4)
	31,000		14.97	01/15/2014	(3)
	18,688		10.75	02/10/2015	(3)
	7,969	3,281	6.20	02/12/2016	(3)
	12,500	12,500	5.43	12/10/2016	(3)
	44,445	55,555	1.66	07/31/2017	(2)
		25,000	1.62	01/16/2018	(3)

Robert L. Marsella	10,000		10.56	11/14/2009	(2)	1,407	(5)	957
	25,000		6.50	12/09/2010	(3)
	30,000		6.50	12/09/2010	(3)
	25,000		9.91	01/08/2012	(3)
	25,000		5.29	02/25/2013	(3)
	25,000		14.97	01/15/2014	(3)
	18,688	812	10.75	02/10/2015	(3)
	7,969	3,281	6.20	02/12/2016	(3)
	12,500	12,500	5.43	12/10/2016	(3)
	53,333	66,667	1.66	07/31/2017	(2)
	22,917	2,083	1.62	01/16/2018	(8)
		25,000	1.62	01/16/2018	(3)

Robert W. Weber	20,000		10.56	11/14/2009	(2)	1,407	(5)	957
	25,000		6.50	12/09/2010	(3)
	25,000		6.50	12/09/2010	(3)
	25,000		9.91	01/08/2012	(3)
	25,000		5.29	02/25/2013	(3)
	25,000		14.97	01/15/2014	(3)
	18,688	812	10.75	02/10/2015	(3)
	7,969	3,281	6.20	02/12/2016	(3)
	12,500	12,500	5.43	12/10/2016	(3)
	44,445	55,555	1.66	07/31/2017	(2)
	22,917	2,083	1.62	01/16/2018	(8)
		25,000	1.62	01/16/2018	(3)
	3,000		1.62	01/16/2018	(1)
	30,350		2.25	02/26/2013	(1)

Dwight R. Stickney	50,000		11.81	06/22/2010	(3)	1,407	(5)	957
	36,000		6.90	05/28/2011	(3)
	12,500		9.91	01/08/2012	(3)
	12,500		5.29	02/25/2013	(3)
	10,000		12.25	06/24/2013	(3)
	1,000		12.20	06/25/2013	(1)
	28,000		14.97	01/15/2014	(3)
	6,000		10.69	12/02/2014	(1)
	18,688	812	10.75	02/10/2015	(3)
	7,969	3,281	6.20	02/12/2016	(3)
	12,500	12,500	5.43	12/10/2016	(3)
	44,445	55,555	1.66	07/31/2017	(2)
		25,000	1.62	01/16/2018	(3)

(1)	These grants vested immediately upon date of grant.
(2)	These grants vest for 1/3rd of the total number of shares on the first year anniversary of the date of grant; 1/36th of the total shares vest each month thereafter.
(3)	These grants vest for 1/4th of the total number of shares on the first year anniversary of the date of grant; 1/48th of the total shares vest each month thereafter.
(4)	These grants vest for 1/4th of the total number of shares immediately upon the date of grant; 1/36th of the total shares vest each month thereafter.
(5)	These restricted stock awards vest over 4 years with 25% of the total shares vesting on the first anniversary of the date of grant and 12.5% of the remaining shares vesting each six-month period thereafter.
(6)	The amounts reflected in this column represents the closing price of a share of our common stock on December 31, 2008 ($0.68) multiplied by the number of shares that have not vested.
(7)	Mr. Hollis’ employment with the Company terminated effective March 18, 2009.
(8)	These grants vest and become exercisable in 12 equal monthly installments.

DIRECTOR COMPENSATION

For 2008, each non-employee director received an annual retainer of $15,000, a fee of $2,500 per in-person board meeting attended, and a fee of $1,000 per telephonic committee meeting attended if the duration of the committee meeting is expected to exceed one hour (including preparation time) with the applicable committee members determining at each such meeting whether such compensation is payable. Also, directors who serve as committee chairmen for board committees received an additional annual retainer of $2,500 per year. We also grant discretionary stock options to non-employee members of our board of directors. In January 2008, in recognition of the tenth anniversary of certain employees’ and directors’ continued service to Hollis-Eden, the compensation committee of our board of directors approved the grant of stock options to these certain employees and directors, including Dr. Merigan, a former director, and Mr. McDonnell, a former director, and Mr. Zizza. These stock option grants, covering an aggregate of 45,000 shares of our common stock, were granted under the 2005 Directors’ Plan with a per share exercise price of $1.62. The shares subject to each of these stock option grants vest and become exercisable in equal monthly installments over a twelve month period beginning on the date of grant subject to continued service to the Company. In January 2008, our then five non-employee directors of our board were also granted options under the 2005 Directors’ Plan covering an aggregate of 75,000 shares of our common stock at an exercise price of $1.62 per share, which was in excess of the fair market value of our common stock on the date of grant of $1.60 (based upon the closing sale price reported on The Nasdaq Global Market). One-third of the total shares subject to each of these stock option awards vest and become exercisable on the first anniversary of the date of grant; thereafter 1/24th of the total remaining shares shall vest in equal monthly installments over the next two years subject to each director’s continued service to the Company. Except as noted above, the exercise prices for these options were equal to the fair market value of our common stock on the date of each grant (based on the closing sale prices reported on The Nasdaq Global Market on the date of each grant).

The following table shows for the fiscal year ended December 31, 2008 certain information with respect to the compensation of all non-employee directors of the Company:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jerome M. Hauer	24,500	—	48,588	—	—		73,088
Brendan R. McDonnell(1)	24,000	—	67,026	—	—	—	91,026
Thomas C. Merigan(3)	24,500	—	82,353	—	—	—	106,853
Marc R. Sarni	30,000	—	48,588	—	—	—	78,588
Salvatore J. Zizza	30,000	—	177,344	—	—	—	207,344

(1)	Mr. McDonnell resigned from our board of directors effective June 9, 2008.
(2)	Amounts are calculated utilizing the provisions of SFAS No. 123R, “Share-based Payments”. See Note 2, “Summary of Accounting Policies,” of the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the assumptions underlying valuation of our equity awards.
(3)	Dr. Merigan resigned from our board of directors effective March 29, 2009.
(4)	The aggregate number of shares subject to option awards as of December 31, 2008 for each of Mr. Hauer, Mr. McDonnell, Dr. Merigan, Mr. Sarni and Mr. Zizza was 85,000, 130,000, 313,500, 85,000 and 208,000, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2009 by: (i) each director and nominee for director; (ii) each of the executive officers named in the compensation table; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of our common stock. Except as otherwise shown, the address of each stockholder listed is in care of Hollis-Eden at 4435 Eastgate Mall, Suite 400, San Diego, California 92121.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Richard B. Hollis(2)	3,926,328	12.8%
James M. Frincke(3)	722,747	2.4%
Robert L. Marsella(4)	305,425	1.0%
Thomas Charles Merigan(5)	265,028	*
Christopher L. Reading(6)	277,912	*
Salvatore J. Zizza(7)	318,250	1.1%
Dwight R. Stickney(8)	276,648	*
Jerome M. Hauer(9)	72,917	*
Marc R. Sarni(10)	77,917	*
Robert W. Weber(11)	346,365	1.2
All executive officers and directors as a group (10 persons)(12)	6,589,537	19.8%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 29,169,655 shares outstanding on March 1, 2009, adjusted as required by rules promulgated by the Securities and Exchange Commission.
(2)	Includes 1,635,829 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009 and 2,158 shares held under our 401(k) plan. Mr. Hollis’ employment with the Company terminated effective March 18, 2009.
(3)	Includes 664,203 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009 and 12,163 shares held under our 401(k) plan in his name. Also includes 32,110 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2008 and 6,396 shares held under our 401(k) plan in his spouse’s name.
(4)	Includes 282,468 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009 and 9,207 shares held under our 401(k) plan.
(5)	Includes 265,028 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009. Dr. Merigan resigned from the board of directors effective March 29, 2009.
(6)	Includes 262,462 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009 and 12,637 shares held under our 401(k) plan.
(7)	Includes 186,750 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009. Also includes 1,500 shares held in trust in the name of his children, with respect to which Mr. Zizza disclaims beneficial ownership.
(8)	Includes 262,358 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009 and 9,540 shares held under our 401(k) plan.
(9)	Includes 72,917 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009.
(10)	Includes 72,917 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009.
(11)	Includes 309,708 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009 and 12,907 shares held under our 401(k) plan.
(12)	Includes 4,046,750 shares subject to options which are presently exercisable or will become exercisable within 60 days of March 1, 2009 and 65,008 shares held under our 401(k) plan.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to all of our compensation plans under which we are authorized to issue our equity securities.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock option equity compensation plans approved by security holders	6,783,049	$5.90	2,093,153
Stock option equity compensation plans not approved by security holders	813,500	$5.02	—
Warrant equity compensation plans not approved by security holders	50,000	$5.52	—

Our equity compensation plans and arrangements adopted without the approval of securities holders that were in effect as of December 31, 2008, and the material features of such plans and arrangements, are described in Note 9 (“Stock Options—Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures with respect to Related Party Transactions

In December 2007, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Hollis-Eden and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of Hollis-Eden, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board) for consideration and approval or ratification and provide all information available to it which is material to the review and consideration of such transaction. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to Hollis-Eden, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve or ratify a related-person transaction, the Audit Committee look at, in light of known circumstances, whether the transaction is, or is not inconsistent with, the best interests of Hollis-Eden and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Transactions

Dr. James Frincke’s wife serves as our director of accounting. She earned $109,823 in base salary during fiscal year 2008 and received a stock option grant in January 2008 for 3,100 shares at an exercise price of $1.62 per share.

In September 2007, Dr. Merigan, one of our former directors, was granted an additional stock option to purchase up to 75,000 shares of our common stock, at an exercise price of $2.14 per share, under the 2005 Directors’ Plan. One-third of the total shares subject to this stock option award vest and become exercisable on the first anniversary of the date of grant; thereafter 1/24th of the total remaining shares shall vest in equal monthly installments over the next two years subject to Dr. Merigan’s continued service to the Company. In addition, in September 2007, the board of directors approved an extension of the expiration date of the exercise period for an existing fully vested and exercisable stock option granted to Dr. Merigan, from February 25, 2008 to February 25, 2013, resulting in the deemed cancellation of the original stock option and the grant of a replacement stock option under the 2005 Equity Plan. Dr. Merigan was originally granted this option grant to purchase a total of 125,000 shares of our common stock with an exercise price of $2.25 per share in March 1996, for consulting services. In February 2003, this stock option grant expired and we issued a new stock option grant to Dr. Merigan to purchase a total of 125,000 shares of our common stock with an exercise price below market of $2.25. An accounting charge was booked by the Company at the time of the grant of this option grant.

In February 2003, Mr. Weber, our Interim Chief Financial Officer, Chief Accounting Officer and Vice President, Operations was granted a fully vested and exercisable stock option to purchase a total of 40,000 shares of our common stock with an exercise price of $2.25 per share with a five year exercise period expiring February 25, 2008. In January 2008, the compensation committee of our board of directors approved the extension of the expiration date of the exercise period for the remaining 30,350 shares underlying this stock option from February 25, 2008 to February 25, 2013 resulting in the deemed cancellation of the original stock option and the grant of a replacement stock option.

Director Independence

As required under The Nasdaq Global Market (Nasdaq) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the company’s board of directors. After review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board affirmatively has determined that Messrs. Sarni, Zizza and Hauer are independent directors within the meaning of the Nasdaq listing standards.

Our Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each member of these committees meets the independence standards set forth in the Nasdaq listing standards.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees incurred for services rendered by BDO Seidman, LLP, our independent registered public accounting firm in 2008 and 2007. All such services were pre-approved by the Audit Committee in accordance with the pre-approval policy described below.

	2008		2007
Audit Fees
• Annual financial statements and reviews of quarterly financial statements	$78,000		$157,405	(1)
• Review of other documents filed with the SEC	$2,500		5,000
• Other Fees	$8,000	(2)	13,117	(2)
Subtotal Audit Fees	$88,500		$175,522
Audit Related Fees	-0-		-0-
Tax Fees	$8,000		$8,000
Total	$96,500		$183,522

(1)	Approximately $76,500 in audit and quarterly review fees and $80,905 in the audit of internal controls over financial reporting paid to our independent registered public accounting firm.
(2)	Comprised of out-of-pocket expenses, administrative fees and board and audit committee meeting attendance.

PRE-APPROVAL POLICIES

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, internal control services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm, BDO Seidman, LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service.

During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for those such instances. The Chairman must report on such approvals at the next scheduled Audit Committee meeting.

The Audit Committee has determined that the rendering of the non-audit services by BDO Seidman, LLP is compatible with maintaining the auditor’s independence.

All fiscal year 2008 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Listing of Exhibits

Exhibit Number	Document Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Frincke.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

By:	/S/ JAMES M. FRINCKE
James M. Frincke, Interim Chief Executive Officer

Date: April 28, 2009