Form 10-Q
period 2009-03-31
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2009-05-14
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☐    NO  ☒

As of May 13, 2009 there were 29,316,355 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

Part I. Financial Information

Item 1.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	Mar. 31, 2009	Dec. 31, 2008*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$20,091	$24,152
Prepaid expenses	153	262
Deposits	61	7

Total current assets	20,305	24,421
Property and equipment, net of accumulated depreciation of $1,522 and $1,496, respectively	562	641
Restricted Cash	34	34
Deposits	—	61

Total assets	$20,901	$25,157

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	724	323
Accrued expenses	1,924	1,629

Total current liabilities	$2,648	$1,952

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,228 and 29,228 shares issued; 29,169 and 29,169 shares outstanding, respectively	292	292
Paid-in capital	259,808	259,465
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(241,501)	(236,206)

Total stockholders’ equity	18,253	23,205

Total liabilities and stockholders’ equity	$20,901	$25,157

*	Derived from the audited financial statements as of December 31, 2008

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

			Period from Inception (Aug.15, 1994) to March 31, 2009
	Three Months ended March 30,
	2009	2008
Revenue:
Contract R&D revenue	$—	$—	$1,208

Total revenue	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	3,266	4,126	154,488
R&D compensation expense related to equity awards	135	219	3,730
R&D costs related to common stock, option & warrant grants for collaborations	—	—	5,882

Total research and development	3,401	4,345	164,100

General and administrative:
G&A operating expenses	1,755	1,484	66,379
G&A compensation expense related to equity awards	207	334	5,948
G&A costs related to common stock, option & warrant grants	—	—	12,412

Total general and administrative	1,962	1,818	84,739

Settlement of dispute	—	—	3,000

Total operating expenses	5,363	6,163	251,839

Other income (expense):
Loss on disposal of assets	(6)	—	(154)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	(7,627)
Interest income	74	415	17,299
Interest expense	—	—	(388)

Total other income, net	68	415	9,130

Net loss	$(5,295)	$(5,748)	$(241,501)

Net loss per share-basic and diluted	$(0.18)	$(0.20)
Weighted average number of common shares outstanding-basic and diluted	29,169	29,005

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands

			Period from Inception (Aug. 15, 1994) to March 31, 2009
	Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,295)	$(5,748)	$(241,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79	78	2,092
Compensation expense related to equity awards	342	553	9,678
Disposal of assets	6	—	168
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	—	—	1,410
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Common stock issued as consideration for In Process R&D	—	—	2,809
Expense related to warrants issued as consideration to consultants	—	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	109	93	(153)
Deposits	7	(48)	(61)
Other receivables	—	645	—
Accounts payable	401	422	1,415
Accrued expenses	295	(242)	1,877

Net cash used in operating activities	(4,056)	(4,247)	(197,998)

Cash flows used in investing activities:
Purchase of property and equipment	(5)	(7)	(2,821)

Net cash used in investing activities	(5)	(7)	(2,821)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,796

Net cash from financing activities	—	—	220,910

Net increase (decrease) in cash	(4,061)	(4,254)	20,091
Cash and equivalents at beginning of period	24,152	43,215	—

Cash and equivalents at end of period	$20,091	$38,961	$20,091

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

All numbers in thousands

			Period from Inception (Aug. 15, 1994) to Sept. 30, 2008
	Three Months ended March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2008, which was filed with the United States Securities and Exchange Commission on March 31, 2009.

New Accounting Pronouncements

At its December 2007 meeting, the Financial Accounting Standards Board (“FASB”), ratified the consensus reached by the Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. (“EITF 07-1”). EITF 07-1 concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this standard did not have a material impact on it’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”), No. 141(R), “Business Combinations,” (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. SFAS 141(R) applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on it’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 has no effect on the Company’s financial position, statement of operations, or cash flows at this time.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements ” (“SFAS 157”). SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. In February 2008, Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) was issued. FSP 157-2 delays the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. SFAS 157 does not modify any currently existing accounting pronouncements. The Company adopted SFAS 157 effective January 1, 2008 and it did not have a material impact on the Company’s financial statements. The Company is currently in the process of evaluating whether the adoption of FSP 157-2 will have a material impact on its financial statements.

On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was issued on October 10, 2008 and is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 had no impact on its financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows eligible financial assets and liabilities to be measured at fair value that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in earnings at each reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the Company elects for similar types of assets and liabilities. The Company has adopted the pronouncement and it has had no material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance to help an entity in determining whether a market for an asset is not active and when a price for a transaction is not distressed. The model includes the following two steps:

•	Determine whether there are factors present that indicate that the market for the asset is not active at the measurement date; and

•	Evaluate the quoted price (i.e., a recent transaction or broker price quotation) to determine whether the quoted price is not associated with a distressed transaction.

FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP FAS 115-2 must be adopted concurrently. In addition an entity that elects to early adopt FSP FAS 107-1 must early adopt FSP FAS 157-4 and FSP FAS 115-2. The Company is currently in the process of evaluating whether the adoption of FSP FAS 157-4 will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 includes changes to the guidance for other-than-temporary impairments (“OTTI”). Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. In addition, FSP FAS 115-2 requires entities to initially apply the provisions of the final standard to previously other-than-temporarily impaired instruments existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired instrument held as of the effective date to accumulated other comprehensive net loss from retained earnings. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP FAS 115-2 must be adopted concurrently. In addition an entity that elects to early adopt FSP FAS 107-1 must early adopt FSP FAS 157-4 and FSP FAS 115-2. The Company is currently in the process of evaluating whether the adoption of FSP FAS 115-2 will have a material impact on its financial statements.

In April, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”) This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The FSP is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP FAS 115-2 must be adopted concurrently. In addition, an entity that elects to early adopt FSP FAS 107-1 must early adopt FSP FAS 157-4 and FSP FAS 115-2. The Company is currently in the process of evaluating whether the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its financial statements.

Accrued Expenses

Accrued expenses as of March 31, 2009 include approximately $0.45 million in accrued vacation expense and $1.45 million in other research and development and general and administrative expenses.

Accrued expenses as of December 31, 2008 include approximately $0.5 million in accrued vacation expense and $1.1 million in other research and development and general and administrative expenses.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. There were no revenues recorded during the three-month period ended March 31, 2009 under the CFFT agreement. To date, $1.2 million has been paid upon completing agreed upon events.

3.	Equity Transactions

Options to purchase 5,600 shares of common stock were granted in the three-month period ended March 31, 2009. There were no options to purchase shares of common stock exercised in the three-month period ended March 31, 2009. The Company accounts for stock option grants in accordance with SFAS 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.3 million and $0.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.

In February 1997, as part of an employment agreement, the Company granted a non-statutory stock option to an executive to purchase 2,400,000 shares of the Company’s common stock at a price of $5.00 per share, which vested ratably over a six-year period. The intrinsic value of the options was $1,848,000. As a result, the Company recorded as deferred compensation a non-cash charge of $1,848,000, which was being amortized ratably over the six-year vesting period. Through February 1999, the Company had amortized a total of $641,333. In March 1999, the Company announced the resignation of this executive, at which time the Company and the executive agreed that the option would remain outstanding for a total of 1,200,000 shares, including the acceleration of vesting of 400,000 shares. This acceleration is considered to be a new grant of options and, as such, the Company took a one-time non-cash charge of $4.9 million during the first quarter of 1999. No change was made to the terms of the option for the remaining 800,000 shares. In February 2008, 400,000 of the options were forfeited. The remaining 800,000 shares expired unexercised during February 2009.

4.	Fair Value Measurement

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at March 31, 2009:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$19,932	$0	$0	$19,932

Total	$19,932	$0	$0	$19,932

5.	Litigation Matters

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

The following discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. This discussion represents our current judgment on the future direction of our business and our actual results may differ materially from those discussed here due to risks and factors including the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others as well as the risks and factors set forth below under the caption “Risk Factors.” Additional factors that could cause or contribute to such differences can be found in the financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

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

We have been unprofitable since our inception. As of March 31, 2009, we had an accumulated deficit of approximately $241.5 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (“IAC”), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through March 31, 2009, we have incurred approximately $164.1 million in research and development expenses, $84.7 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through March 31, 2009, we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $9.1 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.2 million loss on disposal of assets. These expenses have been offset by $17.3 million in interest income. The combination of these resulted in a net loss of $241.5 million for the period from inception until March 31, 2009.

Research and development expenses were $3.4 million and $4.3 million for the three-month periods ended March 31, 2009 and 2008, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $0.9 million for the three-month period ended March 31, 2009, compared to the same periods in 2008, primarily due to a decrease in general research and development projects and stock option compensation expense and was offset by an increase in clinical trial expenditures.

General and administrative expenses were $2.0 million and $1.8 million for the three-month periods ended March 31, 2009 and 2008, respectively. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses increased by $0.2 million for the three-month period ended March 31, 2009, compared to the same period in 2008, primarily due to an increase in legal fees related to the termination of Mr. Hollis. The increase was offset by a decrease in salaries, investor communications and in stock option compensation expense.

Other income and expenses were $0.07 million and $0.4 million for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in interest income was due to lower interest rates and cash balances.

Please refer to critical accounting policies included in the 10K-A as amended.

Liquidity and Capital Resources

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Lease Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$869	$859	$10	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of March 31, 2009, our cash and cash equivalents totaled approximately $20.1 million.

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

There have been no material changes to our investment portfolio from December 31, 2008 to the present. At March 31, 2009, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our interim chief executive officer and interim chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were sufficiently effective to ensure that the information required by the Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our interim chief executive officer and interim chief financial officer as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our interim chief executive officer and interim chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met, and, as set forth above, our interim chief executive officer and interim chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The description of risks below includes certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects and, as a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around a proprietary class of small compounds which we believe shows promise for the treatment of several diseases and disorders. However, all drug candidates require approval by the U.S. Food and Drug Administration (“FDA”) before they can be commercialized in the United States as well as approval by various foreign government agencies before they can be commercialized in other countries. These regulations change from time to time and new regulations may be adopted. None of our drug candidates have been approved for commercial sale and we do not expect that any of our present or future drug candidates will be commercially available for a number of years, if at all. We have incurred losses since our inception and we expect to continue to incur significant additional operating losses for the foreseeable future as we fund development, preclinical and clinical testing and other expenses in support of regulatory approval of our drug candidates. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that our drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. For example, we have completed three interim analyses of data from our on-going Phase II clinical trial with TRIOLEX in type 2 diabetes patients and each interim analysis determined that, as of the date of such analysis, TRIOLEX was failing to meet its primary endpoint of lowering HbA1c in subjects treated with TRIOLEX compared to subjects treated with placebo. Each of these three interim analyses showed a statistically significant reversal in favor of placebo over TRIOLEX at day 57. The second interim and third interim analysis showed a trend in favor of placebo over TRIOLEX at day 84. Beginning with the first interim analysis, each of these interim analyses indicate that this trial will not achieve its primary endpoint of a statistically significant reduction in HbA1c at the conclusion of the trial for the total patient population. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. In addition, we do not know whether early results from any of our ongoing clinical trials will be predictive of final results of any such trial. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon, development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $241.5 million as of March 31, 2009. Our net losses for fiscal years 2008, 2007 and 2006 were approximately $21.6 million, $23.1 million and $30.2 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of March 31, 2009, our cash and cash equivalents totaled approximately $20.1 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.27 to $10.25 between September 30, 2005 and May 7, 2009.

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

Assuming that outstanding options have not been exercised, Richard B. Hollis, our former Chief Executive Officer and a member of our board of directors, owned approximately 7.9% of our outstanding common stock as of May 13, 2009. Assuming that Mr. Hollis exercised all of his outstanding options that vest within 60 days of May 13, 2009, Mr. Hollis would beneficially own approximately 12.6% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended March 31, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended.

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 10, 2007).

*3.3	Amendment to the Bylaws of Registrant (incorporated by reference to Exhibit 3.5 to Registrant’s Current Report on Form 8-K dated April 23, 2009).

*3.4	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.45	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*4.1	Rights Agreement dated as of November 15, 1999 among Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 1999).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Frincke.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of James M. Frincke and Robert W. Weber.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: May 13, 2009	/s/ Robert W. Weber
Robert W. Weber Interim Chief Financial Officer/ Chief Accounting Officer/ Vice President-Operations (Principal Financial and Accounting Officer)