Form 10-Q
period 2009-06-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2009-08-14
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

As of August 13, 2009 there were 29,310,355 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

Part I. Financial Information

Item 1.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	June 30, 2009	Dec. 31, 2008*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$15,173	$24,152
Restricted cash	34	—
Prepaid expenses	581	262
Deposits	61	7

Total current assets	15,849	24,421
Property and equipment, net of accumulated depreciation of $1,563 and $1,496, respectively	502	641
Restricted cash	—	34
Deposits	—	61

Total assets	$16,351	$25,157

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	282	323
Accrued expenses	1,562	1,629

Total current liabilities	$1,844	$1,952

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,369 and 29,228 shares issued; 29,310 and 29,169 shares outstanding, respectively	293	292
Paid-in capital	260,311	259,465
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(245,751)	(236,206)

Total stockholders’ equity	14,507	23,205

Total liabilities and stockholders’ equity	$16,351	$25,157

*	Derived from the audited financial statements as of December 31, 2008

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three Months ended June 30,		Six Months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30, 2009
	2009	2008	2009	2008
Revenue:
Contract R&D revenue	$—	$—	$—	$—	$1,208

Total revenue	—	—	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	2,583	4,173	5,849	8,299	157,071
R&D costs related to common stock, stock option grants including collaborations and technology purchases	167	261	302	480	9,779

Total research and development	2,750	4,434	6,151	8,779	166,850

General and administrative:
G&A operating expenses	1,241	1,400	2,996	2,884	67,620
G&A costs related to common stock, option & warrant grants	295	404	502	738	18,655

Total general and administrative	1,536	1,804	3,498	3,622	86,275

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	4,286	6,238	9,649	12,401	256,125

Other income (expense):
Loss on disposal of assets	(2)	—	(7)	—	(155)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	37	251	111	666	17,336
Interest expense	—	—	—	—	(388)

Total other income, net	35	251	104	666	9,166

Net loss	$(4,251)	$(5,987)	$(9,545)	$(11,735)	$(245,751)

Net loss per share-basic and diluted	$(0.14)	$(0.21)	$(0.33)	$(0.40)
Weighted average number of common shares outstanding-basic and diluted	29,305	29,040	29,237	29,023

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

All numbers in thousands

	Six Months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(9,545)	$(11,735)	$(245,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137	154	2,151
Loss on disposal of assets	7	—	169
Compensation expense related to equity awards	804	1,218	10,139
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	43	60	1,453
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Expense related to warrants issued as consideration to consultants	—	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock issued as consideration for In Process R&D	—	—	2,809
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(319)	(17)	(581)
Deposits	7	5	(61)
Other receivables	—	645	—
Accounts payable	(41)	889	973
Accrued expenses	(67)	(263)	1,515

Net cash used in operating activities	(8,974)	(9,044)	(202,916)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(5)	(48)	(2,821)

Net cash used in investing activities	(5)	(48)	(2,821)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,796

Net cash from financing activities	—	—	220,910

Net increase (decrease) in cash	(8,979)	(9,092)	15,173
Cash and equivalents at beginning of period	24,152	43,215	—

Cash and equivalents at end of period	$15,173	$34,123	$15,173

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

All numbers in thousands

	Six Months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30,
	2009	2008	2009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—	$388
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at June 30, 2009, and for the three-month and six-month periods ended June 30, 2009 and 2008, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden,” “we” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2008, which was filed with the United States Securities and Exchange Commission on March 31, 2009.

New Accounting Pronouncements

At its December 2007 meeting, the Financial Accounting Standards Board (“FASB”), ratified the consensus reached by the Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this standard did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 has no effect on our financial position, statement of operations, or cash flows at this time.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. In February 2008, Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) was issued. FSP 157-2 delays the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. SFAS 157 does not modify any currently existing accounting pronouncements. We adopted SFAS 157 effective January 1, 2008 and it did not have a material impact on our financial statements. The adoption of FSP 157-2 had no impact on our financial statements.

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

FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP FAS 115-2 must be adopted concurrently. In addition an entity that elects to early adopt FSP FAS 107-1 must early adopt FSP FAS 157-4 and FSP FAS 115-2. The adoption of FSP FAS 157-4 had no material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Accrued Expenses

Accrued expenses as of June 30, 2009 include approximately $0.4 million in accrued vacation expense and $1.2 million in other research and development and general and administrative expenses.

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

In return for this funding, the Company has agreed to pay CFFT a minimum royalty on sales of a specified compound over a specified period following regulatory approval in the United States. Additional compensation is due to CFFT if net sales of this compound exceed a specified amount over a period of time.

Revenue is recognized under this agreement on a milestone completion basis for each distinct agreed-upon event. There were no revenues recorded during the three-month or six-month periods ended June 30, 2009 under the CFFT agreement. To date, $1.2 million has been paid upon completing agreed upon events.

3.	Equity Transactions

Options to purchase 0 and 5,600 shares of common stock were granted in the three-month and six-month periods ended June 30, 2009. There were no options to purchase shares of common stock exercised in the three-month or six-month periods ended June 30, 2009. The Company accounts for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.5 million and $0.8 million for the three-month and six-month periods ended June 30, 2009, respectively and $0.7 million and $1.2 million for the same periods in 2008. The Company may from time to time extend previous option grants.

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at June 30, 2009:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$14,799	$0	$0	$14,799

Total	$14,799	$0	$0	$14,799

5.	Litigation Matters

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

6.	Subsequent Events

The Company has evaluated all subsequent events through August 13, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 13, 2009, there were no subsequent events that required recognition or disclosure.

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

We have been unprofitable since our 1994 inception. As of June 30, 2009, we had an accumulated deficit of approximately $245.8 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through June 30, 2009, we have incurred approximately $166.8 million in research and development expenses, $86.3 million in general and administrative expenses, and $3.0 million in the settlement of a dispute.

From inception through June 30, 2009, we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $9.2 million in net, other income, as our $17.3 million of interest income has been partly offset by $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.2 million loss on disposal of assets. The combination of these resulted in a net loss of $245.8 million for the period from inception until June 30, 2009.

Research and development expenses were $2.8 million and $6.2 million for the three-month and six-month periods ended June 30, 2009, respectively, compared to $4.4 million and $8.8 million for the same periods in 2008. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $1.7 million and $2.6 million for the three-month and six-month periods ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to a decrease in general and preclinical research and development projects; stock option compensation expense also declined. These decreases were partly offset by an increase in clinical trial expenditures, including expenditures for a follow-on study of TRIOLEX™ (HE3286) in drug-naive inflamed, obese insulin resistant type 2 diabetic patients.

General and administrative expenses were $1.5 million and $3.5 million for the three-month and six-month periods ended June 30, 2009, respectively, and $1.8 million and $3.6 million for the same periods in 2008. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $0.3 million and $0.1 million for the three-month and six-month periods ended June 30, 2009, respectively, compared to the same period in 2008. The decrease was due mainly to a decrease in salaries expense, investor communications and stock option compensation expense, offset by an increase in legal fees related primarily to the termination of our former chief executive officer Richard Hollis.

Other income, net was $35,000 and $104,000 for the three-month and six-month periods ended June 30, 2009, respectively, compared to $0.3 million and $0.7 million for the same periods in 2008. The decrease in interest income was due to lower interest rates and cash balances.

Please refer to critical accounting policies included in the Form 10K filed on March 31, 2009.

Liquidity and Capital Resources

A summary of our current contractual obligations is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$570	$562	$8	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. The first six months cash usage of approximately $9 million is not representative going forward due to staff reductions, winding down laboratory operations and the completion of some clinical trial activities. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of June 30, 2009, our cash and cash equivalents totaled approximately $15.2 million.

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

Staffing and Strategy

During February 2009, we announced an aggressive cost-cutting plan to preserve capital and to focus on the advancement of our clinical development programs of TRIOLEX™ (HE3286) and APOPTONE™ (HE3235). As a result, we reduced our workforce by 20 employees (approximately 33%) and had 42 FTEs (full-time equivalents) at the end of the first quarter, March 2009. We continue to focus the company’s efforts on the clinical programs and reassess the staffing requirements on a regular basis. During the second quarter, there was some attrition and several employees switched from full-time to a part time basis, bringing our FTEs to 36.5 at the end of the June. We anticipate the FTEs to be approximately 29 by the end of September with the completion of the remaining pre-clinical projects and some clinical activities.

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

There have been no material changes to our investment portfolio from December 31, 2008 to the present. At June 30, 2009, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rule 13a-15(b) of the Exchange Act, James M. Frincke, our chief executive officer, and Robert W. Weber, our chief financial officer, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that the information required in the reports we file under the Exchange Act is gathered, reported-up, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met, and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We are still a development stage company.

We have never had any revenues from sales of products. None of our drug candidates has been approved for commercial sale and we do not expect that any of our present or future drug candidates will be commercially available for a number of years, if at all. We have incurred losses since our inception and we expect to continue to incur significant additional operating losses for the foreseeable future as we fund development, preclinical and clinical testing and other expenses in support of regulatory approval of our drug candidates.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around a proprietary class of small compounds which we believe shows promise for the treatment of several diseases and disorders. However, all drug candidates require approval by the U.S. Food and Drug Administration (“FDA”) before they can be commercialized in the United States as well as approval by various foreign government agencies before they can be commercialized in other countries. These regulations change from time to time and new regulations may be adopted. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that our drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. In addition, we do not know whether early results from any of our ongoing clinical trials will be predictive of final results of any such trial. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon, development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time, which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $245.8 million as of June 30, 2009. Our net losses for fiscal years 2008, 2007 and 2006 were approximately $21.6 million, $23.1 million and $30.2 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the U.S. and elsewhere. Because we are pursuing potentially large markets, our competitors include major multinational pharmaceutical companies, specialized biotechnology firms as well as academic institutions, government agencies and private and public research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our drug candidates, assuming that our drug candidates gain regulatory approval. A large number of companies including Merck & Company, Inc., GlaxoSmithKline, Takeda Pharmaceuticals, Amylin Pharmaceuticals, Inc., AstraZeneca, Novartis, Novo Nordisk, Pfizer Inc., Sanofi-Aventis and Eli Lilly and Co. are developing and marketing new drugs for the treatment of type 2 diabetes. Similarly, a large number of companies, including Merck & Company, Inc., Pfizer Inc., Johnson & Johnson Inc. and Amgen Inc., are developing and marketing new drugs for the treatment of chronic inflammatory conditions. In addition, there are also a number of other companies with drug candidates in development targeting late-stage prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved before any of our drug candidates could potentially be approved. Many, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours.

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

Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly or better-marketed than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors’ existing products or new products under development. Similarly, we cannot predict whether any of our drug candidates, if approved, will have sufficient advantages to cause healthcare professionals to adopt our products over competing products. If we are unable to compete successfully, we may never be able to sell enough products at a price sufficient to permit us to generate profits.

We need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult or impossible to continue our business.

As of June 30, 2009, our cash and cash equivalents totaled approximately $15.2 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

Existing and/or future pricing regulations and reimbursement limitations may limit our potential profits from the sale of our products.

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

The United States Congress is considering various proposals for fundamental reform of the health care and health insurance systems, including proposals championed by President Obama. Although it is premature to assess the exact effect on us of whatever proposals are to be adopted, it is likely that the overall effect of such legislation on us would be negative.

Delays in the conduct or completion of our preclinical or clinical studies or the analysis of the data from our preclinical or clinical studies may result in delays in our planned filings for regulatory approvals, or adversely affect our ability to enter into collaborative arrangements.

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with TRIOLEX™ (HE3286) in the United States under an IND, for the treatment of metabolic diseases;

•	Phase I/II clinical trial with TRIOLEX™ (HE3286) in the United States under an IND for the treatment of metabolic diseases;

•	Phase II clinical trial with TRIOLEX™ (HE3286) in the United States in type 2 diabetes patients under an IND for the treatment of metabolic diseases;

•	Phase I/II clinical trial with TRIOLEX™ (HE3286) in the United States under an IND for the treatment of ulcerative colitis;

•	Phase I/II clinical trial with TRIOLEX™ (HE3286) in the United States in rheumatoid arthritis patients under an IND for the treatment of diseases of inflammation; and

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

•	we may not have the financial resources to continue research and development of any of our drug candidates;

•	we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing;

•	we may lose any competitive advantage associated with early market entry; and

•	our ability to generate revenues may be delayed.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

•	delays in enrolling volunteers;

•	interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

•	lower than anticipated retention rate of volunteers in a clinical trial;

•	higher then expected placebo response rate;

•	unfavorable efficacy results;

•	serious side effects experienced by study participants relating to the drug candidate;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	failure to conduct a clinical trial in accordance with regulatory requirements or clinical protocols;

•	inspection of a clinical trial operations or clinical trial site by regulatory authorities resulting in the imposition of a clinical hold;

•	new communications from regulatory agencies about how to conduct these studies; or

•	failure to raise additional funds resulting in lack of adequate funding to continue a clinical trial or study.

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

Our founder, Richard Hollis, is no longer a Company officer or director.

Our founder and former chief executive officer Richard B. Hollis was terminated during March 2009. The departure of a founder, who has helped to shape our culture and vision, is always a special challenge for an emerging company.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.27 to $10.25 between September 30, 2005 and August 7, 2009.

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

Our common stock is quoted on The Nasdaq Global Market. In order to continue to be included in The Nasdaq Global Market, a company must meet Nasdaq’s maintenance criteria. We may not be able to continue to meet these listing criteria, and currently are not in compliance with some of them, including the $1.00 minimum bid price, market value of publicly traded shares and market value of listed securities criteria. Failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from The Nasdaq Global Market. If our common stock is delisted, in order to have our common stock relisted on The Nasdaq Global Market we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, if we were delisted we may not be able to have our common stock relisted on The Nasdaq Global Market. If our common stock is removed from listing on The Nasdaq Global Market, it may become more difficult for us to raise funds and may materially limit the trading market of our common stock.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Assuming that outstanding options are not exercised, Richard B. Hollis, our former Chief Executive Officer and a former member of our board of directors, owned approximately 7.8% of our outstanding common stock as of August 13, 2009. Assuming that Mr. Hollis exercised all of his outstanding options that vest within 60 days after August 13, 2009, Mr. Hollis would beneficially own approximately 12.8% of our outstanding common stock. As a result, Mr. Hollis may be able to significantly influence all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants or conversion od convertible securities, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 12, 2009:

1.	Salvatore J. Zizza and James M. Frincke were elected to serve as Class III directors to hold office until the 2012 Annual Meeting of Stockholders. For Salvatore J. Zizza the results of voting were: 19,394,403 for, 1,453,850 withheld. For James M. Frincke the results of voting were: 19,410,373 for, 1,437,880 withheld.

2.	The selection by the Audit Committee of our Board of Directors of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified with the following votes: 19,687,968 for, 616,566 against, 519,314 abstained, and 24,405 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 10, 2007).

*3.3	Amendment to the Bylaws of Registrant (incorporated by reference to Exhibit 3.5 to our Current Report on Form 8-K dated April 23, 2009).

*10.1	Employment Agreement dated as of June 1, 2009 between us and Robert L. Marsella (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated June 5, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Frincke.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of James M. Frincke and Robert W. Weber.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: August 13, 2009	By:	/s/ Robert W. Weber
Robert W. Weber Chief Financial Officer and Vice President-Operations (Principal Financial and Accounting Officer)