Form 10-Q
period 2009-09-30
HOLLIS EDEN PHARMACEUTICALS INC /DE/
filed 2009-11-06
CIK 899394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

As of November 5, 2009 there were 29,417,589 shares of registrant’s Common Stock, $.01 par value, outstanding.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Form 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Part I. Financial Information

Item 1.	Financial Statements

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)

	Sept. 30, 2009	Dec. 31, 2008*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$12,099	$24,152
Restricted cash	34	—
Prepaid expenses	397	262
Other receivable	19	—
Deposits	61	7

Total current assets	12,610	24,421
Property and equipment, net of accumulated depreciation of $1,493 and $1,496, respectively	421	641
Restricted Cash	—	34
Deposits	—	61

Total assets	$13,031	$25,157

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	305	323
Accrued expenses	1,328	1,629

Total current liabilities	$1,633	$1,952

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,452 and 29,228 shares issued; 29,393 and 29,169 shares outstanding, respectively	294	292
Paid-in capital	260,614	259,465
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(249,164)	(236,206)

Total stockholders’ equity	11,398	23,205

Total liabilities and stockholders’ equity	$13,031	$25,157

*	Derived from the audited financial statements as of December 31, 2008

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30,
	2009	2008	2009	2008	2009
Revenue:
Contract R&D revenue	$—	$—	$—	$—	$1,208

Total revenue	—	—	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	2,411	3,339	8,260	11,638	159,482
R&D costs related to common stock, stock option grants including collaborations and technology purchases	167	221	469	701	9,946

Total research and development	2,578	3,560	8,729	12,339	169,428

General and administrative:
G&A operating expenses	738	1,128	3,734	4,012	68,359
G&A costs related to common stock, option & warrant grants	103	377	605	1,115	18,758

Total general and administrative	847	1,505	4,345	5,127	87,123

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	3,425	5,065	13,074	17,466	259,551

Other income (expense):
Loss on disposal of assets	(12)	—	(19)	—	(166)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	18	210	129	876	17,354
Interest expense	—	—	—	—	(388)

Total other income, net	12	210	116	876	9,179

Net loss	$(3,413)	$(4,855)	$(12,958)	$(16,590)	$(249,164)

Net loss per share-basic and diluted	$(0.12)	$(0.17)	$(0.44)	$(0.57)
Weighted average number of common shares outstanding-basic and diluted	29,389	29,073	29,288	29,040

The accompanying notes are an integral part of these financial statements.

Hollis-Eden Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

All numbers in thousands

	Nine Months ended Sept. 30,		Period from Inception (Aug. 15, 1994) to Sept. 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(12,958)	$(16,590)	$(249,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	186	235	2,200
Loss on disposal of assets	39	—	201
Compensation expense related to equity awards	1,074	1,816	10,409
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	78	105	1,488
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Expense related to warrants issued as consideration to consultants	—	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock issued as consideration for In Process R&D	—	—	2,809
Deferred compensation expense related to options issued	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	(135)	20	(397)
Deposits	7	(2)	(61)
Other receivables	(19)	645	(19)
Accounts payable	(18)	307	996
Accrued expenses	(302)	(619)	1,280

Net cash used in operating activities	(12,048)	(14,083)	(205,990)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(5)	(70)	(2,821)

Net cash used in investing activities	(5)	(70)	(2,821)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	—	(34)
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,796

Net cash from financing activities	—	—	220,910

Net increase (decrease) in cash	(12,053)	(14,153)	12,099
Cash and equivalents at beginning of period	24,152	43,215	—

Cash and equivalents at end of period	$12,099	$29,062	$12,099

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

The information at September 30, 2009, and for the three-month and nine-month periods ended September 30, 2009 and 2008, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”, “we” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2008, which was filed with the United States Securities and Exchange Commission on March 31, 2009 and amended on April 28, 2009.

New Accounting Pronouncements

Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ASC 808-10, concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under ASC 808-10 applies to the entire collaborative agreement. ASC 808-10 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this standard did not have a material impact on our financial statements.

Effective July 1, 2009, the Company adopted a replacement of “FASB Statement No. 162” The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our financial statements.

Accrued Expenses

Accrued expenses as of September 30, 2009 include approximately $0.3 million in accrued vacation expense, $.03 million in 401K payables and $1.0 million in other research and development and general and administrative expenses.

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

Revenue is recognized under this agreement on a milestone completion basis for each distinct agreed-upon event. There were no revenues recorded during the three-month or nine-month periods ended September 30, 2009 under the CFFT agreement. To date, $1.2 million has been paid upon completing agreed upon events.

3.	Equity Transactions

Options to purchase 0 and 8,600 shares of common stock were granted in the three-month and nine-month periods ended September 30, 2009. There were no options to purchase shares of common stock exercised in the three-month or nine-month periods ended September 30, 2009. The Company accounts for stock option grants in accordance with ASC 718, Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.3 million and $1.1 million for the three-month and nine-month periods ended September 30, 2009, respectively and $0.6 million and $1.8 million for the same periods in 2008. The Company may from time to time extend previous option grants.

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

We adopted ASC 820-10 as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at September 30, 2009:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$11,454	$0	$0	$11,454

Total	$11,454	$0	$0	$11,454

5.	Litigation Matters

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

The Company has evaluated all subsequent events through November 6, 2009, which represents the filing date of this Form 10Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009 and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 6, 2009, there were no subsequent events that required recognition or disclosure.

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

We have been unprofitable since our inception in August 1994. As of September 30, 2009, we had an accumulated deficit of approximately $249.2 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through September 30, 2009, we have incurred approximately $169.4 million in research and development expenses, $87.1 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through September 30, 2009, we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $9.2 million in net, other income, as our $17.4 million of interest income has been partly offset by $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.2 million loss on disposal of assets. The combination of these resulted in a net loss of $249.2 million for the period from inception until September 30, 2009.

Research and development expenses were $2.6 million and $8.7 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to $3.6 million and $12.3 million for the same periods in 2008. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $1.0 million and $3.6 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to a decrease in general and preclinical research and development projects resulting from reduced personnel; stock option compensation expense also declined. These decreases were partly offset by an increase in clinical trial expenditures, including expenditures for a follow-on study of TRIOLEX™ (HE3286) in drug-naive inflamed, obese insulin resistant type 2 diabetic patients.

General and administrative expenses were $0.8 million and $4.3 million for the three-month and nine-month periods ended September 30, 2009, respectively, and $1.5 million and $5.1 million for the same periods in 2008. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $0.7 million and $0.8 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the same period in 2008. The decrease was due mainly to a decrease in salaries expense resulting from reduced personnel, investor communications and stock option compensation expense, offset by an increase in legal fees related primarily to the termination of our former chief executive officer Richard Hollis.

Other income, net was $0.01 million and $0.12 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to $0.2 million and $0.9 million for the same periods in 2008. The decrease in interest income was due to lower interest rates and cash balances.

Please refer to critical accounting policies included in the Form 10K filed on March 31, 2009, and amended on April 28, 2009.

Liquidity and Capital Resources

A summary of our current contractual obligations as of September 30, 2009 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$272	$267	$5	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. The first nine months cash usage of approximately $12 million is not representative going forward due to staff reductions, winding down laboratory operations and the completion of some clinical trial activities. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of our capital resources before the time frames specified here. We may not be successful in raising necessary funds. As of September 30, 2009, our cash and cash equivalents totaled approximately $12.1 million.

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

Staffing and Strategy

During February 2009, we announced an aggressive cost-cutting plan to preserve capital and to focus on the advancement of our clinical development programs of TRIOLEX™ (HE3286) and APOPTONE™ (HE3235). As a result, we reduced our workforce by 20 employees (approximately 33%) and had 42 FTEs (full-time equivalents) at the end of the first quarter, March 2009. We continue to focus the company’s efforts on the clinical programs and reassess the staffing requirements on a regular basis. During the second quarter, there was some attrition and several employees switched from full-time to a part time basis, bringing our FTEs to 36.5 at the end of the June. At the end of September, we had 27.5 FTEs and currently forecast the workforce to be approximately 20 FTE’s at the end of 2009.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K, as amended, for the year ended December 31, 2008. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

There have been no material changes to our investment portfolio from December 31, 2008 to the present. At September 30, 2009, our investment portfolio included only cash, money market accounts and a time deposit and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rule 13a-15(b) of the Exchange Act, James M. Frincke, our chief executive officer, and Robert W. Weber, our chief financial officer, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that the information required in the reports we file under the Exchange Act is gathered, reported-up, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met, and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The description of risks below includes certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008 and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects and, as a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

We are still a development stage company.

We have never had any revenues from sales of products. None of our drug candidates has been approved for commercial sale and we do not expect that any of our present or future drug candidates will be commercially available for a number of years, if at all. We have incurred losses since our inception and we expect to continue to incur significant additional operating losses for the foreseeable future as we fund clinical testing and other expenses in support of regulatory approval of our drug candidates.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $249.2 million as of September 30, 2009. Our net losses for fiscal years 2008, 2007 and 2006 were approximately $21.6 million, $23.1 million and $30.2 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of September 30, 2009, our cash and cash equivalents totaled approximately $12.1 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with TRIOLEX™ (HE3286) in the United States under an IND, for the treatment of metabolic diseases;

•	Phase I/II clinical trial with TRIOLEX™ (HE3286) in the United States under an IND for the treatment of metabolic diseases;

•	Phase II clinical trial with TRIOLEX™ (HE3286) in the United States in type 2 diabetes patients under an IND for the treatment of metabolic diseases;

•	Phase II clinical trial with TRIOLEX™ (HE3286) in the United States under an IND for the treatment of ulcerative colitis;

•	Phase I clinical trial with TRIOLEX™ (HE3286) in the United States in rheumatoid arthritis patients under an IND for the treatment of diseases of inflammation; and

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.27 to $10.25 between September 30, 2005 and November 5, 2009.

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

We received a letter from The NASDAQ Stock Market on September 15, 2009. The letter states that Hollis-Eden is not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because its common stock had closed below $1.00 per share for 30 consecutive business days. The letter also states that in accordance with Nasdaq Marketplace Rules, we have 180 days, or until March 15, 2010, to regain compliance with the Minimum Bid Price Rule. This letter has no immediate effect on the NASDAQ listing or trading of Hollis-Eden’s common stock.

We will regain compliance with the Minimum Bid Price Rule if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days before March 15, 2010. However, if we do not regain compliance with the Minimum Bid Price Rule by March 15, 2010, the Nasdaq staff will provide us with a written notification that our common stock is subject to delisting.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Richard B. Hollis, our former Chief Executive Officer and a former member of our board of directors, owned approximately 7.8% of our outstanding common stock as of November 5, 2009. As a result, Mr. Hollis may be able to significantly influence all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants or conversion of convertible securities, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*4.2	Amended and Restated Rights Agreement entered into on October 19, 2009 between Hollis-Eden Pharmaceuticals, Inc.and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 22, 2009).

*4.3	Amendment and Restated Certificate of Designation of Series B Junior Preferred Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 22, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Frincke.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of James M. Frincke and Robert W. Weber.

*	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLIS-EDEN PHARMACEUTICALS, INC.

Dated: November 6, 2009	/s/ Robert W. Weber
Robert W. Weber
Chief Financial Officer and
Vice President-Operations
(Principal Financial and Accounting Officer)