Form 10-K
period 2009-12-31
Harbor BioSciences, Inc.
filed 2010-03-30
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34584

HARBOR BIOSCIENCES, INC.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2. (Check One).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2009, the end of the Company’s most recently completed second fiscal quarter, was approximately $14,497,860 based on the closing stock price of $0.50 for the Registrant’s Common Stock as reported by the Nasdaq Global Market*.

As of March 27, 2010, there were outstanding 29,433,939 shares of the Registrant’s Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after Registrant’s fiscal year end December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

* Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the Registrant’s common stock outstanding at June 30, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Harbor BioSciences, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the information incorporated herein, contains forward-looking statements that involve and are subject to risks and uncertainties. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this Annual Report on Form 10-K. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations reflected in this Annual Report on Form 10-K are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved and such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Such forward-looking statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions. The actual future results for Harbor BioSciences, Inc. may differ materially from those discussed here for various reasons, including those discussed in this Annual Report in Part 1, Item 1A under the heading “Risk Factors,” Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements as a result of new information, to reflect future events or developments. When used in this Annual Report, unless otherwise indicated, “we,” “our” and “us” refers to Harbor BioSciences, Inc.

PART I

Item 1.	Business

GENERAL OVERVIEW

Harbor BioSciences, Inc. (“Harbor BioSciences”), a clinical-stage pharmaceutical company, is engaged in the discovery and development of products for the treatment of diseases related to aging. Our current development efforts are primarily focused on a series of steroid hormone analogs that are derived from the human adrenal metabolome.

We are currently focused on the development of two clinical drug development candidates—APOPTONE® (HE3235), a compound in a Phase I/IIa clinical trial for late-stage prostate cancer and TRIOLEX® (HE3286), a compound currently in early Phase II clinical trials for the treatment of type 2 diabetes and staged for Phase II clinical trials in ulcerative colitis (UC) and rheumatoid arthritis (RA).

Drawn from our unique and proprietary platform, our research program has identified additional lead candidates active in preclinical models of cancer, metabolic conditions, autoimmune conditions, lung inflammation, bone degeneration and organ regeneration.

Our principal executive offices are located at 4435 Eastgate Mall, Suite 400, San Diego, California 92121, and our telephone number is (858) 587-9333. We incorporated in Delaware in 1992.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (IAC), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Effective February 9, 2010, we changed our name from Hollis-Eden Pharmaceuticals, Inc. to Harbor BioSciences, Inc. The name change was effected pursuant to Section 253 of the General Corporation Law of the

State of Delaware by the merger of our wholly owned subsidiary into us. We were the surviving corporation and, in connection with the merger, we amended our Amended and Restated Certificate of Incorporation to change our name to Harbor BioSciences, Inc.

Effective February 18, 2010, our common stock began trading under a new Nasdaq symbol, “HRBR” and CUSIP number “41150V 103”.

Harbor BioSciences, TRIOLEX, APOPTONE, and the Harbor BioSciences stylized logo are trademarks of Harbor BioSciences, Inc. This filing also includes trademarks owned by other parties. All other trademarks mentioned are the property of their respective owners. Use or display by us of other parties’ trademarks or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or product owners.

Our periodic and current reports that we file with the Securities and Exchange Commission, or SEC, are available free of charge, on our website, as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the SEC. Our Internet address is www.harborbiosciences.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

Harbor BioSciences’ Approach

Over the last several decades, scientists have developed novel tools to study biological function at the molecular level. These tools enabled an intellectual approach to drug development largely centered on the selection of agents that interacted with validated molecular targets for specific diseases. While this approach has resulted in a number of successful drugs, frequently their use is limited by serious side effects.

At Harbor BioSciences, we embrace a “systems biology” approach to drug development, one that accounts for and leverages the complexity of tissue specific reactions integral to a variety of molecular pathways. Rather than simply blocking or stimulating an isolated target, we are attempting to integrate a number of different scientific disciplines, including molecular biology, high speed computing and engineering, to understand interactions and identify signals that restore homeostasis. There is evidence that dysregulation at the metabolome level can lead to a diverse set of diseases and conditions. Chronic inflammatory processes may be a common link to tissue destruction in diverse diseases such as arthritis, diabetes, HIV, Alzheimer’s disease and cancer. All of these conditions may benefit by a blunting of the inflammatory response and the restoration of homeostasis.

Our development strategy is based on the hypothesis that adrenal products are critical to the regulation of the body’s complex defense system. We believe that in young, healthy adults, adrenal products such as cortisol, dehydroepiandrosterone (DHEA) and its metabolome, provide important signals that determine whether appropriate cytokines are produced at appropriate times to properly regulate immune responses. Under conditions of stress, chronic infections or systemic inflammation, changes to adrenal products themselves, their metabolism, and perturbations of signaling pathways in peripheral tissues, may drive the growth of certain tumors and be causative to diseases of advancing age, including metabolic syndrome, autoimmune diseases, immune mediated inflammatory disease and an impaired ability to fight infections.

Most drug developers are taking a ground up approach, first striving to understand and identify critical components in these intricate cascades, and then trying to design drugs that can successfully block or stimulate specific pathways. In contrast, ours is a top down approach, beginning with the discovery of new members of the adrenal steroid metabolome. Then, by applying pharmaceutical development methodology, our goal is to design compounds that modify critical adrenocorticoid endocrine pathways. We believe this approach has the potential to identify product candidate compounds to treat a myriad of diseases associated with advancing age, including certain cancers, metabolic and autoimmune diseases as well as immune-mediated inflammatory diseases. We believe that successfully applying these principles may have the potential to develop pharmaceuticals to address a number of large and important markets, including many unmet medical needs.

TECHNOLOGY

Platform

Our primary technology development efforts are focused on a series of adrenal steroid hormones and synthetic analogs that may be useful in treating a wide variety of medical conditions, if successfully developed. These adrenal hormones are depleted during advancing age, a process accelerated by infectious diseases and chronic immune system disorders. High plasma concentrations of these hormones are positively correlated with attenuated disease, in certain indications, and their maintenance is often associated with healthy aging.

The chemistry and biochemistry of steroids have been extensively studied and utilized in the development of various drugs, especially for hormonal imbalance, for the treatment of infections and cancer as well as inflammation. Harbor BioSciences’ inventory of greater than 700 steroid compounds is a targeted library synthesized under industry standards of medicinal chemistry. The compound library takes existing drug leads and generates neighbors (analogues) of the leads in the chemical space. Many of the compounds are previously undiscovered metabolic products of (DHEA) as well as structurally novel analogues stabilized against additional metabolism. This library is the largest sample of the DHEA metabolome reported and contains many unique chemical structures with diverse biological properties.

The unifying theme of the targeted library is to make drug-like molecules that have unique target recognition characteristics used to derive a structure-activity relationship (SAR) that imparts affinity and selectivity for the selected target. In addition, design features include bioavailability, usually so that the compound can be given orally, metabolic and chemical stability, and with the necessary novelty for patent purposes. Synthesis of active compounds is optimized to be facile and cost-effective with attention to the need for commercialization.

OUR DRUG CANDIDATES IN DEVELOPMENT

We are currently focused on the development of two proprietary synthetic steroid derivatives derived from the human adrenal steroid metabolome. Our lead clinical drug development candidates are APOPTONE (HE3235), currently in clinical trials for late-stage prostate cancer and TRIOLEX (HE3286), with clinical trials conducted for the treatment of obese type 2 diabetes, metabolic and autoimmune disorders. Each of these compounds is described in more detail below. In addition, our research program, focused on the identification and characterization of new adrenal hormones, has identified additional potential, new human hormones that may become future pharmaceutical candidates or nutraceutical products.

APOPTONE (HE3235)

Prostate Cancer

APOPTONE is a second-generation compound we have selected for clinical development in the area of hormone driven cancers, such as prostate cancer. APOPTONE was discovered by screening our proprietary steroid chemical library against a prostate cancer LNCaP cell line. It was selected based on a combination of its potency against cancer and desirable pharmaceutical properties. It has been tested in a number of preclinical cancer models and has shown indications of activity in controlling the incidence, growth and development of new tumors in these models. We believe that APOPTONE is a disease-modifying agent that may directly induce apoptosis, or cell death, in tumor cells, a result that differs from traditional hormone blockade therapies that interrupt the tumor cell growth signal through direct androgen or estrogen receptor mediated mechanisms. While hormone blockade therapy can effectively control prostate cancer for a period of time, it often fails and the cancer grows again and spreads to other organs, usually the bone.

In 2008, we initiated a Phase I/IIa clinical trial with APOPTONE in late-stage castrate resistant prostate cancer (CRPC) patients who have failed hormone therapy and at least one round of chemotherapy. In December

2009, the trial was amended to include a group of CRPC patients with progressive disease that have not been previously treated with chemotherapy. The open-label dose ranging clinical trial is being conducted in various clinical sites including some sites within the Prostate Cancer Clinical Trial Consortium (PCCTC). It is evaluating the safety, tolerance, pharmacokinetics and potential activity of APOPTONE when administered twice daily in late-stage prostate cancer patients. Potential activity of the compound is measured by the effect on time to disease progression, as determined by prostate-specific antigen (PSA) blood tests, computerized tomography (CT), magnetic resonance imaging (MRI), or bone scintigraphy, and its effect on circulating tumor cells (CTC). Approximately 234,000 patients are diagnosed each year with prostate cancer, and global sales for leading prostate cancer drugs range approximately from $500 million to $1 billion annually.

Breast Cancer

We are also exploring the potential of APOPTONE in breast cancer. In pre-clinical models of MNU-induced breast cancer, APOPTONE successfully treated established tumors and prevented the formation of new tumors. It appeared to be synergistic when given in combination with concurrent taxane chemotherapy.

APOPTONE Development Status

APOPTONE is manufactured using several organic synthesis steps from the starting material androsterone. The active pharmaceutical ingredient is formulated to an oral dosage form using commonly used excipients in approved (oral dosage) products. Non-clinical toxicology studies have been done that enable the use of APOPTONE in clinical studies in late-stage prostate cancer and breast cancer patients using 28-day cycles of therapy. Encouraging data were reported from an ongoing Phase I/IIa clinical trial for castration resistant prostate cancer (CRPC)—also referred to as hormone resistant prostate cancer—at the ASCO Genitourinary Cancers Symposium in San Francisco, March 6, 2010. Preliminary results from the study, conducted which included participating member sites of the Prostate Cancer Clinical Trial Consortium (PCCTC), were first reported on November 16, 2009. The phase I/IIa trial is an open-label study with the primary objectives of assessing safety, tolerability, pharmacokinetics and activity of APOPTONE in men with CRPC and an ECOG performance status score of less than or equal to 2 (ambulatory and capable of at least self-care). Patient cohorts are defined by oral daily doses of 10 mg, 20 mg, 30 mg, 50 mg, 100 mg, 200 mg and 350 mg. Subjects are treated on 28-day cycles until toxicity or disease progression; CT and bone scans are obtained every two cycles to assess progression. Based on encouraging signs of activity, the PCCTC recommended an extension of the current trial into patients that have not been treated with chemotherapy. Accordingly, the subject eligibility criteria were amended to include earlier-stage, chemotherapy-naïve patients in a 100 mg expansion cohort and 10 patients have been enrolled to date. As of February 17, 2010, 42 taxane-resistant prostate cancer patients have been entered into the clinical trial at 7 dose levels. Of these 28 (67%) reached their first reassessment (two 28-day cycles), 15 (54%) of these had stable disease on scans or imaging and have received 1-8 additional treatment cycles before disease progression. Six patients continue to receive treatment. The Kaplan-Meier estimate for the median time to progression is 15.3 weeks (range 4-40) for this ongoing trial. The data are essentially complete for the low dose groups. Due to early signs of activity, the 20 mg dose group was expanded to include 14 patients. Eleven of these were evaluable with an actual median time to progression of 20 weeks (range 8-28). Changes in PSA levels were consistent with the properties of this class of agent. The drug has been well tolerated and dose escalation has proceeded to 350 mg per day with no overt dose-limiting toxicities reported. The 350 mg dose group was expanded to include 10 additional pre-chemotherapy patients in order to gain additional information on the tolerability of APOPTONE at this dose level. Several patent applications have been filed for the pharmaceutical formulation of APOPTONE and its use for the treatment of prostate cancer, breast cancer and benign prostate hypertrophy.

Competition

Taxotere chemotherapy is presently the only approved therapy to treat castrate resistant prostate cancer. Despite current treatments, there is an ongoing need for novel oral agents that can control the growth of prostate cancer that is progressing on conventional therapies or hormone treatments. Accordingly, there are a number of companies with drug candidates in development targeting late-stage castration resistant prostate cancer, including compounds already in Phase III clinical trials. Abiraterone produced by Cougar Biotechnology, Inc. is an agent that impedes the synthesis of androgens by inhibition of an enzyme that transforms precursor molecules into the hormone testosterone. Many forms of prostate cancer are dependent on the presence of androgens in order to grow. MDV-3100, produced by Medivation, Inc., is an agent that blocks the action of androgens on prostate cancer cells through interference at the androgen receptor and stopping their growth. Provenge, produced by Dendreon, Inc., is an autologous immune cell therapy that primes the patients cells against prostate cancer cells. All three of these therapies are in late stage clinical and regulatory development. Apoptone is believed to be a disease modification agent with a mechanism of action that distinguishes it from these competitive drug candidates.

TRIOLEX (HE3286)

Inflammatory Processes in Chronic Diseases

One of our primary focus areas is diseases of chronic inflammation. Properly regulated, inflammation is a protective, life saving response to invading pathogens. However, when inflammation goes awry and becomes chronic, it can cause devastating tissue damage and loss of organ function. Chronic inflammation is associated with an over-stimulation of the immune system, often resulting in the release of destructive products such as reactive oxygen species, destructive enzymes and other pro-inflammatory mediators. The over-production of these dangerous products is often due to persistent low-grade infections, aging and the body’s inability to differentiate between itself and foreign invaders. Chronic inflammation has been implicated in the pathogenesis of many diseases ranging from autoimmune conditions, such as arthritis and psoriasis, to infectious diseases, including human immunodeficiency virus (HIV), malaria and tuberculosis, and to metabolic diseases, including diabetes and cardiovascular diseases as well as a number of different cancer types.

Current Treatments for Chronic Inflammation

Some of the most widely used drugs for reducing inflammation belong to the corticosteroid class of compounds, which are also derived from the adrenal metabolom. Market research indicates that U.S. physicians issue tens of millions of new prescriptions for corticosteroids each year for a wide range of conditions. While these drugs are highly effective, chronic use leads to immune suppression and other serious side effects including bone loss.

Over the last decade, a number of new drugs have been introduced that are focused on inhibiting a specific component of the pro-inflammatory cascade, including agents that block specific inflammatory cytokines, such as TNF-alpha and IL-1 beta, as well as drugs that inhibit specific enzymes, such as COX-2, that produce pro-inflammatory mediators. While these drugs have demonstrated significant activity in a number of clinical trials involving chronic inflammatory diseases, such as arthritis, inflammatory bowel disease and psoriasis, most have also demonstrated significant limitations. Many cause dangerous immune suppression and other serious side effects that limit usage. Most focus on one specific mediator of inflammation, which means they may not remain effective and are vulnerable to redundancies in biological pathways. Our goal is to develop compounds that provide appropriate regulatory signals at multiple levels to regain control of the inflammatory process and restore homeostasis.

Diabetes, Insulin Resistance, and Chronic Inflammation

Diabetes is a disease of insulin signaling that is comprised of a constellation of syndromes. Insulin is a hormone needed to move glucose from the blood into cells, where it can be stored, or converted to the energy needed to perform properly. When insulin is not present in sufficient quantity or when signaling pathways do not function correctly, the result is high levels of glucose in the blood. Over time, chronically-elevated blood glucose can lead to a host of severe medical conditions including nerve disease, blindness, limb amputation, heart attack, stroke and death. There are two forms of diabetes: type 1, a chronic condition in which little or no insulin is produced, and type 2, a condition in which the body becomes resistant to the effects of insulin or the body produces some, but not enough, insulin to maintain a normal blood sugar level.

Epidemiological studies have clearly defined risk factors for the development or progression of type 2 diabetes, including genetics, and prenatal and postnatal environmental factors, including low birth weight, obesity, nutrient excess, inactivity, gestational diabetes and advancing age. Each of these risk factors can, via largely undefined mechanisms, lead to insulin resistance, beta-cell dysfunction and overt diabetes. In turn, diabetes-related hyperglycemia and associated metabolic abnormalities can further alter signal transduction and gene-expression thus contributing to a vicious cycle. It is likely that each of these risk factors alter gene expression, possibly in a unique but partly overlapping way. Therefore, superimposition of multiple risk-related and tissue-specific changes in gene expression are required to produce the phenotype of type 2 diabetes.

The need for new classes of agents to treat type 2 diabetes is significant. There are over 22 million Americans with type 2 diabetes and over 170 million type 2 diabetics worldwide. Obese diabetes is a syndrome that is increasing rapidly as a result of advancing age and the rising incidence of obesity. Clinical data indicates only 36% of type 2 diabetics are currently able to maintain the American Diabetes Association maximum recommended HbA1c, (a form of hemoglobin that is primarily used to identify the average plasma glucose concentration over a prolonged period of time), glucose level of less than 7.0%. Large clinical studies have shown that failure to achieve these glucose targets, especially in obese patients, can progressively lead to severe health consequences including neuropathy, blindness, amputation, heart attack, stroke and death. Patients in large clinical trials consistently have a median BMI of 32 indicating that over half the population of T2DM is obese.

Academic researchers have increasingly linked obesity-induced chronic inflammation with type 2 diabetes and elucidated its potential role in leading to insulin resistance in type 2 diabetes. In the setting of type 2 diabetes, evidence suggests that the pathology may arise through perturbations in NF-kappaB signaling, particularly via the TLR4 receptor. TLR4 is a receptor expressed on the surface of macrophages and other cells and is stimulated by certain pathogens such as bacteria and viruses or certain substances such as dietary fatty acids. Stimulation of the TLR4 receptor induces a cascade of pro-inflammatory signals, which in turn, results in activation events that set a complex network of signaling pathways in motion, which culminates with the activation of NF-kappaB and a number of genes under its control that are involved in the inflammatory and cellular stress response. Persistent stimulation can lead to the chronic inflammatory state and associated pathologies.

The development of widely effective agents to treat type 2 diabetes has been difficult because of heterogeneity in the underlying causes of the disease. Advances in genomic, proteomic and metabolomic sciences over the last decade, however, have led to the development of “targeted” diagnostics and therapeutics. These leverage knowledge of an individual’s genetic makeup to create a more personalized approach to healthcare. Genomic testing enables identification of an individual’s susceptibility to disease, predict how a given patient will respond to a particular drug, and match patients with the right therapeutics. This new science of personalized medicine has the potential to improve the design of clinical trials, eliminate unnecessary treatments, reduce the incidence of adverse reactions to drugs, increase the efficacy of treatments and through identifying the right drug for the right patient, ultimately improves health outcomes.

Current Treatments for Type 2 Diabetes

There are several pharmaceutical approaches to treating type 2 diabetes. These include drugs designed to increase insulin production by the pancreas, reduce glucose production by the liver, and drugs, referred to as insulin sensitizers, designed to increase the body’s sensitivity to insulin, thereby improving glucose disposal from the bloodstream. Metformin is usually the first intervention prescribed by physicians when an individual is diagnosed with type 2 diabetes. Frequently clinicians will combine drugs that have different mechanistic approaches to controlling the diabetes in an effort to achieve appropriate glucose control.

TRIOLEX to Treat Chronic Inflammation in Type 2 Diabetes

TRIOLEX is a next-generation compound that we are developing for the treatment of individuals diagnosed with certain chronic inflammatory processes.

In the setting of type 2 diabetes, evidence suggests that the mechanism of action for TRIOLEX may be through the regulation of the NF-kappaB pathway, particularly when it’s stimulated through the TLR4 receptor. TRIOLEX may be the first in a new class of insulin sensitizers to target obesity-mediated dysregulated metabolism. This is a major component of the type 2 diabetes syndrome that is characterized by the presence of a chronic inflammatory state. Through regulation of the NF-kappaB pathway, our scientists believe potential mechanisms of action for TRIOLEX involve control of genes whose products are involved in the inflammatory signaling pathway including TNF-alpha and IL-6. These cytokines are also thought to be critically involved in the pathogenesis of certain autoimmune diseases such as ulcerative colitis and rheumatoid arthritis, and are also implicated in the pathogenesis of metabolic diseases such as non-alcoholic steatohepatitis, cardiovascular disorders, cancer and in general, diseases associated with advancing age.

Based on biochemical experiments, we believe TRIOLEX action on the NF-kappaB pathway is independent of the PPAR-gamma pathway targeted by other insulin sensitizers. Instead, the action of TRIOLEX is associated with a downregulation of pro-inflammatory JNK, IKK and p38 kinase pathways. Chronic activation of these kinase pathways lead to impairment of the insulin receptor substrate-1 protein (IRS-1) function, an important cellular mediator of insulin signaling.

A single-dose Phase I clinical trial conducted during 2007 demonstrated that TRIOLEX is orally bioavailable in humans, with significant drug concentrations detected in the blood at the lowest dose tested. The findings also showed that all doses of TRIOLEX tested appear to be safe and well tolerated in healthy volunteers with no reported drug related serious adverse side effects to date.

A Phase I/II double-blind, placebo-controlled, multi-dose ranging clinical trial with TRIOLEX in obese insulin-resistant subjects was initiated in 2007 and evaluated the safety, tolerance and pharmacokinetics of TRIOLEX when administered for 28 days to obese adult subjects. The potential activity of TRIOLEX to decrease insulin resistance was assessed. In addition, an open-label cohort of six patients with type 2 diabetes mellitus was studied. TRIOLEX was found to be safe and increased insulin sensitivity in insulin resistant subjects.

During 2008, a Phase IIa clinical trial was initiated with TRIOLEX in type 2 diabetes patients that proceeded in two stages. Stage 1 of this double-blinded placebo controlled 12-week dosing trial was exploratory in nature and enrolled 96 patients who were on a stable dose of metformin with hemoglobin A1c (HbA1c) level in excess of 7.5 percent. The primary objectives of this trial were to evaluate the change in HbA1c from baseline to week 12 and to evaluate the safety and tolerance of TRIOLEX given 10 mg per day (5 mg BID) as compared to placebo. A final analysis of activity (HbA1c) in the clinical study of unaudited data was performed on all subjects that completed dosing on day 84 of the study (72 patients). There was no statistical difference between treatment and placebo for HbA1c in the overall patient population.

A retrospective analysis of unaudited data was performed on the subpopulation of patients that represent the inflamed, obese, insulin-resistant, diabetic population. This group is reflective of the impaired glucose tolerance subjects that responded to treatment in the company’s Phase I study. This analysis included patients who met the following criteria at baseline: BMI greater than or equal to 28; fasting plasma insulin levels greater than or equal to 4 µU/mL; fasting plasma C-peptide levels greater than or equal to 2 ng/mL; and serum monocyte chemotactic protein-1 (MCP-1) levels greater than or equal to 400 pg/mL. This phenotype represented 35% of all subjects (89 patients) with values for these parameters at baseline. Twenty-two individuals with this phenotype completed the 84 days of dosing. Those treated with TRIOLEX (10 patients) were found to show improvements in clinical parameters compared to placebo patients (12 patients). These included statistical trends for a decrease in HbA1c (-0.53%, p = 0.06) and a decrease in fasting plasma glucose (-28.75 mg/dL, p = 0.09), as well as non-significant decreases in fasting plasma C-peptide (-0.43 ng/mL), fasting plasma insulin (–0.48 µU/mL), fructosamine (–25.75 µmol/L), HOMA2 insulin resistance (–0.65 IR), and increases in HOMA2 insulin sensitivity (11.3 %S) and HOMA2 beta cell function (17.95 %B). The observed changes in these secondary indicators of activity are all consistent with the observed decreases in HbA1c and glucose in this diabetic subpopulation.

Sensitivity analysis using last observation carried forward indicated that individuals in this subpopulation who completed at least 29 days of dosing showed improvement. A biostatistician who is an expert in analyzing data from type 2 diabetes clinical trials independently confirmed these results.

Stage 2 of the Phase IIa clinical trial was designed to be confirmatory of the HbA1c activity and is presently in progress. Overall Triolex has a good safety profile with no consistent pattern of adverse events associated with its use. The side effects associated with the use of currently approved thiazolidenedione insulin sensitizers, have not been observed with TRIOLEX.

Competition in Diabetes

Given the large market opportunities for products that treat the indications for which we are currently developing our compounds, most major pharmaceutical companies and many biotechnology companies have programs directed toward finding drugs to treat the indications that we are exploring and the competition in these markets is intense. In metabolism and type 2 diabetes, there are a number of drugs, such as Actos® from Takeda Pharmaceuticals and Avandia® from GlaxoSmithKline (already approved for improving insulin sensitivity), glucagon-like peptide-1 (such as Victoza by Novo Nordisk), dipeptidyl peptidase-4 inhibitors (such as Januvia by Merck and Onglyza by Bristol Myers Squibb) and numerous other drugs in various stages of development. While Actos® and Avandia® currently account for a significant share of the market for insulin sensitizers to treat type 2 diabetes, they are known to cause the unwanted side effects of weight gain and edema. In addition, both have been given black box warnings by the FDA because of increased risk of treatment-related heart failure.

Autoimmune Disease and Chronic Inflammation

Current Treatments for Autoimmune Diseases

Immune modulators that correct immune dysregulation and chronic inflammatory conditions by inhibition or enhancement of single cytokine targets such as TNF alpha and IL-1 beta or their receptors have been developed by a number of companies. For example, Amgen’s Enbrel® targets TNF-alpha, as does Johnson & Johnson’s Remicade®. Other immune-modulating drugs such as Celebrex from Pfizer target COX-2. While these targeted approaches have shown clinical benefit and have generated significant sales volumes, redundancy in the immune system can limit their effectiveness. In addition, side effects, health care costs and reimbursement issues may limit their long-term global utility. In contrast, we believe our compounds may affect cytokine cascades through direct interactions in the endocrine system. This may make them more attractive drug candidates than those currently available, assuming they are successfully developed and commercialized.

Rheumatoid Arthritis

Rheumatoid arthritis is a type of chronic arthritis that occurs in joints on both sides of the body (such as hands, wrists or knees). In rheumatoid arthritis, the immune system attacks the joints and sometimes other organs. According to the Centers for Disease Control and Prevention, or (CDCP), an estimated 46 million people were treated for some form of arthritis and other rheumatic conditions in 2003, the latest year for which data is available, and an estimated 8 million more people will suffer from arthritis between 2005 and 2015.

Based upon the published studies in rodent models of collagen-induced and collagen antibody-induced arthritis where TRIOLEX demonstrated activity, a Phase I clinical trial was initiated with TRIOLEX in 2008 in rheumatoid arthritis patients. A 28-day oral dose ranging study assessed the safety, pharmacokinetics and potential for drug-drug interactions in stable rheumatoid arthritis patients also receiving methotrexate. TRIOLEX was found to be safe and well tolerated. No drug-drug interaction was found. TRIOLEX is now positioned to enter clinical studies in patients with active rheumatoid arthritis.

Ulcerative Colitis

Inflammatory bowel disease is comprised of ulcerative colitis, a chronic inflammation of the large intestine, or colon, and Crohn’s disease, a condition of inflammation of the small intestines. Ulcerative colitis and Crohn’s disease together affect approximately 500,000 to 2 million people in the United States.

Based upon published observations with TRIOLEX in preclinical models widely used by the pharmaceutical industry and academia to test agents as potential treatments for ulcerative colitis, in 2008, we commenced a Phase I/II clinical trial with TRIOLEX in ulcerative colitis patients. This Phase I/II dose ranging study evaluated the safety, tolerance, pharmacokinetics and activity of TRIOLEX when administered orally for 28 days to patients with active, mild-to-moderate ulcerative colitis. TRIOLEX at the doses studied was found to be safe and well tolerated but offered no indication of a treatment advantage in this acute inflammatory setting when compared to placebo. Triolex is staged for long-term clinical trials directed towards the control of the chronic inflammatory processes associated with this disease, a clinical setting believed to be consistent with the pharmacological properties of the compound.

Pulmonary Diseases and other Autoimmune Diseases

The Company is also interested in exploring the potential for TRIOLEX and other new compounds from our technology platform in a variety of pulmonary diseases including, cystic fibrosis, chronic pulmonary disease and asthma. In addition TRIOLEX has shown utility in pre-clinical models of multiple sclerosis and lupus erythematosus.

Triolex Development Status

TRIOLEX is manufactured economically using a multi-step organic synthesis from the widely abundant and inexpensive starting material, DHEA. It is formulated for oral administration with commonly used excipients in approved (oral dosage) products. Long term toxicology studies have been completed that qualify TRIOLEX for use in clinical studies of 6 months duration or longer. Diseases associated with chronic inflammation are thought to require drug exposures of extended duration to observe definitive treatment effects. Patent applications have been filed for the composition, pharmaceutical formulations and methods of use to treat a variety of inflammatory diseases including type 2 diabetes and autoimmune conditions such as rheumatoid arthritis and ulcerative colitis.

Government Regulation

General

The manufacturing and marketing of our proposed drug candidates and our research and development activities are, and will continue to be, subject to regulation by federal, state and local governmental authorities in the U.S. and other countries. In the U.S., pharmaceuticals are subject to rigorous regulation by the Food and Drug Administration, (“FDA”), which reviews and approves the marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacturing, labeling, storage, record keeping, advertising and promotion of our potential products.

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

Investigational New Drug, or IND.    Before human tests can start, the drug sponsor must file an IND application with the FDA, showing how the drug is made and the results of animal testing. An IND becomes effective 30 days following receipt by the FDA.

Human Clinical Testing.    The human clinical testing program usually involves three phases which generally are conducted sequentially, but which, particularly in the case of anti-cancer and other life-saving drugs, may overlap or be combined. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND filing. Each clinical study is conducted under the auspices of an independent Institutional Review Board, or IRB, for each institution at which the study will be conducted. The IRB will consider, among other things, the design of the clinical trial, ethical factors, the risk to human subjects and the potential benefits of therapy relative to risk.

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

New Drug Application, or NDA.    Upon successful completion of Phase III clinical trials, the drug sponsor files an NDA with the FDA for approval containing all information that has been gathered. The NDA must include the chemical composition of the drug, manufacturing and production details, nonclinical data, results of human tests, and proposed labeling.

The testing and approval process is likely to require substantial time, from several months to years, and there can be no assurance that any FDA approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the side effects of the drug (safety) and its therapeutic benefits (efficacy). Additional preclinical or clinical trials may be required during the FDA review period and may delay marketing approval. The FDA may also deny an NDA if applicable regulatory criteria are not met.

Outside the U.S., we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for our products. The “requirements” governing human clinical trials ex-US usually follow ICH cGCP or country-specific cGCPs which are based on the ICH cGCPs. Regulatory approval outside the U.S. typically includes the risks and costs associated with obtaining FDA approval but may also include additional risks and costs.

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

Manufacturing

We do not have, and do not intend to establish, manufacturing facilities to produce our drug candidates or any future products. We plan to control our capital expenditures by using contract manufacturers to make our products. We believe that there are a sufficient number of high-quality FDA-approved contract manufacturers available, and we have had discussions, and in some cases established relationships, to fulfill our near-term production needs for both clinical and commercial use.

The manufacture of our drug candidates or any future products, whether done by outside contractors as planned or internally, will be subject to rigorous regulations, including the need to comply with the FDA’s current Good Manufacturing Practice regulations. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer’s quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

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

In most cases, patent applications in the U.S. are maintained in secrecy until 18 months after the earliest filing or priority date. Publication of discoveries in the scientific or patent literature, if made, tends to lag behind actual discoveries by at least several months. U.S. patent applicants can elect to prevent publication until the application issues by agreeing not to file the application outside the U.S. This option is rarely used for pharmaceutical patent applications. Consequently, we cannot be certain that a patent owner or licensor of its intellectual property was the first to invent the technology or compounds covered by pending patent applications or issued patents or that it was the first to file patent applications for such inventions. In addition, the patent positions of biotechnology and pharmaceutical companies, including our own, are generally uncertain, partly because they involve complex legal and factual questions.

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

Further, we cannot guarantee that patents that are issued will not be challenged, invalidated or infringed upon or designed around by others, or that the claims contained in such patents will not interfere with the patent claims of others, or provide us with significant protection against competitive products, or otherwise be commercially valuable. To the extent that we are unable to obtain patent protection for our products or technology, our business may be materially adversely affected by competitors who develop substantially equivalent technology.

For a discussion of the risks associated with patent and proprietary rights, see below under Item 1A “Risk Factors”.

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

Employees

As of March 27, 2010, we had 19 full-time equivalent, non-union employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

Our executive officers and senior management and their ages as of March 27, 2010 are as follows:

Name	Age	Position
James M. Frincke, Ph.D.	59	Chief Executive Officer
Christopher L. Reading, Ph.D.	62	Chief Scientific Officer
Dwight R. Stickney, M.D.	67	Chief Medical Officer
Robert W. Weber	59	Chief Financial Officer and Secretary

James M. Frincke, Ph.D. joined Harbor BioSciences, Inc., as Vice President, Research and Development in November 1997, was promoted to Executive Vice President in March 1999, to Chief Scientific Officer in December 2001, to Chief Operating Officer in February 2008 and to Chief Executive Officer in 2009. Dr. Frincke joined Harbor BioSciences, Inc. from Prolinx, Inc., where he served as Vice President, Therapeutics Research and Development from 1995 to 1997. During his 29 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases, organ transplantation, autoimmune disease and type 2 diabetes. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix Inc. (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters for lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry from the University of California, Davis. Dr. Frincke performed his postdoctoral work at the University of California, San Diego.

Christopher L. Reading, Ph.D. became Vice President of Scientific Development in January 1999, was promoted to Executive Vice President, Scientific Development in March 2002 and to Chief Scientific Officer in February 2008. Before Harbor BioSciences, Inc., Dr. Reading was Vice President of Product and Process Development at Novartis Inc.-owned SyStemix Inc. During this time, he successfully filed three investigational new drug applications (INDs) in the areas of stem cell therapy technology and stem cell gene therapy for HIV/AIDS. Prior to joining SyStemix, Dr. Reading served on the faculty of the M.D. Anderson Cancer Center in Houston for nearly 13 years. His positions there included Associate and Assistant Professor of Medicine in the Departments of Hematology and Tumor Biology. During his career, Dr. Reading has given more than 25 national and international scientific presentations, published more than 100 peer-reviewed journal articles and 15 invited journal articles as well as written nearly 20 book chapters, and received numerous grants and contracts which supported his research activities. Dr. Reading has served on the National Science Foundation Advisory Committee for Small Business Innovative Research Grants (SBIR) as well as on the editorial boards of Journal of Biological Response Modifiers and Molecular Biotherapy. He holds a number of patents for his work with monoclonal antibodies and devices. Dr. Reading received his Ph.D. in Biochemistry at the University of California at Berkeley and completed postdoctoral study in tumor biology at The University of California at Irvine. He earned his B.A. in cell biology at the University of California at San Diego.

Dwight R. Stickney, M.D. joined Harbor BioSciences, Inc., as Medical Director, Oncology in May 2000, was appointed Vice President, Medical Affairs in March 2003 and was promoted to Chief Medical Officer in February 2008. Dr. Stickney joined Harbor BioSciences, Inc. from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California, where he served as a Radiation Oncologist since 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health’s Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served as

Director of the International Order of Forresters Cancer Research Laboratory and on the Board of Directors of the California Division of the American Cancer Society. Earlier in his career, Dr. Stickney held positions with Burroughs Wellcome and the Centers for Disease Control, and academic teaching appointments at The University of California at Los Angeles and The University of California at Riverside. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney has authored or co-authored over 80 scientific articles, abstracts and book chapters. He is named inventor on numerous issued patents and patent applications. Dr. Stickney holds a Bachelor of Science in Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomat of the American Board of Internal Medicine and Hematology and a Diplomat of the American Board of Radiology, Therapeutic Radiology.

Robert W. Weber joined Harbor BioSciences, Inc., in March 1996 and currently serves as the Chief Financial Officer and Secretary. Mr. Weber has over thirty years of experience in financial management. He has been employed at executive levels by multiple start-up companies and contributed to the success of several turnaround situations. He previously served as Vice President of Finance at Prometheus Products, a subsidiary of Sierra Semiconductor (now PMC Sierra), from 1994 to 1996, and Vice President Finance and Chief Financial Officer for Amercom, a personal computer telecommunications software publishing company, from 1993 to 1994. From February 1988 to August 1993, Mr. Weber served as Vice President Finance and Chief Financial Officer of Instromedix, a company that develops and markets medical devices and software. Mr. Weber brings a broad and expert knowledge of many aspects of financial management. In various capacities, he has been responsible for all aspects of finance and accounting including cost accounting, cash management, SEC filings, treasury, investor relations, private and venture financing, corporate legal matters, acquisitions/divestitures as well as information technology, human resources and facilities. Mr. Weber received a B.S. from GMI Institute of Technology (now Kettering University) and a MBA from the Stanford Graduate School of Business.

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

We have never had any revenues from sales of products. None of our drug candidates has been approved for commercial sale and we do not expect that any of our present or future drug candidates will be commercially available for a number of years, if at all. We have incurred losses since our inception and we expect to continue to incur significant additional operating losses for the foreseeable future as we fund clinical trials and other expenses in support of regulatory approval of our drug candidates.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

Our principal development efforts are currently centered around a proprietary class of small compounds that we believe shows promise for the treatment of several diseases and disorders. However, all drug candidates require approval by the U.S. Food and Drug Administration (“FDA”) before they can be commercialized in the United States as well as approval by various foreign government agencies before they can be commercialized in other countries. These regulations change from time to time and new regulations may be adopted. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that our drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. In addition, we do not know whether early results from any of our ongoing clinical trials will be predictive of final results of any such trial. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon, development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time, which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $251.8 million as of December 31, 2009. Our net losses for fiscal years 2009, 2008 and 2007 were approximately $15.6 million, $21.6 million and $23.1 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of December 31, 2009, our cash and cash equivalents totaled approximately $9.7 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements into late 2010. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates.

We may need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code, and in either event, it is unlikely that stockholders would receive any value for their shares.

We have not generated any revenues from product sales, and have incurred losses in each year since our inception in 1994. We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. We do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated an economic recession from which the global economy is in stages of recovery. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

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

The United States Congress is considering various proposals for fundamental reform of the health care and health insurance systems, including proposals championed by President Obama. Although it is premature to assess the exact effect on us of whatever proposals are to be adopted, it is unknown what the overall effect of such legislation would be on us.

Delays in the conduct or completion of our preclinical or clinical studies or the analysis of the data from our preclinical or clinical studies may result in delays in our planned filings for regulatory approvals, or adversely affect our ability to enter into collaborative arrangements.

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with TRIOLEX, in the United States under an IND, for the treatment of metabolic disorders;

•	Phase I/II clinical trial with TRIOLEX, in the United States under an IND for the treatment of metabolic disorders;

•	Phase I clinical trial with TRIOLEX, in the United States under an IND, for the treatment of metabolic disorders;

•	Phase II clinical trial with TRIOLEX, in the United States in type 2 diabetes patients under an IND for the treatment of metabolic disorders;

•	Phase I/II clinical trial with TRIOLEX, in the United States under an IND for the treatment of gastrointestinal inflammatory conditions;

•	Phase I clinical trial with TRIOLEX, in the United States in rheumatoid arthritis patients under an IND for the treatment of inflammatory conditions; and

•

Phase I/IIa clinical trial with APOPTONE, in the United States in late-stage prostate cancer patients who have failed hormone therapy and at least one round of chemotherapy treatment or have not received chemotherapy under an IND for the treatment of hormone-sensitive cancers including prostate cancer.

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

We also rely on our manufacturers to supply us with a sufficient quantity of our drug candidates to conduct clinical trials. If we have difficulty in the future with obtaining our required quantity and quality of supply, we could experience significant delays in our development programs and regulatory process.

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

The market prices for securities of life sciences companies, particularly those that are not profitable, are highly volatile. Publicized events and announcements, most of which we cannot control, may have a significant impact on the market price of our common stock, which has been, and is likely to continue to be, volatile. For example:

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.29 to $0.85 between January 1, 2009 and March 27, 2010.

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

We may be delisted from The Nasdaq Exchange, which could materially limit the trading market for our common stock.

We received a letter from The Nasdaq Stock Market on September 15, 2009. The letter stated that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because our common stock had closed below $1.00 per share for 30 consecutive business days. The letter also stated that in accordance with Nasdaq Marketplace Rules, we had 180 days, or until March 15, 2010, to regain compliance with the minimum bid price rule.

On March 16, 2010, we received notice from The Nasdaq Stock Market that our application had been approved to transfer the listing of our common stock to The Nasdaq Capital Market from The Nasdaq Global Market. The transfer was effective at the opening of the market on March 18, 2010. Our common stock continues to trade under the symbol “HRBR.”

The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. All companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq's corporate governance standards. We elected to transfer the listing of our common stock to the Nasdaq Capital Market because we no longer met the minimum bid price rule of The Nasdaq Global Market.

We believe we are in compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, but for the $1.00 per share minimum bid price requirement set forth in Listing Rule 5550(a)(2). We will continue to monitor the bid price of our common stock and will consider available options if its common stock does not trade at a price level likely to result in our gaining compliance with Listing Rule 5550(a)(2) prior to the September 13, 2010 grace period deadline.

We will regain compliance with the minimum bid price rule of The Nasdaq Capital Market if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days before September 13, 2010. However, if we do not regain compliance with the minimum bid price rule by September 13, 2010, the Nasdaq staff will provide us with a written notification that our common stock will be delisted. At that time, we may appeal this determination to a Hearings Panel (the “Panel”). If we appeal, we will be asked to provide a plan to regain compliance to the Panel. We have been informed by Nasdaq that Panels have historically generally viewed a near-term reverse stock split as the only definitive plan acceptable to resolve a bid price deficiency.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Richard B. Hollis, our former Chief Executive Officer and a former member of our board of directors, owned approximately 7.8% of our outstanding common stock as of March 27, 2010. As a result, Mr. Hollis may be able to significantly influence all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Our corporate headquarters are currently located at 4435 Eastgate Mall, Suite 400, San Diego, CA 92121, where we have leased approximately 7,000 square feet of office space through December 2010. We believe that our facilities are adequate for our current operations.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol HRBR.

The following table sets forth the quarterly high and low sales prices for our common stock from January 1, 2008 through March 27, 2010.

2008
First Quarter	$2.09	$1.50
Second Quarter	2.39	1.40
Third Quarter	2.00	0.90
Fourth Quarter	1.37	0.28
2009
First Quarter	$0.85	$0.37
Second Quarter	0.76	0.29
Third Quarter	0.70	0.43
Fourth Quarter	0.67	0.43
2010
January 1 – March 26	$0.75	$0.45

Performance Measurement Comparison(1)

The following graph compares changes through December 31, 2009, in the cumulative total return on our common stock, a broad market index, namely the Nasdaq Composite Index (the “Nasdaq Index”), and an industry index, namely the Nasdaq Biotechnology Index (the “Industry Index”). The Industry Index comprises all companies listed on the Nasdaq Stock Market under SIC 283. All values assume reinvestment of the full amount of all dividends as of December 31 of each year.

(1)	“The material in this section is not “soliciting material” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 or 1934 Act.”

On March 19, 2010, the closing price of our common stock as reported by the Nasdaq Capital Market was $0.59 share. There were approximately 9,000 shareholders of record and beneficial stockholders of our common stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

There were no unregistered sales of equity securities in 2009.

We made no repurchases of our securities during the year ended December 31, 2009.

Item 6.	Selected Financial Data

The following data summarizes certain selected financial data for each of the five years ended December 31, 2009 through 2005 and the period from inception (August 15, 1994) to December 31, 2009. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (in thousands, except per share amounts).

	2009	2008	2007	2006	2005		Period from Inception (Aug. 15, 1994) to December 31, 2009
Statement of Operations Data:
Contract revenues	$—	$—	$645	$444	$56		$1,208
Research and development	10,555	16,070	18,319	23,764	18,342	(1)	171,254
General and administrative	5,140	6,537	8,150	9,644	9,777	(1)	87,917
Settlement of Dispute	—	—	—	—	3,000		3,000

Total operating expenses	15,695	22,607	26,469	33,408	31,119		262,171
Interest income (expense)	138	1,048	2,781	2,741	1,622		17,363
Other income (expense)	(69)	(6)	(78)	(8)	—		(8,232)

Net loss	$(15,626)	$(21,565)	$(23,121)	$(30,231)	$(29,441)		$(251,832)

Net loss per share, basic and diluted	$(0.53)	$(0.74)	$(0.80)	$(1.20)	$(1.46)
Weighted average number of common Shares outstanding, basic and diluted	29,319	29,060	28,955	25,131	20,125

Balance Sheet Data:
Cash and equivalents	$9,738	$24,152	$43,215	$67,135	$45,130
Total assets	10,286	25,157	45,123	68,512	46,582
Total current liabilities.	1,286	1,952	3,018	6,734	7,708
Stockholders’ equity	$9,000	$23,205	$42,105	$61,778	$38,874

(1)	2005 Research and development and general and administrative expenses do not include the expense for ASC 718, Share-Based Payment. Share-Based Payment (ASC 718), expense was not included in financial results for any of the previous years prior to 2005. (See—“ ASC 718, Share-Based Payments” in the Notes to Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have been unprofitable since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $251.8 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

On March 26, 1997, Hollis-Eden, Inc., a Delaware corporation, was merged with and into us, then known as Initial Acquisition Corp. (IAC), a Delaware corporation. Upon consummation of the merger of Hollis-Eden, Inc. with IAC, Hollis-Eden, Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc.

Effective February 9, 2010, we changed our name from Hollis-Eden Pharmaceuticals, Inc. to Harbor BioSciences, Inc. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary into us. We were the surviving corporation and, in connection with the merger, we amended our Amended and Restated Certificate of Incorporation to change our name to Harbor BioSciences, Inc.

Effective February 18, 2010, our common stock began trading under a new Nasdaq symbol, “HRBR” and CUSIP number “41150V 103”.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through December 31, 2009, we have incurred approximately $171.2 million in research and development expenses, $87.9 million in general and administrative expenses, and $3.0 million in a settlement of dispute. From inception, (August 15, 1994), through December 31, 2009 we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc., (CFFT). We have earned $9.1 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and a $0.2 million loss on disposal of assets. These expenses have been offset by $17.3 million in interest income. The combination of these resulted in a net loss of $251.8 million for the period from inception, (August 15, 1994), until December 31, 2009.

Research and development and general and administrative expenses include the expense for ASC 718 share-based payments for all fiscal years starting with 2006, (See —“ASC 718 Share-Based Payments” in the Notes to Financial Statements).

Research and development expenses were $10.6 million, $16.1 million and $18.3 million in 2009, 2008 and 2007, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased $5.5 million in 2009 compared to 2008 and $2.2 million in 2008 compared to 2007, due primarily to a decrease in general and preclinical research and development projects resulting from reduced personnel and a decline in stock option compensation expense. These decreases were partly offset by an increase in clinical trial expenditures.

General and administrative expenses were $5.1 million, $6.5 million and $8.1 million in 2009, 2008 and 2007, respectively. General and administrative expenses relate to salaries and benefits, facilities, patent fees, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased $1.4 million in 2009 compared to 2008 due mainly to a decrease in salaries expense resulting from reduced personnel, investor communications and stock option compensation expense, offset by an increase in legal fees and Directors and Officers insurance. General and administrative expenses decreased $1.6 million in 2008 compared to 2007 due primarily to a decrease in executive head count, bonuses, Directors and Officers insurance, and in accounting and consulting fees.

Other income and expenses were $0.07 million, $1.0 million and $2.7 million in 2009, 2008 and 2007, respectively. The $0.9 million and $1.7 million decrease in other income and expense for 2009 compared to 2008 and 2008 compared to 2007 was due mainly to lower interest rates and lower cash balances. Included in the 2009 loss was $0.07 million related to the closing of our laboratory.

Liquidity and Capital Resources

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under our collaboration with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT). We have financed our operations since inception primarily through the sale of our equity securities raising a total of $205 million, net of expenses. In addition, we have received a total of $12 million from the exercise of warrants and stock options from inception. As of December 31, 2009, our cash and cash equivalents totaled approximately $9.7 million. During 2009, we significantly reduced staffing, terminated leases, consolidated office space and other measures to reduce our planned 2010 quarterly cash usage to the range of $2.0 to $2.5 million. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements into late 2010. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

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

We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. We do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

Off-Balance Sheet Arrangements

Harbor BioSciences, Inc. currently does not have any off-balance sheet arrangements.

Contractual Obligations:

As of December 31, 2009, we had the following contractual obligations

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years
Operating Leases	$205	$202	$3	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements (See Note 6 to the Financial Statements).

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under our collaboration with Cystic Fibrosis Foundation Therapeutics, Inc., (CFFT). We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements into late 2010. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We may not be successful in raising necessary funds. As of December 31, 2009, our cash and cash equivalents totaled approximately $9.7 million.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future. We are seeking additional funding through public or private financing or through collaborative arrangements with strategic partners. Our auditor has stated in the opinion that there is substantial doubt about the Company’s ability to continue as a going concern.

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

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, and lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and our stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2009, 2008 or 2007.

As of January 1, 2006, we account for share-based payments in accordance with ASC 718. Under the fair value recognition provisions of this statement, share-based payments cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Our expected volatility is based upon the historical volatility of our stock. Our expected life for our options is based on historical stock option activity. Because share-based payments expense is recognized in our statement of operations based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

On July 13, 2006, ASC 740-10, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006, which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company has adopted ASC 740-10 on January 1, 2007, and it has had no material impact on its financial statements.

Impact of Recently Issued Accounting Pronouncements

Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ASC 808-10, concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under ASC 808-10 applies to the entire collaborative agreement. ASC 808-10 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this standard did not have a material impact on our financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. ASC 805 applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on our financial statements.

Effective July 1, 2009, the Company adopted a replacement of FASB Statement No. 162, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC Topic 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 820-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial statements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs, other than quoted prices in active markets that are directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are no active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant value drivers are observable.

Our level 1 assets primarily include our cash and cash equivalents (mainly money market accounts). Valuations are obtained from readily available pricing sources. We do not currently have Level 2 or 3 assets.

We do not have any debt instruments as of December 31, 2009 and 2008

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

At December 31, 2009, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities, with the exception of a small amount held in a restricted CD. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8.	Financial Statements and Supplementary Data

Page

Balance Sheets as of December 31, 2009 and 2008	37

Statements of Operations for the Fiscal Years Ended December 31, 2009, December 31, 2008, December 31, 2007 and the Period From Inception (August 15, 1994) to December 31, 2009	38

Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009	39

Statements of Cash Flow for the Fiscal Years Ended December 31, 2009, December 31, 2008, December 31, 2007 and the Period from Inception (August 15, 1994) to December 31, 2009	44

Notes to Financial Statements	45

Report of Independent Registered Public Accounting Firm	74

Harbor BioSciences, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2009	2008
	(In thousands, except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$9,738	$24,152
Prepaid expenses	209	262
Deposits	48	7
Other receivables	81	—

Total current assets	10,076	24,421
Property and equipment, net of accumulated depreciation of $906 and $1,496	176	641
Deposits	—	61
Restricted cash	34	34

Total assets	$10,286	$25,157

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$136	$323
Accrued expenses	1,150	1,629

Total current liabilities	1,286	1,952

Commitments and contingencies (Notes 6, 11, 12)
Stockholders’ equity: (Notes 3, 7, 8, 9, 10)
Preferred stock, $.01, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,493 and 29,228 shares issued and 29,434 and 29,169 outstanding respectively	294	292
Paid-in capital	260,884	259,465
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(251,832)	(236,206)

Total stockholders’ equity	9,000	23,205

Total liabilities and stockholders’ equity	$10,286	$25,157

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31,			Inception (Aug.15, 1994) to December 31, 2009
	2009	2008	2007
	( In thousands, except per share amounts)
Revenue:
Contract R&D revenue	$—	$—	$645	$1,208

Total revenue	—	—	645	1,208

Operating expenses:
Research and development
R & D operating expenses	9,923	15,092	17,074	161,145
R & D costs related to common stock and stock option grants for collaborations and technology purchases	632	978	1,245	10,109

Total research and development	10,555	16,070	18,319	171,254
General and administrative
G & A operating expenses	4,450	5,025	6,160	69,074
G & A costs related to options / warrants granted	690	1,512	1,990	18,843

Total general and administrative	5,140	6,537	8,150	87,917

Settlement of dispute	—	—	—	3,000

Total operating expenses	15,695	22,607	26,469	262,171
Other income (expense):
Loss on disposition of assets	(69)	(6)	(78)	(217)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	(7,627)
Interest income	138	1,048	2,781	17,363
Interest expense	—	—	—	(388)

Total other income, net	69	1,042	2,703	9,131

Net loss	$(15,626)	$(21,565)	$(23,121)	$(251,832)

Net loss per share, basic and diluted	$(0.53)	$(0.74)	$(0.80)
Weighted average number of common shares outstanding, basic and diluted	29,319	29,060	28,955

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands )
Contribution by stockholder	—	$—	—	$—	$103	—	—	$—	$103
Common stock issued for cash	—	—	2,853	—	25	—	—	—	25
Common stock issued as consideration for the license agreements (Note 6)	—	—	543	—	5	—	—	—	5
Net loss	—	—	—	—	—	—	—	(1,277)	(1,277)

Balance at December 31, 1994	—	—	3,396	—	133	—	—	(1,277)	(1,144)
Common stock issued for cash	—	—	679	—	250	—	—	—	250
Common stock issued as consideration for amendments to the license agreements (Note 6)	—	—	76	—	28	—	—	—	28
Net loss	—	—	—	—	—	—	—	(672)	(672)

Balance at December 31, 1995	—	—	4,151	—	411	—	—	(1,949)	(1,538)
Common stock issued in conversion of debt (Note 7)	—	—	165	—	371	—	—	—	371
Common stock issued for cash, net of expenses (Note 7)	—	—	580	—	1,234	—	—	—	1,234
Common stock issued as consideration for termination of a finance agreement	—	—	15	—	34	—	—	—	34
Warrants issued to consultants for services rendered	—	—	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	—	—	(692)	(692)

Balance at December 31, 1996	—	—	4,911	—	2,074	—	—	(2,641)	(567)
Recapitalization of Company upon the merger with Initial Acquisition Corp. (Note 3)	—	—	883	58	6,213	—	—	—	6,271
Warrants issued to a certain director upon the successful closure of the merger (Note 3)	—	—	—	—	570	—	—	—	570
Exercise of warrants, net of expenses	—	—	978	10	5,619	—	—	—	5,629
Amortization of deferred compensation	—	—	—	—	282	—	—	—	282
Exercise of stock options	—	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	(5,253)	(5,253)

Balance at December 31, 1997	—	—	6,772	68	14,759	—	—	(7,894)	6,933
Exercise of warrants	—	—	399	4	1,196	—	—	—	1,200
Exercise of stock options	—	—	53	1	155	—	—	—	156

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands )
Private Placement, net of expenses (Note 7)	4	—	1,329	13	19,877	—	—	—	19,890
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	408	—	—	—	408
Stock issued for license fee (Note 6)	—	—	33	—	500	—	—	—	500
Stock issued for services in lieu of cash	—	—	6	—	95	—	—	—	95
Options issued for services in lieu of cash (Note 9)	—	—	—	—	240	—	—	—	240
Amortization of deferred compensation	—	—	—	—	308	—	—	—	308
Net loss	—	—	—	—	—	—	—	(5,427)	(5,427)
Balance at December 31, 1998	4	—	8,592	86	37,538	—	—	(13,321)	24,303

Exercise of warrants	—	—	755	8	5,136	—	—	—	5,144
Exercise of stock options	—	—	10	—	75	—	—	—	75
Private Placement, net of expenses (Note 7)	—	—	1,368	14	24,759	—	—	—	24,773
Preferred Stock Conversion (Note 7,8)	(4)	—	346	3	(3)	—	—	—	—
Deferred compensation-Options forfeited (Note 9)	—	—	—	—	51	—	—	—	51
Amortization of non-employee options	—	—	—	—	559	—	—	—	559
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	2,140	—	—	—	2,140
Options accelerated vesting (Note 9)	—	—	—	—	4,900	—	—	—	4,900
Net loss	—	—	—	—	—	—	—	(15,320)	(15,320)

Balance at December 31, 1999	—	—	11,071	111	75,155	—	—	(28,641)	46,625
Exercise of warrants	—	—	133	2	758	—	—	—	760
Exercise of stock options	—	—	1	—	5	—	—	—	5
Common Stock issued for 401(k)/401(m) plan	—	—	6	—	63	—	—	—	63
Common Stock issued for In-Process R&D (Note 6)	—	—	209	2	1,998	—	—	—	2,000
Options granted for license fee	—	—	38	—	598	—	—	—	598
Amortization of non-employee options	—	—	—	—	79	—	—	—	79
Common Stock issued for purchase of technology	—	—	132	1	1,847	—	—	—	1,848
Net loss	—	—	—	—	—	—	—	(19,515)	(19,515)

Balance at December 31, 2000	—	—	11,590	116	80,503	—	—	(48,156)	32,463

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands )
Exercise of stock options	—	—	10	—	22	—	—	—	22
Common Stock issued for 401(k)/401(m) plan	—	—	16	—	96	—	—	—	96
Private Placement, net of expenses (Note 7)	—	—	1,280	13	10,644	—	—	—	10,657
Warrants issued for services in lieu of cash (Note 10)	—	—	—	—	80	—	—	—	80
Amortization of non-employee options	—	—	—	—	96	—	—	—	96
Warrants issued for services	—	—	—	—	208	—	—	—	208
Net loss	—	—	—	—	—	—	—	(15,762)	(15,762)

Balance at December 31, 2001	—	—	12,896	129	91,649	—	—	(63,918)	27,860
Exercise of stock options	—	—	—	—	2	—	—	—	2
Common Stock issued for 401(k)/401(m) plan	—	—	26	—	137	—	—	—	137
Common Stock issued for sublicense agreement (Note 6)	—	—	50	1	204	—	—	—	205
Common Stock issued to consultants	—	—	—	—	17	—	—	—	17
Amortization of non-employee options	—	—	—	—	66	—	—	—	66
Warrants issued for services	—	—	—	—	247	—	—	—	247
Net loss	—	—	—	—	—	—	—	(17,502)	(17,502)

Balance at December 31, 2002	—	—	12,972	130	92,322	—	—	(81,420)	11,032
Common Stock issued for 401(k)/401(m) plan	—	—	32	—	223	—	—	—	223
Exercise of warrants	—	—	467	5	3,323	—	—	—	3,328
Exercise of stock options	—	—	85	1	955	—	—	—	956
Stock options issued	—	—	—	—	561	—	—	—	561
Private Placement, net of expenses	—	—	1,283	13	14,290	—	—	—	14,303
Common Stock issued for sublicense agreement (Note 6)	—	—	119	1	644	—	—	—	645
Common Stock issued for milestone payment	—	—	50	1	281	—	—	—	282
Debt Conversion	—	—	1,755	17	9,983	—	—	—	10,000
Common Stock issued in lieu of cash / interest	—	—	9	—	142	—	—	—	142
Public Offering, net of expenses	—	—	2,500	25	58,576	—	—	—	58,601
Deemed discount on convertible debentures	—	—	—	—	6,470	—	—	—	6,470
Warrants issued for services	—	—	—	—	1,398	—	—	—	1,398
Amortization of non-employee options	—	—	—	—	128	—	—	—	128
Purchase of treasury stock	—	—	—	—	—	(59)	(346)	—	(346)
Net loss	—	—	—	—	—	—	—	(25,671)	(25,671)

Balance at December 31, 2003	—	—	19,272	193	189,296	(59)	(346)	(107,091)	82,052

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
	( In thousands )
Common Stock issued for 401(k) plan	—	—	17	—	147	—	—	—	147
Exercise of warrants	—	—	6	—	11	—	—	—	11
Exercise of stock options	—	—	4	—	16	—	—	—	16
Common Stock issued for In-Process R&D (Note 6)	—	—	48	—	629	—	—	—	629
Amortization of non-employee options	—	—	—	—	136	—	—	—	136
Net loss	—	—	—	—	—	—	—	(24,757)	(24,757)

Balance at December 31, 2004	—	—	19,347	193	190,235	(59)	(346)	(131,848)	58,234
Common Stock issued for 401(k) plan	—	—	25	—	151	—	—	—	151
Exercise of warrants	—	—	42	1	260	—	—	—	261
Exercise of stock options	—	—	35	1	123	—	—	—	124
Public Offering, net of expenses (Note 7)	—	—	1,333	13	9,502	—	—	—	9,515
Amortization of non-employee options	—	—	—	—	30	—	—	—	30
Net loss	—	—	—	—	—	—	—	(29,441)	(29,441)

Balance at December 31, 2005	—	—	20,782	208	200,301	(59)	(346)	(161,289)	38,874
Common Stock issued for 401(k) plan	—	—	45	1	224	—	—	—	225
Exercise of warrants	—	—	10	—	1	—	—	—	1
Warrants issued to consultants	—	—	—	—	226	—	—	—	226
Exercise of stock options	—	—	34	—	86	—	—	—	86
Private Placements, net of expenses	—	—	8,000	80	48,697	—	—	—	48,777
Stock-Based Compensation Expense	—	—	—	—	3,534	—	—	—	3,534
Amortization of non-employee warrants	—	—	—	—	13	—	—	—	13
Restricted stock grant, net of forfeitures	—	—	65	1	401	—	—	—	402
Common Stock issued for In-Process R&D	—	—	35	—	180	—	—	—	180
Deferred Compensation	—	—	—	—	(309)	—	—	—	(309)
Net loss	—	—	—	—	—	—	—	(30,231)	(30,231)

Balance at December 31, 2006	—	—	28,971	290	253,354	(59)	(346)	(191,520)	61,778

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity—(Continued)

	Preferred stock at par value		Common stock at par value		Capital in excess of par value	Cost of Repurchased Common Stock		Deficit accumulated during development stage	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Common Stock issued for 401(k) plan	—	—	96	1	192	—	—	—	193
Exercise of stock options	—	—	9	—	20	—	—	—	20
Stock-Based Compensation Expense	—	—	—	—	3,128	—	—	—	3,128
Restricted Stock Forfeitures	—	—	(12)	—	(33)	—	—	—	(33)
Amortization of non-employee warrants	—	—	—	—	17	—	—	—	17
Deferred Compensation	—	—	—	—	123	—	—	—	123
Net loss	—	—	—	—	—	—	—	(23,121)	(23,121)

Balance at December 31, 2007	—	—	29,064	291	256,801	(59)	(346)	(214,641)	42,105
Common Stock issued for 401(k) plan	—	—	164	1	174	—	—	—	175
Stock-Based Compensation Expense	—	—	—	—	2,404	—	—	—	2,404
Deferred Compensation	—	—	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	—	—	(21,565)	(21,565)

Balance at December 31, 2008	—	—	29,228	292	259,465	(59)	(346)	(236,206)	23,205

Common Stock issued for 401(k) plan	—	—	271	2	96	—	—	—	98
Restricted Stock Forfeitures	—	—	(6)	—	(3)				(3)
Stock-Based Compensation Expense	—	—	—	—	1,240	—	—	—	1,240
Deferred Compensation	—	—	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	—	—	(15,626)	(15,626)

Balance at December 31, 2009	—	—	29,493	$294	$260,884	(59)	$(346)	$(251,832)	$9,000

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Cash Flows

	2009	2008	2007	Period from Inception (Aug. 15, 1994) to December 31, 2009
	( In thousands )
Cash flows from operating activities:
Net loss	$(15,626)	$(21,565)	$(23,121)	$(251,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	208	315	309	2,222
Disposal of assets	69	6	85	231
Compensation expense related to equity awards	1,323	2,490	3,218	10,658
Amortization of deemed discount on convertible debentures	—	—	—	6,470
Amortization of deferred issuance cost	—	—	—	1,157
Common stock issued for 401k/401m plan	98	174	192	1,507
Common stock issued as consideration for amendments to the license / finance agreements	—	—	—	67
Common stock and options issued as consideration for license fees, milestone payment, interest, note repayment and services	—	—	—	2,859
Expense related to warrants issued as consideration to consultants	—	—	17	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	—	570
Expense related to stock options issued	—	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	—	1,848
Common stock issued as consideration for In-Process R&D	—	—	—	2,809
Deferred compensation expense related to options issued	—	—	—	1,210
Changes in assets and liabilities:
Prepaid expenses	53	7	(81)	(209)
Deposits	20	—	32	(48)
Other receivable	(81)	645	(645)	(81)
Other Receivable from related party	—	—	4	—
Accounts payable	(187)	(132)	(170)	827
Accrued expenses	(479)	(933)	(3,546)	1,104

Net cash used in operating activities	(14,602)	(18,993)	(23,706)	(208,544)
Cash flows provided by investing activities:
Proceeds from sale of property and equipment	197	—	—	197
Purchase of property and equipment	(9)	(70)	(234)	(2,825)

Net cash provided by (used in) investing activities	188	(70)	(234)	(2,628)
Cash flows from financing activities:
Restricted Cash	—	—	—	(34)
Contributions from stockholder	—	—	—	104
Net proceeds from sale of preferred stock	—	—	—	4,000
Net proceeds from sale of common stock	—	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	—	9,214
Purchase of treasury stock	—	—	—	(346)
Proceeds from issuance of debt	—	—	—	371
Net proceeds from recapitalization	—	—	—	6,271
Net proceeds from warrants/options exercised	—	—	20	17,796

Net cash provided by financing activities	—	—	20	220,910
Net increase (decrease) in cash and equivalents	(14,414)	(19,063)	(23,920)	9,738

Cash and equivalents at beginning of period	24,152	43,215	67,135	—

Cash and equivalents at end of period	$9,738	$24,152	$43,215	$9,738

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—	$388
Conversion of debt to equity	—	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	—	733
Warrants issued in connection with convertible debentures	—	—	—	371

The accompanying notes are an integral part of these financial statements.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements

1.	The Company

Harbor BioSciences, Inc., (“Harbor BioSciences” or the “Company”), a development stage pharmaceutical company, is engaged in the discovery, development and commercialization of products for the treatment of diseases related to aging. From inception (August 15, 1994) through March 1997, the Company's efforts were directed toward organizing, licensing technology and preparing for offerings of shares of its common stock. Since 1997, the Company has been expanding its intellectual property, developing its lead drug candidates, performing preclinical tests and has entered into multiple clinical studies. Our primary technology development efforts are focused on a series of adrenal steroid hormones and synthetic analogs that may be useful in treating a wide variety of medical conditions, if successfully developed. These adrenal hormones are depleted during advancing age, a process accelerated by infectious diseases and chronic immune system disorders. High plasma concentrations of these hormones are positively correlated with attenuated disease, in certain indications, and their maintenance is often associated with healthy aging.

During the past three years, the Company has devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Apoptone and Triolex. The Company has incurred a net loss of $15.6 million in 2009, has had cumulative net losses of $251.8 million from inception to date and has limited financial resources at December 31, 2009.

These events raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In an effort to preserve cash, the Company initiated steps during 2009 to significantly reduce its operating costs including a substantial reduction in personnel, closure of its laboratory, sale of equipment and reduction of leased space.

The Company is seeking to maximize the value of its remaining assets. The Company is currently evaluating its strategic alternatives, which include the following:

•	Pursue potential strategic transactions, which could include mergers, license agreements or other collaborations, with third parties;
•	Sell or out-license the Company’s remaining assets, including the Company’s library of compounds; or
•	Implement an orderly wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company.

If we do not raise additional cash, the Company will be out of cash to fund further operations by late 2010.

2.	Summary of Accounting Policies

Cash Equivalents

The Company considers any liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2009 the Company's cash equivalents are approximately $9.7 million and are deposited primarily in a money market account with a large financial institution.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

Property and equipment balances and corresponding lives were as follows:

	December 31		Lives
	2009	2008
	(in thousands)
Leasehold improvements	$—	$23	3 years
Machinery, equipment and information systems	864	1,896	5-7 years
Furniture and fixtures	218	218	5-7 years

Total	1,082	2,137
Less: Accumulated depreciation and amortization	(906)	(1,496)

	$176	$641

Depreciation expense associated with property and equipment was approximately $208,000, $315,000 and $309,000 in 2009, 2008 and 2007, respectively.

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company had no impairments in 2009, 2008 and 2007.

Accrued Expenses

Accrued expenses include approximately $0.3 million and $0.5 million in accrued vacation expense, $0.9 million and $1.1 million in other research and development / general and administrative expenses as of December 31, 2009 and 2008, respectively.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued ASC Topic 605, Revenue Recognition, which updates and summarizes the Commission’s views on the application of generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policies conform to the requirements of ASC Topic 605.

Contract revenue is recognized as the services are performed on a cost reimbursement basis. Revenue associated with development milestones, if any, is recognized based upon the achievement of the milestones, as

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

defined in the respective agreements. Overall, revenue is considered to be realized or realizable and earned when there is persuasive evidence of a revenue arrangement in the form of a contract or purchase order, the services have been performed, the price is fixed or determinable and collectability is reasonably assured.

Research and Development

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2009, 2008 or 2007.

Accounting for Share-Based Payments

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

Prior to (ASC Topic 718), Compensation-Stock Compensation, all stock options for employees (with the exception of three grants) have been granted at or above the market price where the exercise price of the option equaled or exceeded the market price of the stock on the date of the grant. As a result, under previous rules, there was no stock-based compensation expense for those grants. Compensation expense was taken for the three options granted at below market value (see “2005 Annual Report on Form 10-K, Notes to Financial Statements – No. 9 Stock Options” for more detail). As of December 31, 2009 the Plan has 8,235,608 shares of common stock reserved for issuance.

Effective January 1, 2006, we adopted ASC Topic 718, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC Topic 718; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the fiscal year ended December 31, 2009, 2008 and 2007 includes:

a)	compensation expense for all stock-based compensation awards granted prior to January 1, 2006 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of ASC Topic 718, and

b)	compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

necessary, to reflect the Company’s experience. Compensation expense is recognized using the straight-line method for all stock-based awards issued after January 1, 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of ASC Topic 718, the effect of forfeitures on the pro forma expense amounts was not recognized. ASC Topic 718, requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Black-Scholes Option Valuation Assumptions (1)

	Fiscal Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Risk-free interest rate	4.5%	3.75%	4.75%
Expected dividend yield	0%	0%	0%
Expected life(2)	7.04 years	6.60 years	6.25 years
Expected volatility(3)	85%	75%	76%

(1)	Forfeitures are estimated as 7.88% for 2009, 6.20% for 2008 and 5.05% for 2007 because of the Company’s restructuring in 2009, there were greater than normal forfeitures of stock options.
(2)	The 2009 and 2008 expected life is based on historical experience; the 2007 expected life is based on the safe-harbor method.
(3)	The expected stock price volatility is estimated based on historical experience.

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

401(k) Matching Contributions

Our Company sponsors a 401(k) savings plan, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participant’s own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were approximately $120,000, $175,000 and $192,000 in 2009, 2008 and 2007, respectively.

Income Taxes

The Company provides for income taxes under the principles of ASC Topic 740, Income Taxes, which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

On July 13, 2006 ASC Topic 740 was issued, Accounting for Uncertainty in Income Taxes, which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company adopted ASC Topic 740 on January 1, 2007, and it has had no material impact on its financial statements.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Potential common shares of 5,010,334, 9,466,150, and 9,702,428 related to the Company’s outstanding stock option and warrants were excluded from the computation of diluted net loss per share for the years ended December 31, 2009, 2008 and 2007 because their effect on net loss per share is anti-dilutive.

Recent Accounting Pronouncements

Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ASC Subtopic 808-10, concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC Subtopic 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under ASC Subtopic 808-10 applies to the entire collaborative agreement. ASC Subtopic 808-10 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this standard did not have a material impact on our financial statements.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

In December 2007, ASC Topic 805, Business Combinations, was issued which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC Topic 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. ASC 805 Topic makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. ASC Topic 805 applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on our financial statements.

Effective July 1, 2009, the Company adopted a replacement of FASB Statement No. 162, The “FASB Accounting Standards Codification”, of Generally Accepted Accounting Principles (ASC Topic 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC Subtopic 820-10-65, Financial Instruments, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC Subtopic 820-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC Subtopic 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial statements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements. Our level 1 assets primarily include our cash and cash equivalents (mainly money market accounts). Valuations are obtained from readily available pricing sources. We do not currently have Level 2 or 3 assets.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC Subtopic 855-10, Subsequent Events. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition,

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our financial statements.

3.	Recapitalization

During March 1997, Hollis-Eden Inc. was merged (the “Merger”) with and into the Company (then known as Initial Acquisition Corp. (IAC)). Upon consummation of the Merger, Hollis-Eden Inc. ceased to exist, and IAC changed its name to Hollis-Eden Pharmaceuticals, Inc. IAC (now called Hollis-Eden Pharmaceuticals, Inc.) was the continuing legal entity and registrant for SEC reporting purposes. The IAC Merger was accounted for as a recapitalization of Hollis-Eden Inc. by an exchange of Common Stock of Hollis-Eden Inc., for the net assets of IAC, consisting primarily of $6.5 million in cash and other receivables.

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

Effective February 9, 2010, we changed our name from Hollis-Eden Pharmaceuticals, Inc. to Harbor BioSciences, Inc. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of our wholly owned subsidiary into us. We were the surviving corporation and, in connection with the merger, we amended our Amended and Restated Certificate of Incorporation to change our name to Harbor BioSciences, Inc.

Effective February 18, 2010, our common stock began trading under a new Nasdaq symbol, "HRBR" and CUSIP number “41150V 103”.

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

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

5.	Income Taxes

The Company has available a federal and state net operating loss carryforward of approximately $207.1 million and $163.5 million at December 31, 2009, respectively, which may be carried forward as an offset to taxable income, if any, in future years through its expiration for California in 2019 and for Federal in 2029. The Company has a net federal and state deferred tax asset of approximately $81.0 million and $17.8 million at December 31, 2009, respectively, comprised of research and development credits and the net operating loss carryforwards. The net deferred tax assets have been fully reserved due to the uncertainty of the Company being able to generate taxable income under the more likely than not criteria of ASC Topic 740. The Federal and state net operating loss carryforwards begin expiring in 2017 and 2010, respectively.

The difference between the Company’s expected Federal tax benefit calculated using a 34% tax rate and the Company’s zero tax benefit for all years is primarily related to a full valuation allowance established against the Company’s net operating loss carryforwards for 2009 and the tax effects of stock compensation under ASC Topic 718. The net increase in valuation allowance at December 31, 2009 was approximately $5.4 million.

If certain substantial changes in the Company’s ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year. The Company has not performed a “Section 382” change in control test to date. Until this test is performed, the Company cannot be certain of the use of the loss carryforwards.

All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2006 for federal purposes and after 2005 for California state tax purposes.

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

HARBOR BIOSCIENCES, Inc.

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

On January 20, 2000, the Company reached a settlement regarding various disputes with Mr. Prendergast, Colthurst and Edenland. The parties entered into two new technology agreements, the Technology Assignment Agreement and the Sponsored Research and License Agreement.

The Technology Assignment Agreement (Assignment Agreement) replaced the Colthurst License Agreement. Pursuant to the Assignment Agreement, Mr. Prendergast and Colthurst assigned to the Company ownership of all patents, patent applications and current or future improvements of the technology under the Colthurst License Agreement, including IMMUNITIN, the Company’s lead clinical compound at the time. The annual license fee of $500,000 and the royalty obligations under the Colthurst License Agreement were eliminated. In consideration for the foregoing, the Company agreed to issue to Colthurst 660,000 shares of Common Stock and a warrant to purchase an aggregate of 400,000 shares of Common Stock at $25 per share. Only 132,000 of such shares of Common Stock were issued in 2000, with the remaining 528,000 shares to be issued over the next four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). In addition, all of the shares under the warrant vest over four years conditioned on continued compliance with the agreement and, in particular, satisfaction of the Conditions (as defined below). The Sponsored Research and License Agreement replaced the Edenland License Agreement and the Research, Development and Option Agreement. Pursuant to the Sponsored Research and License Agreement, Edenland exclusively licensed to the Company a number of compounds, together with all related patents and patent applications, and the Company funded additional preclinical research projects conducted by Edenland. The Company would also have exclusive license rights to all results of such research and would have royalty obligations to Edenland on sales of new products, if any, resulting from such research. None of the compounds licensed under the Sponsored Research and License Agreement have been developed by the Company and, as described below, this agreement is now terminated.

As stated above, the issuance of the additional shares of Common Stock and the vesting of the warrant was dependent upon the satisfaction of certain conditions (the “Conditions”). In accordance with ASC Subtopic 505-50 these future events could not be determined at the date of the agreements (January 2000). Accordingly, the shares and warrants are accounted for as they vest or are issued. During 2000, the Company recorded a research and development charge for $1.9 million representing the fair value of the 132,000 shares issued under the Assignment Agreement.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

Because all of the Conditions were not satisfied, the Company did not issue any additional shares to Colthurst and believed it had no obligation to issue any additional shares and that the warrant would not vest as to any shares of Common Stock.

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

In March 2002, the Company amended certain of its agreements with Aeson. Under the amendments, the Company paid Aeson $1.2 million, which extended the initial date by which the Company could exercise its option to acquire the remainder of Aeson to September 30, 2002. The Company also received additional equity securities as a result of its $1.2 million payment. The $1.2 million payment was expensed as in-process R&D. The Company elected not to exercise the option to acquire the remainder of Aeson by September 30, 2002.

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

Pharmadigm

In August 2002, we entered into a Sublicense Agreement with Pharmadigm, Inc. (currently known as Inflabloc Pharmaceuticals, Inc.). Under the agreement, we obtained exclusive worldwide rights to certain intellectual property of Pharmadigm and the University of Utah and we agreed to make aggregate payments of $0.9 million in cash or in shares of our common stock, at our option, over the next year. This cost was expensed in the third quarter of 2002. We elected to make such payments in equity and have issued a total of 168,921 shares of our common stock in complete satisfaction of this requirement (of which 118,921 shares were issued the quarter ended March 31, 2003). We may also make substantial additional milestone and royalty payments in cash to Pharmadigm if we meet specified development and commercialization milestones for products covered by the patents. To date, no such milestones have been met. The principal patents licensed under the agreement, originally licensed to Pharmadigm from the University of Utah, relate to inventions by Dr. Raymond Daynes and Dr. Barbara A. Areneo. Dr. Daynes served as a scientific consultant to the Company from 1999 to mid-2003.

HARBOR BIOSCIENCES, Inc.

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

Revenue is recognized under this agreement on a percentage of completion method for each distinct agreed-upon event. No revenue was recorded in 2009.

This agreement expired December 31, 2009.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

7.	Common Stock

Reverse Stock Splits

During February 1995, there was a 3-for-5 reverse stock split of the Company's common stock and in March 1996, a 1-for-2.65 reverse stock split of the Company’s common stock. Both reverse stock splits have been retroactively reflected for all periods presented.

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

On February 25, 2003, we completed a private placement in which we issued $10.0 million aggregate principal amount of three-year convertible debentures (“debentures”), bearing interest at 7.5% per year, and warrants to purchase up to 701,760 shares of common stock. The debentures were convertible into common stock at a price of $5.70 per share, which represented a discount from the price of our common stock on the commencement date. Also issued in connection with this private placement were warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.17, subject to adjustment, and warrants to purchase up to 350,880 shares of common stock which are exercisable at a price per share of $6.71, subject to adjustment. The warrants were exercisable until February 25, 2007.

HARBOR BIOSCIENCES, Inc.

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

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

In November 1999, the Company adopted a Shareholders Rights Plan in which Preferred Stock purchase rights (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock held as of the close of business on November 29, 1999. Each right entitled stockholders to buy, upon certain events, one one-hundredth of a share of a new Series B junior participating preferred stock of the Company at an exercise price of $100.00. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights were exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer of which the consummation would result in ownership by a person or group of 15% or more of the Company’s common stock. The Rights were redeemable for one cent per Right at the option of the Board of Directors prior to this event occurring. The Rights expired on November 14, 2009.

Effective October 19, 2009, the Company executed an Amended and Restated Rights Agreement (the “Rights Agreement”) between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent, amending and restating the Rights Agreement dated as of November 15, 1999 (the “Original Rights Agreement”). The purposes of this amendment of the Original Agreement include, among other things: to extend the expiration date of the Preferred Stock purchase rights issued from November 14, 2009 to November 14, 2019; to change how many new shares of common stock the Rights holders can purchase at a price of $100 per Right (the “Purchase Right”) after the 15% threshold is crossed from two times the number of the Company’s common stock that the Purchase Price is worth to five times the number of Company’s common stock that the Purchase Price is worth; to decrease the redemption price for Company-initiated redemption of the Rights from $0.01 to $0.0001.

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

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

On March 18, 2006, the Board of Directors amended and restated the 2005 Equity Plan to reserve an additional 500,000 shares for issuance under the 2005 Equity Plan, which was subsequently approved by the Company’s stockholders in June 2006.

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

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

The following table summarizes stock option activity under the Plan and the 2005 Equity Plan for 1997 through 2009 (in thousands, except per share amounts):

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

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

		Price Per Share
	Shares	Range	Weighted Average
2005
Granted	408	5.22-10.75	9.94
Exercised	13	3.53-6.68	5.67
Forfeited	56	5.29-10.47	8.06

Outstanding, December 31, 2005	4,646	$2.25-17.83	$9.57

2006
Granted	965	4.43-7.08	5.67
Exercised	6	2.25-5.29	3.86
Forfeited	67	4.60-10.69	6.98

Outstanding, December 31, 2006	5,538	$2.25-17.83	$8.93

2007
Granted	1,740	1.64-5.00	2.13
Exercised	9	2.25	2.25
Forfeited	1,607	2.25-16.75	8.29

Outstanding, December 31, 2007	5,662	$1.64-17.83	$7.02

2008
Granted	1,067	0.65-16.63	2.07
Forfeited	442	1.26-16.75	10.58

Outstanding, December 31, 2008	6,287	$0.65-17.83	$5.93

2009
Granted	378	0.75-14.97	4.85
Forfeited	3,645	0.75-16.63	6.16

Outstanding, December 31, 2009	3,020	$0.65-17.83	$5.52

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2009	3,020	$5.52	4.74	$0
Exercisable on December 31, 2009	2,693	$5.92	4.39	$0

As of December 31, 2009, the total remaining shares of common stock available for grant under the 2005 Equity Plan is 5,209,013 (which includes 66,000 shares under the inducement pool).

HARBOR BIOSCIENCES, Inc.

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

On March 30, 2007 the Board of Directors amended and restated the 2005 Directors’ Plan to reserve an additional 150,000 shares for issuance for a total of 450,000 shares reserved. The Company’s stockholders approved the amendment in June 2007.

On March 28, 2008, the Board of Directors amended and restated the 2005 Non-Employee Director’s Equity Incentive Plan to reserve an additional 150,000 shares for issuance under the 2005 Non-Employee Director’s Equity Incentive Plan, which was subsequently approved by the Company’s stockholders in June 2008.

The following table summarizes stock option activity under the Non-Employee Directors Plan for 2005 – 2009 (in thousands, except per share amounts):

	Shares	Price Per Share
		Range	Weighted Average
2005
Granted	30	$10.75	$10.75

Outstanding, December 31, 2005	30	$10.75	$10.75

2006
Granted	253	$5.43-11.75	$7.55

Outstanding, December 31, 2006	283	$5.43-11.75	$7.89

2007
Granted	75	$2.14	$2.14
Forfeited	30	$5.43-6.19	$5.81

Outstanding, December 31, 2007	328	$2.14-11.75	$6.76

2008
Granted	190	$1.62-10.75	$2.88
Forfeited	70	$1.62-10.75	$5.05

Outstanding, December 31, 2008	448	$1.62-11.75	$5.39

2009
Forfeited	190	$1.62-10.75	$4.01

Outstanding, December 31, 2009	258	$1.62-11.75	$6.40

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	258	$6.40	6.37	$-0-
Exercisable on December 31, 2009	239	$6.76	6.24	$-0-

As of December 31, 2009, the total remaining shares of common stock available for grant under the 2005 Non-Employee Directors’ Equity Incentive Plan is 342,000 shares.

Non-Plan Options

During 1995 and 1996, the Company granted non-statutory stock options to purchase a total of 608,000 shares to directors, officers and consultants.

In February 1997, as part of an employment agreement, the Company granted a non-statutory stock option to an executive to purchase 2,400,000 shares of the Company’s common stock at a price of $5.00 per share, which vested ratably over a six-year period. The intrinsic value of the options was $1,848,000. As a result, the Company recorded as deferred compensation a non-cash charge of $1,848,000, which was being amortized ratably over the six-year vesting period. Through February 1999, the Company had amortized a total of $641,333. In March 1999, the Company announced the resignation of this executive, at which time the Company and the executive agreed that the option would remain outstanding for a total of 1,200,000 shares, including the acceleration of vesting of 400,000 shares. This acceleration is considered to be a new grant of options and, as such, the Company took a one-time non-cash charge of $4.9 million during the first quarter of 1999. No change was made to the terms of the option for the remaining 800,000 shares. In February 2008, 400,000 of the options were forfeited and in February 2009, the remaining 800,000 were forfeited.

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

On September 20, 2004, the Company granted stock options to purchase 40,000 shares of common stock of the Company, at an exercise price of $10.79 per share, the fair market value at the date of grant, to a new executive officer. Options to purchase one-fourth of the total number of shares vest upon the first anniversary of

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

the grant, and options to purchase the remaining shares vest in equal monthly installments over the following three years. The options were forfeited in May 2007.

On August 1, 2007, the Company granted stock options to purchase 150,000 shares of common stock of the Company, at an exercise price of $1.66 per share, the fair market value at the date of grant, to a new executive officer. The options were forfeited in February 2008.

The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2009 (in thousands, except per share amounts):

	Shares	Price Per Share
		Range	Weighted Average

1995
Granted	38	$2.65-7.95	$4.64

Outstanding, December 31, 1995	38	$2.65-7.95	$4.64

1996
Granted	570	2.25	2.25

Outstanding, December 31, 1996	608	$2.25-7.95	$2.40

1997
Granted	2,400	5.00	5.00
Forfeited	50	2.25	2.25

Outstanding, December 31, 1997	2,958	$2.25-7.95	$4.51

1998
Exercised	53	2.25-5.30	2.93
Forfeited	50	2.25	2.25

Outstanding, December 31, 1998	2,855	$2.25-7.95	$4.58

1999
Granted	300	16.63	16.63
Exercised	10	7.95	7.95
Forfeited	1,220	2.25-5.00	4.95

Outstanding, December 31, 1999	1,925	$2.25-16.63	$6.16

Outstanding, December 31, 2000	1,925	$2.25-16.63	$6.16

2001
Exercised	10	2.25	2.25

Outstanding, December 31, 2001	1,915	$2.25-16.63	$6.23

Outstanding, December 31, 2002	1,915	$2.25-16.63	$6.23

2003
Forfeited	165	2.25	2.25

Outstanding, December 31, 2003	1,750	$2.25-16.63	$6.60

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

	Shares	Price Per Share
		Range	Weighted Average

2004
Granted	90	$10.79-11.70	$11.30

Outstanding, December 31, 2004	1,840	$2.25-16.63	$6.83

2005
Granted	28	$6.39-7.59	$7.00
Exercised	22	2.25	2.25

Outstanding, December 31, 2005	1,846	$2.25-16.63	$6.89

2006
Exercised	28	$2.25	$2.25
Forfeited	220	2.25-11.70	3.10

Outstanding, December 31, 2006	1,598	$5.00-16.63	$7.49

2007
Granted	150	$1.66	$1.66
Forfeited	84	7.59-11.70	10.58

Outstanding, December 31, 2007	1,664	$1.66-16.63	$6.81

2008
Forfeited	850	$1.66-16.63	$8.52

Outstanding, December 31, 2008	814	$5.00-6.39	$5.02

2009
Forfeited	814	$5.00-6.39	$5.02

Outstanding, December 31, 2009	—	—	—

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2009	—	—	—	—
Exercisable on December 31, 2009	—	—	—	—

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2009 were as follows:

	Outstanding options			Exercisable options
Range of Exercise Prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$ 0.65-$ 1.64	426,614	7.21	$1.60	303,103	$1.60
$ 1.66-$ 1.66	893,833	6.66	$1.66	725,391	$1.66
$ 1.68-$ 5.76	669,059	4.70	$5.21	619,518	$5.19
$ 5.88-$ 9.91	732,788	2.45	$7.66	728,239	$7.67
$10.15-$17.83	556,300	3.60	$12.70	556,300	$12.70

Balance as of 12/31/2009	3,278,594	4.87	$5.59	2,932,551	$5.99

Options exercisable at December 31, 2009, 2008 and 2007 were 2,932,551, 5,411,313 and 5,138,358 at weighted average exercise prices of $5.99, $7.10 and $8.78, respectively.

The weighted average, estimated fair values of employee stock options granted during the fiscal years ended December 31, 2009, 2008 and 2007 were $0.15, $1.02 and $1.14 per share, respectively.

The total stock-based compensation expense included in our statement of operations for the fiscal years ended December 31, 2009, 2008 and 2007 was $1.3 million, $2.5 million and $3.2 million, respectively. Of the $1.3 million stock-based compensation expense in 2009, $1.2 million relates to awards granted prior to January 1, 2009.

As of December 31, 2009, the unrecognized stock-based compensation expense related to non-vested options and restricted shares was approximately $1.7 million which is expected to be recognized over a weighted average period of approximately 1.11 years. During the fiscal year ended December 31, 2009 since no options were exercised, the total intrinsic value of the stock options exercised was $0. The Company issues new shares of common stock upon the exercise of stock options.

Cash proceeds and the intrinsic value related to stock options exercised during the fiscal years 2009, 2008 and 2007 to date, are provided in the following table (in thousands):

	Fiscal year Ended December 31,
	2009	2008	2007
Proceeds from stock options exercised	$0	$0	$20
Tax benefit related to stock options exercised (1)	NA	NA	NA
Intrinsic value of stock options exercised (2)	$0	$0	$28

(1)	ASC Topic 718 requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. The Company currently does not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

Restricted Stock

The fair value of restricted stock is based on the trading price of the Company’s common stock on the date of grant. We issued restricted stock for the first time during 2006 to certain employees. Restricted stock activity is as follows:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	68	$6.20
Forfeited	4	$6.20

Outstanding December 31, 2006	64	$6.20
Vested	22	$6.20
Forfeited	12	$6.20

Outstanding December 31, 2007	30	$6.20
Vested	12	$6.20

Outstanding December 31, 2008	18	$6.20
Vested	9	$6.20
Forfeited	6	$6.20

Outstanding December 31, 2009	3	$6.20

The market price of the common stock on the date of the grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the 4-year vesting period. During the fiscal years ended December 31, 2009, 2008 and 2007 there was approximately $82,900, $85,700 and $90,000 of compensation expense, respectively, was amortized and is included in general and administrative and research and development expense in the statement of operations.

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

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

During March 2003, the Company amended the consulting arrangement with the same financial organization affiliated with a director. The Company amended the warrant so that the warrant is now exercisable into an aggregate of 250,000 shares of common stock with an exercise price of $10.00 per share and an expiration date of the earlier of March 12, 2006 or thirty days after the consulting agreement is terminated. For accounting purposes, the original warrant was considered cancelled and a new warrant issued as a replacement resulting in a non-cash charge of approximately $0.8 million, which was expensed. The warrant expired without being exercised.

2001 Consulting Warrants

During April 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.09 per share. The warrants expired April 30, 2006. During July 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $6.225 per share. These warrants were

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

exercisable until July 31, 2006. These warrants, collectively, were issued for compensation for services and were estimated to have a combined value of approximately $208,000, which was expensed as a non-cash charge. Approximately 15% of these warrants were exercised and the remaining warrants have expired.

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

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

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

2005 Financing Warrants

In connection with the June 2005 subscription agreement with a single institutional investor, the Company issued a four-year warrant to purchase up to an additional 266,667 shares of common stock at an exercise price of $10.00 per share. The value ascribed to this warrant based on the Black-Scholes pricing model was $1.8 million and was charged to equity. This warrant expired in June 2009.

2006 Financing Warrants

In connection with the February 2006 financing agreement with institutional investors, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants became exercisable six months following issuance, and expired in February 2010.

In connection with the November 2006 financing agreement with institutional investors, the Company issued four-year warrants to purchase up to an additional 800,000 shares of common stock at an exercise price of $8.75 per share. The warrants became exercisable six months following issuance, and none have been exercised.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

2006 Consulting Warrants

During 2006, the Company issued two two-year warrants to purchase up to a total of 14,000 shares of the Company’s common stock at exercise prices of $6.20 and $5.52 per share. The warrants were issued for consulting services performed for the Company. These warrants expired in September and December 2008.

The 2006 warrants were valued at a total of $40,320 using the Black-Scholes pricing model. The value of the warrants was amortized according to the vesting period that approximated the period over which the services were performed.

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

The following table summarizes stock warrant activity for 2006 through 2009 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
Outstanding, December 31, 2005	1,652	$3.09-15.45	$9.96

2006
Issued	1,664	5.52-8.75	8.63
Exercised	10	3.09-6.23	3.22
Forfeited	787	3.09-12.00	10.25

Outstanding, December 31, 2006	2,519	$5.52-15.45	$9.02

2007
Issued	—	—	—
Exercised	—	—	—
Forfeited	470	6.17-15.45	9.91

Outstanding, December 31, 2007	2,049	$5.52-13.22	$8.81

2008
Issued	—	—	—
Exercised	—	—	—
Forfeited	132	5.52-13.22	8.39

Outstanding, December 31, 2008	1,917	$5.52-10.00	$8.84

2009
Issued	—	—	—
Exercised	—	—	—
Forfeited	267	10.00	10.00

Outstanding, December 31, 2009	1,650	$5.52-8.75	$8.65

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

For various price ranges, the following table summarizes the weighted average prices of outstanding warrants as of December 31, 2009 (in thousands, except per share amounts):

	Outstanding Warrants		Exercisable Warrants
Range of Exercise Prices	Shares	Weighted average price	Shares	Weighted average price
$5.01-$ 8.00	50	5.52	50	5.52
$8.01-$10.00	1,600	8.75	1,600	8.75

Balance as of 12/31/2009	1,650	$8.65	1,650	$8.65

11.	Employment Agreement

Pursuant to an employment agreement between Hollis-Eden and Mr. Richard B. Hollis entered into in November 1996, as amended (the “Hollis Employment Agreement”), Mr. Hollis’ annual base salary was increased to $225,000 upon the consummation of the Merger, with bonuses, future salary increases and equity compensation as determined by the Hollis-Eden Pharmaceuticals Board of Directors. Effective January 1, 2008, Mr. Hollis’ base salary was increased for 2008 from $532,480 to $553,779. If Mr. Hollis’ employment is terminated “without cause,” “for insufficient reason” or pursuant to a “change in control” (as such terms are defined in the Hollis Employment Agreement), Mr. Hollis will receive as severance (i) an amount equal to five times his then current annual base salary plus five times the amount of the bonus awarded to him in the prior calendar year, (ii) immediate vesting of all unvested stock options of Hollis-Eden Pharmaceuticals (or the surviving corporation in a change in control, if applicable) held by him and (iii) continued benefits under all employee benefit plans and programs for a period of three years. All of such payments are to be made in one lump sum within 30 days of termination. If Mr. Hollis’ employment is terminated “with cause” or if Mr. Hollis resigns other than for “sufficient reason,” Mr. Hollis’ compensation and benefits will cease immediately and Mr. Hollis will not be entitled to severance benefits. Mr. Hollis was terminated with cause in March 2009.

12.	Leases

Rental expenses for principal leased facilities under non-cancelable operating leases were approximately $1,349,000, $1,395,600 and $1,323,800 for 2009, 2008 and 2007 respectively. Future minimum payments for operating leases as of December 31, 2009 are as follows (in thousands):

Operating Leases
2010	$202
2011	3
2012	—
2013	—

Total minimum lease payments	$205

13.	Fair Value Measurement

We adopted ASC Topic 820 as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines the fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

HARBOR BIOSCIENCES, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at December 31, 2009.

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market Accounts	$8,931	$0	$0	$8,931

Total	$8,931	$0	$0	$8,931

14.	Supplementary Financial Data (Unaudited)

Interim Financial Information

(Unaudited)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarter may not agree with the per share amounts for the year.

	Quarter - Ended				Total Year
	March	June	September	December
	(In thousands, except per share)
Year Ended December 31, 2009
R&D operating expenses	$3,266	$2,583	$2,411	$1,663	$9,923
G&A operating expenses	1,755	1,241	738	716	4,450
Non-cash charges	342	462	270	248	1,322
Net loss	(5,295)	(4,251)	(3,413)	(2,667)	(15,626)
Net loss per share	(0.18)	(0.14)	(0.12)	(0.09)	(0.53)
Cash and cash equivalents	20,091	15,173	12,099	9,738	9,738

Year Ended December 31, 2008
R&D operating expenses	$4,126	$4,173	$3,339	$3,454	$15,092
G&A operating expenses	1,484	1,400	1,128	1,013	5,025
Non-cash charges	553	665	598	674	2,490
Net loss	(5,748)	(5,987)	(4,855)	(4,975)	(21,565)
Net loss per share	(0.20)	(0.21)	(0.17)	(0.17)	(0.74)
Cash and cash equivalents	38,961	34,123	29,062	24,152	24,152

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harbor BioSciences, Inc.

San Diego, California

We have audited the accompanying balance sheets of Harbor BioSciences, Inc. (the “Company”) (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009 and for the period from inception (August 15, 1994) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor BioSciences, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 and for the period from inception (August 15, 1994) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations resulting in accumulated net losses of approximately $252 million and has limited financial resources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BDO Seidman, LLP

San Diego, California

March 26, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Harbor BioSciences’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Harbor BioSciences, Inc. Harbor BioSciences Inc.’s internal control system was designed to provide reasonable assurance to Company management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States (GAAP).

Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct.

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

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company's processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of Harbor BioSciences’ internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and

Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K

Changes in Internal Control over Financial Reporting

There were no changes in Harbor BioSciences, Inc.’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the section entitled “Executive Officers and Senior Management” in Part I, Item 1 of this Annual Report on Form 10-K for information regarding executive officers and senior management.

The other information required by this Item 10 is set forth in Harbor BioSciences, Inc.’s definitive Proxy Statement which is expected to be filed with the Commission pursuant to Regulation 14A in connection with the Harbor BioSciences, Inc.’s 2009 Annual Meeting (the “Proxy Statement”) not later than 120 days after the end of our fiscal year ended December 31, 2009. This information is set forth in the Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item 12 is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners an Management” and is incorporated by reference to the Proxy Statement.

The following table provides information as of December 31, 2009 with respect to all of our compensation plans under which we are authorized to issue equity securities of the company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Stock option equity compensation plans approved by security holders	3,319,188	$5.60	5,557,014
Stock option equity compensation plans not approved by security holders	—	—	—
Warrant equity compensation plans not approved by security holders	50,000	$5.52	—

Total	3,369,188		5,557,014

The material features of each compensation plan or arrangement adopted without the approval of securities holders is included in Note 9 (“Stock Options—Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in our Notes To Financial Statements.

Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended December 31, 2009.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents have been filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2009, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR BIOSCIENCES, INC.
By:	/S/ JAMES M. FRINCKE
James M. Frincke, President and Chief Executive Officer

Date: March 26, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT W. WEBER as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. FRINCKE James M. Frincke	President and Chief Executive Officer	March 26, 2010

/S/ ROBERT W. WEBER Robert W. Weber	Chief Financial Officer and Secretary	March 26, 2010

/S/ JEROME M. HAUER Jerome M. Hauer	Director	March 26, 2010

/S/ MARC R. SARNI Marc R. Sarni	Director	March 26, 2010

/S/ SALVATORE J. ZIZZA Salvatore J. Zizza	Director	March 26, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Document

*3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

3.2	Bylaws of Registrant

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificates of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

*4.1

Amended and Restated Rights Agreement (the “Rights Agreement”) between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent, amending and restating the Rights Agreement dated as of November 15, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2009).

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

*10.27

Securities Purchase Agreement, dated as of February 25, 2003, by and between The Company and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

*10.30

Registration Rights Agreement, dated February 25, 2003, by and between The Company and the purchasers identified therein (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

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