Form 10-Q
period 2010-03-31
Harbor BioSciences, Inc.
filed 2010-05-07
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010 there were 29,479,939 shares of registrant’s Common Stock, $.01 par value, outstanding.

HARBOR BIOSCIENCES, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

Part I. Financial Information

Item 1.	Financial Statements

Harbor BioSciences, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)	March 31, 2010	Dec. 31, 2009*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$8,387	$9,738
Prepaid expenses	36	209
Other receivable	79	81
Deposits	48	48

Total current assets	8,550	10,076
Property and equipment, net of accumulated depreciation of $804 and $906, respectively	151	176
Restricted Cash	—	34

Total assets	$8,701	$10,286

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	438	136
Accrued expenses	1,118	1,150

Total current liabilities	1,556	1,286

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 29,493 and 29,493 shares issued; 29,433 and 29,433 shares outstanding, respectively	294	294
Paid-in capital	261,166	260,884
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(253,969)	(251,832)

Total stockholders’ equity	7,145	9,000

Total liabilities and stockholders’ equity	$8,701	$10,286

*	Derived from the audited financial statements as of December 31, 2009

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months ended March 31,		Period from Inception (Aug.15,1994) to March 31,
All numbers in thousands, except per share amounts	2010	2009	2010
Revenue:
Contract R&D revenue	$—	$—	$1,208

Total revenue	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	1,230	3,266	162,375
R&D costs related to common stock, stock option grants including collaborations and technology purchases	153	135	10,262

Total research and development	1,383	3,401	172,637

General and administrative:
G&A operating expenses	624	1,755	69,698
G&A costs related to common stock, stock option & warrant grants	129	207	18,972

Total general and administrative	753	1,962	88,670

Settlement of dispute	—	—	3,000

Total operating expenses	2,136	5,363	264,307

Other income (expense):
Loss on disposal of assets	(7)	(6)	(223)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	(7,627)
Interest income	6	74	17,368
Interest expense	—	—	(388)

Total other income / (expense), net	(1)	68	9,130

Net loss	$(2,137)	$(5,295)	$(253,969)

Net loss per share-basic and diluted	$(0.07)	$(0.18)

Weighted average number of commonshares outstanding-basic and diluted	29,434	29,169

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Three Months ended March 31,		Inception (Aug. 15, 1994) to March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,137)	$(5,295)	$(253,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	79	2,232
Loss on disposal of assets	7	6	238
Compensation expense related to equity awards	282	342	10,940
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	—	—	1,507
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Expense related to warrants issued as consideration to consultants	—	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock issued as consideration for In Process R&D	—	—	2,809
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	173	109	(36)
Deposits	—	7	(48)
Other receivables	2	—	(79)
Accounts payable	302	401	1,129
Accrued expenses	(32)	295	1,072

Net cash used in operating activities	(1,395)	(4,056)	(209,937)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment	10	—	207
Purchase of property and equipment	—	(5)	(2,827)

Net cash provided by (used in) investing activities	10	(5)	(2,620)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	34	—	—
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	183,534
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,796

Net cash from financing activities	34	—	220,944

Net increase (decrease) in cash	(1,351)	(4,061)	8,387
Cash and equivalents at beginning of period	9,738	24,152	—

Cash and equivalents at end of period	$8,387	$20,091	$8,387

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

	Three Months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31,
All numbers in thousands	2010	2009	2010
Supplemental Disclosure of Cash Flow Information:

Interest paid	$—	$—	$388

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The information at March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Harbor BioSciences, Inc. (“Harbor BioSciences”, “we” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2009, which was filed with the United States Securities and Exchange Commission on March 30, 2010.

New Accounting Pronouncements

Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ASC Subtopic 808-10, concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC Subtopic 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under ASC Subtopic 808-10 applies to the entire collaborative agreement. ASC Subtopic 808-10 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this standard did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 805, Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC Topic 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. ASC Topic 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. ASC Topic 805 applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on our financial statements.

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

Effective April 1, 2009, the Company adopted three accounting standard updates that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC Subtopic 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC Subtopic 820-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC Subtopic 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial statements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are no active; and

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

(Unaudited)

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant value drivers are observable.

Our level 1 assets primarily include our cash and cash equivalents (mainly money market accounts). Valuations are obtained from readily available pricing sources. We do not currently have Level 2 or 3 fair value assets or liabilities.

We do not have any debt instruments as of March 31, 2010.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC Subtopic 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our financial statements.

Accrued Expenses

Accrued expenses as of March 31, 2010 include approximately $0.3 million in accrued vacation expense and $0.8 million in other research and development and general and administrative expenses.

Accrued expenses as of December 31, 2009 include approximately $0.3 million in accrued vacation expense and $0.9 million in other research and development and general and administrative expenses.

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

Revenue is recognized under this agreement on a milestone completion basis for each distinct agreed-upon event. There were no revenues recorded during the three-month period ended March 31, 2010 under the CFFT agreement. To date, $1.2 million has been paid upon completing agreed upon events.

This agreement expired December 31, 2009.

3. Equity Transactions

Options to purchase 974,000 shares of common stock were granted in the three-month period ended March 31, 2010 of which 112,000 was to former employees. Of these granted options, 543,000 vested

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

(Unaudited)

immediately and the remaining 404,000 vest over two years. There were no options to purchase shares of common stock exercised in the three-month period ended March 31, 2010. The Company accounts for stock option grants in accordance with ASC Topic 718, Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.3 million and $0.3 million for the three-month period ended March 31, 2010 and 2009, respectively. The Company may from time to time extend previous option grants.

4. Fair Value Measurement

We adopted ASC Subtopic 820-10 as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at March 31, 2010:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$7,808	$0	$0	$7,808

Total	$7,808	$0	$0	$7,808

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

The Company has evaluated all subsequent events through May 7, 2010, which represents the filing date of this Form 10Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2010 and events which occurred subsequent to March 31, 2010 but were not recognized in the financial statements. As of May 7, 2010, there were no subsequent events that required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. This discussion represents our current judgment on the future direction of our business and our actual results may differ materially from those discussed here due to risks and factors including the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others as well as the risks and factors set forth below under the caption “Risk Factors.” Additional factors that could cause or contribute to such differences can be found in the financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Harbor BioSciences, Inc. (“Harbor BioSciences”), a clinical-stage pharmaceutical company, is engaged in the discovery and development of products for the treatment of diseases related to aging. Our current development efforts are primarily focused on a series of steroid hormone analogs that are derived from the human adrenal metabolome.

We are currently focused on the development of two clinical drug development candidates – APOPTONE® (HE3235), a compound in a Phase I/IIa clinical trial for late-stage prostate cancer and TRIOLEX® (HE3286), a compound currently in early Phase II clinical trials for the treatment of type 2 diabetes and staged for Phase II clinical trials in ulcerative colitis (UC) and rheumatoid arthritis (RA).

Drawn from our unique and proprietary platform, our research program has identified additional lead candidates active in preclinical models of cancer, metabolic conditions, autoimmune conditions, lung inflammation, bone degeneration and organ regeneration.

We have been unprofitable since our inception in August 1994. As of March 31, 2010, we had an accumulated deficit of approximately $254.0 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through March 31, 2010, we have incurred approximately $172.6 million in research and development expenses, $88.7 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through March 31, 2010, we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $9.1 million in net, other income, as our $17.4 million of interest income has been partly offset by $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.2 million loss on disposal of assets. The combination of these resulted in a net loss of $254.0 million for the period from inception until March 31, 2010.

Research and development expenses were $1.4 million and $3.4 million for the three-month periods ended March 31, 2010 and 2009, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $2.0 million for the three-month periods ended March 31, 2010 compared to 2009, primarily due to a reduction in personnel, closure of our laboratories, a substantial reduction in preclinical research and completion of our clinical study of TRIOLEX™ (HE3286) in inflamed, obese, insulin resistant type 2 diabetic patients.

General and administrative expenses were $0.8 million and $2.0 million for the three-month periods ended March 31, 2010 and 2009, respectively. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $1.2 million for the three-month period ended March 31, 2010 compared to the same period in 2009. The decrease was due mainly to a decrease in salaries expense resulting from reduced personnel, legal expenses, facilities, investor communications and stock option compensation expense.

Other income (loss), net was ($1,000) and $68,000 for the three-month periods ended March 31, 2010 and 2009, respectively. The decrease was due to lower interest income due to lower interest rates and cash balances and the loss on disposal of assets.

Please refer to critical accounting policies included in the Form 10K filed on March 30, 2010.

Liquidity and Capital Resources

A summary of our current contractual obligations as of March 31, 2010 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$154	$154	$—	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements into late 2010. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. As of March 31, 2010, our cash and cash equivalents totaled approximately $8.4 million.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future

We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. We do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2009. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

There have been no material changes to our investment portfolio from December 31, 2009 to the present. At March 31, 2010, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rule 13a-15(b) of the Exchange Act, James M. Frincke, our chief executive officer, and Robert W. Weber, our chief financial officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that the information required in the reports we file under the Exchange Act is gathered, reported-up, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The description of risks below includes certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects and, as a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $254.0 million as of March 31, 2010. Our net losses for fiscal years 2009, 2008 and 2007 were approximately $15.6 million, $21.6 million and $23.1 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of March 31, 2010, our cash and cash equivalents totaled approximately $8.4 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements into late 2010. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

We have not generated any revenues from product sales, and have incurred losses in each year since our inception in 1994. We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. We do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I clinical trial with TRIOLEX in the United States under an IND, for the treatment of metabolic disorders;

•	Phase I/II clinical trial with TRIOLEX in the United States under an IND for the treatment of metabolic disorders;

•	Phase I clinical trial with TRIOLEX in the United States under an IND, for the treatment of metabolic disorders;

•	Phase II clinical trial with TRIOLEX in the United States in type 2 diabetes patients under an IND for the treatment of metabolic disorders;

•	Phase I/II clinical trial with TRIOLEX in the United States under an IND for the treatment of gastrointestinal inflammatory conditions;

•	Phase I clinical trial with TRIOLEX in the United States in rheumatoid arthritis patients under an IND for the treatment of inflammatory conditions; and

•

Phase I/IIa clinical trial with APOPTONE in the United States in late-stage prostate cancer patients who have failed hormone therapy and at least one round of chemotherapy treatment or have not received chemotherapy under an IND for the treatment of hormone-sensitive cancers including prostate cancer.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.28 to $0.98 between January 1, 2009 and May 4, 2010.

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

The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. All companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards. We elected to transfer the listing of our common stock to the Nasdaq Capital Market because we no longer met the minimum bid price rule of The Nasdaq Global Market.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

*3.1	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 16, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Frincke.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of James M. Frincke and Robert W. Weber.

*	Previously filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BIOSCIENCES, INC.

Dated: May 7, 2010	/S/ ROBERT W. WEBER
Robert W. Weber
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)