Form 10-Q
period 2010-06-30
Harbor BioSciences, Inc.
filed 2010-08-13
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-34584

HARBOR BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 180, San Diego, California	92122
(Address of principal executive offices)	(zip code)

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

As of August 12, 2010 there were 35,374,938 shares of registrant’s Common Stock, $.01 par value, outstanding.

HARBOR BIOSCIENCES, INC.

Form 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

Harbor BioSciences, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)	June 30, 2010	Dec. 31, 2009*
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$8,439	$9,738
Prepaid expenses	217	209
Other receivable	3	81
Deposits	48	48

Total current assets	8,707	10,076
Property and equipment, net of accumulated depreciation of $811 and $906, respectively	144	176
Restricted Cash	—	34

Total assets	$8,851	$10,286

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	347	136
Accrued expenses	1,244	1,150

Total current liabilities	1,591	1,286

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 35,434 and 29,493 shares issued; 35,375 and 29,433 shares outstanding, respectively	354	294
Paid-in capital	263,095	260,884
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(255,843)	(251,832)

Total stockholders’ equity	7,260	9,000

Total liabilities and stockholders’ equity	$8,851	$10,286

*	Derived from the audited financial statements as of December 31, 2009

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Period from Inception (Aug. 15, 1994) to June 30, 2010

	Three Months ended June 30,		Six Months ended June 30,
All numbers in thousands, except per share amounts	2010	2009	2010	2009
Revenue:
Contract R&D revenue	$—	$—	$—	$—	$1,208

Total revenue	—	—	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	1,111	2,583	2,341	5,849	163,486
R&D costs related to common stock, stock option grants including collaborations and technology purchases	88	167	242	302	10,351

Total research and development	1,199	2,750	2,583	6,151	173,837

General and administrative:
G&A operating expenses	589	1,241	1,213	2,996	70,287
G&A costs related to common stock, stock option & warrant grants	90	295	218	502	19,061

Total general and administrative	679	1,536	1,431	3,498	89,348

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	1,878	4,286	4,014	9,649	266,185

Other income (expense):
Loss on disposal of assets	—	(2)	(6)	(7)	(223)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	4	37	9	111	17,372
Interest expense	—	—	—	—	(388)

Total other income / (expense), net	4	35	3	104	9,134

Net loss	$(1,874)	$(4,251)	$(4,011)	$(9,545)	$(255,843)

Net loss per share-basic and diluted	$(0.06)	$(0.14)	$(0.13)	$(0.33)
Weighted average number of common shares outstanding-basic and diluted	30,852	29,305	30,143	29,237

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Period from Inception (Aug. 15, 1994) to June 30, 2010

	Six Months ended June 30,
All numbers in thousands	2010	2009
Cash flows from operating activities:
Net loss	$(4,011)	$(9,545)	$(255,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	137	2,240
Loss on disposal of assets	7	7	238
Compensation expense related to equity awards	460	804	11,119
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	21	43	1,529
Common stock issued as consideration for amendments to the license / finance agreements	—	—	67
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment and services	—	—	2,859
Expense related to warrants issued as consideration to consultants	—	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock issued as consideration for In Process R&D	—	—	2,809
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	(8)	(319)	(217)
Deposits	—	7	(48)
Other receivables	78	—	(3)
Accounts payable	211	(41)	347
Accrued expenses	94	(67)	1,887

Net cash used in operating activities	(3,132)	(8,974)	(211,674)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment	10	—	207
Purchase of property and equipment	—	(5)	(2,827)

Net cash provided by (used in) investing activities	10	(5)	(2,620)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	34	—	—
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	1,789	—	185,323
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,796

Net cash from financing activities	1,823	—	222,733

Net increase (decrease) in cash	(1,299)	(8,979)	8,439
Cash and equivalents at beginning of period	9,738	24,152	—

Cash and equivalents at end of period	$8,439	$15,173	$8,439

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

			Period from Inception (Aug. 15, 1994) to June 30, 2010

	Six Months ended June 30,
All numbers in thousands	2010	2009
Supplemental Disclosure of Cash Flow Information:

Interest paid	$—	$—	$388

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The information at June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Harbor BioSciences, Inc. (“Harbor BioSciences”, “we” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2009, which was filed with the United States Securities and Exchange Commission on March 30, 2010.

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

(Unaudited)

Accrued Expenses

Accrued expenses as of June 30, 2010 include approximately $0.3 million in accrued vacation expense and $1.0 million in other research and development and general and administrative expenses.

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

Revenue is recognized under this agreement on a milestone completion basis for each distinct agreed-upon event. There were no revenues recorded during the three-month period ended June 30, 2010 under the CFFT agreement. To date, $1.2 million has been paid upon completing agreed upon events.

This agreement expired December 31, 2009.

3. Equity Transactions

On June 10, 2010 the Company raised approximately $2.06 in gross proceeds from the sale of approximately 5.9 million shares of its common stock and warrants to purchase approximately 3.5 million shares of its common stock. The shares of common stock and warrants to purchase common stock were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. The purchase price per unit is $0.35.

Options to purchase 974,000 shares of common stock were granted in the six-month periods ended June 30, 2010, of which, 112,000 was to former employees. No options were granted in the three-months ended June 30, 2010. Of these granted options, 543,000 vested immediately and the remaining 404,000 vest over two years. There were no options to purchase shares of common stock exercised in the three-month and six-month periods ended June 30, 2010. The Company accounts for stock option grants in accordance with ASC Topic 718, Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.2 million and $0.5 million for the three-month and six-month period ended June 30, 2010, respectively and $0.5 million and $0.8 million for the same periods in 2009. The Company may from time to time extend previous option grants.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements—(Continued)

(Unaudited)

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at June 30, 2010:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$5,253	$0	$0	$5,253

Total	$5,253	$0	$0	$5,253

5. Other Matters

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

The Company has evaluated all subsequent events through August 12, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2010 and events which occurred subsequent to June 30, 2010 but were not recognized in the financial statements. As of August 12, 2010, there were no subsequent events that required recognition or disclosure.

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

We are currently focused on the development of two clinical drug development candidates – APOPTONE® (HE3235), a compound in a Phase I/IIa clinical trial for late-stage prostate cancer and TRIOLEX® (HE3286), a compound which recently completed early Phase II clinical trials for the treatment of type 2 diabetes and staged for Phase II clinical trials in ulcerative colitis (UC) and rheumatoid arthritis (RA).

Drawn from our unique and proprietary platform, our research program has identified additional lead candidates active in preclinical models of cancer, metabolic conditions, autoimmune conditions, lung inflammation, bone degeneration and organ regeneration.

We have been unprofitable since our inception in August 1994. As of June 30, 2010, we had an accumulated deficit of approximately $255.8 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through June 30, 2010, we have incurred approximately $173.8 million in research and development expenses, $89.3 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through June 30, 2010, we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $9.1 million in net, other income, as our $17.3 million of interest income has been partly offset by $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.2 million loss on disposal of assets. The combination of these resulted in a net loss of $255.8 million for the period from inception until June 30, 2010.

Research and development expenses were $1.2 million and $2.6 million for the three-month and six-month periods ended June 30, 2010, respectively, compared to $2.8 million and $6.2 million for the same periods in 2009. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $1.6 million and $3.6 million for the three-month and six-month periods ended June 30, 2010, respectively, compared to 2009. The decrease was primarily due to a reduction in personnel, facilities, closure of our laboratories, a substantial reduction in preclinical research and completion of our clinical study of TRIOLEX™ (HE3286) in inflamed, obese, insulin resistant type 2 diabetic patients.

General and administrative expenses were $0.7 million and $1.4 million for the three-month and six- month periods ended June 30, 2010, respectively, and $1.5 million and $3.5 million for the same periods in 2009. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $0.8 million for the three-month period and $2.1 million for the six-month periods ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease was due mainly to a decrease in salaries expense resulting from reduced personnel, legal expenses, facilities, investor communications and stock option compensation expense.

Other income, net was approximately $4,000 and $3,000 for the three-month and six-month periods ended June 30, 2010, respectively, compared to $35,000 and $104,000 for the same periods in 2009. The decrease was due to lower interest income due to lower interest rates and cash balances and the loss on disposal of assets.

Please refer to critical accounting policies included in the Form 10-K filed on March 30, 2010.

Liquidity and Capital Resources

A summary of our current contractual obligations as of June 30, 2010 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$24	$24	$—	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements into the first half of 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. As of June 30, 2010, our cash and cash equivalents totaled approximately $8.4 million.

Our future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials, the number and breadth of our programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may incur increasing negative cash flows and net losses for the foreseeable future

On June 10, 2010 the Company raised approximately $2.06 in gross proceeds from the sale of approximately 5.9 million shares of its common stock and warrants to purchase approximately 3.5 million shares of its common stock. The shares of common stock and warrants to purchase common stock were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. The purchase price per unit was $0.35.

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

There have been no material changes to our investment portfolio from December 31, 2009 to the present. At June 30, 2010, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rule 13a-15(b) of the Exchange Act, James M. Frincke, our chief executive officer, and Robert W. Weber, our chief financial officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information required in the reports we file under the Exchange Act is gathered, reported-up, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow for timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The size of our company makes full segregation of duties difficult. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met, and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $255.8 million as of June 30, 2010. Our net losses for fiscal years 2009, 2008 and 2007 were approximately $15.6 million, $21.6 million and $23.1 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of June 30, 2010, our cash and cash equivalents totaled approximately $8.4 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements into the first half of 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Phase I and I/II clinical trials with TRIOLEX in the United States under an IND, for the treatment of metabolic disorders;

•	Phase II clinical trial with TRIOLEX in the United States in type 2 diabetes patients under an IND for the treatment of metabolic disorders;

•	Phase I/II clinical trial with TRIOLEX in the United States under an IND for the treatment of gastrointestinal inflammatory conditions;

•	Phase I clinical trial with TRIOLEX in the United States in rheumatoid arthritis patients under an IND for the treatment of inflammatory conditions; and

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.22 to $0.98 between January 1, 2009 and August 4, 2010.

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

We made no unregistered sales of securities or repurchases of our securities during the quarter ended June 30, 2010.

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

HARBOR BIOSCIENCES, INC.

Dated: August 12, 2010	/S/ ROBERT W. WEBER
Robert W. Weber
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)