Form 10-Q
period 2010-09-30
Harbor BioSciences, Inc.
filed 2010-11-12
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010 there were 35,465,838 shares of registrant’s Common Stock, $.01 par value, outstanding.

HARBOR BIOSCIENCES, INC.

Form 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

Harbor BioSciences, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)	Sept. 30, 2010 (Unaudited)	Dec. 31, 2009*

ASSETS:
Current assets:
Cash and cash equivalents	$6,924	$9,738
Prepaid expenses	146	209
Other receivable	—	81
Deposits	27	48

Total current assets	7,097	10,076

Property and equipment, net of accumulated depreciation of $291 and $906, respectively	74	176
Restricted Cash	—	34

Total assets	$7,171	$10,286

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	375	136
Accrued expenses	1,059	1,150

Total current liabilities	1,434	1,286

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 35,525 and 29,493 shares issued; 35,466 and 29,433 shares outstanding, respectively	355	294
Paid-in capital	263,214	260,884
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(257,486)	(251,832)

Total stockholders’ equity	5,737	9,000

Total liabilities and stockholders’ equity	$7,171	$10,286

*	Derived from the audited financial statements as of December 31, 2009

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts
	Three Months ended Sept. 30,		Nine Months ended Sept. 30,		Period from Inception (Aug.15,1994) to Sept. 30,
	2010	2009	2010	2009	2010
Revenue:
Contract R&D revenue	$—	$—	$—	$—	$1,208

Total revenue	—	—	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	874	2,411	3,216	8,260	164,360
R&D costs related to common stock, stock option grants including collaborations and technology purchases	60	167	302	469	10,411

Total research and development	934	2,578	3,518	8,729	174,771

General and administrative:
G&A operating expenses	624	744	1,837	3,740	70,911
G&A costs related to common stock, stock option & warrant grants	39	103	257	605	19,100

Total general and administrative	663	847	2,094	4,345	90,011

Settlement of dispute	—	—	—	—	3,000

Total operating expenses	1,597	3,425	5,612	13,074	267,782

Other income (expense):
Loss on disposal of assets	(49)	(12)	(55)	(19)	(272)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	—	—	(7,627)
Interest income	4	24	13	135	17,375
Interest expense	—	—	—	—	(388)

Total other income / (expense), net	(45)	12	(42)	116	9,088

Net loss	$(1,642)	$(3,413)	$(5,654)	$(12,958)	$(257,486)

Net loss per share-basic and diluted	$(0.05)	$(0.12)	$(0.18)	$(0.44)

Weighted average number of common shares outstanding-basic and diluted	35,459	29,389	31,915	29,288

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands	Nine Months ended September 30,		Period from Inception (Aug. 15, 1994) to Sept. 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(5,654)	$(12,958)	$(257,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	186	2,244
Loss on disposal of assets	55	39	286
Compensation expense related to equity awards	559	1,074	11,217
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	44	78	1,550
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment, services and amendments to license / finance agreements	—	—	2,926
Expense related to warrants issued as consideration to consultants	—	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock issued as consideration for In Process R&D	—	—	2,809
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	63	(135)	(147)
Deposits	21	7	(28)
Other receivables	81	(19)	—
Accounts payable	239	(18)	374
Accrued expenses	(91)	(302)	1,706

Net cash used in operating activities	(4,663)	(12,048)	(213,207)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment	26	—	223
Purchase of property and equipment	—	(5)	(2,827)

Net cash provided by (used in) investing activities	26	(5)	(2,604)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	34	—	—
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	1,789	—	185,323
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,796

Net cash from financing activities	1,823	—	222,733

Net increase (decrease) in cash	(2,814)	(12,053)	6,922
Cash and equivalents at beginning of period	9,738	24,152	—

Cash and equivalents at end of period	$6,924	$12,099	$6,922

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The information at September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Harbor BioSciences, Inc. (“Harbor BioSciences”, “we” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2009, which was filed with the United States Securities and Exchange Commission on March 30, 2010.

Accrued Expenses

Accrued expenses as of September 30, 2010 include approximately $0.3 million in accrued vacation expense and $0.8 million in other research and development and general and administrative expenses.

Accrued expenses as of December 31, 2009 include approximately $0.3 million in accrued vacation expense and $0.9 million in other research and development and general and administrative expenses.

2. Other Agreements and Commitments

Study Funding Agreement

The Company had a Study Funding Agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). The agreement committed CFFT to provide a total of $1.7 million to be paid in seven tranches based on the Company’s completion of certain agreed-upon events. The agreement also contained a provision indicating that upon termination of this agreement by either party, CFFT shall pay the Company for all work performed through the date of termination, plus reasonable costs of bringing the study to an orderly close.

In return for this funding, the Company has agreed to pay CFFT a minimum royalty on sales of a specified compound over a specified period following regulatory approval in the United States. Additional compensation is due to CFFT if net sales of this compound exceed a specified amount over a period of time.

Revenue was recognized under this agreement on a milestone completion basis for each distinct agreed-upon event. A total of $1.2 million was paid upon completing agreed upon events.

This agreement expired December 31, 2009.

3. Equity Transactions

In June 2010, the Company raised approximately $2.06 in gross proceeds from the sale of approximately 5.9 million shares of its common stock and warrants to purchase approximately 3.5 million shares of its common stock. The shares of common stock and warrants to purchase common stock were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. The purchase price per unit is $0.35. The exercise price of the warrants is $0.50 per share.

Options to purchase 974,000 shares of common stock were granted in the nine-month period ended September 30, 2010, of which, options for a total of 112,000 shares were to former employees. No options were granted in the three-months ended September 30, 2010. Of these granted options, 543,000 vested immediately and the remaining 404,000 vest over two years. There were no options to purchase shares of common stock exercised in the three-month and nine-month periods ended September 30, 2010. The Company accounts for stock option grants in accordance with ASC Topic 718, Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $0.1 million and $0.6 million for the three-month and nine-month periods ended September 30, 2010, respectively and $0.3 million and $1.1 million for the same periods in 2009. The Company may from time to time extend previous option grants.

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at September 30, 2010:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$4,403	$0	$0	$4,403

Total	$4,403	$0	$0	$4,403

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

The Company’s common stock was delisted from the NASDAQ Stock Market at the opening of business on September 23, 2010. The Company’s shares now trade on the OTC Bulletin Board (“OTCBB”). The Company expects that its common stock will continue to trade on the OTCBB so long as market makers demonstrate an interest in trading the common stock. The Company will continue to file periodic reports with the SEC pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

In November 2010, we received notice from the U.S. Internal Revenue Service (IRS) that the company had been awarded approximately $489,000 in grants under the Qualifying Therapeutic Discovery Project Program. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010.

After a determination by U.S. Department of Health and Human Services that Apoptone and Triolex projects met the definition of a “qualifying therapeutic discovery project,” the IRS certified the qualifying investment and approved the award amount of approximately $244,479 per project. The qualified investments represent 2009 research and development expenses; there are no future performance obligations related to these grants.

The Company has evaluated all subsequent events through November 12, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2010 and events which occurred subsequent to September 30, 2010 but were not recognized in the financial statements. As of November 12, 2010, there was one subsequent events that required recognition or disclosure noted above.

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

We are currently focused on the development of two clinical drug development candidates – APOPTONE® (HE3235), a compound in a Phase I/IIa clinical trial for late-stage prostate cancer and TRIOLEX® (HE3286), a compound which recently completed early Phase II clinical trials for the treatment of type 2 diabetes mellitus.

Drawn from our unique and proprietary platform, our research program has identified additional lead candidates active in preclinical models of cancer, metabolic conditions, autoimmune conditions, lung inflammation, bone degeneration and organ regeneration.

We have been unprofitable since our inception in August 1994. As of September 30, 2010, we had an accumulated deficit of approximately $257.5 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through September 30, 2010, we have incurred approximately $174.8 million in research and development expenses, $90.0 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through September 30, 2010, we have generated approximately $1.2 million in revenues (which resulted from providing research and development services under our Study Funding Agreement with CFFT). We have earned $9.1 million in net, other income, as our $17.4 million of interest income has been partly offset by $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.3 million loss on disposal of assets. The combination of these resulted in a net loss of $257.5 million for the period from inception until September 30, 2010.

Research and development expenses were $0.9 million and $3.5 million for the three-month and nine-month periods ended September 30, 2010, respectively, compared to $2.6 million and $8.7 million for the same periods in 2009. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $1.7 million and $5.2 million for the three-month and nine-month periods ended September 30, 2010, respectively, compared to 2009. The decrease was primarily due to a reduction in personnel, facilities, closure of our laboratories, a substantial reduction in preclinical research and completion of our clinical study of TRIOLEX™ (HE3286) in inflamed, obese, insulin resistant type 2 diabetic patients.

General and administrative expenses were $0.7 million and $2.1 million for the three-month and nine- month periods ended September 30, 2010, respectively, and $0.8 million and $4.3 million for the same periods in 2009. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $0.1 million for the three-month period and $2.2 million for the nine-month periods ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease was due mainly to a decrease in salaries expense resulting from reduced personnel, legal expenses, facilities, investor communications and stock option compensation expense.

Other income (loss), net was approximately $(45,000) and $(42,000) for the three-month and nine-month periods ended September 30, 2010, respectively, compared to $12,000 and $116,000 for the same periods in 2009. The decrease was due to lower interest income due to lower interest rates and cash balances and the loss on disposal of assets.

Please refer to critical accounting policies included in the Form 10-K filed on March 30, 2010.

Liquidity and Capital Resources

A summary of our current contractual obligations as of September 30, 2010 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$136	$136	$—	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements into the first half of 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. As of September 30, 2010, our cash and cash equivalents totaled approximately $6.9 million.

Our common stock was recently de-listed from the NASDAQ stock market. Our common stock is now traded on the OTC Bulletin Board, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange, which may make it more difficult to raise capital. In addition, trading in our common stock has historically been extremely limited. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation. This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and you may not be able to sell shares of our common stock when or at prices you desire.

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

There have been no material changes to our investment portfolio from December 31, 2009 to the present. At September 30, 2010, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rule 13a-15(b) of the Exchange Act, James M. Frincke, our chief executive officer, and Robert W. Weber, our chief financial officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that the information required in the reports we file under the Exchange Act is gathered, reported-up, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $257.5 million as of September 30, 2010. Our net losses for fiscal years 2009, 2008 and 2007 were approximately $15.6 million, $21.6 million and $23.1 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

As of September 30, 2010, our cash and cash equivalents totaled approximately $6.9 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements into the first half of 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates.

Our common stock has a very limited trading market

Our common stock was recently de-listed from the NASDAQ stock market. Our common stock is now traded on the OTC Bulletin Board, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our common stock has historically been extremely limited. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation. This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and you may not be able to sell shares of our common stock when or at prices you desire.

Substantial sales of our stock may impact the market price of our common stock.

As evidenced by the completion of our recent registered direct offering, future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants or conversion of convertible securities, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.14 to $0.98 between January 1, 2009 and November 4, 2010.

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

We made no unregistered sales of securities or repurchases of our securities during the quarter ended September 30, 2010.

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

HARBOR BIOSCIENCES, INC.

Dated: November 12, 2010	/s/ Robert W. Weber
Robert W. Weber
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)