Form 10-Q
period 2011-03-31
Harbor BioSciences, Inc.
filed 2011-05-12
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 10, 2011 there were 35,465,838 shares of registrant’s Common Stock, $.01 par value, outstanding.

HARBOR BIOSCIENCES, INC.

Form 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

Part I. Financial Information

Item 1.	Financial Statements

Harbor BioSciences, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands (except par value)	March 31, 2011 (Unaudited)	Dec. 31, 2010*

ASSETS:
Current assets:
Cash and cash equivalents	$4,457	$5,923
Prepaid expenses .	71	100
Other receivable	37	1
Deposits	28	28

Total current assets	4,593	6,052

Property and equipment, net of accumulated depreciation of $190 and $273, respectively	20	44
Restricted Cash	—	0

Total assets	$4,613	$6,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$415	$201
Accrued expenses	706	1,005
Other current liabilities	20	29

Total current liabilities	1,141	1,235

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 35,525 and 35,525 shares issued; 35,466 and 35,466 shares outstanding, respectively	355	355
Paid-in capital .	263,290	263,281
Cost of treasury stock (59 shares)	(346)	(346)
Deficit accumulated during development stage	(259,827)	(258,429)

Total stockholders’ equity	3,472	4,861

Total liabilities and stockholders’ equity	$4,613	$6,096

*	Derived from the audited financial statements as of December 31, 2010

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts			Period from
	Three Months ended March. 31,		Inception (Aug. 15, 1994) to March 31,
	2011	2010	2011
Revenue:
Contract R&D revenue	$—	$—	$1,208

Total revenue	—	—	1,208

Operating expenses:
Research and development:
R&D operating expenses	876	1,230	165,441
R&D costs related to common stock, stock option grants including collaborations and technology purchases	3	153	10,451

Total research and development	879	1,383	175,892

General and administrative:
G&A operating expenses	530	624	72,089
G&A costs related to common stock, stock option & warrant grants	6	129	19,136

Total general and administrative	536	753	91,225

Settlement of dispute	—	—	3,000

Total operating expenses	1,415	2,136	270,117

Other income (expense):
Gain/(Loss) on disposal of assets	14	(7)	(285)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	—	—	(7,627)
Interest income	3	6	17,382
Interest expense	—	—	(388)

Total other income / (expense), net	17	(1)	9,082

Net loss	$(1,398)	$(2,137)	$(259,827)

Net loss per share-basic and diluted	$(0.04)	$(0.07)

Weighted average number of common shares outstanding-basic and diluted	35,466	29,434

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands	Three Months ended March 31,		Period from Inception (Aug. 15, 1994) to March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(1,398)	$(2,137)	$(259,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	8	2,244
(Gain)/Loss on disposal of assets	(14)	7	302
Compensation expense related to equity awards	9	282	11,293
Amortization of deemed discount on convertible debentures	—	—	6,470
Amortization of deferred issuance cost	—	—	1,157
Common stock issued for the company 401k plan	—	—	1,550
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment, services and amendments to license / finance agreements	—	—	2,926
Expense related to warrants issued as consideration to consultants	—	—	4,369
Expense related to warrants issued to a director for successful closure of merger	—	—	570
Expense related to stock options issued	—	—	5,718
Expense related to common stock issued for the purchase of technology	—	—	1,848
Common stock issued as consideration for In Process R&D	—	—	2,809
Deferred compensation expense related to options issued	—	—	1,210

Changes in assets and liabilities:
Prepaid expenses	29	173	(71)
Deposits	—	—	(28)
Other receivables	(36)	2	(37)
Accounts payable	214	302	1,106
Accrued expenses	(299)	(32)	660
Other liabilities	(9)	—	20

Net cash used in operating activities	(1,503)	(1,395)	(215,711)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment	37	10	260
Purchase of property and equipment	—	—	(2,825)

Net cash provided by (used in) investing activities	37	10	(2,565)

Cash flows from financing activities:
Contributions from stockholder	—	—	104
Restricted cash	—	34	—
Net proceeds from sale of preferred stock	—	—	4,000
Net proceeds from sale of common stock	—	—	185,323
Net proceeds from issuance of convertible debentures and warrants	—	—	9,214
Purchase of treasury stock	—	—	(346)
Proceeds from issuance of debt	—	—	371
Net proceeds from recapitalization	—	—	6,271
Net proceeds from warrants and options exercised	—	—	17,796

Net cash from financing activities	—	34	222,733

Net increase (decrease) in cash	(1,466)	(1,351)	4,457
Cash and equivalents at beginning of period	5,923	9,738	—

Cash and equivalents at end of period	$4,457	$8,387	$4,457

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc. (A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

All numbers in thousands			Period from Inception (Aug. 15, 1994)
	Three Months ended March 31,		to March 31,
	2011	2010	2011
Supplemental Disclosure of Cash Flow Information:
Income taxes	$—	$—	$—

Interest paid	—	—	388

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	—	—	10,371
Warrants issued to consultants in lieu of cash, no vesting	—	—	559
Warrants issued in lieu of cash, commissions on private placement	—	—	733
Warrants issued in connection with convertible debentures	—	—	371

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The information at March 31, 2011, and for the three-month period ended March 31, 2011 and 2010, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Harbor BioSciences, Inc. (“Harbor BioSciences”, “we” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2010, which was filed with the United States Securities and Exchange Commission on March 31, 2011.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the Cystic Fibrosis Foundation Therapeutics (’CFFT”) collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable will depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.

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

Accounts Payable and Accrued Expenses

Accrued expenses as of March 31, 2011 include approximately $0.3 million in accrued vacation expense and $0.8 million in other research and development and general and administrative expenses.

Accrued expenses as of December 31, 2010 include approximately $0.3 million in accrued vacation expense and $0.9 million in other research and development and general and administrative expenses.

2. Other Agreements and Commitments

China State Institute of Pharmaceutical Industry Agreements

In January 2011, the Company announced that it had licensed the research and development and commercialization rights for three of its products, exclusively in the People’s Republic of China and Hong Kong, to the China State Institute of Pharmaceutical Industry (“CIPI”). Harbor BioSciences retains the rights to these products in the U.S. and the rest of the world, and CIPI will make available to the company all pre-clinical and clinical data it generates.

CIPI was recently formed by a merger of the Shanghai Institute of Pharmaceutical Industry and other institutes and companies. CIPI’s research and development (“R&D”) focus has been in the areas of cancer, infectious diseases, cardiovascular, autoimmune disorders, endocrinology and central nervous system (“CNS”). CIPI is a subsidiary of the China National Pharmaceutical Group Corporation (“Sinopharm Group”), China’s largest pharmaceutical and health industrial group under the state-owned Assets Supervision and Administration Commission of the State Council. Sinopharm Group’s core businesses include R&D, manufacturing, distribution and retail sales. Its products are manufactured in more than 10 pharmaceutical and biological production facilities. Sinopharm Group has more than 20 joint ventures with global pharmaceutical companies and through trade and cooperative relations, has a presence in more than 100 countries and regions. Sinopharm Group reported in June 2010 six-month revenues of approximately $4.75 billion U.S. and net profits of approximately $137 million U.S.

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

Equity Transactions

No options to purchase shares of common stock were granted in the three-month period ended March 31, 2011. There were no options to purchase shares of common stock exercised in the three-month period ended March 31, 2011. The Company accounts for stock option grants in accordance with Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Income were approximately $9,200 for the three-month period ended March 31, 2011, and $0.3 million for the same period in 2010. Our outstanding options and warrants are anti-dilutive and are not reflected in the weighted average shares reflected on our income statement basic and diluted. The Company may from time to time extend previous option grants.

4. Fair Value Measurement

We adopted ASC Topic 820, Fair Value Measurement, as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at March 31, 2011:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$2,255	$0	$0	$2,255

Total	$2,255	$0	$0	$2,255

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

The Company has evaluated all subsequent events through May 5, 2011, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2011 and events which occurred subsequent to March 31, 2011 but were not recognized in the financial statements. As of May 10, 2011, there was no subsequent events that required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. This discussion represents our current judgment on the future direction of our business and our actual results may differ materially from those discussed here due to risks and factors including the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others as well as the risks and factors set forth below under the caption “Risk Factors.” Additional factors that could cause or contribute to such differences can be found in the financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Harbor BioSciences, Inc. (“Harbor BioSciences”, “we”, “the Company”), a clinical-stage pharmaceutical company, is engaged in the discovery and development of products for the treatment of diseases related to aging. Our current development efforts are primarily focused on a series of steroid hormone analogs that are derived from the human adrenal metabolome.

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

We have been unprofitable since our inception in August 1994. As of March 31, 2011, we had an accumulated deficit of approximately $259.8 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through March 31, 2011, we have incurred approximately $175.9 million in research and development expenses, $91.2 million in general and administrative expenses, and $3.0 million in the settlement of a dispute. From inception through March 31, 2011, we have generated approximately $1.2 million in revenues from providing research and development services under our Study Funding Agreement with the CFFT, which expired in December 1999. We have earned $9.1 million in net, other income, as our $17.4 million of interest income has been partly offset by $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.3 million loss on disposal of assets. The combination of these resulted in a net loss of $259.8 million for the period from inception until March 31, 2011.

Research and development expenses were $0.9 million for the three-month period ended March 31, 2011, compared to $1.4 million for the same period in 2010. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $0.5 million for the three-month period ended March 31, 2011 compared to 2010. The decrease was primarily due to a reduction in facilities, a substantial reduction in preclinical research and stock option compensation expense.

General and administrative expenses were $0.5 million for the three-month period ended March 31, 2011 compared to $0.8 million for the same period in 2010. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $0.3 million for the three-month period ended March 31, 2011, compared to the same periods in 2010. The decrease was due mainly to a decrease in consulting fees, NASDAQ fees and stock option compensation expense.

Other income (loss), net was approximately $17,000 for the three-month period ended March 31, 2011 compared to $(1,000) for the same period in 2010. In 2010, we incurred more losses on disposal of assets which resulted in the increase for 2011.

Please refer to critical accounting policies included in the Form 10-K filed on March 31, 2011.

Liquidity and Capital Resources

A summary of our current contractual obligations as of March 31, 2011 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$52	$52	$—	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable will depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements into late 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. As of March 31, 2011, our cash and cash equivalents totaled approximately $4.5 million.

During September 2010, our common stock was de-listed from the NASDAQ Stock Market. Our common stock is now traded on the OTC Bulletin Board, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange, which may make it more difficult to raise capital. As a result, we expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. We do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2010. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

There have been no material changes to our investment portfolio from December 31, 2010 to the present. At March 31, 2011, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rule 13a-15(b) of the Exchange Act, James M. Frincke, our chief executive officer, and Robert W. Weber, our chief financial officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that the information required in the reports we file under the Exchange Act is gathered, reported-up, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

In evaluating our business, you should consider the following discussion of risks, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. The description of risks below includes certain revisions to, and supersedes in its entirety, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects and, as a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

As of March 31, 2011, our cash and cash equivalents totaled approximately $4.5 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements into late 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

We have not generated any revenues from product sales, and have incurred losses in each year since our inception in 1994. We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern in the annual report for the period ended December 31, 2010. We do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our financial statements in our Annual Report on Form 10-K.

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

Our principal efforts are currently centered on a proprietary class of small compounds that we believe shows promise for the treatment of several diseases and disorders. However, all drug candidates require approval by the United States Food and Drug Administration (“FDA”) before they can be commercialized in the United States as well as approval by various foreign government agencies before they can be commercialized in other countries. These regulations change from time to time and new regulations may be adopted. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that our drug candidates are safe or effective. In addition, success in early development does not mean that later development will be successful because, for example, drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our drug candidates is limited, and to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates. In addition, we do not know whether early results from any of our ongoing clinical trials will be predictive of final results of any such trial. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval and we will experience potentially significant delays in, or be required to abandon development of the drug candidate. If we do not receive FDA or foreign approvals for our drug candidates, we will not be able to sell products and will not generate revenues. If we receive regulatory approval of one of our drug candidates, such approval may impose limitations on the indicated uses for which we may market the resulting product, which may limit our ability to generate significant revenues. Further, U.S. or foreign regulatory agencies could change existing, or promulgate new, regulations at any time, which may affect our ability to obtain approval of our drug candidates or require significant additional costs to obtain such approvals. In addition, if regulatory authorities determine that we or a partner conducting research and development activities on our behalf have not complied with regulations in the research and development of one of our drug candidates, then they may not approve the drug candidate and we will not be able to market and sell it. If we were unable to market and sell our drug candidates, our business and results of operations would be materially and adversely affected.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $259.8 million as of March 31, 2011. Our net losses for fiscal years 2010, 2009 and 2008 were approximately $6.6 million, $15.6 million and $21.6 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

Our competitors may succeed in developing or licensing technologies and drugs that are more effective, or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly or better-marketed than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors’ existing products or new products under development. Similarly, we cannot predict whether any of our drug candidates, if approved, will have sufficient advantages to cause healthcare professionals to adopt our products over competing products. If we are unable to compete successfully, we may never be able to sell enough products at a price sufficient to permit us to generate profits.

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

In March 2010. U.S. President Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010. It is unknown what the overall effect of such legislation has on us.

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

Any of the following reasons, among others, could delay or suspend the completion of our future studies:

•	delays in enrolling volunteers;

•	interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

•	we may not be able to enter collaborative arrangements besides the CIPI agreements;

•	we can not control the uncertainties and lack direct control over the developments of our licensed compounds in China;

•	lower than anticipated retention rate of volunteers in a clinical trial;

•	unfavorable efficacy results;

•	serious side effects experienced by study participants relating to the drug candidate;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	failure to conduct a clinical trial in accordance with regulatory requirements or clinical protocols;

•	inspection of a clinical trial operations or clinical trial site by regulatory authorities resulting in the imposition of a clinical hold;

•	new communications from regulatory agencies about how to conduct these studies; or

•	failure to raise additional funds resulting in lack of adequate funding to continue a clinical trial or study.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.13 to $0.75 between January 1, 2010 and May 2, 2011.

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

We made no unregistered sales of securities or repurchases of our securities during the quarter ended March 31, 2011.

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

HARBOR BIOSCIENCES, INC.

Dated: May 10, 2011	/s/ Robert W. Weber
Robert W. Weber
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)