Form 10-Q
period 2011-06-30
Harbor BioSciences, Inc.
filed 2011-08-12
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-34584

HARBOR BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9191 Towne Centre Drive, Suite 409, San Diego, California	92122
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (858) 587-9333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 12, 2011 there were 35,465,838 shares of registrant’s Common Stock, $.01 par value, outstanding.

HARBOR BIOSCIENCES, INC.

Form 10-Q

FOR THE QUARTER ENDED June 30, 2011

Part I. Financial Information

Item 1.	Financial Statements

Harbor BioSciences, Inc.

(A Development Stage Company)

Balance Sheets

All numbers in thousands	June 30, 2011 (Unaudited)	Dec. 31, 2010*

ASSETS:
Current assets:
Cash and cash equivalents	$3,024	$5,923
Prepaid expenses	152	100
Other receivable	46	1
Deposits	28	28

Total current assets	3,250	6,052

Property and equipment, net of accumulated depreciation of $157 and $273, respectively	16	44
Restricted cash	0	0

Total assets	$3,266	$6,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$127	$201
Accrued expenses	351	1,005
Other current liabilities	59	29

Total current liabilities	537	1,235

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $.01 par value, 100,000 shares authorized; 35,525 and 35,525 shares issued; 35,466 shares outstanding	355	355
Paid-in capital	263,323	263,281
Cost of treasury stock (59 shares)	-346	-346
Deficit accumulated during development stage	-260,603	-258,429

Total stockholders’ equity	2,729	4,861

Total liabilities and stockholders’ equity	$3,266	$6,096

*	Derived from the audited financial statements as of December 31, 2010

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

All numbers in thousands, except per share amounts					Period from
	Three Months ended June 30,		Six Months ended June 30,		Inception (Aug. 15, 1994) to June 30,
	2011	2010	2011	2010	2011
Revenue:
Contract R&D revenue	$73	0	$73	0	$1,281

Total revenue	73	0	73	0	1,281

Operating expenses:
Research and development	313	1,199	1,192	2,583	176,205
General and administrative	546	679	1,082	1,431	94,770

Total operating expenses	859	1,878	2,274	4,014	270,975

Other income (expense):
Gain/(Loss) on disposal of assets	8	0	22	-6	-278
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures	0	0	0	0	-7,627
Interest income	2	4	5	9	17,384
Interest expense	0	0	0	0	-388

Total other income / (expense), net	10	4	27	3	9,091

Net loss	-776	-1,874	-2,174	-4,011	-260,603

Net loss per share-basic and diluted	-0.02	-0.06	-0.06	-0.13

Weighted average number of common shares outstanding-basic and diluted	35,466	30,852	35,466	30,143

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc. (A Development Stage Company)

Statements of Cash Flows (Unaudited)

All numbers in thousands	Six Months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	-2,174	-4,011	-260,603
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	16	2,244
(Gain)/Loss on disposal of assets	-22	6	278
Compensation expense related to equity awards	43	460	11,327
Amortization of deemed discount on convertible debentures	0	0	6,470
Amortization of deferred issuance cost	0	0	1,157
Common stock issued for the company 401k plan	0	21	1,550
Common stock and options issued as consideration for license fees, milestone payments, interest, note repayment, services and amendments to license / finance agreements	0	0	2,926
Expense related to warrants issued as consideration to consultants	0	0	4,369
Expense related to warrants issued to a director for successful closure of merger	0	0	570
Expense related to stock options issued	0	0	5,718
Expense related to common stock issued for the purchase of technology	0	0	1,848
Common stock issued as consideration for In Process R&D	0	0	2,809
Deferred compensation expense related to options issued	0	0	1,210

Changes in assets and liabilities:
Prepaid expenses	-52	-8	-152
Deposits	0	0	-28
Other receivables	-45	78	-46
Accounts payable	-74	211	818
Accrued expenses	-654	94	316
Other liabilities	30	0	59

Net cash used in operating activities	-2,947	-3,133	-217,160

Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment	48	11	276
Purchase of property and equipment	0	0	-2,825

Net cash provided by (used in) investing activities	48	11	-2,549

Cash flows from financing activities:
Contributions from stockholder	0	0	104
Restricted cash	0	34	0
Net proceeds from sale of preferred stock	0	0	4,000
Net proceeds from sale of common stock	0	1,789	185,323
Net proceeds from issuance of convertible debentures and warrants	0	0	9,214
Purchase of treasury stock	0	0	-346
Proceeds from issuance of debt	0	0	371
Net proceeds from recapitalization	0	0	6,271
Net proceeds from warrants and options exercised	0	0	17,796

Net cash from financing activities	0	1,823	222,733

Net increase (decrease) in cash	-2,899	-1,299	3,024
Cash and equivalents at beginning of period	5,923	9,738	0

Cash and equivalents at end of period	3,024	8,439	3,024

Harbor BioSciences, Inc. (A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

All numbers in thousands	Six Months ended June 30,		Period from Inception (Aug. 15, 1994) to June 30,
	2011	2010	2011
Supplemental Disclosure of Cash Flow Information:
Income taxes	0	0	0

Interest paid	0	0	388

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to equity	0	0	10,371
Warrants issued to consultants in lieu of cash, no vesting	0	0	559
Warrants issued in lieu of cash, commissions on private placement	0	0	733
Warrants issued in connection with convertible debentures	0	0	371

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The information at June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010, and inception to date is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Harbor BioSciences, Inc. (“Harbor BioSciences”, “we” or the “Company”) Annual Report on Form 10-K, for the year ended December 31, 2010, which was filed with the United States Securities and Exchange Commission on March 31, 2011.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the Cystic Fibrosis Foundation Therapeutics (‘CFFT”) and Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) collaborations. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from our biotechnology operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable will depend for at least the next several years on our ability to complete an acquisition of a profitable company, sell securities, borrow funds or some combination thereof. We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption by the Company has had minimal impact on its financial statements.

Accounts Payable and Accrued Expenses

Accrued expenses as of June 30, 2011 include approximately $0.3 million in accrued vacation expense and $0.1 million in other research and development and general and administrative expenses.

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

CIPI was recently formed by a merger of the Shanghai Institute of Pharmaceutical Industry and other institutes and companies. CIPI’s research and development (“R&D”) focus has been in the areas of cancer, infectious diseases, cardiovascular, autoimmune disorders, endocrinology and central nervous system (“CNS”). CIPI is a subsidiary of the China National Pharmaceutical Group Corporation (“Sinopharm Group”), China’s largest pharmaceutical and health industrial group under the state-owned Assets Supervision and Administration Commission of the State Council. Sinopharm Group’s core businesses include R&D, manufacturing, distribution and retail sales. Its products are manufactured in more than 10 pharmaceutical and biological production facilities. Sinopharm Group has more than 20 joint ventures with global pharmaceutical companies and through trade and cooperative relations, has a presence in more than 100 countries and regions. Sinopharm Group reported 2010 revenues of approximately $12 billion U.S.

CIPI is a major supplier of both generic drugs and traditional Chinese medicines in China and Hong Kong. The three license agreements cover Harbor BioSciences compounds HE2000, Apoptone and Triolex for any clinical use in the People’s Republic of China and Hong Kong. CIPI plans to develop the Harbor BioSciences compounds for major indications including diabetes, cancer, inflammation and infectious diseases.

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

The Company will receive milestone payments for Triolex, Apoptone and HE2000, excluding infectious diseases, at the completion of Phase II and III clinical studies and upon approval by the SFDA. The Company will also receive royalties based on net profits for the life of each agreement. The term of each agreement runs until the latter of (1) the expiration of the last licensed patent or any Company, CIPI or joint improvement patent and (2) the first documented third party sale of a competing generic product in the licensed territory. In addition, the Company is CIPI’s sole agent with commercial development and sales rights to all of CIPI’s improvements that are sold outside the licensed territory. Sales of licensed drugs that are covered by CIPI’s improvements outside the territory bear a royalty to Harbor BioSciences. No milestones were met during the three and six months ended June 30, 2011.

The Company announced in June 2011, the signing of an umbrella generic drugs distribution agreement with CIPI. This new agreement provides that Harbor BioSciences and CIPI will select one or more of CIPI’s drugs or other products for distribution outside China under separately negotiated sub agreements. The new agreement provides that the Company is to receive commercial development, sales and sublicense rights for products under executed sub agreements. Sales of CIPI’s products will bear a royalty to Harbor BioSciences.

3. Equity Transactions

No options to purchase shares of common stock were granted in the six-month periods ended June 30, 2011. There were no options to purchase shares of common stock exercised in the six-month period ended June 30, 2011. The Company accounts for stock option grants in accordance with Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payment. Compensation costs related to share-based payments recognized in the Statements of Operations were approximately $34 and $43 thousand for the three-month and six-month periods ended June 30, 2011, and $178 and $460 thousand for the same periods in 2010. Our outstanding options and warrants are anti-dilutive and are not reflected in the weighted average shares reflected on our income statement basic and diluted. The Company may from time to time extend previous option grants.

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at June 30, 2011:

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents	$1,007	$0	$0	$1,007

Total	$1,007	$0	$0	$1,007

5. Other Matters

The Company recognized $73 thousand of revenue from the Michael J. Fox Foundation (“MJFF”) during the second quarter and for the six-month year to date period. Expenses associated with the revenue recognition are contained in research and development expenses for the same periods. Lastly, there is an Other Receivable amount of $46 thousand outstanding from the MJFF for the last milestone payment for the first phase of this project.

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

The Company’s common stock was delisted from the NASDAQ Stock Market at the opening of business on September 23, 2010. The Company's shares now trade on the OTC Bulletin Board (“OTCBB”).

The Company has evaluated all subsequent events through August 12, 2011, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2011 and events which occurred subsequent to June 30, 2011 but were not recognized in the financial statements.

On July 28, 2011, the Company sold an aggregate of 2,000,000 shares of its Series A Preferred Stock (the “Preferred Shares”) to Amun, LLC, a Delaware limited liability company (the “Investor”) pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) and related Stockholders Agreement (the “Stockholders Agreement”). The Preferred Shares represent approximately 28% of the economic interest in the Company and also entitle the Investor to a number of votes equal to 38.28% of the total number of votes entitled to be cast by holders of all shares of the Company’s capital stock (including the Common Stock and Series A Preferred Stock) voting together as single class. Under the terms of these and other related agreements between the Company and the Investor, the Investor placed $2.825 million in cash into an escrow account, which amount is available under certain circumstances to pay certain Company related expenses and to fund the Company’s working capital needs. The Stockholder Agreement provides that the Investor will have the right to “put” the Preferred Shares acquired pursuant to the Purchase Agreement back to the Company in return for the remaining cash held in escrow at the time of the put, upon the occurrence of certain events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. This discussion represents our current judgment on the future direction of our business and our actual results may differ materially from those discussed here due to risks and factors including the timing, success and cost of preclinical research and clinical studies, the timing, acceptability and review periods for regulatory filings, the ability to obtain regulatory approval of products, our ability to obtain additional funding and the development of competitive products by others as well as the risks and factors set forth below under the caption “Risk Factors.” Additional factors that could cause or contribute to such differences can be found in the financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.

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

We have been unprofitable since our inception in August 1994. As of June 30, 2011, we had an accumulated deficit of approximately $260.6 million. We expect to incur substantial additional operating losses and capital expenditures for the foreseeable future on pre-clinical testing and other activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

Preferred Stock Financing

On July 28, 2011, the Company sold an aggregate of 2,000,000 shares of its Series A Preferred Stock (the “Preferred Shares”) to Amun, LLC, a Delaware limited liability company (the “Investor”) pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) and related Stockholders Agreement (the “Stockholders Agreement”). The Preferred Shares represent approximately a 28% of the economic interest in the Company and also entitle the Investor to a number of votes equal to 38.28% of the total number of votes entitled to be cast by holders of all shares of the Company’s capital stock (including the Common Stock and Series A Preferred Stock) voting together as single class. Under the terms of these and other related agreements between the Company and the Investor, the Investor placed $2.825 million in cash into an escrow account, which amount is available under certain circumstances to pay certain Company related expenses and to fund the Company’s working capital needs. The Stockholder Agreement provides that the Investor will have the right to “put” the Preferred Shares acquired pursuant to the Purchase Agreement back to the Company in return for the remaining cash held in escrow at the time of the put, upon the occurrence of certain events,

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through June 30, 2011, we have incurred approximately $176.2 million in research and development expenses, and $94.8 million in general and administrative expenses. From inception through June 30, 2011, we have generated approximately $1.3 million in revenues from providing research and development services. Of the $1.3 million in revenue, $0.1 million is under our current funding agreement with MJFF and $1.2 million under our Study Funding Agreement with the CFFT, which expired in December 1999. We have earned $9.1 million in net, other income, as our $17.4 million of interest income has been partly offset by $7.6 million in deemed discount expense, $0.4 million in interest expense and $0.3 million loss on disposal of assets. The combination of these resulted in a net loss of $260.6 million for the period from inception until June 30, 2011.

Research and development expenses were $0.3 and $1.2 million for the three-month and six-month periods ended June 30, 2011, compared to $1.2 and $2.6 million for the same periods in 2010. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased by $0.9 and 1.4 million for the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010. The decrease was primarily due to a reduction in staffing, clinical trial expenses, facilities, and stock option compensation expense.

General and administrative expenses were $0.5 and $1.1 million for the three-month and six-month period ended June 30, 2011 compared to $0.7 and $1.4 million for the same period in 2010. General and administrative expenses relate primarily to salaries and benefits, facilities, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased by $0.2 and $0.3 million for the three-month and six-month periods ended June 30, 2011, compared to the same periods in 2010. The decrease was due mainly to a decrease in staffing, NASDAQ fees and stock option compensation expense.

Other income (loss), net was approximately $10 and $27 thousand for the three-month and six-month periods ended June 30, 2011 compared to $4 and $3 thousand for the same period in 2010. In 2010, we incurred losses on disposal of assets, which resulted in the increase for 2011.

Please refer to critical accounting policies included in the Form 10-K filed on March 31, 2011.

Liquidity and Capital Resources

A summary of our current contractual obligations as of June 30, 2011 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating Leases	$66	$66	$0	$0	$0

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements.

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under the CFFT collaboration. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from biotechnology operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable will depend for at least the next several years on our ability to acquire a profitable company, sell securities, borrow funds or some combination thereof. Based upon our current plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our operating expenses and capital requirements into late 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. As of June 30, 2011, our cash and cash equivalents totaled approximately $3.0 million.

Under the terms of the Purchase Agreement, beginning January 1, 2012 and on the first day of each month thereafter, we will be entitled to disbursements from escrow in the amount of $200 thousand (the “Working Capital Amount”) for so long as: (x) the Investor has not brought to the board of directors an offer for us to acquire a controlling interest in a profitable entity, which transaction would provide to us at least $5.0 million in cash plus an amount equal to the costs and expenses incurred by us in connection with such transaction (not to exceed $200 thousand), which amounts, together with any operating cash held by us immediately prior to closing such transaction, would be transferable, together with any and all (i) intellectual property and (ii) other assets related to our biotechnology business, to a newly formed subsidiary, which subsidiary will assume all of our liabilities as of immediately prior to such closing (a “Qualifying Transaction”), and a majority of our disinterested directors fail to recommend and approve the Qualifying Transaction within forty-five calendar days thereafter (a “Qualifying Transaction Proposal”), (y) for sixty calendar days following the Investor having made a Qualifying Transaction Proposal (provided that the sixty day period will be extended an additional fourteen calendar days in the event the sixty day period includes all or any part of the period from December 15 through December 31, 2011); and (z) in the event that a Qualifying Transaction has been presented and definitive documentation relating to such Qualifying Transaction has been executed, for so long as the Qualifying Transaction has not been consummated (unless the failure to consummate such Qualifying Transaction is due to our breach in any material respect of our obligations under the definitive agreements providing for the Qualifying Transaction, and if and until the Put Right, as described below, is exercised or the right to exercise the Put Right otherwise expires).

The Stockholders Agreement provides that the Investor will have the right to “put” the Preferred Shares acquired pursuant to the Purchase Agreement back to us in return for the remaining cash held in escrow at the time of the exercise of the put right, if applicable, upon the occurrence of certain events, including an “ownership change” as such term is defined by Section 382 of the Internal Revenue Code, or in the event that we fail to take certain actions or the board of directors fails to recommend and approve or consummate a Qualifying Transaction.

Based upon our current plans, we believe that beginning January 1, 2012, if disbursed to us from escrow, $200 thousand per month will be sufficient to meet our operating expenses and capital requirements at that time until such funds are depleted. Further, if the Qualifying Transaction is consummated, we believe that our capital resources, together with interest thereon, would be sufficient to meet our operating expenses and capital requirements into 2013.

During September 2010, our common stock was de-listed from the NASDAQ Stock Market. Our common stock is now traded on the OTC Bulletin Board, an inter-dealer quotation system. In addition, if we effect a termination of the registration of our Common Stock, any trading in our Common Stock will only occur, if at all, in privately negotiated sales or in the “Pink Sheets®.” The Pink Sheets are maintained by Pink Sheets OTC Markets, Inc., a quotation service that collects and publishes market maker quotes for over-the-counter securities. The Pink Sheets is not a stock exchange or a regulated entity. Price quotations are provided by over-the-counter market makers and company information is provided by the over-the-counter companies. The OTC Bulletin Board and Pink Sheets provide significantly less liquidity than the NASDAQ stock market or any other national securities exchange, which may make it more difficult to raise capital. Further, subject to certain exceptions, for as long as the Investor continues to hold 50% of the Preferred Shares, the Investor is entitled to purchase up to 100% of any securities offered by the Company by giving written notice to the Company within ten days. As a result, we expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. We do not believe that we could succeed in raising additional capital needed to sustain our operations without the consummation of the Qualifying Transaction or another strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

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

There have been no material changes to our investment portfolio from December 31, 2010 to the present. At June 30, 2011, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rule 13a-15(b) of the Exchange Act, James M. Frincke, our chief executive officer, and Robert W. Weber, our chief financial officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information required in the reports we file under the Exchange Act is gathered, reported-up, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2011, our cash and cash equivalents totaled approximately $3.0 million. Based on our current plans, we believe these financial resources, and interest earned thereon, will be sufficient to meet our operating expenses and capital requirements into late 2011. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. Based upon our current plans, we believe that beginning January 1, 2012, if disbursed to us from escrow, $200 thousand per month will be sufficient to meet our operating expenses and capital requirements at that time until such funds are depleted. Further, if the Qualifying Transaction is consummated, we believe that our capital resources, together with interest thereon, would be sufficient to meet our operating expenses and capital requirements into 2013. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•

we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; the escrow funds may not be available to us; the Qualifying Transaction may not be consummated; and

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

We have not generated any revenues from product sales, and have incurred losses in each year since our inception in 1994. If a Qualifying Transaction is not consummated, we expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern in the annual report for the period ended December 31, 2010. If a Qualifying Transaction is not consummated, we do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our financial statements in our Annual Report on Form 10-K.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $260.6 million as of June 30, 2011. Our net losses for fiscal years 2010, 2009 and 2008 were approximately $6.6 million, $15.6 million and $21.6 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

Our competitors may succeed in developing or licensing technologies and drugs that are more effective, or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly or better marketed than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors’ existing products or new products under development. Similarly, we cannot predict whether any of our drug candidates, if approved, will have sufficient advantages to cause healthcare professionals to adopt our products over competing products. If we are unable to compete successfully, we may never be able to sell enough products at a price sufficient to permit us to generate profits.

Our common stock has a very limited trading market

Our common stock was recently delisted from the NASDAQ Stock Market. Our common stock is now traded on the OTC Markets, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ Stock Market or any other national securities exchange. In addition, trading in our common stock has historically been extremely limited. Further, our common stock may be Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation. This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and you may not be able to sell shares of our common stock when or at prices you desire.

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

Our charter documents give our board of directors the authority to issue shares of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of liquidation – that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of the Serise A Preferred Stock makes it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.12 to $0.37 between July 1, 2010 and August 1, 2011.

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

We made no unregistered sales of securities or repurchases of our securities during the quarter ended June 30, 2011.

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

101

The following financial statements and footnotes from the Harbor BioSciences Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

*	Previously filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BIOSCIENCES, INC.

Dated: August 12, 2011	/s/ Robert W. Weber
Robert W. Weber
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)