Form 10-K
period 2011-12-31
Harbor BioSciences, Inc.
filed 2012-01-20
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission File Number 001-34584

HARBOR BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3697002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9191 Towne Centre Drive, Suite 409 San Diego, CA	92122

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES   ☐     NO   ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2011, the end of the Company’s most recently completed second fiscal quarter, was approximately $7,372,544 based on the closing stock price of $0.21 for the Registrant’s common stock as reported by the OTC Bulletin Board*.

As of January 20, 2012, there were outstanding 35,422,140 shares of the Registrant’s common stock, $.01 par value per share.

*Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the Registrant’s common stock outstanding at June 30, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None

Harbor BioSciences, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

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

PART I

EXPLANATORY NOTE

On August 15, 2011, we filed a Form 15 (the “Original Form 15”) with the Securities and Exchange Commission (the “SEC”) certifying that, as of such date, there were fewer than 300 holders of record of our common stock. The Original Form 15 had the effect of terminating the registration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which was the first step in suspending our obligation to file current and periodic reports with the SEC. However, our duty to file current and periodic reports with the SEC was not suspended immediately upon filing the Original Form 15, due to the prior filing of certain registration statements under the Securities Act of 1933, as amended (the “Securities Act”) that were deemed to have been made effective during the fiscal year ended December 31, 2011 by the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the SEC on March 30, 2011. As a result, following the filing of the Original Form 15, on October 28, 2011we filed a Current Report on Form 8-K, and on November 7, 2011 we filed a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011. In addition, we are filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. However, we have taken certain actions required by SEC rules to ensure that we are not required by the Exchange Act to file current or periodic reports with the SEC with respect to the fiscal year ending December 31, 2012, which actions have included the filing of post-effective amendments to each of our registration statements filed under the Securities Act to terminate such registration statements (which post-effective amendments have been declared effective by the SEC), and the filing, on January 12, 2012, of a Form 15 to notify the SEC that we had fewer than 300 holders of record of our common stock as of December 31, 2011. In addition, we do not expect that we will be required to file current or periodic reports with the SEC with respect to any fiscal year following the fiscal year ending December 31, 2012.

Item 1. Business

GENERAL OVERVIEW

Harbor BioSciences, Inc. (“Harbor BioSciences” or “the Company”), a clinical-stage pharmaceutical company, is engaged in the discovery and development of products for the treatment of diseases that typically onset with age. Our current development efforts are primarily focused on a novel series of hormone-related sterols that are derived from the human adrenal metabolome.

We are a development-stage company with two product candidates which recently completed Phase I/IIa clinical trials: Apoptone® (HE3235) in patients with late-stage prostate cancer, and Triolex® (HE3286) in obese type-2 diabetes mellitus patients. Apoptone and Triolex represent two of the lead candidates from Harbor BioSciences’ technology platform based on endogenous human sterols and their metabolites.

Drawn from our unique and proprietary platform, our research program has identified additional lead candidates that are active in preclinical models of cancer, metabolic conditions, autoimmune conditions, lung, ocular and neuro-inflammation, bone degeneration and organ regeneration.

Our principal executive offices are located at 9191 Towne Centre Drive, Suite 409, San Diego, California 92122, and our telephone number is (858) 587-9333. We incorporated in Delaware in 1992.

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

Effective February 18, 2010, our common stock began trading under a new NASDAQ symbol, “HRBR” and CUSIP number “41150V 103”. Our common stock was then delisted from the NASDAQ Stock Market at the opening of business on September 23, 2010. Our shares then traded on the OTC Bulletin Board (“OTCBB”), until August 17, 2011, when our common stock was delisted from the OTCBB as a result of our filing a Form 15 pursuant to SEC Rule 12g-4(a)(i), and subsequently became available for trading on the OTC Markets Group, Inc., informally known as the “Pink Sheets®” under the trading symbol HRBR.PK and CUSIP number “41150V 202”. On July 28, 2011, we sold an aggregate of 2,000,000 shares of our Series A Preferred Stock (the “Redeemable Preferred Shares”) to Amun, LLC, a Delaware limited liability company (the “Investor”) pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) and related Stockholders Agreement (the “Stockholders Agreement”). The Redeemable Preferred Shares represent approximately a 28% of the economic interest in the Company and also entitle the Investor to a number of votes equal to 38.28% of the total number of votes entitled to be cast by holders of all shares of the Company’s capital stock (including the Common Stock and Series A Preferred Stock) voting together as single class. Under the terms of these and other related agreements between us and the Investor, the Investor placed $2.825 million in cash into an escrow account (“Escrow”), which amount is available under certain circumstances to pay certain Company related expenses and to fund our working capital needs. The Stockholder Agreement provides that the Investor will have the right to “put” the Redeemable Preferred Shares acquired pursuant to the Purchase Agreement back to us in return for the remaining cash held in Escrow at the time of the put, upon the occurrence of certain events.

As contemplated by the Purchase Agreement and the Stockholders Agreement, the Investor intends to bring an offer to us for us to acquire a controlling interest in a profitable entity, which transaction would provide to the Company at least $5,000,000 in cash plus an amount equal to the costs and expenses incurred by the Company in connection with such transaction (not to exceed $200,000), which amounts, together with any operating cash held by us immediately prior to closing such transaction, would be transferable, together with any and all (i) intellectual property and (ii) other assets of the Company related to our biotechnology business, to a newly formed subsidiary of the Company, Harbor Therapeutics Inc., which subsidiary will assume all liabilities of the Company as of immediately prior to such closing (a “Qualifying Transaction”). The Company expects that the closing of a Qualifying Transaction would provide access to capital and the continuation of its existing business. In addition, the acquisition of a controlling interest in a profitable entity would provide diversification for its shareholders.

On October 26, 2011, we completed the reverse and forward stock splits which were approved by our shareholders at our annual meeting. As a result, the Company purchased the 43,698 common shares that were cancelled, at the previous ten-day average closing price of $0.142 for a total of $6,205. In addition, as a result of the stock splits, the investors in our June 2010 registered direct offering of common stock and warrants became eligible to exercise a put right under the warrants, which entitled them to put the warrants back to us in return for a cash payment equal to the fair value of the warrants as determined by reference to a formula set forth in such warrants. All of the warrant holders exercised their put right and the Company purchased the warrants at a price of $0.0955 for each underlying share for a total of $337,679. An amount equals to the cost of the cancelled common shares and the warrants purchased was distributed to us from the Escrow account established with the funds from the sale of

Preferred Shares to Amun. Harbor BioSciences, Triolex, Apoptone, and the Harbor BioSciences stylized logo are trademarks of Harbor BioSciences, Inc. This filing also includes trademarks owned by other parties. All other trademarks mentioned are the property of their respective owners. Use or display by us of other parties’ trademarks or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or product owners.

Our periodic and current reports that we filed with the SEC are available free of charge, on our website. Our internet address is www.harborbiosciences.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

Harbor BioSciences’ Approach

Under conditions of stress, chronic infections or systemic inflammation, it is believed that changes in the profile of adrenal products, and the metabolism of these products, perturb signaling pathways in peripheral tissues to drive the growth of certain tumors and are causative to diseases of advancing age. These age-related diseases include metabolic syndrome, autoimmune diseases, immune-mediated inflammatory diseases and an impaired ability to fight infections. Our development strategy is based on the hypothesis that hormone-derived products are critical to the regulation of the body’s complex biological systems. We believe that in young, healthy adults, adrenal products, such as cortisol, progesterone, dehydroepiandrosterone (DHEA), and its metabolome, which includes estrogen and testosterone, provide important signals for proper engagement and regulation of human biological processes.

Today, most drug developers take a ground up approach by first striving to intellectualize and identify critical components in the intricate functional biochemical cascades, and then attempting to design drugs that can successfully block or stimulate those specific pathways. This approach presumably results in “validated molecular targets” for specific diseases. While this approach has resulted in a number of successful drugs, uses of these drugs are often limited by serious side effects due to unanticipated off-target activities. In contrast, ours is a top down “forward pharmacology” approach that begins with the identification of previously unappreciated members of the human sterol metabolome. Then, by applying sophisticated drug development methodology, we develop novel compounds that modify critical endocrine pathways intrinsic to the activities of the native endogenous molecules. Our “top-down” methodology is based on a successful historical approach to drug discovery as applied to the early development of human hormones. We continue to apply this approach, which has the potential to produce new pharmaceutical product candidates to treat a myriad of diseases associated with advancing age, to our new discoveries in the vast, unexplored human metabolome. We believe that by reapplying this previously successful, but now neglected, “top-down” drug development principle the potential exists to produce pharmaceuticals that should address numerous important markets, including many with unmet medical needs.

TECHNOLOGY

Platform

Our primary technology is focused on developing novel series of hormone-related sterols that are useful for treating a wide variety of medical conditions. Many of these compounds are either depleted or elevated during advancing age, which are processes accelerated by infectious diseases and chronic inflammatory disorders. In certain indications, high plasma concentrations of these hormones are positively correlated with attenuated disease and the maintenance of good health.

The chemistry and biochemistry of steroids have been extensively studied and utilized in the development of various drugs, especially for treating hormonal imbalances, infections, and cancer, as well as inflammatory conditions. Harbor BioSciences’ chemical inventory of greater than 700 sterol compounds represents a targeted chemical library derived from components of the mammalian metabolome. Many of the library compounds were previously unknown metabolome components. Other library members include compounds having novel structures based upon those metabolic products with potentially improved pharmaceutical properties. We believe this library contains many unique chemical structures with diverse biological properties and represents the largest sample of compounds associated with the DHEA metabolome.

Our targeted chemical library contains drug-like molecules since they were designed to have useful pharmaceutical properties, including improved oral bioavailability and metabolic and chemical stability. The library members further provide lead compounds for additional new chemical compositions that will expand our intellectual property portfolio. In addition, the library compounds are selected for facile and cost-effective syntheses of those newly derived chemical compositions by taking into consideration future commercialization.

OUR DRUG CANDIDATES IN DEVELOPMENT

We are currently focused on the development of proprietary synthetic sterol derivatives derived from the human 19-carbon steroid scaffold of the mammalian sterol metabolome. We have conducted clinical trials with our lead drug development candidates: Apoptone (HE3235), for late-stage prostate cancer; Triolex (HE3286), for the treatment of obese type-2 diabetes, other metabolic disorders and autoimmune conditions; Neumune (HE2100), for the treatment of sepsis, which is a condition that arises with excess radiation exposure; and HE2000, for the prevention of opportunistic infections in immune-suppressed patients. Each of those compounds is described in more detail below. In addition, our research program focuses on the identification and characterization of new members of the sterol hormone metabolome that may result in future pharmaceutical candidates or nutraceutical products.

Apoptone (HE3235)

Prostate Cancer

Apoptone is a second-generation compound that we selected for clinical development in the area of hormone-associated cancers, such as prostate cancer. Approximately 234,000 patients are diagnosed with prostate cancer each year and global sales for leading prostate cancer drugs range approximately from $500 million to $1 billion annually. Apoptone was discovered by screening our proprietary chemical library against the LNCaP prostate cancer cell line. Its selection was based on a combination of its activity against tumor cells and desirable pharmaceutical properties. Apoptone has been tested in a number of preclinical cancer models and has shown indications of activity in controlling the incidence, growth and development of new tumors in these models. We believe that Apoptone is a disease-modifying agent that may directly induce apoptosis, or cell death, in tumor cells and differs from traditional hormone blockade therapies that interrupt the tumor cell growth signaling through direct androgen or estrogen receptor-mediated mechanisms. While hormone-blockade therapy can effectively control prostate cancer for a period of time, it often fails and the cancer growth resumes by spreading to other organs: usually the bone.

In 2008, we initiated a Phase I/IIa clinical trial with Apoptone in late-stage castrate resistant prostate cancer (“CRPC”) patients who have failed hormone therapy and at least one cycle of cytotoxic chemotherapy. In December 2009, the trial was amended to include a group of CRPC patients with progressive disease that have not been previously treated with chemotherapy. The open-label dose ranging clinical trial was conducted in various clinical sites including some within the Prostate Cancer Clinical Trial Consortium (“PCCTC”). The clinical trial is complete. Safety, tolerance, pharmacokinetics and potential activity of Apoptone was evaluated when the drug was administered twice daily in late-stage prostate cancer patients. The potential activity of the drug was measured by its effect on time to disease progression, as determined by prostate-specific antigen (“PSA”) blood tests, computerized tomography (“CT”), magnetic resonance imaging (“MRI”), or bone scintigraphy, and its effect on circulating tumor cells (“CTC”). Biological activity was found at the lowest dose studied (10 mg) and no dose-limiting toxicity was observed during a 70-fold dose-ranging study with the exception that at the highest dose tested (700 mg) a patient’s concomitant medication produced a drug-drug interaction that presented safety concerns with the use of yet higher doses. Apoptone is now staged for Phase IIb clinical trials.

Breast Cancer

We are also exploring the potential for Apoptone to treat breast cancer. In the MNU-induced pre-clinical models of breast cancer, Apoptone successfully treated established tumors and prevented the formation of new tumors. It appeared to be synergistic when given in combination with concurrent taxane chemotherapy. A report on the pre-clinical activity in breast cancer recently published in the peer-reviewed scientific literature.

Apoptone Development Status

Apoptone is manufactured starting from androsterone. The active pharmaceutical ingredient is formulated to an oral dosage form using standard excipients approved for oral dosage products. Non-clinical toxicology studies have been done that enable the use of Apoptone in clinical studies in late-stage prostate cancer and breast cancer patients using 28-day cycles of therapy. Encouraging data were first reported from the Phase I/IIa clinical trial in castration resistant prostate cancer – also referred to as hormone resistant prostate cancer – at the ASCO Genitourinary Cancers Symposium in San Francisco, March 6, 2010. Preliminary results from the study, conducted in part with participating member sites of the PCCTC, were first reported on November 16, 2009. The phase I/IIa trial was an open-label study with the primary objectives of assessing safety, tolerability, pharmacokinetics and activity of Apoptone in men with CRPC having an ECOG performance status score of less than or equal to 2 (ambulatory and capable of at least self-care). Patient cohorts are defined by oral daily doses of 10 mg, 20 mg, 30 mg, 50 mg, 100 mg, 200 mg, 350 mg and 700 mg. Subjects were treated until toxicity or disease progression, as assessed by CT and bone scans obtained every two cycles. Based on encouraging signs of activity, the PCCTC recommended an extension of the current trial into CRPC patients that had not been treated with cytotoxic chemotherapy. Accordingly, the subject eligibility criteria were amended to include earlier-stage, chemotherapy-naïve patients in 100 mg and 350 mg expansion cohorts. The clinical trial is now complete.

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

In order to gain information on the healthier pre-chemotherapy patients and the tolerability of Apoptone at higher dose levels, twenty six chemotherapy naïve patients were enrolled to the protocol. The 100 mg and 350 mg dose groups were each expanded with 11 additional pre-chemotherapy patients and 4 were enrolled into the 700 mg group. Twenty two of the 26 chemotherapy naive patients (85%) completed more than one 28-day treatment cycle. These patients all had a re-assessment at the completion of the second cycle. Sixteen (73%) had stable disease and received up to 12 additional cycles of therapy and 6 (27%) had progressive disease. The Kaplan-Meier estimate for the median time to progression (TTP) in the chemotherapy naive cohort is > 24 weeks. In the individual 100 and 350 mg dose expansion cohorts, 10 of the 11 patients in each arm completed 2 or more 28-day treatment cycles. The Kaplan-Meier estimate for the median time to progression for the 10 patients that completed 2 or more cycles in each cohort was 24 weeks in the 100 mg cohort; (21, > 24) and 24 weeks (16, 35) in the 350 mg cohort. One patient in the 350 mg group achieved a sustained partial clinical response (100% decrease) of limited nodal (11 mm) disease. The non-target lesions were stable. The response was observed on the first re-evaluation and continued through study closure (8 completed treatment cycles).

Circulating tumor cells (CTC) were evaluated in fifty patients at baseline. Twenty nine (29) patients had < 5 cells per 7.5 mL (“favorable”) and 21 with ≥ 5 cells (“unfavorable”). After Apoptone treatment, 25 (86%) of those with favorable counts maintained those levels at 4 weeks, and 7 (33%) of those with ≥ 5 cells had a decrease to < 5 cells at 4 weeks. Twenty eight patients had CTC enumeration performed at 12 weeks. Of these 16 (84%) maintained < 5 cells and 6 (66%) patients with baseline CTC ≥ 5 cells converted to < 5 cells. These results indicate that the majority of patients either maintained a stable disease state or improved in disease status through the 12 week evaluation period. Although the number of patients is small, CTC count declines from ≥ 5 to < 5 have been previously associated with improved overall survival.

Changes in PSA levels were consistent with the properties of a tumor-differentiating agent. PSA declines were anticipated to be rare based on data from in vitro and pre-clinical studies, which demonstrated PSA expression generally increased concurrent with tumor growth suppression. In this study, Apoptone rarely induced PSA declines, with less than 10% of patients having a greater than 50% decline in PSA at some time during the course of their treatment. Therefore, PSA is not an appropriate surrogate marker for the evaluation of disease status in Apoptone treated patients.

In summary, Apoptone was well-tolerated and no overt dose-limiting toxicities were reported. The Kaplan-Meier estimate for the median time to progression is 15.9 weeks (range 8-24) for this trial. The Kaplan- Meier estimate for the median time to progression in the chemotherapy naive cohort is > 24 weeks. The eleven evaluable taxane chemotherapy-resistant patients had a median time to progression of 19.7 weeks (range 8-24). There was one sustained partial response observed, and by CTC evaluation, a majority of the patients either maintained a stable disease state or improved in disease status through the 12 week evaluation period. The mechanism of action has been partially elucidated with biochemical molecular points of interaction identified.

Apoptone is a molecular entity that represents a new therapeutic approach for the treatment of hormone-associated cancers and is expected to have a more favorable side effect profile than found with presently approved treatments. Several patents have been obtained for pharmaceutical formulations of Apoptone and its use for the treatment of prostate cancer, breast cancer and benign prostate hypertrophy.

Competition

Two forms of taxane chemotherapy are presently approved to treat castrate-resistant prostate cancer. Despite these and other current treatments, there is an ongoing need for novel oral agents that can control prostate cancer progression after conventional therapies or hormone treatments fail. Recently, PROVENGE®, produced by Dendreon, Inc., an autologous immune cell therapy that primes the patient’s cells against prostate cancer, was approved. Many forms of prostate cancer are dependent on androgen receptor signaling and are responsive to low levels of androgens that remain after hormone ablation therapy. Abiraterone® produced by Cougar Biotechnology, Inc. (acquired by Johnson & Johnson), also a recently approved agent, impedes the synthesis of androgens by inhibition of an enzyme that transforms a precursor molecule into androgenic and estrogenic hormones. MDV-3100, produced by Medivation, Inc., is in clinical development and is an agent that strongly inhibits the action of androgens by interfering with the androgen receptor thereby inhibiting tumor growth. In addition, there are a number of companies with drug candidates in Phase III clinical trials that are targeting the late-stage castration-resistant prostate cancer patient.

Apoptone is believed to be a disease-modification agent with a novel mechanism of action that distinguishes it from competitive drug candidates. Unlike presently approved and in-development therapies, Apoptone is believed to induce apoptosis by forcing catastrophic differentiation of tumor cells using the same signaling pathways these cell have hijacked for proliferation and survival. Thus, emergence of resistance mechanism may be less likely.

Triolex (HE3286)

Inflammatory Processes in Chronic Diseases

Another primary focus is on diseases that result from chronic inflammatory processes. Properly regulated, inflammation is a protective, life-saving response to invading pathogens. However, chronic and unproductive inflammation (also termed para-inflammation or sterile inflammation) can cause devastating tissue damage and loss of organ function. Chronic inflammation often arises from over-stimulation or dysregulation of the immune system, often resulting in the release of destructive products such as reactive oxygen species and proteolytic enzymes as well as additional pro-inflammatory mediators. The over-production of these dangerous biochemical products may be due to the presence of persistent low-grade infections that promote conditions in which the body’s surveillance system is unable to differentiate between itself and invasion of foreign substances or to biochemical dysregulation. Chronic inflammation has been implicated in the pathogenesis of many diseases ranging from autoimmune conditions, such as arthritis and psoriasis, to infectious diseases, including human immunodeficiency virus (HIV), malaria and tuberculosis, lung inflammation conditions, such as asthma, chronic obstructive pulmonary disease and cystic fibrosis, macular degeneration, and neuroinflammatory conditions, such as Parkinson’s and Alzheimer’s disease, to metabolic diseases, including diabetes and cardiovascular diseases, as well as a number of different cancers.

Current Treatments for Chronic Inflammation

Some of the most widely used drugs for reducing inflammation belong to the corticosteroid class of compounds, which are also derived from the mammalian metabolome. Market research indicates that U.S. physicians issue tens of millions of new prescriptions for corticosteroids each year for a wide range of conditions. While these drugs are highly effective, chronic use leads to immune suppression, bone loss, tissue necrosis, and other serious side effects including mental depression.

Over the last decade, a number of new drugs have been introduced that are focused on inhibiting specific components of the pro-inflammatory cascade, including agents that bind and neutralize specific inflammatory cytokines, such as TNF-a and IL-1ß, as well as drugs that inhibit specific enzymes, such as COX-2, that produce pro-inflammatory mediators. While these drugs have demonstrated significant activities in a number of clinical trials involving chronic inflammatory diseases, such as arthritis, inflammatory bowel disease and psoriasis, most have also demonstrated safety limitations. Many cause dangerous immune suppression and other serious side effects that limit their utility. Most focus on a specific inflammatory mediator, which means they may not remain perpetually effective due to redundancies and compensatory effects in biological pathways. Our goal has been to develop compounds that mediate homeostasis to regain control of the inflammatory process and restore homeostasis.

Obesity, Chronic Inflammation, Insulin Resistance and Diabetes

Diabetes is a disease of aberrant insulin signaling that is comprised of a constellation of syndromes. Insulin is a hormone needed to regulate the transport of glucose from the blood into cells, where it can either be stored or converted to the energy needed to perform cellular processes. When insulin is insufficient or when insulin signaling functions improperly, the result is high blood glucose levels, which over time can lead to a host of severe medical conditions including nerve disease, blindness, limb amputation, heart attack, stroke and death. There are two forms of diabetes: type-1: a chronic condition in which little or no insulin is produced, and type-2 diabetes: a condition in which the body becomes resistant to the effects of insulin or the body produces some, but not enough, insulin to maintain a normal blood sugar level.

Epidemiological studies have clearly defined risk factors for the development or progression of type-2 diabetes, including genetics, and prenatal and postnatal environmental factors, including low birth weight, obesity, nutrient excess, inactivity, gestational diabetes, metabolic dysregulation with advancing age and obesity. Obesity in some individuals, through recently elucidated mechanisms, can lead to insulin resistance, hyper-glycemia, beta-cell dysfunction and ultimately overt diabetes. In turn, diabetes-related hyperglycemia and associated metabolic abnormalities can further alter signal transduction and gene-expression; thus contributing to a forward feeding cycle that results in disease progression.

The need for new classes of agents to treat type-2 diabetes is significant. There are over 25 million Americans with type-2 diabetes, 92 million in China and 220 million worldwide. Obese diabetes is a syndrome that is increasing rapidly as a result of advancing age and the rising incidence of obesity. Clinical data indicates only 36% of type-2 diabetics are currently able to maintain the American Diabetes Association maximum recommended HbA1c level of less than 7.0% (a form of hemoglobin that is primarily used to identify the average plasma glucose concentration over a prolonged period of time). Large clinical studies have shown that failure to achieve these glucose targets, especially in obese patients, can progressively lead to severe health consequences including neuropathy, blindness, amputation, heart attack, stroke and death. Patients in large clinical trials consistently have a median BMI of 32 indicating that over half the population of type-2 diabetics is obese (BMI > 30).

Academic researchers have increasingly linked obesity-induced chronic inflammation with type-2 diabetes and elucidated its potential role in potentiating insulin resistance. In the setting of type-2 diabetes, evidence suggests that the pathology may arise through perturbations in NFkB signaling, particularly via the TLR4 and TNFa receptors. TLR4 is a receptor expressed on the surface of macrophages and other cells and is stimulated by dietary fatty acids as well as certain pathogens such as bacteria from the gut flora. Stimulation of the TLR4 receptor induces a cascade of pro-inflammatory signals including the production of TNFa. Elevated TNFa causes activation events that stimulate a complex network of signaling pathways culminating in the activation of NFkB and the expression of a number of genes under its control. Those gene products are involved in mediating inflammation and the cellular stress response. Persistent stimulation can lead to a chronic inflammatory state that produces the associated pathologies typifying the “metabolic syndrome” condition.

Current Treatments for Type-2 Diabetes

There are several pharmaceutical approaches to treating obese type-2 diabetes. Metformin is usually the first intervention prescribed by physicians when an individual is diagnosed with type-2 diabetes. Often metformin control begins to fail and frequently clinicians will combine additional drugs that assert different metabolic effects in order to control the disease. These include drugs designed to increase insulin production by the pancreas and reduce glucose production by the liver, and drugs, referred to as insulin sensitizers which are designed to increase the body’s sensitivity to insulin and thereby improve glucose disposal from the bloodstream.

Triolex to Treat Chronic Inflammation in Type-2 Diabetes

Triolex is a next-generation compound that we are developing for the treatment of individuals diagnosed with certain chronic inflammatory processes.

In the setting of obese type-2 diabetes, evidence suggests that the mechanism of action for Triolex may be through regulation of the MAPK and NFkB pathways, particularly when these pathways are stimulated through the TLR4 and TNFa receptors. These pathways are a major component of the type-2 diabetes syndrome that is characterized by the presence of a chronic inflammatory state. Triolex is believed to be the first in a new class of insulin sensitizers to target obesity-mediated dysregulated metabolism through re-regulation of these pathways. Our scientists believe that re-regulation by Triolex of the MAPK and NFkB pathways regains control over genes whose products, which includes TNFa and IL-6, are involved in the inflammatory signaling pathway. These cytokines are also thought to be critically involved in the pathogenesis of other metabolic diseases, such as non-alcoholic steatohepatitis, cardiovascular disorders, neuroinflammatory disease, certain autoimmune diseases, such as ulcerative colitis and rheumatoid arthritis, and are also implicated in the pathogenesis of cancer all of which are, in general, diseases associated with advancing age.

Based on biochemical experiments, Triolex has been shown to act on the NFkB pathway in a manner that is independent of the PPARg pathway, which is targeted by other insulin sensitizers. Instead, the action of Triolex is associated with down-regulation of the pro-inflammatory JNK, IKK and p38 kinase pathways that cross-over into the NFkB pathway. Chronic activation of these kinase pathways leads to impairment of the insulin receptor substrate-1 protein (IRS-1) function, which is an important cellular mediator of insulin signaling and glucose transport.

A single-dose Phase I clinical trial conducted in healthy volunteers during 2007 demonstrates that Triolex is orally bioavailable in humans and provides significant drug concentrations in the blood at even the lowest dose tested. The findings also demonstrate that all doses of Triolex tested appear to be safe and well-tolerated with no reported drug-related serious adverse side effects.

A Phase I/II double-blind, placebo-controlled, multi-dose ranging clinical trial with Triolex in obese insulin-resistant subjects was initiated in 2007, and the safety, tolerance and pharmacokinetics of Triolex was evaluated when administered for 28 days. The potential for Triolex to decrease insulin resistance was also assessed. In addition, an open-label cohort of six patients with type-2 diabetes mellitus was studied.

Triolex was found to be safe and improved insulin sensitivity in insulin-resistant subjects. There was no trend in adverse events to differentiate between placebo- and treated-subjects, nor was there an increase in adverse events with dose escalation. Baseline and day 29 hyperinsulinemic-euglycemic clamp studies were performed on 36 subjects dosed twice daily. To test the hypothesis that Triolex would improve insulin sensitivity in insulin-resistant subjects, these subjects were stratified by the median baseline M value of 5 (a glucose disposal rate of 5 mg per minute per kg body weight): 21 subjects had M values < 5 (operationally defined as insulin-resistant); and 13 had M values of > 5 (operationally defined as insulin-sensitive). Pretreatment, insulin-resistant subjects had significantly higher fasting insulin levels, HOMA2 %B, HOMA2 IR values and LPS-stimulated PBMC MCP-1, TNFa and IL-6 protein levels, and trended for an increased IL-1ß protein level confirming greater insulin resistance, inflammatory responses and beta cell function than insulin-sensitive subjects.

After 29 days of treatment there were significant differences in changes from baseline for M values and C-reactive protein levels between Triolex-treated subjects compared to placebo-treated subjects To test the hypothesis that Triolex would benefit insulin-resistant but not insulin-sensitive subjects, the day 29 M-value changes from baseline were compared in the Triolex-treated subjects. In the insulin-resistant group, M values increased and in the insulin-sensitive group M values decreased. That difference was highly significant. When compared to placebo, insulin-resistant Triolex-treated subjects also showed significant improvement in M and trended for a decreased C-reactive protein level, whereas insulin-sensitive subjects did not show these changes. We concluded that Triolex was active in obese, insulin-resistant, pre-diabetic subjects but had no effect in insulin-sensitive, pre-diabetic subjects. That outcome is consistent with an insulin-sensitizing drug.

During 2008, a Phase IIa clinical trial was initiated with Triolex seeking early signs of activity in type-2 diabetes patients. The clinical trial proceeded in two stages. Stage 1 was a double-blinded, placebo controlled 12-week dosing trial that was exploratory in nature and enrolled 96 patients who were on a stable dose of metformin with hemoglobin A1c (HbA1c) level in excess of 7.5 percent. The primary objectives of the study were to evaluate the change in HbA1c from baseline to week 12 and to evaluate the safety and tolerance of Triolex given 10 mg per day (5 mg BID) as compared to placebo. A final analysis for activity (HbA1c) in the clinical study of unaudited data was performed on all subjects that completed day 84 of the study (72 patients). There was no statistical difference between treatment and placebo for HbA1c in the overall patient population. However, a retrospective analysis of unaudited data was performed on the subpopulation of patients that represented the inflamed, obese, insulin-resistant, diabetic subgroup, in accordance with FDA guidance. That group is reflective of the impaired glucose tolerance subjects that responded to treatment in the company’s Phase I pre-diabetes study. The analysis included patients divided into two strata with baseline values either less than or greater than (or equal to) the following criteria: BMI at least 27.3; fasting plasma insulin levels at least 3 µU/mL; and serum monocyte chemotactic protein-1 (MCP-1) levels at least 400 pg/mL. This phenotype represented 42% of all subjects (90 patients) with values for these parameters at baseline. Twenty-seven individuals in the high BMI strata completed 84 days of dosing. Those patients treated with Triolex (13) were showed improvements in their clinical parameters compared to the corresponding placebo patients (14). The improvements included significantly decreased HbA1c (-0.53%, p = 0.01) values and fasting plasma glucose (-26.80 mg/dL, p < 0.02) levels, decreased body weight (-2.0 kg, p = 0.0005) and significantly increased anhydroglucitol (+0.7 µg/mL, p = 0.03) levels signifying decreased post-prandial glucose excursions. More Triolex subjects decreased weight (12/13 vs. 8/14, Fisher’s Exact Test p < 0.08) and increased 1,5 anhydroglucitol levels (8/9 vs. 4/10, Fisher’s Exact Test p < 0.04). The low BMI strata had a significant increase in HBA1c (+0.7%, p < 0.005) levels but with no detectable changes in any other parameter. There were significant differences between the high BMI and low BMI patients in their response to Triolex. The strata differed significantly in HbA1c (1.15%, p < 0.002) and glucose (26.8 mg/dL, p < 0.02) levels, body weight (2.2 kg, p < 0.0001) and cholesterol (23.5 mg/dL, p < 0.006) levels. Significant trends were detected for differences in LDL cholesterol (14.8 mg/dL, p = 0.08), triglycerides (21.8 mg/dL, p < 0.09) levels and HOMA2 %B (25%, p < 0.06) values. We conclude Triolex demonstrates signs of activity in chronically-inflamed, obese diabetes patients when this drug is taken in combination with metformin.

Stage 2 of the Phase IIa clinical trial was in treatment-naïve diabetic patients (no metformin) with inclusion criteria that restricted the lower limit of BMI to 28, insulin ≥ 4 µU/mL, C-peptide ≥ 2 ng/mL and MCP-1 ≥ 400 pg/mL. There was no significant overall treatment effect on day 84 HbA1c in Cohort 2 treatment-naïve subjects, despite restrictive inclusion criteria. Subjects were again stratified by BMI. Higher BMI subjects were defined as BMI ≥ 31.3 kg/m2. At baseline, higher BMI subjects (32 of 69 subjects, 46%) had significantly higher resistin levels and statistical trends for higher CRP, C-peptide, HOMA2 %B, leptin and lower fructosamine levels when compared to the low BMI subjects. High BMI Triolex-treated subjects showed a statistically significant percent decrease in HbA1c levels at day 112 when compared to the corresponding placebo group (-1.1%, p < 0.05). In the placebo group there was a higher proportion of subjects with decreased HbA1c levels (8/9 vs. 6/13, Fisher’s Exact Test p < 0.08), and a higher portion with > 1% decrease (5/9 vs. 2/13, Fisher’s Exact Test p < 0.08). The Triolex-treated subjects had a significantly greater frequency in decreased CRP levels (8/9 vs. 5/14, Fisher’s Exact Test p < 0.03), and a statistical trend for a day 84 decrease (-1.1 mg/L, Fisher’s Exact Test p = 0.08). Post prandial glucose excursions were decreased as evidenced by the greater frequency of subjects with increased day 84 1,5-anhydroglucitol (median, + 1.4 µg/mL; 7/8 vs. 6/14 placebos, Fisher’s Exact Test p < 0.03). In contrast, low BMI patients (28 kg/m2 – 31.3 kg/m2) treated with Triolex had a significantly higher day 84 HbA1c percent change (p < 0.005) from baseline (+0.18%) when compared to the placebo group (-0.93% ) due to a large placebo effect in these patients. There was also a statistical trend for decreased day 84 fructosamine levels (-11.75 µmol, p < 0.08) in the placebo but with an absence of a significant difference in day 84 fasting plasma glucose levels. We conclude Triolex demonstrates signs of activity in treatment naïve, chronically inflamed obese diabetes patients.

Triolex shows no consistent pattern of adverse events associated with its use. Actos and Avandia are two widely prescribed insulin sensitizers used in combination with metformin. Recently, Avandia was withdrawn after concerns were raised about an increased risk of cardiac events. The Actos cardiovascular safety profile compares favorably with Avandia and remains on the market with a black-box warning. Subsequently, it was found to be associated with bladder tumors and in some countries has also been withdrawn from the market. The side effects associated with the use of currently approved insulin sensitizers have not been observed with Triolex.

In summary, the Triolex studies have demonstrated a good safety profile for the drug with no consistent pattern of adverse events associated with its use. It is active in obese insulin-resistant, pre-diabetic subjects but has not demonstrated an effect in insulin-sensitive, pre-diabetic subjects, which is an outcome consistent with an insulin-sensitizing drug. We conclude Triolex demonstrates signs of activity in chronically inflamed obese diabetic patients as a single agent and in combination with metformin. The mechanism of action has been partially elucidated with biochemical molecular points of interaction identified.

Competition in Diabetes

Given the large market opportunities for products that treat the indications for which we are currently developing our compounds, most major pharmaceutical companies and many biotechnology companies have programs directed toward finding drugs to treat the indications that we are exploring. In metabolism and type-2 diabetes, there are a number of drugs, such as Actos from Takeda Pharmaceuticals (already approved for improving insulin sensitivity), glucagon-like peptide-1 (such as Victoza® by Novo Nordisk), dipeptidyl peptidase-4 inhibitors (such as Januvia® by Merck & Cp., Inc. and Onglyza® by Bristol Myers Squibb) and numerous other drugs in various stages of development. While Actos currently accounts for a significant share of the market for insulin sensitizers to treat type-2 diabetes, it is known to cause the unwanted side effects of weight gain and edema and was recently either removed from the market, as was the case for Avandia, or given a black-box warning (Actos) by the FDA because of increased treatment-related heart failure and bladder cancer risk associated with the use of the medication.

Autoimmune Disease and Chronic Inflammation

Current Treatments for Autoimmune Diseases

Immune modulators that correct immune dysregulation and chronic inflammatory conditions by inhibition or enhancement of single cytokine targets such as TNFa and IL-1ß or their receptors have been developed by a number of companies. For example, Amgen’s Enbrel® targets TNFa as does Johnson & Johnson’s Remicade®. Other immune-modulating drugs such as Celebrex® from Pfizer target COX-2. While these targeted approaches have shown clinical benefit and have generated significant sales volumes, redundancy in the immune system can limit their effectiveness. In addition, side effects, health care costs and reimbursement issues are limiting their long-term global utility. We have shown our compounds affect cytokine cascades through direct interactions in the endocrine system. That may potentially make them more attractive drug candidates than those currently available as they directly interact through the endocrine system. Triolex may represent the first in a new class of agents to treat those diseases, assuming it is successfully developed and commercialized.

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

Based upon positive results with Triolex in published rodent models of collagen-induced and collagen antibody-induced arthritis, a Phase I clinical trial was initiated in rheumatoid arthritis patients in 2008. A 28-day oral dose-ranging study assessed the safety, pharmacokinetics and potential for drug-drug interactions in stable rheumatoid arthritis patients also receiving methotrexate. Triolex was found to be safe and well-tolerated. No drug-drug interaction with methotrexate was found. Triolex is now positioned to enter clinical studies in patients with active rheumatoid arthritis.

Ulcerative Colitis and Other Autoimmune Diseases

Inflammatory bowel disease is comprised of ulcerative colitis, a chronic inflammation of the large intestine, or colon, and Crohn’s disease, a condition of inflammation of the small intestines. Ulcerative colitis and Crohn’s disease together affect approximately 500,000 to 2 million people in the United States.

Based upon published observations with Triolex in preclinical models widely used by both the pharmaceutical industry and academia to test agents as potential treatments for ulcerative colitis, we commenced a Phase I/II clinical trial in ulcerative colitis patients in 2008. This Phase I/II dose ranging study evaluated the safety, tolerance, pharmacokinetics and activity of Triolex when administered orally for 28 days to patients with active, mild-to-moderate ulcerative colitis. Triolex at the doses studied was found to be safe and well-tolerated but interpretation of the results was confounded by the high frequency of spontaneous colitis flare resolution. There was no indication of a treatment advantage in this acute inflammatory setting when compared to placebo. Triolex is staged for long-term clinical trials directed towards the control of the chronic inflammatory processes associated with this disease, a clinical setting believed to be consistent with the pharmacological properties of the compound.

Triolex has also shown activity in pre-clinical models of multiple sclerosis and lupus erythematosus, which represent additional candidate indications for clinical trials.

Neuroinflammation

Neuroinflammation plays a major role in the pathophysiology of many of the most socially and economically significant diseases of first world nations. These diseases include Alzheimer’s disease, Parkinson’s disease, epilepsy, amyotrophic lateral sclerosis (ALS), autism, and multiple sclerosis. Recent scientific publications suggest these diseases share a common inflammatory mediator, the ubiquitous intranuclear protein, high mobility group box 1 protein (HMGB1), which is released to the extracellular environment from necrotic cells. HMGB1 acts through at least one pathway known to be regulated by Triolex. Because Triolex readily penetrates the blood-brain-barrier, it has the potential to treat a broad spectrum of diseases with a neuroinflammatory etiology. The Company is investigating the use of Triolex as a treatment for Parkinson’s disease with funding from The Michael J. Fox Foundation. The terms of the collaboration call for MJFF to fund up to approximately $150,000 toward pre-clinical development of Triolex in rodents. Our work with MJFF has shown that in a rodent model of MPTP induced neuronal excitotoxicity (a model that closely mimics Parkinson’s disease in humans), Triolex significantly reduced motor impairment and production of inflammatory cytokines, which was associated with significantly greater numbers of surviving neurons in the brains of Triolex treated animals. Further funding of preclincal and clinical development is pending a decision by The MJFF. Similarities between the molecular pathophysiology of Parkinson’s disease and epilepsy suggest that Triolex may also be active against epilepsy, which affects approximately 5 million people in the U.S. and Europe and 10 million in China, one-third of which are refractory to currently approved anti-seizure drugs. The company intends to initiate Triolex product development activities for neuroinflammation through corporate partners or investment financing.

Ophthalmology

Diseases of the eye are common and frequently have an inflammatory etiology. The associated temporary or permanent loss of vision is socially and economically important. The most common treatments for ocular inflammation are glucocorticoids and cyclosporins, which are associated with serious side effects that include glaucoma, cataract, and increased susceptibility to infection. The development of ophthalmic pharmaceuticals is increasingly popular because cost of clinical trials and product approval for certain ocular conditions can be substantially less than most systemic indications because of the acute nature of many ocular diseases, and the limited systemic drug exposure from topical administration. Inflammatory ocular diseases should be amenable to Triolex treatment based on Triolex’s mechanism of action and disease molecular pathophysiology. Importantly, Triolex’s mechanism of action cannot cause any of the deleterious side effects of currently approved medications. The results of recent preclinical studies of Triolex in rodent models of uveitis indicate potent anti-inflammatory activity. The Company intends to continue investigating the potential breadth of this opportunity, and to initiate ophthalmic product development through corporate partners or investment financing. Ocular conditions of interest include anterior and posterior uveitis, idiopathic dry eye, Sjogren’s dry eye disease (an autoimmune condition related SLE), conjunctivitis, blepharitis, and post surgical inflammation.

Pulmonary Diseases and other Autoimmune Diseases

Triolex has shown signs of activity in pre-clinical models of lung inflammation. Accordingly, the Company is exploring the potential for Triolex in a variety of pulmonary diseases with academic collaborators. These conditions include cystic fibrosis, chronic pulmonary disease and asthma.

Triolex Development Status

Triolex is manufactured economically using a multi-step organic synthesis from the widely abundant and inexpensive starting material, DHEA. It is formulated for oral administration with excipients approved for oral dosage products. Diseases associated with chronic inflammation are thought to require drug exposures of extended duration to observe definitive treatment effects. Long term toxicology studies have been completed that qualify Triolex for use in clinical studies of 6 month’s duration or longer. There were no untoward side effects detected. Allowed and issued patents claim the compound itself, pharmaceutical formulations and methods of use to treat a variety of inflammatory diseases including type-2 diabetes and autoimmune conditions such as rheumatoid arthritis and ulcerative colitis in the United States, Europe and elsewhere. Applications with pending claims filed to extend patent coverage in additional regions of economic interest including China, Japan and Korea.

NEUMUNE (HE2100)

Neumune as treatment for acute radiation exposure; an ERß selective agonist.

In December 2010, The Company reported on the safety, tolerability and signs of hematologic activity in four double-blinded, randomized, placebo-controlled studies of NEUMUNE in healthy human subjects, published in The Journal of Radiological Protection. Those studies demonstrated that Neumune has the potential to directly enhance innate immunity in humans and defined the compound as a highly selective ERß ligand. ERß ligand treatment has been suggested as a potentially safe anti-inflammatory and neuroprotective strategy in multiple sclerosis and other neurodegenerative diseases. In May of 2010, the Company reported that Neumune could ameliorate neuroinflammation in mice and has the potential to limit relapses in patients with multiple sclerosis. The Company is actively soliciting partnerships to develop an orally bioavailable, metabolically stable second generation derivative.

HE2000

HE2000 in Infectious Disease

The Company conducted clinical trials in HIV, AIDS and malaria from the late 1990’s until early 2002. While the primary market opportunities for pharmaceuticals have traditionally been in the U.S., Europe and Japan, our adrenal hormones have a number of attributes that make them potentially globally useful. Included are the potential broad-spectrum activity in multiple infectious diseases, an attractive safety profile to date, a low likelihood of resistance and the relative ease of manufacture. Increasing focus on the infectious disease crises around the world such as those represented by HIV, malaria and tuberculosis has led to a number of recent third party initiatives designed to provide funding for effective approaches to these diseases.

HE2000 has been tested in a series of Phase I/II and Phase II clinical trials in HIV/AIDS patients in the U.S. and South Africa. In all of these studies, HE2000 treatment appeared to be generally well-tolerated with mild to moderate pain at the injection site as the most common adverse event. In addition to assessing the safety profile of HE2000 in clinical trials, we have also assessed the effect of HE2000 on a wide variety of immune and inflammatory markers that are associated with HIV disease progression.

In a South Africa study, HE2000 treatment of HIV patients that received no other therapy resulted in long-lasting, statistically significant declines in a number of key inflammatory mediators including TNFa, IL-1ß and IL-6. In this placebo-controlled study, we also observed significant durable increases in a wide variety of immune cell subsets associated with innate and cell-mediated immunity following treatment with HE2000. In addition, patients that received HE2000 in this trial experienced a significant decline in blood virus levels over the course of the study, which correlated with an increase in HIV specific T-cell mediated immunity. HE2000 was then tested as a monotherapy in late-stage AIDS patients. During this study, patients experienced a statistically significant reduction in the number of opportunistic infections compared to those treated with placebo and the life-threatening tuberculosis infections were completely quelled after 4-months of treatment.

The ability of HE2000 to reduce pro-inflammatory mediators while stimulating innate and cell-mediated immunity has potential implications for the treatment of a number of other infectious diseases, including parasitic infections such as malaria. Based on multiple pre-clinical studies performed by collaborators at the Walter Reid Naval Hospital and the University of Vermont, we performed two Phase II clinical studies in malaria patients at Mahidol University in Bangkok, Thailand. Results indicated that HE2000 was effective in reducing malarial parasite count and cleared blood-borne malarial parasites in most patients within seven days.

A series of tuberculosis animal model studies have also shown that HE2000 is effective when given as a monotherapy in either the acute or chronic phase of this bacterial infection and it appears to have a synergistic effect when combined with the current three-drug regimen considered the standard of care for antibiotic treatment of tuberculosis.

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

Preclinical Testing: In the preclinical phase of development, the promising compound is subjected to extensive laboratory and animal testing to determine if the compound is biologically active and safe.

Investigational New Drug or IND: Before human tests can start, the drug sponsor must file an IND application with the FDA, showing how the drug is made and the results of animal testing. An IND becomes effective 30 days following receipt by the FDA.

Human Clinical Testing: The human clinical testing program usually involves three phases which generally are conducted sequentially, but which, particularly in the case of anti-cancer and other life-saving drugs, may overlap or be combined. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND filing. Each clinical study is conducted under the auspices of an independent Institutional Review Board, or IRB, for each institution at which the study will be conducted. The IRB will consider, among other things, the design of the clinical trial, ethical factors, the risk to human subjects and the potential benefits of therapy relative to the risk.

Phase I clinical trials: Studies usually are conducted on healthy volunteers or, in the case of certain terminal illnesses such as AIDS or cancer patients with disease that have failed to respond to other treatment, to determine the maximum tolerated dose, side effects and pharmacokinetics of a product.

Phase II clinical studies: These are conducted on a small number of patients having a specific disease to determine initial efficacy in humans for that specific disease, the most effective doses and schedules of administration, and possible adverse effects and safety risks. Phase II/III differs from Phase II in that the trials involved may include more patients and, at the sole discretion of the FDA, be considered the “pivotal” trials, or trials that will form the basis for FDA approval.

Phase III clinical studies: These are normally the pivotal drug trials consisting of broad scope of studies on diseased patients, in order to evaluate the overall benefits and risks of the drug for the treated disease compared with other available therapies. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise.

New Drug Application or NDA: Upon successful completion of Phase III clinical trials, the drug sponsor files an NDA with the FDA for approval containing details of the chemistry, manufacture and quality control information that has been developed, nonclinical data, results of human tests, and proposed labeling.

Post Approval. If the FDA approves an NDA, the drug sponsor is required to submit reports periodically to the FDA containing adverse reactions, production, and quality control and distribution records. The FDA may also require post-marketing testing to support the conclusion of efficacy and safety of the product, which can involve significant expense. After FDA approval is obtained for initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

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

Manufacturing

We do not have plans to establish manufacturing facilities to produce our drug candidates or any future products. We plan to control our capital expenditures by using contract manufacturers to make our products. We believe that there are a sufficient number of high-quality FDA-approved contract manufacturers available, and we have had discussions, and in some cases established relationships, to fulfill our near-term production needs for both clinical and commercial applications.

The manufacture of our drug candidates or any future products will be subject to rigorous regulations, including the need to comply with the FDA’s current Good Manufacturing Practice regulations. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer’s manufacturing and quality control procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

Patents

We currently own or have obtained licenses to a large estate of U.S. and foreign patents and patent applications. We consider the protection of our technology, whether owned or licensed, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we may also rely on trade secrets, unpatented property, know-how, regulatory exclusivity, patent extensions and continuing technological innovation to develop our competitive position. In the U.S. and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product.

In certain countries, some pharmaceutical-related technology such as disease treatment methods are not patentable or only recently have become patentable and enforcement of intellectual property rights in many countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. We cannot guarantee that any patents issued or licensed to us will provide us with competitive advantages or will not be challenged by others. Furthermore, we cannot be certain that others will not independently develop similar products or will not design around patents issued or licensed to us.

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

Aeson Therapeutics

In October 2000, we acquired a 21% equity stake in Aeson Therapeutics Inc. (“Aeson”) and an exclusive worldwide sublicense to three issued patents in the area of adrenal sterols in exchange for $2.0 million in cash and 208,672 shares of our common stock valued at $2 million. As part of the transaction, Aeson and its stockholders granted us an exclusive option to acquire the remainder of Aeson at a predetermined price. In March 2002, we amended certain aspects of our agreements with Aeson. Under the amendments, we paid Aeson $1.2 million, which extended the initial date by which we could exercise our option to acquire the remainder of Aeson to September 30, 2002. We also received additional equity securities of Aeson as a result of this payment. We elected not to exercise the option to acquire the remainder of Aeson by September 30, 2002. On June 7, 2006, we acquired substantially all of the assets of Aeson. As consideration for Aeson’s assets, we agreed (i) to issue a total of 35,000 shares of our common stock to Aeson at the closing of the acquisition and (ii) to issue to Aeson’s stockholders up to a total of 165,000 additional shares of our common stock if certain development milestones are achieved. We have not achieved any of the development milestones to date.

China State Institute of Pharmaceutical Industry

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

CIPI was recently formed by a merger of the Shanghai Institute of Pharmaceutical Industry and other institutes and companies. CIPI’s research and development (“R&D”) focus has been in the areas of cancer, infectious diseases, cardiovascular, autoimmune disorders, endocrinology and central nervous system (“CNS”). CIPI is a subsidiary of the China National Pharmaceutical Group Corporation (“Sinopharm Group”), China’s largest pharmaceutical and health industrial group under the state-owned Assets Supervision and Administration Commission of the State Council. Sinopharm Group’s core businesses include R&D, manufacturing, distribution and retail sales. Its products are manufactured in more than 10 pharmaceutical and biological production facilities. Sinopharm Group has more than 20 joint ventures with global pharmaceutical companies and through trade and cooperative relations, has a presence in more than 100 countries and regions. Sinopharm Group reported 2010 revenues of approximately ¥80 billion ($12 billion US).

CIPI is a major supplier of both generic drugs and traditional Chinese medicines in China and Hong Kong. The three clinical drug development candidate license agreements cover Harbor BioSciences compounds HE2000, Apoptone and Triolex for any clinical use in the People’s Republic of China and Hong Kong. Triolex, has completed Phase IIa clinical trials in patients with Type-2 diabetes and is in early stage development for ulcerative colitis and rheumatoid arthritis; Apoptone, which demonstrated activity in Phase I/IIa trials of prostate cancer; and HE2000, has been shown to limit opportunistic infections, including tuberculosis, in humans infected with the HIV-1 virus, to reduce parasite levels in patients with uncomplicated malaria. CIPI plans to develop the Harbor BioSciences compounds for major indications including diabetes, cancer, chronic inflammatory conditions and infectious diseases.

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

The Company will receive milestone payments for Triolex, Apoptone and HE2000, excluding infectious diseases, at the completion of Phase II and III clinical studies and upon approval by the SFDA. The Company will also receive royalties based on net profits for the life of each agreement. No milestones have been met to date. The term of each agreement runs until the latter of (1) the expiration of the last licensed patent or any Company, CIPI or joint improvement patent and (2) the first documented third party sale of a competing generic product in the licensed territory. In addition, the Company is CIPI’s sole agent with commercial development and sales rights to all of CIPI’s improvements that are sold outside the licensed territory. Sales of licensed drugs that are covered by CIPI’s improvements outside the territory bear a royalty to Harbor BioSciences.

We have delivered to CIPI in excess of 20,000 pages of pre-clinical, non-clinical and chemistry, manufacture and control data for all three projects. These pages have been translated and evaluated by the dedicated project teams, one for each compound. Our historical data has been evaluated against the People’s Republic of China’s State Food and Drug Administration criteria with their expert advisors.

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

During the fourth quarter of 2011 and the first quarter of 2012, we intend to deliver the detailed clinical data from its clinical studies for the licensed compounds for translation and evaluation by CIPI’s clinical experts. In cooperation with CIPI’s advisors and the SFDA, a detailed clinical development strategy for each project with estimated timelines is expected during the first half of 2012.

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

The Company announced in June 2011, the signing of an umbrella generic drugs distribution agreement with CIPI. This new agreement provides that Harbor BioSciences and CIPI will select one or more of CIPI’s drugs or other products for distribution outside China under separately negotiated sub agreements. This agreement provides that the Company is to receive commercial development, sales and sublicense rights for products under executed sub agreements. Sales of CIPI’s products will bear a royalty to Harbor BioSciences. The company has been in discussions with potential partners to market, distribute and to work with Harbor BioSciences to monetize this agreement. We intend to continue with these activities during 2012.

China Business Strategy

We believe that our agreement with CIPI places Harbor Biosciences on the forefront of a rapidly evolving global pharmaceutical industry. China offers relatively rapid product development, especially in the context of Phase II and III studies, diluted risk (defrayed costs), low cost supply and validation of technology, as well as huge, expanding and increasingly affluent markets for our specific indications. As the R&D arm of the Sinopharm Group, CIPI is uniquely qualified and positioned to develop our small molecules. By the terms of our agreement, CIPI will bear all development costs for each candidate compound and Harbor BioSciences will retain the rights to all its products in the U.S. and the rest of the world. This will afford us several exciting opportunities to capitalize on regional licensing and partnership agreements as well as agreements with Health Ministries of individual governments, including socialized medicine countries. Our partnership with CIPI includes a low cost supply agreement by which China will supply API or finished products into the rest of the world, in accordance with specific agreements and regulatory requirements. Such agreements may include payments of up front fees to Harbor Biosciences with additional payments for milestones achieved in China. Concurrently, Harbor Biosciences is actively attempting to develop partnerships and/or licensing agreements in order to monetize its other assets, including Neumune and several novel, naturally occurring sterol hormones that may be suitable for either pharmaceutical or nutraceutical development. All together, Harbor Biosciences seeks to capitalize on at least six compounds in various stages of development, including Apoptone, Triolex, HE2000, Neumune, HE3413 and HE3177. In addition, our pipeline contains potential pre-clinical candidates with improved pharmaceutical properties aimed at pharmaceutically accepted targets including ERß. It is the Company’s intention to reduce its burn rate to match revenue recognition from milestones achieved in China and the execution of potential licenses and partnerships with the rest of the world.

Employees

As of January 15, 2012, we had 8.5 full-time equivalent, non-union employees. We believe that our relations with our employees are good.

Executive Officers and Senior Management

Our executive officers and senior management and their ages as of January 15, 2012 are as follows:

Name	Age	Position

James M. Frincke, Ph.D.	61	Chief Executive Officer

Christopher L. Reading, Ph.D.	64	Chief Scientific Officer

Robert W. Weber	61	Chief Financial Officer and Secretary

Former Officer

Dwight R. Stickney, M.D.	68	Chief Medical Officer

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

Dwight R. Stickney, M.D. joined Harbor BioSciences as Medical Director, Oncology in May 2000, was appointed Vice President, Medical Affairs in March 2003 and was promoted to Chief Medical Officer in February 2008. Dr. Stickney joined Harbor BioSciences, Inc. from the Radiation Oncology Division of Radiological Associates of Sacramento Medical Group, Inc., in Sacramento, California, where he served as a Radiation

Oncologist since 1993. While at Radiological Associates, he served as Chairman of the Radiation Oncology Division from 1997 to 1999 and was a member of the Radiation Study section of the National Institute of Health’s Division of Research Grants from 1993 to 1997. He also served as the Director of Radiation Research for Scripps Clinic and Research Foundation in La Jolla, California. Dr. Stickney has taught in medical academia as Associate Professor of Radiation Medicine at Loma Linda University School of Medicine and has served as Director of the International Order of Forresters Cancer Research Laboratory and on the Board of Directors of the California Division of the American Cancer Society. Earlier in his career, Dr. Stickney held positions with Burroughs Wellcome and the Centers for Disease Control, and academic teaching appointments at The University of California at Los Angeles and The University of California at Riverside. He has also served as a consultant for a number of biotechnology companies on the design and conduct of clinical trials. Dr. Stickney has authored or co-authored over 80 scientific articles, abstracts and book chapters. He is named inventor on numerous issued patents and patent applications. Dr. Stickney holds a Bachelor of Science in Microbiology, a Masters of Science in Immunology, and a M.D. from Ohio State University. In addition, he is certified as a Diplomat of the American Board of Internal Medicine and Hematology and a Diplomat of the American Board of Radiology, Therapeutic Radiology. Dr. Stickney’s employment with the Company terminated effective March 31, 2011.

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

As of December 31, 2011, our unrestricted cash and cash equivalents totaled approximately $1.5 million. In addition, subject to certain limitations, beginning January 1, 2012, and continuing until the Qualifying Transaction closes or until Amun exercises its put right, $200,000 per month will be disbursed to us from the Escrow account. Based on our current plans, these disbursements should be sufficient to meet our monthly operating expenses and capital requirements until such funds are depleted. As of January 15, 2012, the balance of the Escrow account was approximately $2.28 million. Further, if the Qualifying Transaction is consummated, we believe that our capital resources, together with interest thereon, would be sufficient to meet our operating expenses and capital requirements through 2013. If the Escrow account is not available to us, based on our current plans, we believe our unrestricted cash and cash equivalents, and interest earned thereon, would be sufficient to meet our operating expenses and capital requirements for several months. However, changes in our research and development plans or other events affecting our operating expenses could result in the expenditure of such cash before that time. We will require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

We have not generated any revenues from product sales, and have incurred losses in each year since our inception in 1994. If a Qualifying Transaction is not consummated, we expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern in the annual report for the period ended December 31, 2011. If a Qualifying Transaction is not consummated, we do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a partnership or merger. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we, or a trustee appointed by the court, may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our financial statements.

We may be unable to obtain a quorum for meetings of our stockholders or obtain necessary stockholder approvals and therefore be unable to take certain actions

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be present in person or by proxy in order to transact business at a meeting of our stockholders. In addition, amendments to our amended and restated certificate of incorporation, such as an amendment to increase our authorized capital stock, require the approval of a majority of our outstanding shares. Under Rule 452 of the New York Stock Exchange, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain matters, such as an amendment to our amended and restated articles of incorporation to increase authorized shares that are to be used for general corporate purposes and the ratification of our auditors. As a result, unless more stockholders elect to be present in person or by proxy in future annual or special meetings of stockholders, we may be unable to obtain a quorum at such meetings or obtain stockholder approval of proposals when needed.

If we are unable to obtain a quorum at a meeting of our stockholders and thus fail to get stockholder approval of corporate actions, such failure could have a materially adverse effect on us. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452 of the New York Stock Exchange, and we may not be able to obtain the required number of votes to approve certain proposals that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Therefore, it is possible that even if we are able to obtain a quorum for our meetings of the stockholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, such failure could have a material adverse effect on us.

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

We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had significant operating revenues and have never commercially introduced a product. Our accumulated deficit was approximately $262 million as of December 31, 2011. Our net losses for fiscal years 2011, 2010 and 2009 were approximately $3.8 million, $6.6 million and $15.6 million, respectively. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive the necessary regulatory clearances. Even if we were ultimately to receive regulatory approval for one or more of our drug candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale, the effect of competition with other drugs, or because we may have inadequate financial or other resources to pursue one or more of our drug candidates through commercialization. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

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

Our common stock has a very limited trading market

Our common stock was recently delisted from the NASDAQ Stock Market and the OTC Bulletin Board (“OTCBB”) and now trades on the OTC Markets Group, Inc., informally known as “Pink Sheets®.” The Company’s common stock was delisted from the NASDAQ Stock Market at the opening of business on September 23, 2010 at which time the common stock became available for trading on the OTCBB. On August 17, 2011, our common stock was delisted from the OTCBB as a result of our filing a Form 15 pursuant to Rule 12g-4(a)(i), and subsequently became available for trading on the Pink Sheets® under the trading symbol HRBR.PK. The Pink Sheets® is not a stock exchange or a regulated entity. Price quotations are provided by over-the-counter market makers and company information is provided by the over-the-counter companies. The Pink Sheets® provide significantly less liquidity than the NASDAQ stock market or any other national securities exchange. The quotation of our common stock on the Pink Sheets® may reduce the price of our common stock. Further, the quotation of our common stock on the Pink Sheets® may materially adversely affect our ability to raise capital on terms acceptable to us or at all. In addition, trading in our common stock has historically been extremely limited. Further, our common stock may be subject to manipulation because of the thinness of the market for our stock. This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and you may not be able to sell shares of our common stock when or at prices you desire.

We have deregistered our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company.

We have deregistered our common stock under the Exchange Act. By deregistering, our obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) ceased and we expect that there will be a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on the Pink Sheets®. In addition, companies with common stock quoted on the Pink Sheets® are not required to meet the reporting requirements set forth under the Exchange Act. There can be no assurances that we will provide financial information to allow for public trading of our common stock on the Pink Sheets®, or that market makers will continue to make a market in our common stock. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our securities in the secondary market may be materially limited.

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

may have the effect of temporarily or permanently driving down the price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies. For example, our stock price has ranged from $0.05 to $0.37 between July 1, 2010 and December 31, 2011.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are currently located at 9191 Towne Centre Drive, Suite 409, San Diego, CA 92122, where we have leased approximately 4,291 square feet of office space through January 2012. We believe that our facilities are adequate for our current operations.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was recently delisted from the NASDAQ Stock Market and the OTCBB and now trades on the Pink Sheets® under the symbol HRBR.PK. Our common stock was delisted from the NASDAQ Capital Market on September 23, 2010 at which time the stock became available for trading on the OTCBB under the symbol HRBR.OB. On August 17, 2011, our common stock was delisted from the OTCBB as a result of our filing a Form 15 pursuant to Rule 12g-4(a)(i), and subsequently became available for trading on the “Pink Sheets ®.”

The following table sets forth the quarterly high and low sales prices for our common stock from January 1, 2010 through December 31, 2011.

	High	Low
2010
First Quarter	$0.82	$0.41
Second Quarter	0.70	0.26
Third Quarter	0.37	0.16
Fourth Quarter	0.22	0.12

2011
First Quarter	$0.26	$0.13
Second Quarter	0.24	0.12
Third Quarter	0.26	0.10
Fourth Quarter	0.19	0.05

On December 31, 2011, the closing price of our common stock as reported by the Pink Sheets® was $0.13 share. There were approximately 120 stockholders of record and approximately 7,400 beneficial stockholders of our common stock as of such date. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

On July 28, 2011, we sold an aggregate of 2,000,000 shares of our Series A Preferred Stock (the “Preferred Shares”) to Amun, LLC, a Delaware limited liability company (the “Investor”) pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) and related Stockholders Agreement (the “Stockholders Agreement”). The Preferred Shares represent approximately a 28% of the economic interest in the Company and also entitle the Investor to a number of votes equal to 38.28% of the total number of votes entitled to be cast by holders of all shares of the Company’s capital stock (including the Common Stock and Series A Preferred Stock) voting together as single class. Under the terms of these and other related agreements between the Company and the Investor, the Investor placed $2.825 million in cash into an escrow account, which amount is available under certain circumstances to pay certain Company related expenses and to fund the Company’s working capital needs. Amounts received are included as restricted cash. The Stockholder Agreement provides that the Investor will have the right to “put” the Preferred Shares acquired pursuant to the Purchase Agreement back to the Company in return for the remaining cash held in escrow at the time of the put, upon the occurrence of certain events.

On October 26, 2011, we completed the reverse and forward stock splits which were approved by our shareholders at the annual meeting. As a result, the Company purchased the 43,698 common shares that were cancelled, at the previous ten-day average closing price of $0.142 for a total of $6,205. In addition, as a result of the stock splits, the investors in our June 2010 registered direct offering of common stock and warrants became eligible to exercise a put right under the warrants which entitled them to receive a cash payment in an amount equal to the fair value of the warrants as determined by reference to a formula set forth in the warrants. All of the warrant holders exercised the put right and the Company purchased the warrants at a price of $0.0955 for each underlying share for a total of $337,679. We were reimbursed for the cost of the cancelled common shares and the warrants purchased from the escrow account established with the funds from the sale of Preferred Shares to Amun.

Item 6.	Selected Financial Data

The following data summarizes certain selected financial data for each of the five years ended December 31, 2011 through 2007 and the period from inception (August 15, 1994) to December 31, 2011. The information presented should be read in conjunction with the financial statements and related notes included elsewhere in this report (in thousands, except per share amounts).

	2011	2010	2009	2008	2007	Period from Inception (Aug. 15, 1994) to December 31, 2011
Statement of Operations Data:
Contract revenues	$146	$0	$0	$0	$645	$1,354
Research and development	1,867	3,759	10,555	16,070	18,319	176,880	(1)
General and administrative	2,102	2,771	5,140	6,537	8,150	95,790	(1)

Total operating expenses	3,969	6,530	15,695	22,607	26,469	272,670
Interest income (expense)	6	16	138	1,048	2,781	17,385
Other income (expense)	14	(83)	(69)	(6)	(78)	(8,301)

Net loss	$(3,803)	$(6,597)	$(15,626)	$(21,565)	$(23,121)	$(262,232)
Net loss per share, basic and diluted	$(0.11)	$(0.20)	$(0.53)	$(0.74)	$(0.80)
Weighted average number of common Shares outstanding, basic and diluted	35,459	32,803	29,319	29,060	28,955

Balance Sheet Data:
Cash and equivalents	$1,470	$5,923	$9,738	$24,152	$43,215
Total assets	4,025	6,096	10,286	25,157	45,123
Total current liabilities	2,853	1,235	1,286	1,952	3,018
Stockholders’ equity	$1,172	$4,861	$9,000	$23,205	$42,105

(1)	Share-Based Payment (ASC 718), expense was not included in financial results for any of the previous years prior to 2006. (See – “ ASC 718, Share-Based Payments” in the Notes to Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have been unprofitable since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $262 million. We expect to incur substantial additional operating losses for the foreseeable future as we allocate resources to activities in support of the development of our drug candidates. In addition, in the future, we may have to meet the substantial new challenge of developing the capability to market products if we are successful in obtaining regulatory approval for any of our current or future drug candidates. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise when and if we succeed in bringing any drug candidates to market.

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

Effective February 18, 2010, our common stock began trading under a new NASDAQ symbol, “HRBR” and CUSIP number “41150V 103”. Our common stock was delisted from NASDAQ in September, 2010, at which time the stock became available for trading on the OTCBB under the symbol HRBR.OB. On August 17, 2011, our common stock was delisted from the OTCBB as a result of our filing a Form 15 pursuant to Rule 12g-4(a)(i), and subsequently became available for trading on the Pink Sheets® with the symbol HRBR.PK and CUSIP number “41150V 202”.

Results of Operations

We have devoted substantially all of our resources to the payment of research and development expenses and general and administrative expenses. From inception through December 31, 2011, we have incurred approximately $176.9 million in research and development expenses, $95.8 million in general and administrative expenses. From inception, (August 15, 1994), through December 31, 2011 we have generated approximately $1.4 million in revenues (which resulted from providing research and development services under our Study Funding Agreements with Cystic Fibrosis Foundation Therapeutics, Inc., (CFFT) and the Michael J. Fox Foundation (MJFF). We have earned $9.1 million in other income. The other income and expense is comprised of $7.6 million in deemed discount expense, $0.4 million in interest expense and a $0.3 million loss on disposal of assets. These expenses have been offset by $17.4 million in interest income. The combination of these resulted in a net loss of $262.2 million for the period from inception, (August 15, 1994), until December 31, 2011.

Research and development and general and administrative expenses include the expense for ASC 718 share-based payments for all fiscal years starting with 2006, (See – “ASC 718 Share-Based Payments” in the Notes to Financial Statements).

Research and development expenses were $1.9 million, $3.8 million and $10.6 million in 2011, 2010 and 2009, respectively. The research and development expenses relate primarily to the ongoing development, preclinical testing and clinical trials for our drug candidates. Research and development expenses decreased $1.9 million in 2011 compared to 2010; $6.8 million in 2010 compared to 2009, due primarily to a decrease in general clinical and preclinical research and development projects resulting from reduced personnel and a decline in stock option compensation expense.

General and administrative expenses were $2.1 million, $2.8 million and $5.1 million in 2011, 2010 and 2009, respectively. General and administrative expenses relate to salaries and benefits, facilities, patent fees, legal, accounting/auditing, investor relations, consultants, insurance and travel. General and administrative expenses decreased $0.7 million in 2011 compared to 2010; $2.3 million in 2010 compared to 2009 due mainly to a decreases in salaries expense resulting from reduced personnel, patent fees, consulting fees, Directors and Officers insurance and stock option compensation expense.

Other income and expenses were $20 thousand, ($67) thousand and $69 thousand in 2011, 2010 and 2009, respectively. The increase in income of $87 thousand for 2011 compared to 2010 was due to a gain on sale of assets in 2011 compared to a loss on sale of assets in 2010. The increase in expense of $136 thousand for 2010 compared to 2009 was due mainly to the disposal of assets combined with lower interest rates and lower cash balances. Included in the 2010 loss was $83 thousand related to the sale of our laboratory equipment and $69 thousand for 2009.

Liquidity and Capital Resources

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under our collaboration with CFFT and MJFF. We have financed our operations since inception primarily through the sale of our equity securities raising a total of $205 million, net of expenses. In addition, we have received a total of $18 million from the exercise of warrants and stock options from inception. As of December 31, 2011, our unrestricted cash and cash equivalents totaled approximately $1.5 million and a $2.48 million balance in the restricted cash account. The Amun investors have a put right on the restricted cash account and thus these funds may be returned to these investors. In addition, subject to certain limitations, beginning January 1, 2012, and continuing until the Qualifying Transaction closes or until Amun exercises it’s put right, $200,000 per month will be disbursed to us from the Escrow account. Based on our current plans, these disbursements should be sufficient to meet our monthly operating expenses and capital requirements until such funds are depleted. As of January 15, 2012, the balance of the Escrow account was approximately $2.28 million. Further, if the Qualifying Transaction is consummated, we believe that our capital resources, together with interest thereon, would be sufficient to meet our operating expenses and capital requirements through 2013. If the Escrow account is not available to us, based upon our current plans, we believe that our unrestricted cash and cash equivalents, and interest thereon, would be sufficient to meet our operating expenses and capital expenditures for several months. However, changes in our research and development plans or other events affecting our operating expenses may result in the expenditure of such cash before that time. However, changes in our research and development plans or other events affecting our operating expenses could result in the expenditure of such cash before that time.

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

Contractual Obligations:

As of December 31, 2011, we had the following contractual obligations

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than Five years

Operating Leases	$9	$9	$—	$—	$—

We may also be required to make substantial milestone or royalty payments in cash based on the terms of some of our agreements (See Note 6 to the Financial Statements).

Our operations to date have consumed substantial capital without generating any revenues other than the amount received under our collaborations with CFFT and MJFF. We will continue to require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of our drug candidates, and to market any drug candidates that receive regulatory approval. We do not expect to generate revenue from operations for the foreseeable future, and our ability to meet our cash obligations as they become due and payable may depend for at least the next several years on our ability to sell securities, borrow funds or some combination thereof.

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

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, and lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and our stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2011, 2010 or 2009.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2011, our investment portfolio included only cash and money market accounts and did not contain fixed-income securities. There would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

Item 8. Financial Statements and Supplementary Data

Harbor BioSciences, Inc. (A Development Stage Company)

Page
Balance Sheets as of December 31, 2011 and 2010	35
Statements of Operations for the Fiscal Years Ended December 31, 2011, December 31, 2010, December 31, 2009 and the Period From Inception (August 15, 1994) to December 31, 2011	36
Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 1994 through December 31, 2011	37
Statements of Cash Flow for the Fiscal Years Ended December 31, 2011, December 31, 2010, December 31, 2009 and the Period from Inception (August 15, 1994) to December 31, 2011	41
Notes to Financial Statements	43
Report of Independent Registered Public Accounting Firm	72

Harbor BioSciences, Inc.

(A Development Stage Company)

Balance Sheets

( In thousands, except par value )	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$1,470	$5,923
Prepaid expenses	60	100
Deposits	10	28
Other receivables	0	1

Total current assets	1,540	6,052

Property and equipment, net of accumulated depreciation of $66 and $273	7	44
Restricted cash	2,478	0

Total assets	$4,025	$6,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7	$201
Accrued expenses	346	1,005
Redeemable preferred stock	2,478	0
Other current liabilities	22	29

Total current liabilities	2,853	1,235

Commitments and contingencies (Notes 6, 11, 12)

Stockholders’ equity: (Notes 3, 7, 8, 9, 10)

Preferred stock, $.01, 10,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $.01 par value, 100,000 shares authorized; 35,481 and 35,525 shares issued and 35,422 and 35,466 outstanding respectively	355	355
Paid-in capital	263,395	263,281
Cost of treasury stock (59 shares)	-346	-346
Deficit accumulated during development stage	-262,232	-258,429

Total stockholders’ equity	1,172	4,861

Total liabilities and stockholders’ equity	$4,025	$6,096

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Operations

							Period from Inception (Aug.15, 1994) to
	For the year ended December 31,						December 31,
	2011		2010		2009		2011
	( In thousands, except per share amounts)
Revenue:
Contract R&D revenue		$146		$0		$0		$1,354

Operating expenses:
Research and development		1,867		3,759		10,555		176,880
General and administrative		2,102		2,771		5,140		95,790

Total operating expenses		3,969		6,530		15,695		272,670

Other income (expense):
Gain / (loss) on disposition of assets		14		(83)		(69)		(286)
Non-cash amortization of deemed discount and deferred issuance costs on convertible debentures		0		0		0		(7,627)
Interest income		6		16		138		17,385
Interest expense		0		0		0		(388)

Total other income, net		20		(67)		69		9,084

Net loss	-$	3,803	-$	6,597	-$	15,626	-$	262,232

Net loss per share, basic and diluted	-$	0.11	-$	0.20	-$	0.53
Weighted average number of common shares outstanding, basic and diluted		35,459		32,803		29,319

The accompanying notes are an integral part of these financial statements

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

						Cost of		Deficit
	Preferred stock		Common stock			Repurchased		accumulated
( In thousands )	at par value		at par value		Capital in	Common Stock		during
					excess of			development
	Shares	Amount	Shares	Amount	par value	Shares	Amount	stage	Total
Contribution by stockholder	0	$0	0	$0	$103	0	$0	$0	$103
Common stock issued for cash	0	0	2,853	0	25	0	0	0	25
Common stock issued as consideration for the license agreements (Note 6)	0	0	543	0	5	0	0	0	5
Net loss	0	0	0	0	0	0	0	-1,277	-1,277

Balance at December 31, 1994	0	0	3,396	0	133	0	0	-1,277	-1,144
Common stock issued for cash	0	0	679	0	250	0	0	0	250
Common stock issued as consideration for amendments to the license agreements (Note 6)	0	0	76	0	28	0	0	0	28
Net loss	0	0	0	0	0	0	0	-672	-672

Balance at December 31, 1995	0	0	4,151	0	411	0	0	-1,949	-1,538
Common stock issued in conversion of debt (Note 7)	0	0	165	0	371	0	0	0	371
Common stock issued for cash, net of expenses (Note 7)	0	0	580	0	1,234	0	0	0	1,234
Common stock issued as consideration for termination of a finance agreement	0	0	15	0	34	0	0	0	34
Warrants issued to consultants for services rendered	0	0	0	0	24	0	0	0	24
Net loss	0	0	0	0	0	0	0	-692	-692

Balance at December 31, 1996	0	0	4,911	0	2,074	0	0	-2,641	-567
Recapitalization of Company upon the merger with Initial Acquisition Corp. (Note 3)	0	0	883	58	6,213	0	0	0	6,271
Warrants issued to a certain director upon the successful closure of the merger (Note 3)	0	0	0	0	570	0	0	0	570
Exercise of warrants, net of expenses	0	0	978	10	5,619	0	0	0	5,629
Amortization of deferred compensation	0	0	0	0	282	0	0	0	282
Exercise of stock options	0	0	0	0	1	0	0	0	1
Net loss	0	0	0	0	0	0	0	-5,253	-5,253

Balance at December 31, 1997	0	0	6,772	68	14,759	0	0	-7,894	6,933
Exercise of warrants	0	0	399	4	1,196	0	0	0	1,200
Exercise of stock options	0	0	53	1	155	0	0	0	156
Private Placement, net of expenses (Note 7)	4	0	1,329	13	19,877	0	0	0	19,890
Warrants issued for services in lieu of cash (Note 10)	0	0	0	0	408	0	0	0	408
Stock issued for license fee (Note 6)	0	0	33	0	500	0	0	0	500
Stock issued for services in lieu of cash	0	0	6	0	95	0	0	0	95
Options issued for services in lieu of cash (Note 9)	0	0	0	0	240	0	0	0	240
Amortization of deferred compensation	0	0	0	0	308	0	0	0	308
Net loss	0	0	0	0	0	0	0	-5,427	-5,427

Balance at December 31, 1998	4	0	8,592	86	37,538	0	0	-13,321	24,303

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

						Cost of		Deficit
	Preferred stock		Common stock			Repurchased		accumulated
( In thousands )	at par value		at par value		Capital in	Common Stock		during
					excess of			development
	Shares	Amount	Shares	Amount	par value	Shares	Amount	stage	Total
Exercise of warrants	0	0	755	8	5,136	0	0	0	5,144
Exercise of stock options	0	0	10	0	75	0	0	0	75
Private Placement, net of expenses (Note 7)	0	0	1,368	14	24,759	0	0	0	24,773
Preferred Stock Conversion (Note 7,8)	(4)	0	346	3	-3	0	0	0	0
Deferred compensation-Options forfeited (Note 9)	0	0	0	0	51	0	0	0	51
Amortization of non-employee options	0	0	0	0	559	0	0	0	559
Warrants issued for services in lieu of cash (Note 10)	0	0	0	0	2,140	0	0	0	2,140
Options accelerated vesting (Note 9)	0	0	0	0	4,900	0	0	0	4,900
Net loss	0	0	0	0	0	0	0	-15,320	-15,320

Balance at December 31, 1999	0	0	11,071	111	75,155	0	0	-28,641	46,625
Exercise of warrants	0	0	133	2	758	0	0	0	760
Exercise of stock options	0	0	1	0	5	0	0	0	5
Common Stock issued for 401(k)/401(m) plan	0	0	6	0	63	0	0	0	63
Common Stock issued for In-Process R&D (Note 6)	0	0	209	2	1,998	0	0	0	2,000
Options granted for license fee	0	0	38	0	598	0	0	0	598
Amortization of non-employee options	0	0	0	0	79	0	0	0	79
Common Stock issued for purchase of technology	0	0	132	1	1,847	0	0	0	1,848
Net loss	0	0	0	0	0	0	0	-19,515	-19,515

Balance at December 31, 2000	0	0	11,590	116	80,503	0	0	-48,156	32,463
Exercise of stock options	0	0	10	0	22	0	0	0	22
Common Stock issued for 401(k)/401(m) plan	0	0	16	0	96	0	0	0	96
Private Placement, net of expenses (Note 7)	0	0	1,280	13	10,644	0	0	0	10,657
Warrants issued for services in lieu of cash (Note 10)	0	0	0	0	80	0	0	0	80
Amortization of non-employee options	0	0	0	0	96	0	0	0	96
Warrants issued for services	0	0	0	0	208	0	0	0	208
Net loss	0	0	0	0	0	0	0	-15,762	-15,762

Balance at December 31, 2001	0	0	12,896	129	91,649	0	0	-63,918	27,860
Exercise of stock options	0	0	0	0	2	0	0	0	2
Common Stock issued for 401(k)/401(m) plan	0	0	26	0	137	0	0	0	137
Common Stock issued for sublicense agreement (Note 6)	0	0	50	1	204	0	0	0	205
Common Stock issued to consultants	0	0	0	0	17	0	0	0	17
Amortization of non-employee options	0	0	0	0	66	0	0	0	66
Warrants issued for services	0	0	0	0	247	0	0	0	247
Net loss	0	0	0	0	0	0	0	-17,502	-17,502

Balance at December 31, 2002	0	0	12,972	130	92,322	0	0	-81,420	11,032
Common Stock issued for 401(k)/401(m) plan	0	0	32	0	223	0	0	0	223
Exercise of warrants	0	0	467	5	3,323	0	0	0	3,328
Exercise of stock options	0	0	85	1	955	0	0	0	956
Stock options issued	0	0	0	0	561	0	0	0	561
Private Placement, net of expenses	0	0	1,283	13	14,290	0	0	0	14,303
Common Stock issued for sublicense agreement (Note 6)	0	0	119	1	644	0	0	0	645
Common Stock issued for milestone payment	0	0	50	1	281	0	0	0	282

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

						Cost of		Deficit
	Preferred stock		Common stock			Repurchased		accumulated
( In thousands )	at par value		at par value		Capital in	Common Stock		during
					excess of			development
	Shares	Amount	Shares	Amount	par value	Shares	Amount	stage	Total
Debt Conversion	0	0	1,755	17	9,983	0	0	0	10,000
Common Stock issued in lieu of cash / interest	0	0	9	0	142	0	0	0	142
Public Offering, net of expenses	0	0	2,500	25	58,576	0	0	0	58,601
Deemed discount on convertible debentures	0	0	0	0	6,470	0	0	0	6,470
Warrants issued for services	0	0	0	0	1,398	0	0	0	1,398
Amortization of non-employee options	0	0	0	0	128	0	0	0	128
Purchase of treasury stock	0	0	0	0	0	-59	-346	0	-346
Net loss	0	0	0	0	0	0	0	-25,671	-25,671

Balance at December 31, 2003	0	0	19,272	193	189,296	-59	-346	-107,091	82,052
Common Stock issued for 401(k) plan	0	0	17	0	147	0	0	0	147
Exercise of warrants	0	0	6	0	11	0	0	0	11
Exercise of stock options	0	0	4	0	16	0	0	0	16
Common Stock issued for In-Process R&D (Note 6)	0	0	48	0	629	0	0	0	629
Amortization of non-employee options	0	0	0	0	136	0	0	0	136
Net loss	0	0	0	0	0	0	0	-24,757	-24,757

Balance at December 31, 2004	0	0	19,347	193	190,235	-59	-346	-131,848	58,234
Common Stock issued for 401(k) plan	0	0	25	0	151	0	0	0	151
Exercise of warrants	0	0	42	1	260	0	0	0	261
Exercise of stock options	0	0	35	1	123	0	0	0	124
Public Offering, net of expenses (Note 7)	0	0	1,333	13	9,502	0	0	0	9,515
Amortization of non-employee options	0	0	0	0	30	0	0	0	30
Net loss	0	0	0	0	0	0	0	-29,441	-29,441

Balance at December 31, 2005	0	0	20,782	208	200,301	-59	-346	-161,289	38,874
Common Stock issued for 401(k) plan	0	0	45	1	224	0	0	0	225
Exercise of warrants	0	0	10	0	1	0	0	0	1
Warrants issued to consultants	0	0	0	0	226	0	0	0	226
Exercise of stock options	0	0	34	0	86	0	0	0	86
Private Placements, net of expenses	0	0	8,000	80	48,697	0	0	0	48,777
Stock-Based Compensation Expense	0	0	0	0	3,534	0	0	0	3,534
Amortization of non-employee warrants	0	0	0	0	13	0	0	0	13
Restricted stock grant, net of forfeitures	0	0	65	1	401	0	0	0	402
Common Stock issued for In-Process R&D	0	0	35	0	180	0	0	0	180
Deferred Compensation	0	0	0	0	-309	0	0	0	-309
Net loss	0	0	0	0	0	0	0	-30,231	-30,231

Balance at December 31, 2006	0	0	28,971	290	253,354	-59	-346	-191,520	61,778
Common Stock issued for 401(k) plan	0	0	96	1	192	0	0	0	193
Exercise of stock options	0	0	9	0	20	0	0	0	20
Stock-Based Compensation Expense	0	0	0	0	3,128	0	0	0	3,128
Restricted Stock Forfeitures	0	0	-12	0	-33	0	0	0	-33
Amortization of non-employee warrants	0	0	0	0	17	0	0	0	17
Deferred Compensation	0	0	0	0	123	0	0	0	123
Net loss	0	0	0	0	0	0	0	-23,121	-23,121

Balance at December 31, 2007	0	0	29,064	291	256,801	-59	-346	-214,641	42,105

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

( In thousands )	Preferred stock at par value		Common stock at par value		Capital in	Cost of Repurchased Common Stock			Deficit accumulated during development stage		Total
					excess of
	Shares	Amount	Shares	Amount	par value	Shares	Amount
Common Stock issued for 401(k) plan	0	0	164	1	174	0		0		0	175
Stock-Based Compensation Expense	0	0	0	0	2,404	0		0		0	2,404
Deferred Compensation	0	0	0	0	86	0		0		0	86
Net loss	0	0	0	0	0	0		0		-21,565	-21,565

Balance at December 31, 2008	0	0	29,228	292	259,465	-59		-346		-236,206	23,205
Common Stock issued for 401(k) plan	0	0	271	2	96	0		0		0	98
Restricted Stock Forfeitures	0	0	-6	0	-3	0		0		0	-3
Stock-Based Compensation Expense	0	0	0	0	1,240	0		0		0	1,240
Deferred Compensation	0	0	0	0	86	0		0		0	86
Net loss	0	0	0	0	0	0		0		-15,626	-15,626

Balance at December 31, 2009	0	0	29,493	294	260,884	-59		-346		-251,832	9,000
Common Stock issued for 401(k) plan	0	0	137	2	41	0		0		0	43
Net Proceeds from Financing	0	0	5,895	59	1,730	0		0		0	1,789
Stock-Based Compensation Expense	0	0	0	0	612	0		0		0	612
Deferred Compensation	0	0	0	0	14	0		0		0	14
Net loss	0	0	0	0	0	0		0		-6,597	-6,597

Balance at December 31, 2010	0	0	35,525	355	263,281	-59		-346		-258,429	4,861
Purchase of Fractional Shares as a result of Reverse Stock Split	0	0	-44	0	-6	0		0		0	-6
Stock-Based Compensation Expense	0	0	0	0	114	0		0		0	114
Warrant Liability	0	0	0	0	-338	0		0		0	-338
Release of Redemption of Preferred Stock	0	0	0	0	344	0		0		0	344
Net loss	0	0	0	0	0	0		0		-3,803	-3,803

Balance at December 31, 2011	0	0	35,481	$355	$263,395	-59	-$	346	-$	262,232	$1,172

The accompanying notes are an integral part of these financial statements.

Harbor BioSciences, Inc.

(A Development Stage Company)

Statements of Cash Flows

( In thousands )	2011	2010	2009	Period from Inception (Aug. 15, 1994) to December 31, 2011
Cash flows from operating activities:
Net loss	-3,803	-6,597	-15,626	-262,232
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	21	208	2,245
Disposal of assets	-14	83	69	286
Compensation expense related to equity awards	114	626	1,323	11,398
Amortization of deemed discount on convertible debentures	0	0	0	6,470
Amortization of deferred issuance cost	0	0	0	1,157
Common stock issued for 401k/401m plan	0	43	98	1,550
Common stock and options issued as consideration for license fees and amendments, milestone payment, interest, note repayment and services	0	0	0	2,926
Expense related to warrants issued as consideration to consultants	0	0	0	4,369
Expense related to warrants issued to a director for successful closure of merger	0	0	0	570
Expense related to stock options issued	0	0	0	5,718
Expense related to common stock issued for the purchase of technology	0	0	0	1,848
Common stock issued as consideration for In-Process R&D	0	0	0	2,809
Deferred compensation expense related to options issued	0	0	0	1,210
Changes in assets and liabilities:
Prepaid expenses	40	109	53	-60
Deposits	18	20	20	-10
Other receivable	1	80	-81	0
Accounts payable	-194	67	-187	714
Accrued expenses	-659	-145	-479	300
Other Liabilities	-7	29	0	22

Net cash used in operating activities	-4,502	-5,664	-14,602	-218,710
Cash flows provided by investing activities:
Proceeds from sale of property and equipment	49	26	197	272
Purchase of property and equipment	0	0	-9	-2,825

Net cash provided by (used in) investing activities	49	26	188	-2,553
Cash flows from financing activities:
Contributions from stockholder	0	0	0	104
Restricted Cash	-2,825	34	0	-2,825
Redeemable Preferred Stock	2,478	0	0	2,478
Restricted Cash used in settlement of warrant liability	338	0	0	338
Restricted Cash used in settlement of stock related to reverse stock split	6	0	0	6
Restricted Cash used for bank fees	3	0	0	3
Net proceeds from sale of preferred stock	0	0	0	4,000
Net proceeds from sale of common stock	0	1,789	0	185,323
Net proceeds from issuance of convertible debentures and warrants	0	0	0	9,214
Purchase of treasury stock	0	0	0	-346
Proceeds from issuance of debt	0	0	0	371
Net proceeds from recapitalization	0	0	0	6,271
Net proceeds from warrants/options exercised	0	0	0	17,796

Net cash provided by financing activities	0	1,823	0	222,733
Net increase (decrease) in cash and equivalents	-4,453	-3,815	-14,414	1,470

Cash and equivalents at beginning of period	5,923	9,738	24,152	0

Cash and equivalents at end of period	1,470	5,923	9,738	1,470

( In thousands )	2011	2010	2009	Period from Inception (Aug. 15, 1994) to December 31, 2011
Supplemental disclosure of cash flow information:
Interest paid	0	0	0	388
Conversion of debt to equity	0	0	0	10,371
Warrants issued to consultants in lieu of cash, no vesting	0	0	0	559
Warrants issued in lieu of cash, commissions on private placement	0	0	0	733
Warrants issued in connection with convertible debentures	0	0	0	371

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

During the past three years, the Company has devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Apoptone and Triolex. The Company has incurred a net loss of $3.8 million in 2011, has had cumulative net losses of $262.2 million from inception to date and has limited financial resources at December 31, 2011.

These events raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In an effort to preserve cash, the Company initiated steps during 2009 to significantly reduce its operating costs including a substantial reduction in personnel, closure of its laboratory, sale of equipment and reduction of leased space. Expense reduction and cash preservation activities continued during 2010 and 2011 and will continue into 2012.

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

Subject to certain limitations, beginning January 1, 2012, and continuing until the Qualifying Transaction closes or until Amun exercises it’s put right, $200,000 per month will be disbursed to us from the Escrow account. Based on our current plans, these disbursements should be sufficient to meet our monthly operating expenses and capital requirements until such funds are depleted. As of January 15, 2012, the balance of the Escrow account was approximately $2.28 million. Further, if the Qualifying Transaction is consummated, we believe that our capital resources, together with interest thereon, would be sufficient to meet our operating expenses and capital requirements through 2013. If the Escrow account is not available to us, based upon our current plans, we believe that our unrestricted cash and cash equivalents, and interest thereon, would be sufficient to meet our operating expenses and capital expenditures for several months

2. Summary of Accounting Policies

Cash Equivalents

The Company considers any liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2011 the Company’s unrestricted cash equivalents are approximately $1.5 million and are deposited primarily in a checking account with a financial institution.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred.

Property and equipment balances and corresponding lives were as follows:

	December 31
	2011	2010	Lives
	(in thousands)
Machinery, equipment and information systems	21	110	5-7 years
Equipment held for sale	0	21
Furniture and fixtures	52	186	5-7 years

Total	73	317
Less: Accumulated depreciation	(66)	(273)

	$7	$44

Depreciation expense associated with property and equipment was approximately $2000, $21,000 and $208,000 in 2011, 2010 and 2009, respectively.

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible levels for which there are identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company had no impairments in 2011, 2010 and 2009.

Accrued Expenses

Accrued expenses include approximately $0.2 million and $0.3 million in accrued vacation expense, $0.1 million and $0.7 million in other research and development / general and administrative expenses as of December 31, 2011 and 2010, respectively.

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

Research and Development

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

limited to, acquired in-process technology deemed to have no alternative future use, license fees related to license agreements, preclinical and clinical trial studies, payroll and personnel expense, lab supplies, consulting and research-related overhead. Research and development expenses paid in the form of cash and Company stock to related parties aggregated $11.5 million for the period from inception (August 15, 1994) to December 31, 2003 (see Note 6, “Colthurst, Edenland and Mr. Prendergest” and “Aeson Therapeutics”). No such related party expenses were incurred in 2011, 2010 or 2009.

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

Prior to (ASC Topic 718), Compensation-Stock Compensation, all stock options for employees (with the exception of three grants) have been granted at or above the market price where the exercise price of the option equaled or exceeded the market price of the stock on the date of the grant. As a result, under previous rules, there was no stock-based compensation expense for those grants. Compensation expense was taken for the three options granted at below market value (see “2005 Annual Report on Form 10-K, Notes to Financial Statements – No. 9 Stock Options” for more detail). As of December 31, 2011 the Plans have 7,066,940 shares of common stock reserved for issuance.

Effective January 1, 2006, we adopted ASC Topic 718, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC Topic 718; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the fiscal year ended December 31, 2011, 2010 and 2009 includes:

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

Black-Scholes Option Valuation Assumptions (1)

	Fiscal Years Ended
	December 31, 2011 (4)	December 31, 2010	December 31, 2009
Risk-free interest rate	n/a	4.35%	4.5%
Expected dividend yield	n/a	0%	0%
Expected life (2)	n/a	6.32 years	7.04 years
Expected volatility (3)	n/a	88%	85%

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

(1)	Forfeitures are estimated as 7.78% for 2010 and 7.88% for 2009 for stock options.
(2)	The 2010 and 2009 expected life is based on historical experience
(3)	The expected stock price volatility is estimated based on historical experience.
(4)	There were no stock options granted during 2011.

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

401(k) Matching Contributions

Our Company sponsored a 401(k) savings plan, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participant’s own contributions to these 401(k) savings plans, we matched such contributions up to a designated level. Total matching contributions related to employee savings plans were approximately zero, $76,000 and $120,000 in 2011, 2010 and 2009, respectively. The 401(k) plan was terminated in 2011 and the assets disbursed according to the participants instructions.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2011 the Company had no interest-bearing amounts on deposit in excess of federally insured limits.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Potential common shares of 3,332,168, 7,379,164 and 5,010,334 related to the Company’s outstanding stock option and warrants were excluded from the computation of diluted net loss per share for the years ended December 31, 2011, 2010 and 2009 because their effect on net loss per share is anti-dilutive.

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

Effective February 18, 2010, our common stock began trading under a new NASDAQ symbol, “HRBR” and CUSIP number “41150V 103”. Our common stock was delisted from NASDAQ in September, 2010, at which time the stock became available for trading on the OTCBB under the symbol HRBR.OB. On August 17, 2011, our common stock was delisted from the OTCBB as a result of our filing a Form 15 pursuant to Rule 12g-4(a)(i), and subsequently became available for trading on the Pink Sheets® with the symbol HRBR.PK and CUSIP number “41150V 202”.

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

5. Income Taxes

The Company has available a federal and state net operating loss carryforward of approximately $215.3 million and $155.8 million at December 31, 2011, respectively, which may be carried forward as an offset to taxable income, if any, in future years through 2031 for both federal and state purposes. The Company has research and development credit carryforwards of approximately $11.1 million and $8.5 million, respectively, for federal and state at December 31, 2011. The Company has a net federal and state deferred tax asset of approximately $86.8 million and $17.7 million at December 31, 2011, respectively, mainly comprised of research and development credits, the net operating loss carryforwards, and capitalized start-up cost, partially offset by IRC section 481(a) adjustment recognizable through 2014. The net deferred tax assets have been fully reserved due to the uncertainty of the Company being able to generate taxable income under the more likely than not criteria of ASC Topic 740.

The difference between the Company’s expected Federal tax benefit calculated using a 35% tax rate and the Company’s zero effective tax rate is primarily related to a full valuation allowance established against the Company’s net deferred tax assets.

If certain substantial changes in the Company’s ownership should occur, there would potentially be an annual limitation on the amount of the carryforwards, which could be utilized in a tax year. The Company performed a “Section 382” change in control test as of July 2011 and determined that there was an ownership change, as defined under IRS section 382, in March 1997. However, the section 382 annual limitation for the ownership change occurred in March 1997 didn’t have a material impact to the Company’s ability to use its net operating losses and research and development credit carryforwards during the carryover periods.

On January 1, 2006, the Company adopted the provision of ASC 740, which clarifies the accounting for uncertain tax positions. The provision requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The adoption of this provision had no material impact to the Company’s financial statement due to its full valuation allowance position. The Company identified in prior year an uncertain tax position with respect to its treatment of certain cost subject to IRC section 195. However, the Company filed a request for change in accounting method in 2011 and the related unrecognized tax benefits were recognized in 2011. As of December 31, 2011, the Company had no material unrecognized tax benefits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 31, 2010	$3,021,000
Gross increase	0
Gross decrease	3,021,000
Balance at December 31, 2011	$0

The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income taxes expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011, and had not recognized interest and/or penalties in the statement of operations for the period ended December 31, 2011.

The Company is subject to examination for tax years after 2007 for federal purposes and after 2006 for California state tax purposes.

6. Related Party Licenses and other Agreements and Contingencies

Colthurst, Edenland and Mr. Prendergast

During 1994, the Company entered into two license agreements and one research, development and option agreement as discussed in the following paragraphs.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

AFRRI Collaboration

The Company performed work on two task orders that were issued under collaboration with the Armed Forces Radiobiology Research Institute (“AFRRI”). Under these task orders, the Company conducted radiation studies with a subcontractor. The task orders committed AFRRI to reimburse the Company for $2.0 million in subcontractor fees. The reimbursement amounts from AFRRI were recorded in the same timeline as the subcontractor fees, resulting in no impact on the statement of operations. There was no activity during 2007 under the AFRRI collaboration. The Company terminated its collaborative research and development agreement with AFRRI effective August 12, 2007.

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

Reverse/Forward Stock Splits

During October 2011, there was a 1-to-1,000 reverse stock split immediately followed by a 1,000-to-1 forward stock split. A total of 43,698 shares were cancelled. Stockholders whose shares were cancelled received a cash payment of $0.142 per share. The Company paid $6,205 in total for the cancelled shares.

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

On June 20, 2003, convertible debentures with a face value of $0.5 million were converted into 87,720 shares of our common stock leaving a $9.5 million aggregate principle amount of convertible debentures outstanding. On August 11, 2003, the remaining aggregate principal amount of convertible debentures with a face value of $9.5 million was converted into 1,666,680 shares of our common stock with a value of $5.70 per share.

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

Effective October 19, 2009, the Company executed an Amended and Restated Rights Agreement (the “Rights Agreement”) between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent, amending and restating the Rights Agreement dated as of November 15, 1999 (the “Original Rights Agreement”). The purposes of this amendment of the Original Agreement include, among other things: to extend the expiration date of the Preferred Stock purchase rights issued from November 14, 2009 to November 14, 2019; to change how many new shares of common stock the Rights holders can purchase at a price of $100 per Right ( the “Purchase Right”) after the 15% threshold is crossed from two times the number of the Company’s common stock that the Purchase Price is worth to five times the number of Company’s common stock that the Purchase Price is worth; to decrease the redemption price for Company-initiated redemption of the Rights from $0.01 to $0.0001.

On July 28, 2011, we sold an aggregate of 2,000,000 shares of our Series A Preferred Stock (the “Redeemable Preferred Shares”) to Amun, LLC, a Delaware limited liability company (the “Investor”) pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) and related Stockholders Agreement (the “Stockholders Agreement”). The Redeemable Preferred Shares represent approximately a 28% of the economic interest in the Company and also entitle the Investor to a number of votes equal to 38.28% of the total number of votes entitled to be cast by holders of all shares of the Company’s capital stock (including the Common Stock and Series A Preferred Stock) voting together as single class. Under the terms of these and other related agreements between the Company and the Investor, the Investor placed $2.825 million in

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

cash into an escrow account, which amount is available under certain circumstances to pay certain Company related expenses and to fund the Company’s working capital needs. Amounts received are included as restricted cash as of December 31, 2011. The Stockholder Agreement provides that the Investor will have the right to “put” the Redeemable Preferred Shares acquired pursuant to the Purchase Agreement back to the Company in return for the remaining cash held in escrow at the time of the put, upon the occurrence of certain events.

9. Stock Options and Restricted Stock

Stock options and restricted stock, which are converted into common stock if exercised, are not considered when calculating earnings per share as the effect is anti-dilutive.

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

The following table summarizes stock option activity under the Plan and the 2005 Equity Plan for 1997 through 2011 (in thousands, except per share amounts):

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

2005
Granted	408	5.22-10.75	9.94
Exercised	13	3.53-6.68	5.67
Forfeited	56	5.29-10.47	8.06

Outstanding, December 31, 2005	4,646	$2.25-17.83	$9.57

2006
Granted	965	4.43-7.08	5.67
Exercised	6	2.25-5.29	3.86
Forfeited	67	4.60-10.69	6.98

Outstanding, December 31, 2006	5,538	$2.25-17.83	$8.93

2007
Granted	1,740	1.64-5.00	2.13
Exercised	9	2.25	2.25
Forfeited	1,607	2.25-16.75	8.29

Outstanding, December 31, 2007	5,662	$1.64-17.83	$7.02

2008
Granted	1,067	0.65-16.63	2.07
Forfeited	442	1.26-16.75	10.58

Outstanding, December 31, 2008	6,287	$0.65-17.83	$5.93

2009
Granted	378	0.75-14.97	4.85
Forfeited	3,636	0.75-16.63	6.16

Outstanding, December 31, 2009	3,030	$0.65-17.83	$5.51

2010
Granted	874	1.00-1.00	1.00
Forfeited	482	0.65-17.83	7.14

Outstanding, December 31, 2010	3,422	$0.65-14.97	$4.13

2011
Forfeited	498	0.65-14.97	4.91

Outstanding, December 31, 2011	2,924	$0.65-14.97	$3.99

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	2,924	$3.99	4.16	$0

Exercisable on December 31, 2011	2,909	$4.00	4.14	$0

As of December 31, 2011, the total remaining shares of common stock available for grant under the 2005 Equity Plan is 5,311,440 (which includes 90,000 shares under the inducement pool).

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

The following table summarizes stock option activity under the Non-Employee Directors Plan for 2005 – 2011 (in thousands, except per share amounts):

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

		Price Per Share
	Shares	Range	Weighted Average
2005
Granted	30	$10.75	$10.75

Outstanding, December 31, 2005	30	$10.75	$10.75

2006
Granted	253	$5.43-11.75	$7.55

Outstanding, December 31, 2006	283	$5.43-11.75	$7.89

2007
Granted	75	$2.14	$2.14
Forfeited	30	$5.43-6.19	$5.81

Outstanding, December 31, 2007	328	$2.14-11.75	$6.76

2008
Granted	190	$1.62-10.75	$2.88
Forfeited	70	$1.62-10.75	$5.05

Outstanding, December 31, 2008	448	$1.62-11.75	$5.39

2009
Forfeited	190	$1.62-10.75	$4.01

Outstanding, December 31, 2009	258	$1.62-11.75	$6.40

2010
Granted	100	$1.00-1.00	$1.00

Outstanding, December 31, 2010	358	$1.00-11.75	$4.89

Outstanding, December 31, 2011	358	$1.00-11.75	$4.89

	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31,2011	358	$4.89	5.40	$-0-

Exercisable on December 31,2011	356	$4.92	5.39	$-0-

As of December 31, 2011, the total remaining shares of common stock available for grant under the 2005 Non-Employee Directors’ Equity Incentive Plan is 242,000 shares.

Non-Plan Options

During 1995 and 1996, the Company granted non-statutory stock options to purchase a total of 608,000 shares to directors, officers and consultants.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

In February 1997, as part of an employment agreement, the Company granted a non-statutory stock option to an executive to purchase 2,400,000 shares of the Company’s common stock at a price of $5.00 per share, which vested ratably over a six-year period. The intrinsic value of the options was $1,848,000. As a result, the Company recorded as deferred compensation a non-cash charge of $1,848,000, which was being amortized ratably over the six-year vesting period. Through February 1999, the Company had amortized a total of $641,333. In March 1999, the Company announced the resignation of this executive, at which time the Company and the executive agreed that the option would remain outstanding for a total of 1,200,000 shares, including the acceleration of vesting of 400,000 shares. This acceleration is considered to be a new grant of options and, as such, the Company took one-time non-cash charge of $4.9 million during the first quarter of 1999. No change was made to the terms of the option for the remaining 800,000 shares. In February 2008, 400,000 of the options were forfeited and in February 2009, the remaining 800,000 were forfeited.

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

The following table summarizes stock option activity not pursuant to the Plan for 1995 through 2011 (in thousands, except per share amounts):

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

2005
Granted	28	$6.39-7.59	$7.00
Exercised	22	2.25	2.25

Outstanding, December 31, 2005	1,846	$2.25 –16.63	$6.89
2006
Exercised	28	$2.25	$2.25
Forfeited	220	2.25 – 11.70	3.10

Outstanding, December 31, 2006	1,598	$5.00 –16.63	$7.49
2007
Granted	150	$1.66	$1.66
Forfeited	84	7.59 – 11.70	10.58

Outstanding, December 31, 2007	1,664	$1.66 –16.63	$6.81
2008
Forfeited	850	$1.66 –16.63	$8.52

Outstanding, December 31, 2008	814	$5.00 – 6.39	$5.02
2009
Forfeited	802	$5.00 – 6.39	$5.02

Outstanding, December 31, 2009	12	$6.39	$6.39

Outstanding, December 31, 2010	12	$6.39	$6.39
2011
Forfeited	12	$6.39	$6.39

Outstanding, December 31, 2011	0	$0	$0

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2011 were as follows:

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

	Outstanding options			Exercisable options
Range of Exercise Prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$0.65	4,000	6.92	$0.65	4,000	$0.65
$1.00	936,334	6.18	$1.00	921,792	$1.00
$1.62	336,896	5.46	$1.62	333,979	$1.62
$1.66	698,333	4.96	$1.66	698,333	$1.66
$1.68-$14.97	1,306,605	2.28	$8.26	1,306,438	$8.27

Balance as of 12/31/2011	3,282,168	4.29	$4.10	3,264,542	$4.11

Options exercisable at December 31, 2011, 2010 and 2009 were 3,264,542, 3,508,466 and 2,932,551 at weighted average exercise prices of $4.11, $4.46 and $5.99, respectively.

The weighted average, estimated fair values of employee stock options granted during the fiscal years ended December 31, 2010 and 2009 were $0.39 and $0.15 per share, respectively.

The total stock-based compensation expense included in our statement of operations for the fiscal years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.6 million and $1.3 million, respectively. With no new grants in 2011, all of the $0.1 million stock-based compensation expense in 2011 relates to awards granted prior to January 1, 2011.

As of December 31, 2011, the balance of stock-based compensation expense related to non-vested options was less than $300 and was recognized during December 2011. During the fiscal year ended December 31, 2011 since no options were exercised, the total intrinsic value of the stock options exercised was $0. The Company issues new shares of common stock upon the exercise of stock options.

Cash proceeds and the intrinsic value related to stock options exercised during the fiscal years 2011, 2010 and 2009 to date, are provided in the following table (in thousands):

	Fiscal year Ended December 31,
	2011	2010	2009
Proceeds from stock options exercised	$0	$0	$0
Tax benefit related to stock options exercised (1)	NA	NA	NA
Intrinsic value of stock options exercised (2)	$0	$0	$0

(1)	ASC Topic 718 requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. The Company currently does not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.
(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

Restricted Stock

The fair value of restricted stock is based on the trading price of the Company’s common stock on the date of grant. We issued restricted stock for the first time during 2006 to certain employees. Restricted stock activity is as follows:

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	68	$6.20
Forfeited	4	$6.20

Outstanding December 31, 2006	64	$6.20

Vested	22	$6.20
Forfeited	12	$6.20

Outstanding December 31, 2007	30	$6.20

Vested	12	$6.20

Outstanding December 31, 2008	18	$6.20

Vested	9	$6.20
Forfeited	6	$6.20

Outstanding December 31, 2009	3	$6.20

Vested	3	$6.20
Outstanding December 31, 2010	—	—

Outstanding December 31, 2011	—	—

The market price of the common stock on the date of the grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the 4-year vesting period. During the fiscal years ended December 31, 2011, 2010 and 2009 there was approximately zero, $13,600 and $82,900 of compensation expense, respectively, was amortized and is included in general and administrative and research and development expense in the statement of operations.

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

Notes to Financial Statements

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

Notes to Financial Statements

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

Notes to Financial Statements

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

2010 Financing Warrants

In connection with the June 2010 financing agreement, the Company issued five and a half year warrants to purchase up to an additional 3,537,000 shares of common stock at an exercise price of $0.50 per share. During the period the warrants were outstanding, if the Company issued equity or grants options below the warrant exercise price, the exercise price would be adjusted to the issued equity price but no lower than $0.43 without stockholder approval. The warrants became exercisable six months following issuance.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

In addition, as a result of the reverse and forward stock splits in 2011, the holders of the warrants became eligible to exercise a put right under the warrants which entitled them to receive a cash payment in an amount equal to the fair value of the warrants as determined by reference to a formula set forth in the warrants. All of the warrant holders exercised the put right and the Company purchased the warrants at a price of $0.0955 for each underlying share for a total of $337,679. We were reimbursed from the escrow account established with the funds from the sale of Redeemable Preferred Shares to Amun for the cost of the warrants purchased.

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

The following table summarizes stock warrant activity for 2007 through 2011 (in thousands, except per share amounts):

		Price Per Share
	Shares	Range	Weighted Average
Outstanding, December 31, 2006	2,519	$5.52 –15.45	$9.02

2007

Issued	—	—	—
Exercised	—	—	—
Forfeited	470	6.17- 15.45	9.91

Outstanding, December 31, 2007	2,049	$5.52-13.22	$8.81

2008
Issued	—	—	—
Exercised	—	—	—
Forfeited	132	5.52- 13.22	8.39

Outstanding, December 31, 2008	1,917	$5.52-10.00	$8.84

2009
Issued	—	—	—
Exercised	—	—	—
Forfeited	267	10.00	10.00

Outstanding, December 31, 2009	1,650	$5.52-8.75	$8.65

2010
Issued	3,537	0.50	0.50
Exercised	—	—	—
Forfeited	1,600	8.75	8.75

Outstanding, December 31, 2010	3,587	$0.50-5.52	$0.57

2011
Purchased	3,537	0.50	0.50

Outstanding, December 31, 2011	50	$5.52	$5.52

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

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

12. Leases

Rental expenses for principal leased facilities under non-cancelable operating leases were approximately $136,000, $ 177,400 and $1,349,000 for 2011, 2010 and 2009 respectively. Future minimum payments for operating leases as of December 31, 2011 are as follows (in thousands):

Operating Leases
2012	$9
2013	—
2014	—
2015	—

Total minimum lease payments	$9

13. Fair Value Measurement

We adopted ASC Topic 820 as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines the fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at December 31, 2011.

	Level 1	Level 2	Level 3	Total
	In Thousands
Money Market funds included in cash and cash equivalents plus restricted cash	$3,948	$0	$0	$3,948

Total	$3,948	$0	$0	$3,948

Harbor BioSciences, Inc.

(A Development Stage Company)

Notes to Financial Statements

14. Suspension of Duty to File Reports with the SEC

On August 15, 2011, we filed a Form 15 (the “Original Form 15”) with the Securities and Exchange Commission (the “SEC”) certifying that, as of such date, there were fewer than 300 holders of record of our common stock. The Original Form 15 had the effect of terminating the registration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which was the first step in suspending our obligation to file current and periodic reports with the SEC. However, our duty to file current and periodic reports with the SEC was not suspended immediately upon filing the Original Form 15, due to the prior filing of certain registration statements under the Securities Act of 1933, as amended (the “Securities Act”) that were deemed to have been made effective during the fiscal year ended December 31, 2011 by the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the SEC on March 30, 2011. As a result, following the filing of the Original Form 15, on October 28, 2011we filed a Current Report on Form 8-K, and on November 7, 2011 we filed a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011. In addition, we are filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. However, we have taken certain actions required by SEC rules to ensure that we are not required by the Exchange Act to file current or periodic reports with the SEC with respect to the fiscal year ending December 31, 2012, which actions have included the filing of post-effective amendments to each of our registration statements filed under the Securities Act to terminate such registration statements (which post-effective amendments have been declared effective by the SEC), and the filing, on January 12, 2012, of a Form 15 to notify the SEC that we had fewer than 300 holders of record of our common stock as of December 31, 2011. In addition, we do not expect that we will be required to file current or periodic reports with the SEC with respect to any fiscal year following the fiscal year ending December 31, 2012.

15. Subsequent Events

The Company has evaluated all subsequent events through January 20, 2012, which represents the filing date of this Form 10-K with the Securities and Exchange Commission, to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2011 and events which occurred subsequent to December 31, 2011 but were not recognized in the financial statements. As of January 20, 2012, there were no subsequent events that required recognition or disclosure noted above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Harbor BioSciences, Inc.

San Diego, California

We have audited the accompanying balance sheets of Harbor BioSciences, Inc. (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and for the period from inception (August 15, 1994) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor BioSciences, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and for the period from inception (August 15, 1994) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations resulting in accumulated net losses of approximately $262 million and has limited financial resources, among other matters, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

San Diego, California

January 20, 2012

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

Management has assessed the effectiveness of Harbor BioSciences’ internal control over financial reporting as of December 31, 2011, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in Harbor BioSciences, Inc.’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See the section entitled “Executive Officers and Senior Management” in Part I, Item 1 of this Annual Report on Form 10-K for information regarding executive officers and senior management.

Board of Directors

Our board of directors is presently composed of six members with one vacancy. All of the directors terms of office expire at the upcoming annual meeting.

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

Set forth below is biographical information for our board of directors

Salvatore J. Zizza

Mr. Zizza, age 66, has served as a member of our board of directors since March 1997 and the non-executive Chairman of our board of directors since March 2009. Mr. Zizza has also served as Lead Independent Director of our board of directors since March 2006. He served as Chairman of our board, President and Treasurer of Initial Acquisition Corp., from 1992 until March 1997, at which time Initial Acquisition Corp. merged with the Company. Mr. Zizza is presently Chairman of Metropolitan Paper Recycling, Inc. Mr. Zizza is also Chairman of Bethlehem Advanced Materials. Mr. Zizza was President and Chief Financial Officer of NICO Construction Company, Inc., until 1985, when NICO merged with The LVI Group, Inc. Prior to joining The LVI Group, Inc., Mr. Zizza was an independent financial consultant and had been a lending officer for Chemical Bank. Mr. Zizza’s current and former directorships include: The Gabelli Equity Trust (NYSE), The Gabelli Asset Fund, The Gabelli Growth Fund, The Gabelli Convertible and Income Securities Fund, The Gabelli Utility Trust Fund (NYSE), The Gabelli Global Multimedia Trust (NYSE), The Gabelli Equity Series Fund, The Gabelli Dividend and Income Trust, The Gabelli Gold Fund, the Gabelli International Growth Fund, The Gabelli Global Gold Natural Resources, Westwood Funds, Gabelli 787 Fund, GEE (Amex), Translux (Amex), St. David’s School, Board of Governors St. John University, and formerly Earl Scheib Inc. (NASDAQ), Mr. Zizza received a B.S. in Political Science and an M.B.A. from St. John’s University.

As the lead independent director, Mr. Zizza brings corporate governance expertise to the Board garnered through his leadership positions and board service with other entities. His experience and qualifications provide sound governance leadership to the Board.

Richard A. Bartlett

Mr. Bartlett, age 54, has served as a member of our board of directors since August 2011. Mr. Bartlett is a Managing Director of Resource Holdings, Ltd., a financial consulting and private equity firm formed in 1983 and based in New York. He received his bachelors degree from Princeton and his law degree from Yale Law School. He serves on the board of numerous private companies and served on the board of US Airways Group from 2005-2007. Mr. Bartlett also serves as Chairman of the Board of the American University in Cairo. With his many years of experience in private equity investments, Mr. Bartlett contributes financial management and strategy expertise.

James M. Frincke, Ph.D.

Dr. Frincke, age 61, joined Harbor BioSciences as Vice President, Research and Development in 1997. Dr Frincke was promoted to Executive Vice President in 1999, to Chief Scientific Officer in 2001, to Chief Operating Officer in February 2008, and to Chief Executive Officer in March 2009. Dr. Frincke joined Harbor BioSciences from Prolinx, Inc., where he served as Vice President, Therapeutics Research and Development from 1995 to 1997. During his 24 years in the biotechnology industry, Dr. Frincke has managed major development programs including drugs, biologicals, and cellular and gene therapy products aimed at the treatment of cancer, infectious diseases and organ transplantation. Since joining the biotechnology industry, Dr. Frincke has held vice president, research and development positions in top tier biotechnology companies including Hybritech/Eli Lilly and SyStemix, Inc. (acquired by Novartis). In various capacities, he has been responsible for all aspects of pharmaceutical development including early stage research programs, product evaluation, pharmacology, manufacturing, and the management of regulatory and clinical matters for lead product opportunities. Dr. Frincke has authored or co-authored more than 100 scientific articles, abstracts and regulatory filings. Dr. Frincke received his B.S. in Chemistry and his Ph.D. in Chemistry from the University of California, Davis. Dr. Frincke completed his postdoctoral work at the University of California, San Diego.

Dr. Frincke’s experience in the drug research and development has given him extensive knowledge of the pharmaceutical and biotech industries. Dr. Frincke’s experience has brought key insight into these critical components of the Company’s business.

Marc R. Sarni

Mr. Sarni, age 53, has served as a member of our board of directors since June 2004. Mr. Sarni is a Managing Director of NEW Holdings, LLC, a Principal at Howard Commercial Corp., and formerly a Principal at Cornerstone Investment, LLC, companies engaged in the investment in, and development, brokerage and property management of commercial real estate and formerly residential real estate. Mr. Sarni worked as an investment banker at A.G. Edwards and Sons, Inc., for 17 years, and from 1997 until 2003, Mr. Sarni was the Managing Director responsible for establishing and managing the Healthcare Industry Group within the corporate finance department’s Emerging Growth Sector. The Healthcare Industry Group of A.G. Edwards focused primarily on emerging growth medical technology, biotechnology, specialty pharmaceutical and healthcare services companies. Prior to joining A.G. Edwards, Mr. Sarni spent three years working as a Certified Public Accountant at PriceWaterhouse (now PricewaterhouseCoopers LLP). Mr. Sarni currently serves as a member of the Boards of Directors of NEW Holdings, LLC, and Howard Commercial Corp., and the Board of Managers for Ascension Health Ventures, the strategic health venture-investing subsidiary of Ascension Health, the nation’s largest Catholic and not-for-profit healthcare system. Mr. Sarni also previously served as a director of Young Innovations, Inc., a publicly held manufacturer and marketer of medical products used primarily in the dental industry, and Microtek Medical Holdings, Inc., a publicly held developer of infection and fluid control, safety, and other medical products directed at the healthcare industry, and Cornerstone Investments, LLC. Mr. Sarni graduated from the University of Missouri at Columbia with a BSBA degree in Accounting and from the University of Chicago with an M.B.A. in Finance.

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

Jerry M. Seslowe

Mr. Seslowe, age 66, has served as a member of our board of directors since August 2011. Mr. Seslowe is a Managing Director and Co-Founder of Resource Holdings, Ltd., a financial consulting and private equity firm, formed in 1983 and based in New York. From 1972 through 1983, he was affiliated with KPMG Peat Marwick, and in 1978, became a partner in that firm’s Acquisition Advisory Service where he specialized in analyzing, identifying, negotiating and structuring mergers and acquisitions.

Mr. Seslowe received a bachelors degree from New York University in 1967, an M.B.A. from the Wharton Graduate School of Business Administration in 1969 and a law degree from New York University School of Law in 1972. He is a Certified Public Accountant.

Mr. Seslowe is a member of the AICPA, American Bar Association, and a three term past President of the Harmonie Club of New York. He is also a Trustee of the Madison Square Boys and Girls Club of New York.

John C. Shaw

Mr. Shaw, age 57, served as a member of our board of directors since August 2011. Mr. Shaw is a Managing Director and Co-Founder of Resource Holdings, Ltd., a financial consulting and private equity firm, formed in 1983 and based in New York. Prior to the formation of the firm, he was employed by the international accounting firm of Peat, Marwick, Mitchell & Co. from 1976-1983.

He presently serves on the boards of numerous private companies, is a Trustee of Colgate University, a Regent of the University of Hartford and a Board Member of Communities in Schools. He is a former member of Young Presidents Organization and a current member of World Presidents Organization. Mr. Shaw received a bachelors degree from Colgate University, an M.B.A. from New York University and is a Certified Public Accountant.

On July 28, 2011, we sold an aggregate of 2,000,000 shares of our Series A Preferred Stock to an institutional accredited investor (the “Investor”) pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) and related Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement provided that the then three current vacancies on our Board of Directors (the “Board”) may be filled with individuals designated by the Investor, at the election of the Investor.

On August 11, 2011, in accordance with the terms of the Stockholders Agreement, the Board appointed Richard Bartlett, Jerry M. Seslowe and John C. Shaw (collectively, the “Investor Directors”) to serve on the Board until the Company’s next annual meeting of stockholders. The Investor Directors were elected to serve as directors 2011 at our annual stockholders meeting. Other than the Purchase Agreement and the Stockholders Agreement, none of Messrs. Bartlett, Seslowe or Shaw is a party to any other arrangement or understanding with any other person pursuant to which they were appointed as a director of the Company.

As long as the Investor owns Redeemable Preferred Stock that on an as converted basis is equivalent to at least five percent (5%) of the outstanding shares of our common stock, the Company must exercise all authority under applicable law to cause the Board to designate at least one Investor Director to serve as a member of each committee of the Board, to the same extent, and on the same basis, as the other directors, provided that such Investor Director need not serve as chair of any such committee.

Information Regarding our Board of Directors and its Committees

During 2011, our board of directors held two meetings. Each board member attended at least 70% of the aggregate number of meetings of our board and of the committees, on which he served, held during the period for which he was a director or committee member, respectively.

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

Nominating and Corporate Governance Committee

Our board of directors has adopted a Nominating and Corporate Governance Committee Charter, which can be found on our corporate website at www.harborbiosciences.com. The Nominating and Corporate Governance Committee (Nominating Committee) is composed of one director who is independent (as independence is currently defined in the rules of the NASDAQ listing standards): Mr. Zizza. The Nominating Committee is responsible for identifying, reviewing and evaluating candidates to serve as our directors (consistent with criteria approved by our board), reviewing and evaluating incumbent directors, recommending to our board candidates for election to our board, assessing the performance of our board, and making recommendations to our board regarding the membership of the committees of our board. During 2010, the Nominating Committee held no meetings.

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

The Nominating Committee will consider director candidates recommended by our stockholders, provided such candidates are not disqualified from nomination pursuant to our bylaws. The Nominating Committee will accept for consideration only one recommendation from any stockholder or affiliated group of stockholders. The Nominating Committee will also take into account the size and duration of the recommending stockholder’s ownership interest in the Company and the extent to which such stockholder intends to maintain its ownership interest in the Company. Our board of directors does not intend for the Nominating Committee to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating Committee to become nominees for election to our board may do so by delivering a written recommendation to the Nominating Committee at the following address: 9191 Towne Centre Drive, Suite 409, San Diego, California 92122, not less than six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, other director positions held by the nominee, complete biographical information, a description of the proposed nominee’s qualifications as a director, and the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Any such submission must be accompanied by a representation that the nominating stockholder is a beneficial or record owner of our common stock, including the number of shares and when the shares were acquired, and the extent to which the nominating stockholder intends to maintain its ownership interest in the Company.

Notwithstanding the responsibilities of the Nominating Committee described above, the recommendations for director nominees made by the Nominating Committee will be subject to Delaware law and our bylaws.

Compensation Committee

Our board of directors has adopted a Compensation Committee Charter, a copy of which can be found on our corporate website at www.harborbiosciences.com. The Compensation Committee makes recommendations to our board of directors concerning executive salaries and incentive compensation, administers our 2005 Equity Incentive Plan and 2005 Non-Employee Directors’ Equity Incentive Plan and otherwise determines compensation levels and policies and performs such other functions regarding compensation as our board may delegate. The Compensation Committee is currently composed of two non-employee directors who are independent (as independence is currently defined in the rules of the NASDAQ listing standards): Messrs. Sarni and Zizza. The Compensation Committee meet informally several times during 2011.

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, no member of our compensation committee was an officer or employee, or a former employee, of the Company. In addition, during fiscal 2011, none of our executive officers (i) served as a member of the compensation committee of another entity, one of whose executive officers served on our compensation committee, (ii) served as a director of another entity, one of whose executive officers served on our compensation committee, or (iii) served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Audit Committee

We have a separately designated standing Audit Committee of the board of directors established in accordance with the requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance and assesses the qualifications of the independent registered public accounting firm; determines the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed non-permissible audit services; and monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law. The Audit Committee is also responsible for the review, approval and monitoring of transactions involving the company and “related persons” (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of the company’s outstanding stock) that meet the minimum threshold for disclosure in the proxy statement under the relevant Securities and Exchange Commission rules and regulations (generally, transactions involving amounts exceeding

$120,000 in which a related person has a direct or indirect material interest). The Audit Committee meets and reviews with management and the independent registered public accounting firm: the quarterly financial statements and disclosures prior to the filing of our Quarterly Reports on Form 10-Q; the financial statements and disclosures to be included in our Annual Report on Form 10-K; our policies with respect to risk assessment and risk management; our internal controls; and the results of the annual audit. The Audit Committee is composed of three directors and operates under a written charter adopted by our board of directors. Our board of directors reviews and assesses the adequacy of the Audit Committee’s written charter on an annual basis in light of applicable Securities and Exchange Commission rules and regulations. The current members of the Audit Committee are Messrs. Sarni and Zizza. During 2011, the Audit Committee held four meetings.

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

Stockholder Communications with our Board of Directors

Our board of directors has adopted a formal process by which our stockholders may communicate with our board. Persons interested in communicating concerns or issues to our board may address correspondence to our board, in care of Harbor BioSciences, Inc., at 9191 Towne Centre Drive, Suite 409, San Diego, California 92122. All such communications will be compiled by our secretary and submitted to our board on a periodic basis. All communications must be accompanied by the following information:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Frincke had three late Form 4 filings.

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

Material Change to the Procedures by which Security Holders May Recommend Nominees to Our Board

None.

Item 11. Executive Compensation

We currently qualify as a “Smaller Reporting Company” as such term is defined in Rule 405 of the Securities Act of 1993, as amended, and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant Securities and Exchange Commission rules and guidance, we have elected, with respect to the disclosures required by Item 401 (Executive Compensation) of Regulation S-K, to comply, in some cases, with the requirements applicable to larger companies and, in other cases, with the disclosure requirements applicable to Smaller Reporting Companies. For example, the following overview of our Executive Compensation is not comparable to the “Compensation Discussion and Analysis” section that is required of SEC reporting companies that are no smaller reporting companies.

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

For each named executive officer position, the Compensation Committee generally sets its target base compensation between the 50th and 75th percentile of base compensation paid to executive officers holding equivalent positions in the companies contained in the Radford Biotechnology Survey, a national survey of approximately 1,300 positions in 550 biotechnology organizations. For both 2007 and 2008, this represented a projected increase of approximately 4.0% in base salary over the prior year for the Company’s employees as a whole. This approach applies to our named executive officers and generally to all positions company-wide, except that individual base compensation may range below or above those percentiles depending upon job function, scope of responsibility, individual performance and experience, skills, contribution, and market factors when, in the judgment of our Compensation Committee, the value of the individual’s experience, performance and specific skill set justifies variation. The Compensation Committee has also historically taken into account information from other sources, including input from other independent members of our board of directors and publicly available data relating to the compensation practices and policies of other companies within and outside of our industry. Generally, the salaries for our named executive officers are adjusted effective January 1 of each year. For 2009, 2010 and 2011, the Compensation Committee froze the base salaries for all of the Company’s named executive officers such that the base salaries for the named executive officers remained at 2008 levels during 2009, 2010 and 2011.

Annual discretionary cash bonuses. The annual cash bonus payments to our named executive officers are entirely discretionary. In January 2009, our board of directors approved and authorized our management to cancel all cash bonuses related to performance that might otherwise be granted to the Company’s named executive officers. In February 2009, management implemented this action and all cash bonuses related to 2009 and 2010 performance that might have otherwise been granted to the Company’s named executive officers were cancelled.

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

Other benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as our other employees. There were no special benefits or significant perquisites provided to any named executive officer in 2011.

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

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2009, 2010 and 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Financial Officer and our two other most highly compensated executive officers in 2011 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	All Other Compensation ($) (2)			Total ($)
Dr. James M. Frincke Chief Executive Officer	2009 2010 2011	$ $ $	325,000 325,000 325,000	0 0 0	$ $	1,238 574 0	0 182,768 0	$ $ $	20,060 17,738 44,235	(3) (4) (5)	$ $ $	346,298 526,080 369,235
Dr. Christopher L. Reading Chief Scientific Officer	2009 2010 2011	$ $ $	270,508 270,508 187,853	0 0 0	$ $	516 239 0	0 84,871 0	$ $ $	21,307 8,251 953		$ $ $	279,275 363,869 188,806
Dwight R. Stickney, M.D. Chief Medical Officer (6)	2009 2010 2011	$ $ $	371,394 371,394 92,849	0 0 0	$ $	516 239 0	0 84,871 0	$ $ $	37,365 7,998 122,962	(7)	$ $ $	379,611 464,502 215,811
Robert W. Weber Chief Financial Officer	2009 2010 2011	$ $ $	235,000 235,000 235,000	0 0 0	$ $	516 239 0	0 84,871 0	$ $ $	23,949 17,148 7,605	(8) (8) (8)	$ $ $	259,464 337,258 242,605

(1)	Amounts are calculated utilizing the provisions of ASC (718), “Share-based Payments”. See Note 2 “Summary of Accounting Policies” of the financial statements in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 for a discussion of the assumptions underlying valuation of our equity awards.
(2)	Amounts shown in this column include company match for each Named Executive Officer’s contributions to the Company’s 401(k) plan as well as life insurance premiums paid on behalf of each Named Executive Officer.
(3)	The amount shown includes a company match of $2,487 for Dr. Frincke’s spouse.

(4)	The amount shown includes a pay out of $6,250 in accrued paid time off to Dr. Frincke as well as a company match of $3,158 for Dr. Frincke’s spouse
(5)	The amount shown includes a pay out of $15,734 in accrued paid time off to Dr. Frincke as well as a severance of $27,446 for Dr. Frincke’s spouse.
(6)	Dr. Stickney’s employment with the Company terminated effective March 31, 2011
(7)	The amount shown includes a pay out of $22,705 in accrued paid time off and $99,993 in severance to Dr. Stickney.
(8)	The amount shown includes a pay out of $15,817, $9,038 and $6,779 in accrued paid time off to Mr. Weber during 2009, 2010 and 2011 respectively.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2011, certain information regarding grants of plan-based awards to the Named Executive Officers:

Grants of Plan-Based Awards in Fiscal 2011

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
James M. Frincke		0	n/a
Christopher L. Reading		0	n/a
Dwight R. Stickney		0	n/a
Robert W. Weber		0	n/a

Outstanding Equity Awards at Fiscal year –end.

The following table shows for the fiscal year ended December 31, 2011, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2011

Option Awards Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James M. Frincke	60,000		9.91	01/08/2012	(3)
	60,000		5.29	02/25/2013	(3)
	10,000		12.25	06/24/2013	(4)
	64,000		14.97	01/15/2014	(3)
	46,800		10.75	02/10/2015	(3)
	27,000		6.20	02/12/2016	(3)
	60,000		5.43	12/10/2016	(3)
	200,000		1.66	07/31/2017	(2)
	60,000		1.62	01/16/2018	(6)
	60,000		1.62	01/16/2018	(3)
	3,000		1.62	01/16/2018	(1)
	195,833	4,167	1.00	01/28/2020	(5)

Christopher L. Reading	40,000		9.91	01/08/2012	(3)
	13,333		9.91	01/08/2012	(1)
	25,000		5.29	02/25/2013	(3)
	10,000		12.25	06/24/2013	(4)
	31,000		14.97	01/15/2014	(3)
	19,500		10.75	02/10/2015	(3)
	11,250		6.20	02/12/2016	(3)
	25,000		5.43	12/10/2016	(3)
	100,000		1.66	07/31/2017	(2)
	25,000		1.62	01/16/2018	(3)
	97,917	2,083	1.00	01/28/2020	(5)

Dwight R. Stickney	79,167		1.00	03/31/2013	(5)

Robert W. Weber	25,000		9.91	01/08/2012	(3)
	25,000		5.29	02/25/2013	(3)
	25,000		14.97	01/15/2014	(3)
	19,500		10.75	02/10/2015	(3)
	11,250		6.20	02/12/2016	(3)
	25,000		5.43	12/10/2016	(3)
	100,000		1.66	07/31/2017	(2)
	25,000		1.62	01/16/2018	(6)
	25,000		1.62	01/16/2018	(3)
	3,000		1.62	01/16/2018	(1)
	30,350		2.25	02/26/2013	(1)
	97,917	2,083	1.00	02/28/2020	(5)

(1)	These grants vested immediately upon date of grant.
(2)	These grants vest for 1/3rd of the total number of shares on the first year anniversary of the date of grant; 1/36th of the total shares vest each month thereafter.
(3)	These grants vest for 1/4th of the total number of shares on the first year anniversary of the date of grant; 1/48th of the total shares vest each month thereafter.
(4)	These grants vest for 1/4th of the total number of shares immediately upon the date of grant; 1/36th of the total shares vest each month thereafter.
(5)	These grants vest 1/2 the total number of shares upon the date of the grant, 1/24th of the total share vest each month thereafter.
(6)	These grants vest and become exercisable in 12 equal monthly installments.

Option Exercises and Stock Vested

The following table provides information regarding the number of shares of common stock acquired and the value realized pursuant to the exercise of stock options, and all stock awards vested and the value realized pursuant to the vesting of stock awards, during 2011 by each of our Named Executive Officers

Option Awards			Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
James M. Frincke	0	0	0	0
Christopher L. Reading	0	0	0	0
Dwight R. Stickney	0	0	0	0
Robert W. Weber	0	0	0	0

(1)	The value realized on exercise is equal to the difference between the option exercise price and the closing price of our common stock on the date of exercise, multiplied by the number of shares subject to the option, without taking into account any taxes that may be payable in connection with the transactions.
(2)	The value realized on vesting is equal to the closing price of our common stock on the date of vesting, multiplied by the number of shares that vested.

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

Under Mr. Weber’s employment agreement, if Mr. Weber’s employment is terminated without cause, Mr. Weber shall be entitled to the following: (i) base salary through date of termination, (ii) one year of severance pay at Mr. Weber’s highest salary, (iii) an amount equal to the prior calendar year’s bonus awarded to Mr. Weber, (iv) immediate vesting of all unvested stock options held by Mr. Weber, and the continuation of the exercise period of all stock options held by Mr. Weber until the final expiration of the original term of such stock options, and (v) continued receipt for one year of all employee benefit plans and programs in which Mr. Weber and his family were entitled to participate immediately prior to the date of termination. Currently, Mr. Weber’s annual base salary is $235,000. Assuming that Mr. Weber was terminated effective December 31, 2011, he would be entitled to receive an amount equal to his base salary of $235,000, an amount equal to his 2011 discretionary cash bonus, the acceleration of the vesting of 2,083 shares of common stock subject to outstanding unvested stock options as of December 31, 2011 with an aggregate value equal to $0 (based on the spread between the closing price of our common stock on December 31, 2011 of $0.13 and the exercise price of the stock options) and continued employee benefits for he and his family for one year following such termination at an estimated aggregate cost of $22,900. Under Mr. Weber’s employment agreement, voluntary termination due to “change in duties” or “change of control of the company” will be considered the same as termination for any reason other than cause and shall entitle Mr. Weber to receive the same benefits described above.

DIRECTOR COMPENSATION

For 2011, the three independent directors received an annual retainer of $15,000. In addition, all non-employee directors received a fee of $2,500 per in-person board meeting attended, and a fee of $1,000 per telephonic committee meeting attended if the duration of the committee meeting is expected to exceed one hour (including preparation time), with the applicable committee members determining at each such meeting whether such compensation is payable. Also, directors who serve as committee chairmen for board committees received an additional annual retainer of $2,500 per year. During 2011, the chairman of the board received additional compensation of $7,500 a month for his duties as chairman. We also grant discretionary stock options to non-employee members of our board of directors.

The following table shows for the fiscal year ended December 31, 2011, certain information with respect to the compensation of all non-employee directors of the Company:

DIRECTOR COMPENSATION FOR FISCAL 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Richard A. Bartlett	2,500	0	0	0	0	0	2,500
Jerome M. Hauer (2)	17,500	0	0	0	0	0	17,500
Marc R. Sarni	22,500	0	0	0	0	0	22,500
Jerry M. Seslowe	2,500	0	0	0	0	0	2,500
John C. Shaw	2,500	0	0	0	0	0	2,500
Salvatore J. Zizza	110,000	0	0	0	0	0	110,000

(1)	Amounts are calculated utilizing the provisions of ASC 718,”Share-based Payments”. See Note 2, “Summary of Accounting Policies,” of the financial statements in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011, for a discussion of the assumptions underlying valuation of our equity awards.
(2)	Mr. Hauer resigned as a director of the Company effective January 11, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2011 by: (i) each director and nominee for director; (ii) each of the executive officers named in the compensation table; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of our common stock. Except as otherwise shown, the address of each stockholder listed is in care of Harbor BioSciences at 9191 Towne Centre Drive, Suite 409, San Diego, California 92122.

	Beneficial Ownership(1)
	Number of Common Shares		Percent of Common Shares	Number of Preferred Shares	Percent of Preferred Shares
5% Stockholders
Amun LLC	—		*	2,000,000	100%

Executive Officers and Directors
James M. Frincke(2)	1,016,339		2.79%	—	*
Christopher L. Reading(3)	451,337		1.26%	—	*
Robert W. Weber(4)	502,001		1.40%	—	*
Salvatore J. Zizza(5)	349,500		*	—	*
Jerome M. Hauer(6)	115,000		*	—	*
Marc R. Sarni(7)	120,000		*	—	*
Richard A. Bartlett(8)	—		*	2,000,000	100%
Jerry M. Seslowe(8)	—		*	2,000,000	100%
John C. Shaw(8)	—		*	2,000,000	100%
All executive officers and directors as a group (9 persons)	2,554,177	(9)	6.73%	2,000,000	100%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G (including amendments thereto) filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 35,422,140 shares of Common Stock and 2,000,000 Preferred Shares outstanding on December 31, 2011, adjusted as required by the rules and regulations of the SEC.
(2)	Includes 850,800 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011. Also includes 7,708 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011 in his spouse’s name.
(3)	Includes 400,083 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011.
(4)	Includes 414,100 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011.
(5)	Includes 218,000 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011. Also includes 1,500 shares of Common Stock held in trust in the name of his children, with respect to which Mr. Zizza disclaims beneficial ownership.
(6)	Mr. Hauer resigned as a director of the Company effective January 11, 2012. Includes 115,000 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011.

(7)	Includes 115,000 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011.
(8)	Includes all Redeemable Preferred Shares held by Amun LLC. Messrs. Bartlett, Seslowe and Shaw were appointed to the Board by the Investor in connection with the Preferred Stock Financing. Each of Messrs. Bartlett, Seslowe and Shaw may be deemed to be a beneficial owner of these Preferred Shares due to their status as the owners of 100% of the equity interests of the Investor, and each such person disclaims beneficial ownership of any such Preferred Shares in which he does not have a pecuniary interest. None of the directors appointed by the Investor or the Investor own any shares of Common Stock. The 2,000,000 Redeemable Preferred Shares owned by the Investor as of December 31, 2011 represent approximately 28.30% of the economic interest in the Company and entitle the Investor to 38.28% of the total number of votes entitled to be cast by holders of all shares of the Company’s capital stock (including the Common Stock and the Preferred Shares) voting together as single class.
(9)	Includes 2,120,691 shares of Common Stock subject to options which are presently exercisable or will become exercisable within 60 days of December 31, 2011.

The following table provides information as of December 31, 2011 with respect to all of our compensation plans under which we are authorized to issue equity securities of the company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Stock option equity compensation plans approved by security holders	3,282,168	$4.10	7,066,940
Stock option equity compensation plans not approved by security holders	0	0	0
Warrant equity compensation plans not approved by security holders	50,000	$5.52	—

Total	3,332,168		7,066,940

The material features of each compensation plan or arrangement adopted without the approval of securities holders is included in Note 9 (“Stock Options – Non-Plan Options”) and Note 10 (“Common Stock Purchase Warrants”) in our Notes to Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Dr. James Frincke’s wife served as our director of accounting until May 2011. She earned $84,365 in base salary, accrued vacation and severance during fiscal year 2011.

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

Independence of the Board of Directors

After review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board affirmatively has determined that Messrs. Sarni and Zizza are independent directors within the meaning of the rules of the NASDAQ listing standards.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table shows the fees incurred for services rendered by BDO USA, LLP, our independent registered public accounting firm in 2011 and 2010. All such services were pre-approved by the Audit Committee in accordance with the pre-approval policy described below.

	2011	2010
Audit Fees
Annual financial statements and reviews of quarterly financial statements	$79,094	$76,000
Review of other documents filed with the SEC	-0-	$5,000
Other Fees	-0-	$7,554
Subtotal Audit Fees	$79,094	$83,554
Audit Related Fees	-0-	-0-
Tax Fees	$21,255	$8,000
All Other Fees	- 0-	-0-
Total	$100,349	$96,554

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

All fiscal year 2011 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents have been filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the three years ended December 31, 2011, and have therefore been omitted.

3.	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR BIOSCIENCES, INC.

By:	/s/ James M. Frincke
James M. Frincke, President and Chief Executive Officer

Date:	January 20, 2012

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

Signature	Title	Date

/s/ James M. Frincke	President and Chief Executive Officer	January 20, 2012
James M. Frincke

/s/ Robert W. Weber	Chief Financial Officer and Secretary	January 20, 2012
Robert W. Weber

/s/ Richard A. Bartlett	Director	January 20, 2012
Richard A. Bartlett

/s/ Marc R. Sarni	Director	January 20, 2012
Marc R. Sarni

/s/ Jerry M. Seslowe	Director	January 20, 2012
Jerry M. Seslowe

/s/ John C. Shaw	Director	January 20, 2012
John C. Shaw

/s/ Salvatore J. Zizza	Director	January 20, 2012
Salvatore J. Zizza

INDEX TO EXHIBITS

Exhibit Number	Description of Document

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (No. 333-18725), as amended (the “Form S-4”)).

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

*3.3	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 1999).

*3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*3.5	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 16, 2010).

*3.6	Certificate of Designation of Series A Preferred Stock, as filed by the Company with the Delaware Secretary of State on July 28, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

*3.7	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

*3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 2, 2010).

*3.9	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2011).

*3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Corporation (Reverse Stock Split) filed with Delaware on October 26, 2011 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2011).

*3.11	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Corporation (Forward Stock Split) filed with Delaware on October 26, 2011 (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2011).

*4.1	Amended and Restated Rights Agreement (the “Rights Agreement”) between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent, amending and restating the Rights Agreement dated as of November 15, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2009).

*4.2	Second Amended and Restated Rights Agreement, dated July 29, 2011 between the Company and American Stock Transfer and Trust Company, LLC, as rights agent, which includes as Exhibit A thereto the Amended and Restated Certificate of Designations of the Series B Junior Participating Preferred Stock, as Exhibit B thereto a revised Form of Right Certificate, and as Exhibit C thereto a revised Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

*†10.1	Registrant’s 1997 Incentive Stock Option Plan (the “Option Plan”) as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*†10.2	Forms of Incentive Stock Options and Nonstatutory Stock Options under the Option Plan (incorporated by reference to Exhibit 10.5 to the Form S-4).

*†10.3	Form of Nonstatutory Stock Options outside the Option Plan (including Annex I, identifying the officers and directors who are holders of such options and their respective option amounts and exercise prices), (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*†10.4	Employment Agreement by and between Registrant and Robert W. Weber dated March 16, 1996 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.5	Settlement and Mutual Release Agreement, dated January 20, 2000, among Registrant, Colthurst Limited, Edenland, Inc. and Patrick T. Prendergast (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated January 20, 2000).

*10.6	Technology Assignment Agreement, dated January 20, 2000, among Registrant, Colthurst Limited and Patrick T. Prendergast (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated January 20, 2000).

*10.7	Indemnification Agreement among Registrant and Executive Officers and Directors (incorporated by reference to Exhibit 10.17 to Registrant’s Registration Statement on Form S-1 (No. 333-69454).

*10.8	Amended 401(k) Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*†10.9	2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*†10.10	Form of Option Agreement for use under 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*†10.11	Form of Restricted Stock Award Agreement for use under 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*†10.12	Form of Restricted Stock Unit Award Agreement for use under 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*†10.13	2005 Non-Employee Directors’ Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.6 to the Registrants’ Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*†10.14	Form of Option Agreement for use under 2005 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-130670), filed December 23, 2005).

*10.15	Placement Agent Agreement dated as of June 7, 2010 (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated June 8, 2010).

*10.16	Form of Securities Purchase Agreement dated as of June 7, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 8, 2010).

*10.17	Form of Common Stock Purchase Warrant dated as of June 7, 2010 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 8, 2010).

*#10.18	License Agreement between China State Institute of Pharmaceutical Industry Registrant dated December 20, 2010 for HE2000 (incorporated by reference to Exhibit 10.46 to Registrant’s Current Report on Form 10-K for the year ended December 31, 2010).

*#10.19	License Agreement between China State Institute of Pharmaceutical Industry Registrant dated December 20, 2010 for Apoptone (HE3235) ((incorporated by reference to Exhibit 10.47 to Registrant’s Current Report on Form 10-K for the year ended December 31, 2010)).

*#10.20	License Agreement between China State Institute of Pharmaceutical Industry Registrant dated December 20, 2010 for Triolex (HE3286) ((incorporated by reference to Exhibit 10.48 to Registrant’s Current Report on Form 10-K for the year ended December 31, 2010)).

*10.21	Stock Purchase Agreement, dated July 28, 2011, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

*10.22	Stockholders Agreement, dated July 28, 2011, by and between the Company and the Investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Frincke.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Weber.

32.1	Section 1350 Certifications of James M. Frincke and Robert W. Weber.

101	The following financial statements and footnotes from the Harbor BioSciences Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statement of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statement of Cash Flows; and (v) Notes to financial Statements, tagged as blocks of text.

*	Previously filed.
†	Management contract or compensatory plan, contract or arrangement to be filed as an exhibit pursuant to Item 14(c) of
Form	10-K.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.