Form 10-K
period 2019-12-31
HARBOR DIVERSIFIED, INC.
filed 2020-07-10
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-34584

HARBOR DIVERSIFIED, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3697002
(State of incorporation)	(I.R.S. Employer Identification No.)

W6390 Challenger Drive, Suite 203 Appleton, WI	54914-9120
(Address of principal executive offices)	(Zip Code)

(920) 749-4188

(Registrant’s telephone number, including area code)

Harbor BioSciences, Inc.

9191 Towne Centre Drive, Suite 409

San Diego, CA

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the registrant’s second fiscal quarter for the year ended December 31, 2019, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $1,046,000. As of June 30, 2020, the last business day of the registrant’s second fiscal quarter for the year ending December 31, 2020, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $2,743,000. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

As of May 31, 2020, the registrant had 54,863,305 shares of common stock outstanding and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Act.

Documents Incorporated by Reference

None

HARBOR DIVERSIFIED, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Annual Report”) contains “forward-looking statements,” which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules, revenue, expenses, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are currently expecting, including:

•

the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement with United Airlines, Inc. (the “United capacity purchase agreement”) given United is currently Air Wisconsin’s sole airline partner;

•	the material decline in air travel demand and significant risks and disruptions caused by the novel coronavirus pandemic;

•	the possibility that United could provide Air Wisconsin with inefficient flight schedules or change the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement;

•	disagreements regarding the interpretation of the United capacity purchase agreement, as well as other business disputes with United;

•	the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement;

•	the extent to which Air Wisconsin’s current growth opportunities are restricted based on factors impacting the airline industry;

•	increases in Air Wisconsin’s labor costs;

•	Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type;

•	Air Wisconsin’s significant amount of debt and other contractual obligations;

•	the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;

•	maintenance costs;

•	disruptions in service with key third-party service providers;

•	regulatory changes or tariffs; and

•	the supply of qualified pilots to the airline industry and pilot attrition.

The forward-looking statements contained in this Annual Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within this Annual Report and in the other reports we file with the Securities and Exchange Commission.

Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Should one or more of these risks or uncertainties materialize, or should any of our assumptions or estimates prove to be incorrect, our actual results may be different from, and potentially materially worse than, what we may have expressed or implied by these forward-looking statements. Investors should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. We qualify all of our forward-looking statements by these disclaimers.

PART I

ITEM 1.	BUSINESS

General

Harbor Diversified, Inc. is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”). Air Wisconsin is a regional air carrier that, as of December 31, 2019, provided scheduled passenger service to 81 cities in 31 states. Harbor Diversified, Inc. is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets.

For purposes of this Annual Report on Form 10-K for the year ended December 31, 2019 (this “Annual Report”), where reference is intended to include Harbor Diversified, Inc. together with its consolidated subsidiaries, they are collectively referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as the “Company.”

For the year ended December 31, 2019, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets with an average of approximately 284 daily departures under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenue for the year ended December 31, 2019, and more than 97% of our operating revenue for the year ended December 31, 2018, was derived from operations associated with the United capacity purchase agreement. Prior to March 2018, Air Wisconsin flew for American Airlines (and its predecessor, US Airways) for over ten years.

Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The United capacity purchase agreement also has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers from flight to flight. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access.

Regional jets provide short and medium-haul scheduled flights that connect outlying communities with larger cities and act as “feeders” for domestic and international hubs. The lower trip costs and the operating efficiencies of regional jets, along with the competitive nature of capacity purchase agreement bidding processes, provide significant value to major airlines. According to the Regional Airline Association, in 2018, Air Wisconsin was the 11th largest regional airline in the United States, as measured by passenger enplanements, and its flights accounted for approximately 2.4% of all passengers carried on U.S. regional airlines.

Regional airlines play a daily, essential role in the U.S. air travel system. Forty-one percent of all scheduled passenger flights in the United States were operated by regional airlines in 2018, according to the Regional Airline Association. Of all the U.S. airports with scheduled passenger service, 63% are served exclusively by regional airlines. Some of the most popular U.S. airports have more than half of their scheduled departures made by regional aircraft, including Chicago-O’Hare, through which Air Wisconsin currently operates, and Washington-Dulles, where Air Wisconsin expects to resume operations in August 2020.

The sharp decline in airline travel demand due to the novel coronavirus (“COVID-19”) pandemic has had a material negative impact on the airline industry. As a result of lower demand, United cut approximately 80% of its scheduled capacity for April 2020, and approximately 90% of its capacity for May and June 2020. In May 2020, United temporarily ceased Air Wisconsin’s operations at Washington-Dulles, where Air Wisconsin expects to resume operations in August 2020, and reduced Air Wisconsin’s average daily scheduled departures to 45, compared to 290 in February 2020 and 284 in December 2019. In June 2020, Air Wisconsin provided scheduled passenger service to 20 cities in 12 states. Air Wisconsin has taken a number of measures to mitigate the health risks and economic impact of the COVID-19 pandemic. For more information, see the sections entitled “Business – Impact of COVID-19 on Our Business and Industry,” “Management’s Discussion and Analysis – Economic Conditions, Challenges and Risks Impacting Financial Results – COVID-19 Pandemic,” and “Risk Factors” within this Annual Report.

Our Business Strategy

Our business strategy consists primarily of serving United and its customers through Air Wisconsin’s provision of regional airline services. We strive to serve as an efficient and reliable provider of flight services to United and to provide a high level of service to United and its customers in accordance with the United capacity purchase agreement.

We also seek to maintain a competitive cost structure. We focus on a disciplined cost control approach through responsible outsourcing of certain operating functions and diligent control of corporate and administrative costs, implementing company-wide efforts to improve our cost position.

Finally, we strive to provide our employees competitive pay and benefit packages and to offer a positive and supportive work environment to make Air Wisconsin an attractive place to work and build a career.

Aircraft Fleet

As of December 31, 2019, Air Wisconsin owned and leased 64 CRJ-200 regional jets originally manufactured by Bombardier, Inc. (“Bombardier”), consisting of the following:

Type of Aircraft	Owned	Leased	Total	Passenger Capacity
CRJ-200 Regional Jet	51	13	64	50

As of May 31, 2020, Air Wisconsin owned and leased 64 CRJ-200 regional jets consisting of the following:

Type of Aircraft	Owned	Leased	Total	Passenger Capacity
CRJ-200 Regional Jet	62	2	64	50

The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.

On January 17, 2020, the Company completed an acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of shares of the Company’s Series C Convertible Redeemable Preferred Stock. Air Wisconsin had leased each of these regional jets prior to the acquisition. See the section entitled “Certain Relationships and Related Transactions, and Director Independence – Transactions with Southshore Leasing, LLC and Southshore Affiliates” within this Annual Report for additional information.

On May 22, 2020, Air Wisconsin acquired eight additional CRJ-200 regional jets in a single transaction for an aggregate purchase price of $3.0 million. Air Wisconsin had leased each of these regional jets prior to the acquisition.

On June 1, 2020, Bombardier consummated an agreement with Mitsubishi Heavy Industries, Ltd. (“Mitsubishi”), pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, including type certificates, maintenance, support, refurbishment, marketing and sales activities. Air Wisconsin does not have any existing arrangements with Bombardier or Mitsubishi to acquire additional aircraft.

United Capacity Purchase Agreement

Per the terms of the United capacity purchase agreement, United has agreed to purchase the capacity of the Air Wisconsin CRJ-200 regional jets covered under the agreement. Air Wisconsin commenced flying under the United capacity purchase agreement in September 2017. As of December 31, 2019, all of Air Wisconsin’s 64 regional jets were available to support Air Wisconsin’s obligations under the United capacity purchase agreement.

United sets the flight schedules for covered aircraft. In setting the flight schedules, United is required to comply with certain reasonable operating constraints, such as scheduling aircraft for revenue service (that is, not spare aircraft or aircraft in maintenance) for a minimum number of block hours per day, but not more than a maximum number of block hours per day. United also establishes all fares, controls route selection, pricing, seat inventories, and marketing, collects all revenue, and provides airport landing slots, terminal facilities and ground handling services for any flights operated by Air Wisconsin pursuant to the agreement. Air Wisconsin provides the flight and cabin crew and is responsible for dispatch and operational control of each covered aircraft as well as any required maintenance. When providing the flight services under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks and aircraft paint scheme. In exchange for providing the flight services under the United capacity purchase agreement, Air Wisconsin receives a fixed payment for 63 covered aircraft and a fixed payment for each departure and block hour flown.

United also reimburses Air Wisconsin for certain costs on an actual basis, including aviation insurance, aircraft property tax per aircraft and air navigation fees. Costs relating to fuel and certain landing fees are directly paid to suppliers by United. Air Wisconsin can also earn incentive payments, and is subject to penalty rebates, based upon its operational performance and the results of customer satisfaction surveys. The United capacity purchase agreement previously constrained Air Wisconsin from flying for another air carrier or from permitting a change of control (as defined in the agreement) to occur; however, while a change of control still constitutes a potential termination event, these restrictions were waived by United in March 2020.

The United capacity purchase agreement prohibits Air Wisconsin from paying dividends or making other distributions of its earnings, in each case in excess of an amount that would result in Air Wisconsin’s available cash balance being less than a specified amount, other than dividends or distributions made for certain specified purposes.

The United capacity purchase agreement expires in February 2023, unless United elects to exercise its option to extend the agreement for an additional two-year period, in which case it expires in February 2025, unless United elects to exercise its second option to extend the agreement for a second additional two-year period, subject to mutual agreement on certain economic terms, in which case it expires in February 2027. During any extension of the term of the United capacity purchase agreement, Air Wisconsin has the right, in its discretion, to reduce the number of aircraft covered under the agreement to no fewer than 50 covered aircraft. Any aircraft Air Wisconsin chooses to remove from the agreement may not be flown for any carrier during the remainder of the term.

The United capacity purchase agreement is subject to early termination under various circumstances, which include, among others:

•

if certain operational performance factors fall below a specified percentage for a specified period of time, subject to notice under certain circumstances, or if Air Wisconsin is subject to certain aircraft groundings or to loss of authority to operate, in which case the agreement is subject to early termination by United;

•

if the other party (or in the case of Air Wisconsin, the Company or AWAC) fails to perform the material covenants, agreements, terms or conditions of the United capacity purchase agreement or related agreements, subject to certain notice and cure rights in which case, the agreement is subject to early termination by either party; and

•	if Air Wisconsin engages in, or is subject to, various change of control events enumerated in the agreement, in which case the agreement is subject to early termination by United.

Both the Company and AWAC (which is the sole member of Air Wisconsin) have provided limited guarantees of Air Wisconsin’s monetary obligations under the United capacity purchase agreement.

Long-term contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute between United and Air Wisconsin exists under the United capacity purchase agreement with respect to certain amounts owed to Air Wisconsin under the terms of the agreement and with respect to United’s failure to schedule the covered aircraft in accordance with the minimum scheduling parameters contained in the agreement as a result of the COVID-19 pandemic. We cannot predict the outcome of these disputes, or any related negotiations, on the terms of the United capacity purchase agreement or our relationship with United.

The following table summarizes Air Wisconsin’s available seat miles (“ASMs”) flown and contract revenue recognized under the United capacity purchase agreement for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in thousands)
Available Seat Miles	1,925,371	1,722,295
Contract Revenue	$263,495	$233,573

Impact of COVID-19 on Our Business and Industry

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and in response, federal, state, local, and foreign governments have implemented travel recommendations and restrictions, “shelter-in-place” guidelines, and similar restrictions in an attempt to control the spread and to mitigate the impact of COVID-19. Air Wisconsin’s business, as well as the industry in which it operates, remains significantly impacted by the unprecedented material decline in demand for air travel resulting from the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic demand related to the COVID-19 pandemic during the first quarter of 2020 and, as of the date of this filing, has stated that it expects demand will remain suppressed for the remainder of 2020 and likely into 2021. As a result of lowered demand, United cut approximately 80% of its scheduled capacity for April 2020, and approximately 90% for May and June 2020. Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours actually flown, and United may impose continued reductions. The severity and duration of global health and financial impacts of the COVID-19 pandemic are difficult to predict; thus, the magnitude and scope of the effects of the COVID-19 pandemic on our business and future results of operations are highly uncertain and subject to change.

Maintenance and Repairs

Airlines are subject to extensive regulation. Air Wisconsin has an FAA-mandated and approved maintenance program. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Air Wisconsin also outsources certain aircraft, engine and other component maintenance functions. To procure these services, Air Wisconsin uses competitive bidding among qualified vendors.

Line maintenance consists of routine daily and weekly scheduled maintenance checks on Air Wisconsin’s aircraft. Line maintenance is performed at certain locations throughout Air Wisconsin’s operation and represents the majority of the maintenance Air Wisconsin performs. Heavy maintenance consists of a series of major airframe maintenance checks that can take from one to six weeks to accomplish, on average, across Air Wisconsin’s fleet. Component service includes engine overhauls and engine performance restoration events, which are quite extensive and can take several months. We maintain an inventory of spare engines at both Air Wisconsin and Lotus to provide for continued operations during scheduled and unscheduled engine maintenance events. Air Wisconsin provides maintenance services for both its owned and leased CRJ-200 regional jets, engines and equipment. As of May 31, 2020, the Company was in the process of closing its maintenance hangar in Columbia, South Carolina.

Competition

The airline industry is highly competitive. We consider Air Wisconsin’s primary competition to be those U.S. regional airlines that currently have or compete for capacity purchase agreements with major airlines. Air Wisconsin’s competition includes nearly every other domestic regional airline, including CommutAir; Endeavor, Inc. (owned by Delta); Envoy Air, Inc., PSA Airlines, Inc. and Piedmont Airlines, Inc. (Envoy, PSA and Piedmont are owned by American); ExpressJet Airlines, Inc.; GoJet Airlines, LLC; Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.); Mesa Airlines, Inc.; Republic Airways Holdings Inc.; and SkyWest Inc.

We believe that major airlines typically select regional airline partners based on the following criteria: aircraft type, ability to fly proposed schedules; availability of labor resources, including pilots; proposed economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors.

Certain Air Wisconsin competitors are larger and have significantly greater financial and other resources than Air Wisconsin. In addition, certain of these competitors may have capacity purchase agreement terms that are more favorable than the United capacity purchase agreement. Moreover, economic downturns, including as a result of the COVID-19 pandemic, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers which has resulted in changes to the competitive landscape. The effect of economic downturns on our results of operations is currently somewhat mitigated by the terms of the United capacity purchase agreement, but there is an ongoing dispute with United regarding certain terms of the agreement, and the renewal of Air Wisconsin’s partnership with United is not certain.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. While Air Wisconsin’s operations can be negatively impacted by factors outside of its control, including inclement weather, the United capacity purchase agreement mitigates some of the risks associated with seasonal fluctuations.

Aircraft Fuel

The United capacity purchase agreement provides that United sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement.

Insurance

Air Wisconsin maintains insurance policies we believe are of types customary for the airline industry and as required by the Department of Transportation (“DOT”), lessors and other financing parties, and United under the terms of the United capacity purchase agreement. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors’ and officers’ liability; fiduciary liability; workers’ compensation and employer’s liability; and war risk (terrorism). Although we currently believe Air Wisconsin’s insurance coverage is adequate, we cannot be certain that the amount of such coverage will not change or that Air Wisconsin will not bear substantial losses from incidents or accidents.

Employees

Our continued success is partly dependent on Air Wisconsin’s ability to continue to attract and retain qualified personnel. As of December 31, 2019, Air Wisconsin employed 1,350 full-time employees and 27 part time employees, of whom 1,095 were represented by unions, and the remainder were not.

Union Groups	Number of Union Employees	Representative	Collective Bargaining Agreement Amendable Date
Pilots	590	Air Line Pilots Association, International	November 21, 2022
Flight Attendants	261	Association of Flight Attendants	June 27, 2016
Dispatchers	28	Transport Workers Union of America	November 1, 2020
Mechanics and Aircraft Cleaners	179	International Association of Machinists and Aerospace Workers AFL-CIO	October 7, 2015
Technical Stores Clerks	37	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2022

As of May 31, 2020, Air Wisconsin employed 1,308 full-time employees and 24 part-time employees, of whom 1,057 were represented by unions, and the remainder were not. Air Wisconsin has never been the subject of a labor strike or labor action that materially impacted its operations.

Federal Aviation Administration (“FAA”) regulations require pilots to have an Airline Transport Pilot (“ATP”) license with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors, and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All employees performing a safety-sensitive function are subject to pre-employment, random, and post-accident drug testing. While, historically, the airline industry has experienced periodic shortages of qualified personnel, particularly with respect to pilots and maintenance technicians, as a result of the COVID-19 pandemic, Air Wisconsin has experienced a dramatic reduction in demand for pilots, and has not had difficulty retaining employees.

The Railway Labor Act (“RLA”) governs Air Wisconsin’s relations with labor organizations. Under the RLA, collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (“NMB”) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even several years. If no agreement is reached in mediation, the NMB, in its discretion, may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table above sets forth Air Wisconsin’s employee groups and status of the collective bargaining agreements. Air Wisconsin’s pilots are represented by the Air Line Pilots Association, International; following mediated negotiations with Air Wisconsin under the auspices of the NMB, Air Wisconsin’s pilots ratified a three-year extension to their collective bargaining agreement in November 2019, and the agreement now becomes amendable in November 2022. Air Wisconsin’s collective bargaining agreements with its mechanics and related employees, represented by the International Association of Machinists and Aerospace Workers, and its flight attendants represented by the Association of Flight Attendants are both amendable and both are in mediated negotiations.

Safety and Security

We are committed to the safety and security of Air Wisconsin’s passengers and employees, and to complying with safety and security requirements. Air Wisconsin has taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety of its operations. Some of the safety and security measures Air Wisconsin has taken with United include aircraft security and surveillance, and securing of cockpit doors. Additionally, both on its own and in coordination with United, Air Wisconsin has increased its aircraft cleaning procedures both between flights and overnight. Enhanced cleaning measures are intended to ensure that frequently touched surfaces, such as armrests, tray tables and seatbelts, are routinely and comprehensively cleaned utilizing disinfectants to prevent transmission of COVID-19 and other contagions. An increased supply of sanitizing wipes onboard Air Wisconsin’s aircraft is available to aid its crewmembers in efforts to keep the aircraft clean and disinfected.

Our ongoing focus on safety relies on training Air Wisconsin’s employees to proper standards and providing them with the tools and equipment they need to perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation, including dispatch, flight operations, ground operations, maintenance and sanitization.

The Transportation Security Administration (“TSA”) is responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports. Air Wisconsin is currently in compliance with the directives issued by the TSA and maintains active, open lines of communication with the TSA to ensure proper standards for security of its personnel, equipment and facilities are exercised throughout its operation.

Government Regulation

Aviation Regulation

The DOT and FAA have regulatory authority over air transportation in the United States and all international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government.

The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. Air Wisconsin currently holds an air carrier certificate with Federal Aviation Regulation Part-121 operation specifications.

Foreign Ownership

Under DOT regulations and federal law, Air Wisconsin must be owned and controlled directly and indirectly by citizens of the United States. The restrictions imposed by federal law and regulations currently require that at least 75% of Air Wisconsin’s voting equity securities must be owned and controlled, directly and indirectly, by persons or entities who are citizens of the United States, as defined in the Federal Aviation Act and interpreted by the DOT, that the Company’s Chief Executive Officer, Air Wisconsin’s President and Chief Executive Officer, and at least two-thirds of the members of Air Wisconsin’s board of managers and the Company’s board of directors and other managing officers be citizens of the United States, and that Air Wisconsin and the Company be under the actual control of citizens of the United States. In addition, at least 51% of Air Wisconsin’s total outstanding equity securities must be owned and controlled, directly and indirectly, by citizens of the United States and no more than 49% of its equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. No more than 25% of Air Wisconsin’s equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have not entered into an “open skies” air transport agreement with the U.S. We are currently in compliance with these ownership provisions. In addition, the Company’s amended and restated certificate of incorporation and the Company’s amended and restated bylaws currently prohibit the transfer of any shares of the Company’s capital stock that would result in (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-2T(g)) of our then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of our then-outstanding capital stock. These restrictions on the transfer of the Company’s capital stock inhibit the acquisition of control of Air Wisconsin by any foreign citizen.

Consumer Protection Regulation

The DOT also has jurisdiction over certain consumer protection matters related to air transportation. This covers unfair or deceptive practices, unfair methods of competition, advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, customer complaints and transportation of passengers with disabilities. The DOT has adopted consumer protection rules regulating lengthy tarmac delays, chronically delayed flights, capacity purchase disclosure and undisclosed display bias. The DOT also has authority to review certain joint venture agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions. In the future, the DOT may adopt additional regulations that increase the costs of Air Wisconsin’s operations or otherwise adversely impact our financial performance.

Environmental Regulation

We are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

The Environmental Protection Agency regulates operations, including air carrier operations, which affect the quality of air in the United States. Concern about climate change and greenhouse gases may result in additional regulation or taxation of aircraft emissions in the United States and abroad.

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport.

Other Regulations

Air Wisconsin is also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. As discussed above, labor relations in the airline industry are generally governed by the RLA. The privacy and security of passenger and employee data is regulated by various domestic and foreign laws and regulations.

The U.S. government and foreign governments may consider and adopt new laws, regulations, interpretations and policies regarding a wide variety of matters that could directly or indirectly affect our results of operations. We cannot predict what laws, regulations, interpretations and policies might be considered in the future, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

Corporate Information

The Company was originally formed in November 1992 as Initial Acquisition Corp., a Delaware corporation. In March 1997, Initial Acquisition Corp. was merged with Hollis-Eden, Inc., becoming Hollis-Eden Pharmaceuticals, Inc. In February 2010, Hollis-Eden Pharmaceuticals, Inc. was merged with its wholly owned subsidiary and renamed Harbor BioSciences, Inc. In January 2012, the Company acquired 80% of the issued and outstanding capital stock of AWAC from Amun LLC (“Amun”), and in January 2016 the Company acquired the remaining 20% of the issued and outstanding capital stock of AWAC from Amun. AWAC owns all of the equity interests of Air Wisconsin. In February 2012, Harbor BioSciences, Inc. was merged with its wholly owned subsidiary and renamed Harbor Diversified, Inc.

Organizational Structure

The Company is a non-operating holding company that is the parent of a consolidated group of five subsidiaries: (1) AWAC; (2) Air Wisconsin; (3) Lotus; (4) AWF; and (5) Therapeutics. In addition to Air Wisconsin, each of the subsidiaries is described below:

AWAC Aviation, Inc.

AWAC is a holding company and the sole member of Air Wisconsin. Air Wisconsin’s business and operations are described in detail throughout this Annual Report.

Lotus Aviation Leasing, LLC

Lotus was established to acquire and lease flight equipment to Air Wisconsin to support its flight operations. As of December 31, 2019 and May 31, 2020, Lotus owned 39 and 50 engines, respectively. Lotus has no other material assets or operations.

Air Wisconsin Funding LLC

AWF was established to provide flight equipment financing to Air Wisconsin. As of December 31, 2019 and May 31, 2020, Air Wisconsin had an outstanding balance of $24.9 million and $18.0 million, respectively, under a $35.0 million credit facility with AWF. AWF has a first priority security interest in the flight equipment purchased with the loan proceeds. AWF has no other material assets or operations.

Harbor Therapeutics, Inc.

Therapeutics is a non-operating entity with no material assets.

Trademarks

Air Wisconsin, the Air Wisconsin logo, and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report are Air Wisconsin’s intellectual property. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

SEC Reporting Obligation

In February 2012, the Company’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending the Company’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. As of January 1, 2020, the Company no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act. As a result, the Company determined that it is currently required to file reports and other information with the SEC pursuant to Section 15(d) of the Exchange Act. This Annual Report is being filed pursuant to these requirements.

In addition, notwithstanding that the Company is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, the Company does not have a class of securities registered pursuant to Section 12 of the Exchange Act. As a result, the Company is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings.

Publicly Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, filed pursuant to Section 15(d) of the Exchange Act will be filed with the SEC. The SEC maintains a website that contains reports and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company does not currently maintain a separate website, so the reports and other information provided by the Company pursuant to Section 15(d) of the Exchange Act will be available at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report for additional information.

Risks Related to Our Business

Our current business is highly dependent on the United capacity purchase agreement, since United is currently Air Wisconsin’s sole airline partner.

We derive nearly all of our operating revenue from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% and 97.2% of our operating revenue for the years ended December 31, 2019 and 2018, respectively. The termination or non-renewal of the United capacity purchase agreement would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The United capacity purchase agreement expires in February 2023, unless United elects to exercise its option to extend the agreement for an additional two-year period, in which case it expires in February 2025, unless United elects to exercise its second option to extend the agreement for a second additional two-year period, subject to mutual agreement on certain economic terms, in which case it expires in February 2027. United is also permitted, subject to certain conditions, including giving notice of 60 days or more, to terminate the agreement early in the event of Air Wisconsin’s material breach of the agreement, subject to Air Wisconsin’s right to cure.

The United capacity purchase agreement is also subject to termination prior to expiration in various circumstances, including if Air Wisconsin’s controllable flight completion factor or departure performance falls below certain pre-determined levels, and in the event of a non-carrier-specific grounding of at least a specified number of Air Wisconsin’s aircraft, in each case for a specified period of time. Air Wisconsin currently uses the systems, facilities and services of United to support a significant portion of its operations, including airport and terminal facilities and operations, information technology interface, ticketing and reservations, scheduling, dispatching interface, fuel purchasing and ground handling services. If United were to cease to maintain any of these systems, close any of these facilities, or no longer provide these services to Air Wisconsin, whether due to termination of the United capacity purchase agreement, a strike or other labor interruption by United personnel, bankruptcy or other financial hardship experienced by United, or for any other reason, Air Wisconsin may not be able to obtain access to alternative systems, facilities or services on terms and conditions as favorable as those it currently receives, or at all. Upon certain termination events described in the United capacity purchase agreement, United could require Air Wisconsin to sell or assign to United certain facilities and assets that Air Wisconsin uses in connection with the services it provides. As a result, in order to offer airline service after termination of the United capacity purchase agreement, Air Wisconsin may have to replace these facilities, assets and services. Air Wisconsin may be unable to arrange such replacements on satisfactory terms, or at all.

If the United capacity purchase agreement were to be terminated or not renewed, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenue or earnings to offset the financial impact. United is not under any obligation to extend or renew the United capacity purchase agreement with Air Wisconsin, whether on similar terms or at all. The United capacity purchase agreement permits United to terminate the agreement upon certain changes of control of Air Wisconsin, which could limit Air Wisconsin’s ability to pursue certain acquisitions, sales or other corporate transactions. A termination or expiration of this agreement would likely have a material adverse effect on our financial condition, results of operations, cash flows and ability to satisfy debt and lease obligations, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft and spare engines. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.

The COVID-19 pandemic has had a material adverse impact on the business, operating results, financial condition and liquidity of United, which is Air Wisconsin’s sole airline partner, and the duration and spread of the pandemic could result in additional adverse impacts to United, or cause it to declare bankruptcy, which may cause our business, financial condition and results of operations to be negatively impacted.

We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including, but not limited to, the impacts of the reduction in passenger flight demand due to pandemics or other widespread outbreaks of communicable diseases such as the COVID-19 pandemic, may have a material adverse effect on our business, financial condition and results of operations. United has experienced significant decline in flight demand related to COVID-19 during the first half of 2020 and a resulting material deterioration in United’s revenue for the first half of 2020. This reduction in demand is expected to continue, and United expects its results of operations to be materially impacted through 2021. As a result of the impact of the COVID-19 pandemic on global passenger flight demand and United’s financial and operational performance, United may be unable to make payments due to Air Wisconsin under the United capacity purchase agreement in a timely manner or at all. Any failure by United to make timely payments due to Air Wisconsin may negatively impact our business, financial condition and results of operations. In addition, if United were to become bankrupt, the United capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations. The full extent of the impact of the COVID-19 pandemic on United’s, and therefore, on our longer-term operational and financial performance will depend on future developments, many of which are outside of Air Wisconsin’s control, including the effectiveness of United’s mitigation strategies, the duration and spread of COVID-19 and resulting impact on the financial health and operations of United’s and Air Wisconsin’s business partners, and future governmental actions in respect of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted.

If United provides Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.

Under the terms of the United capacity purchase agreement, United has the ability, subject to certain reasonable operating constraints, to schedule Air Wisconsin’s flights in any manner that serves United’s purposes. These reasonable operating constraints do not prevent United from scheduling Air Wisconsin’s flights inefficiently for Air Wisconsin. From time to time, United has scheduled Air Wisconsin’s flights in a manner which creates operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, or by providing Air Wisconsin with flight schedules that are inconsistent with Air Wisconsin’s existing operational footprint. These actions may have a material adverse effect on our business, financial condition and operations.

There are also certain factors, such as the COVID-19 pandemic, that have led, and may in the future lead, United to modify the anticipated utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, some of which are beyond Air Wisconsin’s control. Any factors that cause United to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could reduce our ability to realize operating efficiencies, which would negatively impact our financial condition and operating results.

Disagreements regarding the interpretation of the United capacity purchase agreement, as well as other business disputes with United, could have an adverse effect on our operating results and financial condition, and negatively impact Air Wisconsin’s relationship with United.

Long-term contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute between United and Air Wisconsin exists under the United capacity purchase agreement with respect to certain amounts owed to Air Wisconsin and with respect to United’s failure to schedule the covered aircraft in accordance with the minimum scheduling parameters contained in the agreement as a result of the COVID-19 pandemic. Failure to resolve these ongoing disputes could have a material adverse effect on our business and financial condition. To the extent Air Wisconsin experiences additional disagreements regarding the interpretation of the United capacity purchase agreement, Air Wisconsin may expend valuable management time and financial resources in its efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. We cannot predict the outcome of these disputes, or any related negotiations, on the terms of the United capacity purchase agreement or our relationship with United. An unfavorable result could require Air Wisconsin to modify the terms of the United capacity purchase agreement, or change its business strategy, either of which could have a material adverse effect on our operating results and financial condition. In addition, regardless of the final outcome of any dispute or disagreement, the existence of a dispute with United could harm Air Wisconsin’s relationship with United, which could impact Air Wisconsin’s ability to renew or expand the relationship.

The amounts Air Wisconsin receives under the United capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.

Under the United capacity purchase agreement, a portion of the revenue Air Wisconsin receives is based upon predetermined rates determined by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include labor costs, including salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid at the rates set in the United capacity purchase agreement, our financial position and operating results will be negatively affected.

Air Wisconsin’s current growth opportunities and future growth opportunities may be limited by a number of factors impacting the airline industry, including the COVID-19 pandemic.

Growth opportunities within United’s current flight systems may be limited by various factors, including “scope” clauses in United’s current collective bargaining agreements with its pilots that restrict the number and size of regional aircraft that may be operated in its flight systems that are not flown by its pilots. Although United currently has significant room under its scope clauses with respect to 50-seat aircraft, which currently comprise Air Wisconsin’s fleet, these clauses could limit Air Wisconsin’s ability to operate larger aircraft for United which would limit Air Wisconsin’s expansion opportunities. United is under no obligation to provide Air Wisconsin with an opportunity to fly additional aircraft within its system or to otherwise expand its relationship with Air Wisconsin.

Further, Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including access to airport terminals and facilities, terms of United’s collective bargaining agreements limiting the usage of regional carriers, required capital expenditures to maintain or expand fleet operations, significant changes in variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, and the excess capacity in the industry due to the significantly depressed passenger demand for air travel as a result of the COVID-19 pandemic, we believe limited growth opportunities exist. In order to take advantage of these opportunities, to the extent and in the event that passenger demand for air travel rebounds, Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to the significant decline in passenger demand for air travel and the resulting economic disruption, there may not be any new or additional flying opportunities available to Air Wisconsin. In addition, even if Air Wisconsin is offered these growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.

Air Wisconsin currently operates only one aircraft type, and relies on one aircraft manufacturer and one engine manufacturer, and any operating restrictions or safety concerns applicable to this aircraft or engine type, or any failure to receive sufficient maintenance and support services from these manufacturers, would negatively impact our business and financial condition.

Air Wisconsin currently relies on a single aircraft type, the CRJ-200 regional jet, and a single engine type, the GE CF34-3B1 engine. The issuance of FAA or manufacturer directives restricting or prohibiting the use of this aircraft type or engine type would negatively impact our business and financial results. In addition, any concerns raised regarding the safety or reliability of the CRJ-200 regional jet or the GE CF34-3B1 engine, whether or not directly associated with Air Wisconsin’s fleet, could result in concerns about Air Wisconsin’s fleet that could negatively impact our business.

Air Wisconsin has been highly dependent upon Bombardier, as the sole manufacturer of Air Wisconsin’s aircraft, and GE, as the sole manufacturer of Air Wisconsin’s aircraft engines, to provide sufficient parts or related maintenance and support services to it in a timely manner. Air Wisconsin’s operations could be materially and adversely affected by the failure or inability of Mitsubishi, as Bombardier’s successor in ownership of the CRJ-200 program, or GE to provide required maintenance or support services, or the interruption of Air Wisconsin’s operations as a result of unscheduled or unanticipated maintenance requirements for Air Wisconsin’s aircraft or engines. On June 1, 2020, Bombardier consummated an agreement with Mitsubishi, pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, including type certificates, maintenance, support, refurbishment, marketing and sales activities. We cannot predict what effect, if any, the closing of this transaction may have on Mitsubishi’s continued support of the CRJ-200 regional jet or Air Wisconsin’s continued ability to obtain required parts and services.

Additionally, GE Aviation recently announced, in response to the COVID-19 pandemic, that it would lay off a significant percentage of its workforce. We cannot predict what effect these layoffs will have on the availability of parts and services to Air Wisconsin from the manufacturer of its aircraft engines.

Air Wisconsin has a significant amount of debt and other contractual obligations that could impair its liquidity and ability to obtain additional financing and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.

The airline business is capital intensive and, as a result, Air Wisconsin is highly leveraged. As of December 31, 2019, Air Wisconsin had approximately $120.7 million (including capitalized interest of $16.5 million) in total third-party current and long-term debt, which was incurred primarily in connection with the acquisition of aircraft, and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. During Air Wisconsin’s year ended December 31, 2019, its principal third-party debt service payments totaled $7.0 million. For future annual cash obligations relating to third-party debt, see the section entitled “Management Discussion and Analysis – Commitments and Capital Obligations” within this Annual Report.

As of December 31, 2019, Air Wisconsin held 13 aircraft pursuant to operating leases, with an average remaining term of less than one year. During the year ended December 31, 2019, Air Wisconsin’s aircraft operating lease payments totaled approximately $26.0 million. As of December 31, 2019, future minimum lease payments due under all operating leases were approximately $20.0 million. For future annual cash obligations relating to all operating leases, see the section entitled “Management Discussion and Analysis – Commitments and Capital Obligations” within this Annual Report. In January 2020, the Company acquired ownership of three aircraft which were previously leased by Air Wisconsin from Southshore. In May 2020, Air Wisconsin acquired ownership of eight of its leased aircraft from the lessor. As a result, as of May 31, 2020, Air Wisconsin had two aircraft under lease with an average remaining term of less than one year, and future minimum lease payments due under all operating leases were approximately $10.3 million.

Air Wisconsin is subject to various covenants under its financing agreements and leases. Its ability to comply with these covenants may be affected by events beyond its control. Air Wisconsin’s failure to comply with obligations under these credit facilities could result in an event of default under the facilities. A default, if not cured or waived, could permit the lender to accelerate payment of the loans. In addition, the lender would have the right to proceed against the collateral security granted to a trustee for its benefit, which consists of substantially all of the aircraft, engines and parts owned by Air Wisconsin. If this debt is accelerated, we cannot be certain that Air Wisconsin will have funds available to pay the debt or that it will have the ability to refinance the debt on terms favorable to it, or at all. If Air Wisconsin could not repay or refinance the accelerated debt, it could be insolvent and could seek to file for bankruptcy protection. In addition, the Payroll Support Program Agreement (the “PSP Agreement”) that Air Wisconsin entered into in April 2020 with the U.S. Department of the Treasury pursuant to the recently enacted federal Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”) contains various covenants. If Air Wisconsin fails to comply with its obligations under the PSP Agreement, it may be required to repay the funds provided to it under that agreement. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. See the section entitled “Management’s Discussion and Analysis – Debt and Credit Facilities” within this Annual Report for more information.

We cannot be certain that Air Wisconsin’s operations will generate sufficient cash flow to make its required payments under its debt and other contractual arrangements. Air Wisconsin currently does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated. If Air Wisconsin is unable to pay its debts as they come due, or is unable to obtain waivers for such payments, its secured lenders could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s aircraft, engine and other property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.

If Air Wisconsin is unable to source financing on acceptable terms, or at all, our business could be materially adversely affected. To the extent Air Wisconsin finances its activities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay the high level of fixed costs associated with operating a regional airline will therefore depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond its control. Such factors include pandemics and the outbreaks of disease, such as the COVID-19 pandemic, which has caused significant volatility in the U.S. and global financial markets.

A significant portion of Air Wisconsin’s workforce is represented by labor unions and the terms of Air Wisconsin’s collective bargaining agreements may increase our operating expenses and negatively impact our financial results.

As of May 31, 2020, 1,057 of Air Wisconsin’s employees were represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America. In November 2019, Air Wisconsin’s pilots, represented by ALPA, ratified a new three-year extension to the collective bargaining agreement. Similarly, in September 2018 and November 2018, Air Wisconsin reached an agreement with the technical stores clerks and dispatchers with new amendable dates of September 20, 2022 and November 1, 2020, respectively. The terms and conditions of future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher costs than Air Wisconsin, which may result in higher industry wages and increased pressure on Air Wisconsin to increase the wages and benefits of its employees. Future agreements with represented employees may be on terms that are less favorable to Air Wisconsin than its current agreements or not comparable to agreements entered into by its competitors. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Any agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

Air Wisconsin’s collective bargaining agreement with its mechanics and related employees, who are represented by the IAMAW, has been amendable since October 2015 and is in mediated negotiation under the auspices of the NMB. Air Wisconsin’s collective bargaining agreement with its flight attendants who are represented by the AFA has been amendable since June 2016, and Air Wisconsin has been engaged in mediated negotiations with the AFA during such period. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages.

Maintenance costs will likely increase as the age of Air Wisconsin’s fleet increases.

The average age of Air Wisconsin’s CRJ-200 regional jets as of December 31, 2019 was approximately 17.3 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of our operating expenses. Certain significant maintenance activities required by Air Wisconsin’s aircraft as they age result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. Any unexpected increase in Air Wisconsin’s maintenance costs as its fleet ages, or decreased revenue resulting from out-of-service periods, could have an adverse effect on our financial condition and operating results.

Air Wisconsin may experience disruption in service with any of its key third-party service providers, which could have a material adverse effect on our business, financial condition and results of operations.

Air Wisconsin’s reliance upon outside vendors to provide essential services critical to its operations may limit its ability to control the efficiency and timeliness of these contracted services. Air Wisconsin’s agreements with service providers are generally subject to termination upon the occurrence of certain events and, in a few cases, at the convenience of the provider. If Air Wisconsin’s third-party service providers terminate their contracts with it, experience bankruptcy or other financial hardship, or do not provide timely or consistently high-quality service for any reason, Air Wisconsin may not be able to replace them in a timely or cost-efficient manner, which could result in it experiencing increased costs, service delays, or maintenance issues, any of which could have a material adverse effect on our business, financial condition and results of operations.

Regulatory changes or tariffs could increase the costs and timing of necessary parts and aircraft and negatively impact our business and financial condition.

Air Wisconsin imports a substantial portion of the parts it needs. For example, the sole manufacturer of Air Wisconsin’s aircraft, Bombardier, is headquartered in Canada, and has sold its regional jet program, which includes the CRJ-200 regional jets comprising Air Wisconsin’s aircraft fleet, and the related services and support programs located in Canada to Mitsubishi. Although Mitsubishi is headquartered in Japan, we believe it intends to operate the regional jet operation it has acquired from Bombardier out of Canada. Air Wisconsin’s current engine maintenance agreement is with a maintenance and repair organization that performs its services in Canada. We cannot predict the impact of potential regulatory changes, or action by U.S. regulatory agencies, including the potential impact of tariffs or changes in international trade treaties on the costs or timing associated with acquiring aircraft parts and services. Our business may be subject to additional costs and uncertainty as a result of potential regulatory changes, which could have an adverse effect on our operations and financial results.

Should the passenger demand for air travel rebound following the COVID-19 pandemic, Air Wisconsin may experience difficulty hiring, training and retaining a sufficient number of qualified pilots, which may negatively affect our operations and financial condition.

Historically, the supply of qualified pilots to the airline industry has been limited, which created difficulty hiring, training and retaining a sufficient number of qualified pilots. In July 2013, the FAA issued stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the “FAA Qualification Standards”), and the FAA also mandated stricter rules to minimize pilot fatigue, increasing the number of pilots required to be employed for Air Wisconsin’s operations as they existed prior to the COVID-19 pandemic and correspondingly increasing Air Wisconsin’s labor costs. As a result of the significant decline in passenger demand due to the COVID-19 pandemic, there is no current shortage of qualified pilots in the airline industry.

If passenger demand for air travel increases following the COVID-19 pandemic, Air Wisconsin may again experience challenges in hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from the hiring needs of other airlines. Air Wisconsin has historically also experienced increases in time and resources required to train pilots due to several factors, including limited availability of flight simulators and instructors. If future pilot attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots, Air Wisconsin may be unable to fly the number of flights required under the United capacity purchase agreement, which may result in penalties under the agreement, that would negatively impact our operations and financial condition.

Information technology security breaches, hardware or software failures or other information technology infrastructure disruptions may negatively impact Air Wisconsin’s business, operations and financial condition.

The performance and reliability of Air Wisconsin’s technology, and the technology of United, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology or that of United could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs. Air Wisconsin’s technological systems and related data, and those of United, may be vulnerable to a variety of sources of interruption due to events beyond its control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

In addition, as a part of Air Wisconsin’s ordinary business operations, it collects and store sensitive data, including personal information of its employees and information of United. Air Wisconsin’s information systems are subject to an increasing threat of evolving cybersecurity attacks. Unauthorized parties may attempt to gain access to Air Wisconsin’s systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. Air Wisconsin may not be able to prevent all data security breaches or misuse of data. The compromise of Air Wisconsin’s technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees’, passengers’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and disruption to its operations any or all of which could adversely affect our business and financial condition.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming to resolve, divert management’s attention and resources, cause us to incur significant expenses or liability, and require us to change our business practices. Because of the potential risks, expenses and uncertainties associated with litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot be certain that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on the business, operating results, financial condition and liquidity of Air Wisconsin and United.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and by March 19, 2020, the U.S. Department of State issued a Level 4 “do not travel” advisory for all international travel due to the global impact of COVID-19.

Our business, as well as the industry in which Air Wisconsin operates, remains significantly impacted by the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic demand related to the COVID-19 pandemic, during the first quarter of 2020, resulting in a first quarter net loss. As of the date of this filing, United expects demand will remain suppressed for the remainder of 2020 and likely into 2021. As a result of lowered demand, United cut approximately 80% of its scheduled capacity for April 2020, and approximately 90% for May 2020 and June 2020. Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours flown, and United may impose continued reductions. The severity and duration of global health and financial impacts of the COVID-19 pandemic is difficult to predict; thus, the magnitude and scope of the impact of the COVID-19 pandemic on our business and future results of operations is highly uncertain and subject to change.

The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies employed by United, the duration and spread of COVID-19, the impact of COVID-19 on overall long-term demand for air travel, the impact of the COVID-19 pandemic on our financial health and operations and that of United, United’s compliance with the United capacity purchase agreement, and future governmental actions, all of which are highly uncertain and cannot be predicted. A long-term continuation of reduced passenger demand for air travel could have a material adverse effect, on our business, operating results, financial condition and liquidity. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth herein.

In addition, a further outbreak of COVID-19, an outbreak of another disease or similar public health threat, or any other event that would affect travel demand, travel behavior or travel restrictions, could have a material adverse impact on our business, financial condition and operating results and those of United. For more information, see the section entitled “Management’s Discussion and Analysis – Economic Conditions, Challenges and Risks Impacting Financial Results – COVID-19 Pandemic” within this Annual Report.

The airline industry is often negatively impacted by numerous factors that could have a material adverse effect on our business, results of operations and financial condition.

The business of airlines is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, facility disruptions, acts of war or terrorism, increased security measures, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenue, which in turn could adversely affect profitability. Because Air Wisconsin’s revenue (other than the portion of its revenue based on the number of aircraft covered under the United capacity purchase agreement) depends primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays could have a material adverse effect on our business, results of operations and financial condition.

In addition to the factors noted above, while Air Wisconsin is to some extent protected from certain market conditions under the United capacity purchase agreement, its operations and our financial condition are currently affected, and may in the future be affected, by many other industry factors and conditions beyond Air Wisconsin’s control, including, among others:

•	actual or potential changes in economic conditions, including disruptions in the credit markets, recession, inflation, increased interest rates or fluctuations in currency exchange rates;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism or other political instability;

•	changes in demand for airline travel or tourism;

•	changes in consumer preferences, perceptions, discretionary spending or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation or other factors; and

•	labor disputes, strikes, work stoppages, or similar matters impacting employees.

The effect of any of the foregoing factors or conditions on Air Wisconsin’s operations is difficult to forecast; however, the occurrence of any or all of such factors or conditions could materially and adversely affect its operations and our financial condition.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.

The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America in 2016, American Airlines and US Airways in 2013, Southwest and AirTran Airways in 2011, United and Continental Airlines in 2010 and Delta and Northwest Airlines in 2008. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom Air Wisconsin could enter into capacity purchase agreements. In addition, any further consolidation activity involving United, or reduction in the size of its network, could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to provide additional service to United. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs could negatively impact Air Wisconsin’s future growth opportunities.

In the course of consolidation, major airlines may also make other strategic changes, such as relocating or consolidating hubs. For example, in May 2020, United temporarily ceased Air Wisconsin’s operations at Washington-Dulles and significantly reduced Air Wisconsin’s average daily scheduled departures. While we expect Air Wisconsin to resume operations at Washington-Dulles in August, we cannot be certain whether these operations will be resumed, and whether United will make future changes to Air Wisconsin’s operations. If United were to make changes such as these in its strategy and operations, or otherwise decide to reduce the size of its network, Air Wisconsin’s operations and our financial results could be adversely impacted.

Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general. If additional terrorist attacks are launched against the airline industry, there may be lasting consequences of the attacks, which may include loss of life, property damage, increased security measures, higher insurance costs, increased concerns about future terrorist attacks and additional government regulation, among other factors. Additional terrorist attacks, and warnings that such attacks may occur, could negatively impact the airline industry, and result in decreased passenger traffic, increased flight delays or cancellations, as well as increased security, fuel and other costs. If a terrorist attack were to occur, whether or not involving Air Wisconsin’s aircraft, it could have a material adverse impact on our business and operations.

The occurrence of an aviation accident or incident involving Air Wisconsin or its aircraft type could negatively impact our financial condition and operating results.

An accident or incident involving Air Wisconsin’s aircraft could result in significant potential claims of injured passengers and others, as well as negative impacts on its operations resulting from the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. In the event of an accident, Air Wisconsin’s liability insurance may not be adequate to offset its exposure to potential claims, and it may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that Air Wisconsin’s operations are less safe or reliable than other airlines, which could negatively impact our operations and financial condition and operating results.

Furthermore, given that Air Wisconsin currently operates a single aircraft type, any accident or incident involving the CRJ-200 regional jet aircraft type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations, its relationship with United, and our financial results.

Air Wisconsin is subject to significant governmental regulation and potential regulatory changes.

All interstate air carriers, including Air Wisconsin, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. We cannot predict whether Air Wisconsin will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. Air Wisconsin incurs substantial costs in maintaining its current certification and otherwise complying with the laws, rules and regulations to which it is subject. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of Air Wisconsin’s aircraft for any reason may have a material adverse effect on our operations. Air Wisconsin’s business may also be subject to additional costs as a result of potential regulatory changes, which could have an adverse effect on Air Wisconsin’s operations and our financial results.

In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect Air Wisconsin’s operations and require that it incur substantial ongoing costs.

Air Wisconsin is subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Air Wisconsin is subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Air Wisconsin is or may be subject to new or proposed laws and regulations that may have a direct effect on its operations (or an indirect effect through its third-party specialists or airport facilities at which it operates). Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.

Similarly, Air Wisconsin is subject to environmental laws and regulations that require it to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that Air Wisconsin could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to it, which liability could have an adverse impact on our results of operations and financial condition.

Risks Related to the Company’s Common Stock

Because there is no active trading market for the Company’s common stock, the common stock may continue to be illiquid.

Although the Company’s common stock is traded under the symbol “HRBR” on the OTC Market, the trading volume for the common stock has historically been very limited. The Company has not listed, and does not currently intend to list, the Company’s common stock for trading on any national securities exchange. Accordingly, we expect the common stock to continue to be illiquid for the foreseeable future. Investors should be aware that an active trading market for the common stock may never develop or be sustained.

The price of the Company’s common stock has been and may continue to be volatile.

The trading price of the Company’s common stock has been volatile. We believe the Company’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•	the ongoing impact of the COVID-19 pandemic on demand for air travel, tourism, discretionary spending, consumer behavior and economic conditions;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	our actual or perceived need for additional capital;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations;

•	the illiquidity of the Company’s common stock;

•	market perceptions about our financial stability generally, and relative to our competitors, and perceptions about the financial stability of Air Wisconsin’s business partners;

•	market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service, and the operating performance, reliability and customer service of its partners and competitors;

•	factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;

•	other pandemics and other widespread outbreaks of communicable diseases;

•	announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors, including any new or amended capacity purchase agreement with United;

•	bankruptcies or other financial issues impacting Air Wisconsin’s partners or competitors;

•	purchases or sales of shares of the Company’s common stock by the Company or its principal stockholders;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the lack of publicly available historical financial information regarding the Company and its subsidiaries; and

•	general political or economic conditions.

In recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. These changes may occur without regard to the financial condition or operating performance of the affected companies. Accordingly, the price of the Company’s common stock could fluctuate based upon factors that have little or nothing to do with the Company, and these fluctuations could materially reduce the trading price of the Company’s common stock.

The concentration of ownership of the Company’s capital stock among a small number of stockholders could allow such stockholders to exert significant influence over the Company’s business plans and strategic objectives, control all matters submitted to the Company’s stockholders for approval, or deter a change in control transaction, any of which could negatively affect the trading price or trading volume of the Company’s common stock.

As of May 31, 2020, the Company had 54,863,305 shares of common stock outstanding. As of the same date, Amun held 20,000,000 shares of the Company’s common stock, representing approximately 28.0% of the fully diluted shares of capital stock of the Company, and Southshore held 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock, representing approximately 23.1% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Convertible Redeemable Preferred Stock into common stock). The shares of Series C Convertible Redeemable Preferred Stock are generally authorized to vote with the Company’s common stock. As a result, Amun and Southshore collectively control a majority of the voting power of the Company’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to the Company’s stockholders for approval. These stockholders may manage the Company’s business in ways in which certain investors disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving the Company’s stockholders of an opportunity to receive a premium for their capital stock, or otherwise negatively affecting the trading price or trading volume of the Company’s common stock.

Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his indirect ownership of 19.6% of the outstanding equity of Amun. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Company’s Series C Convertible Redeemable Preferred Stock held by Southshore due to his status as a member of the board of managers of Southshore, and his direct or indirect ownership of 19.6% of the outstanding equity of Southshore. Accordingly, Mr. Bartlett may be able to exercise influence over decisions involving the voting or disposition of shares of the Company’s capital stock. However, Mr. Bartlett does not control voting or investment decisions made by either Amun or Southshore.

The Company may suspend its obligation to comply with SEC filing requirements in future periods, and thereby cease filing reports and other information with the SEC, which could have the effect of reducing the trading volume and trading price of the Company’s common stock.

In February 2012, the Company’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending the Company’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. As a result, prior to this Annual Report, the last periodic report filed by the Company was the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on January 20, 2012. As of January 1, 2020, the Company no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act. As a result, the Company determined that it is currently required to file reports and other information with the SEC pursuant to Section 15(d) of the Exchange Act.

The Company has incurred significant direct and indirect costs, and diversion of management time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of this Annual Report, the audit of the financial statements contained in this Annual Report in accordance with SEC rules and the Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. The Company expects to incur significant additional costs relating to its public reporting obligations, which could have a negative impact on the Company’s results of operations.

The Company would again become eligible to suspend its public reporting obligations if it (i) determines it has fewer than 300 stockholders of record (as determined in accordance with applicable SEC rules) as of certain points in time, (ii) does not file registration statements pursuant to the Securities Act, and (iii) meets certain other requirements under applicable SEC rules. In the event the Company becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which would result in the Company no longer being required to file SEC reports. If the Company ceases filing reports and other information with the SEC, it would significantly reduce the amount of publicly available information about the Company and its subsidiaries, which could have the effect of reducing the trading volume and trading price of the Company’s common stock.

In addition, notwithstanding that the Company is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, the Company does not have a class of securities registered pursuant to Section 12 of the Exchange Act. As a result, the Company is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, there may be significantly less information available about the Company, including its governance policies and ownership structure, than is available for other public reporting companies, which may reduce demand for the Company’s common stock and further reduce the trading volume and trading price.

Provisions in the Company’s charter documents and the United capacity purchase agreement might deter acquisition bids, which could adversely affect the value of the Company’s common stock.

The Company’s amended and restated certificate of incorporation and amended and restated bylaws, as well as the United capacity purchase agreement, contain provisions that, among other things:

•

prohibit the transfer of any shares of the Company’s capital stock that would result in (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-2T(g)) of the Company’s then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of the Company’s then-outstanding capital stock;

•

authorize the Company’s board of directors, without stockholder approval, to authorize and issue preferred stock with powers, preferences and rights that may be senior to the Company’s common stock, that could dilute the interest of, or impair the voting power of, holders of the Company’s common stock and could also have the effect of discouraging, delaying or preventing a change of control;

•

establish advance notice procedures that stockholders must comply with in order to nominate candidates to the Company’s board of directors and propose matters to be brought before an annual or special meeting of the Company’s stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company;

•

authorize a majority of the Company’s board of directors to appoint a director to fill a vacancy created by the expansion of the Company’s board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on the Company’s board of directors;

•

give the Company’s board of directors exclusive authority to set the number of directors and increase or decrease the number of directors by one or more resolutions, which may prevent stockholders from being able to fill vacancies on the Company’s board of directors;

•	restrict the ability of stockholders to call special meetings of stockholders; and

•

with respect to the United capacity purchase agreement, provide that a change of control of Air Wisconsin results in a termination event under the agreement, pursuant to which United may terminate its relationship with Air Wisconsin.

The requirement that Air Wisconsin remain a citizen of the United States limits the potential purchasers of the Company’s common stock.

Under DOT regulations and federal law, Air Wisconsin must be owned and controlled by citizens of the United States as that term is defined in the Federal Aviation Act and interpreted by DOT. The restrictions imposed by federal law and regulations limit who can purchase Air Wisconsin’s equity securities in the following ways:

•	at least 75% of Air Wisconsin’s voting equity securities must be owned and controlled, directly and indirectly, by persons or entities who are citizens of the United States;

•

at least 51% of Air Wisconsin’s total outstanding equity securities must be owned and controlled by U.S. citizens and no more than 49% of Air Wisconsin’s equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country; and

•	citizens of foreign countries that have not entered into an “open skies” air transport agreements with the U.S. may hold no more than 25% of Air Wisconsin’s total outstanding equity securities.

The restrictions on foreign ownership of Air Wisconsin’s equity securities may impair or prevent a sale of common stock by a stockholder of the Company and may adversely affect the price at which a stockholder can sell the Company’s common stock. We cannot predict the effect that these restrictions may have on the price of the Company’s common stock.

The Company’s amended and restated certificate of incorporation and amended and restated bylaws limit certain transfers of the Company’s stock in order to preserve the Company’s ability to use its net operating loss carryforwards, which could have an effect on the value and liquidity of the Company’s common stock.

To reduce the risk of a potential adverse effect on the Company’s ability to use its net operating loss carryforwards for federal income tax purposes, the Company’s amended and restated certificate of incorporation and amended and restated bylaws prohibit certain transfers of shares of the Company’s capital stock that could result in adverse tax consequences by impairing the Company’s ability to utilize its net operating loss carryforwards. These transfer restrictions are subject to a number of rules and exceptions, and generally may only be repealed or amended by the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company’s capital stock. These transfer restrictions apply to the beneficial owners of the shares of the Company’s capital stock. The Company’s board of directors also has the ability to grant certain waivers and to modify certain terms with respect to transfers of the Company’s stock that would otherwise be prohibited. The transfer restrictions contained in the Company’s amended and restated certificate of incorporation and amended and restated bylaws may limit demand for the Company’s common stock, which may adversely affect the price at which a stockholder can sell the Company’s common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial, any of which could also adversely affect the trading price of the Company’s common stock.

The Company currently does not intend to pay dividends on its common stock and, consequently, the only opportunity to achieve a return on an investment in the Company’s common stock may be the appreciation in value of the price of the Company’s common stock.

The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends on such shares in the foreseeable future. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. In addition, the PSP Agreement that Air Wisconsin entered into in April 2020 with the U.S. Department of the Treasury pursuant to the recently enacted CARES Act prevents it from paying dividends prior to October 1, 2021. Thus, the source of any future dividends may be limited to cash available from the Company’s other subsidiaries. Any future determination to pay dividends will be at the discretion of the Company’s board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the Company’s board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the Company’s common stock. However, as a result of numerous risks and uncertainties described in this Annual Report, the trading price of the Company’s common stock may not appreciate and may decline significantly.

As a “smaller reporting company,” the Company may avail itself of reduced disclosure requirements, which may make the Company’s common stock less attractive to investors.

The Company is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either (i) the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million or (ii) if the market value of the Company’s common stock held by non-affiliates is less than $700 million, and the annual revenue of the Company is less than $100 million during the most recently completed fiscal year. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public reporting companies. These exemptions include reduced financial disclosure and disclosure regarding executive compensation. Investors may find the Company’s common stock less attractive because it relies on these exemptions, which could lead to a less active trading market for the Company’s common stock and of the Company’s common stock price.

Complying with the requirements of public reporting companies under the Exchange Act, including the requirement for management to assess our disclosure controls and procedures and internal control over financial reporting, will increase our operating costs and divert management’s attention from executing our business strategy.

The Company is subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that it file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our disclosure controls and procedures and, in future periods, we will be required to assess the effectiveness of our internal control over financial reporting. Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs, made some of our business activities more difficult or costly, and increased demand on our management team.

Significant resources and management oversight may be required to maintain and, as required, enhance our disclosure controls and procedures and internal control over financial reporting. As discussed below, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. We may incur significant costs in an effort to remediate these material weaknesses and enhance our controls and procedures. In addition, these efforts may divert management’s attention from other business concerns, which could harm our results of operations.

As a result of our compliance with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, will become publicly available, which may result in threatened or actual litigation or other disputes with our key constituents. If such claims are successful, our business and results of operations could suffer, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.

Further, the Company’s status as a public reporting company has significantly increased the cost of its director and officer liability insurance, and the Company may be required to accept reduced coverage or incur substantially higher costs in the future to obtain similar coverage. These factors, or other risks associated with being a public reporting company, could make it more difficult for us to attract and retain qualified members of the Company’s board of directors and executive officers, and it may increase the cost of their services.

Our independent registered public accounting firm has identified material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements to our financial statements in future periods.

As further discussed in the section entitled “Controls and Procedures” within this Annual Report, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The identified material weaknesses as of December 31, 2019 primarily relate to: (i) the application of accounting treatment for certain complex and non-routine transactions, (ii) the adoption of new accounting standards related to Topic 606 and Topic 842, (iii) the establishment and design of processes and controls to document and monitor certain controls over financial reporting, (iv) the design of controls for user access rights related to certain information technology systems, and (v) the accounting for valuation allowances on deferred tax assets. While we intend to enhance our controls and procedures, and to remediate the material weaknesses that remain unremediated, we cannot be certain that these measures will be successful in remediating these material weaknesses, or preventing future significant deficiencies or material weaknesses in internal control over financial reporting. We expect to incur significant costs and diversion of management resources in an effort to remediate any material weaknesses and enhance our controls and procedures. During our ongoing evaluation of our controls and procedures, we may identify additional control deficiencies, which could give rise to additional material weaknesses or significant deficiencies. The material weaknesses described above, or any newly identified material weaknesses, could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of the Company’s common stock.

The Company may be at increased risk of securities class action litigation.

In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations.

If securities or industry analysts do not publish reports about our business, an active trading market for the Company’s common stock may not develop.

The extent of any trading market for the Company’s common stock will depend, in part, on any research and reports that securities or industry analysts publish about us or our business. We are not currently aware of any analysts who cover the Company nor do we expect any analysts to commence coverage in the foreseeable future. Investors should not purchase the Company’s common stock with the expectation that we will have analyst coverage, or that an active trading market for the Company’s common stock will be developed or sustained.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft Fleet

As of December 31, 2019, Air Wisconsin owned and leased 64 CRJ-200 regional jets, consisting of the following:

Type of Aircraft	Owned	Leased	Total	Passenger Capacity
CRJ-200 Regional Jet	51	13	64	50

As of May 31, 2020, Air Wisconsin owned and leased 64 CRJ-200 regional jets, consisting of the following:

Type of Aircraft	Owned	Leased	Total	Passenger Capacity
CRJ-200 Regional Jet	62	2	64	50

The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.

On January 17, 2020, the Company completed the acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of shares of the Company’s Series C Convertible Redeemable Preferred Stock. Air Wisconsin had leased each of these regional jets prior to the acquisition. For more information, see the section entitled “Certain Relationships and Related Transactions, and Director Independence – Transactions with Southshore Leasing, LLC and Southshore Affiliates” within this Annual Report.

On May 22, 2020, Air Wisconsin acquired eight additional CRJ-200 regional jets in a single transaction for an aggregate purchase price of $3.0 million. Air Wisconsin had leased each of these regional jets prior to the acquisition.

On June 1, 2020, Bombardier consummated an agreement with Mitsubishi, pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, including type certificates, maintenance, support, refurbishment, marketing and sales activities. Air Wisconsin does not have any existing arrangements with Bombardier or Mitsubishi to acquire additional aircraft.

The following table summarizes Air Wisconsin’s ASMs flown and contract revenue recognized under the United capacity purchase agreement and the capacity purchase agreement between Air Wisconsin and American Airlines (which expired in February 2018) for the years ended December 31, 2019 and 2018, respectively.

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)				(in thousands)
United	1,925,371	$263,495	¢	13.69	1,722,295	$233,573	¢	13.56
American	—	$—	¢	—	40,765	$6,979	¢	17.12

Total	1,925,371	$263,495	¢	13.69	1,763,060	$240,552	¢	13.64

Facilities

In addition to aircraft, Air Wisconsin has offices, crew bases and maintenance facilities to support its operations. Each of Air Wisconsin’s material facilities held as of December 31, 2019 is summarized in the following table:

Type	Location	Ownership	Approximate Square Footage
Corporate Headquarters	Appleton, Wisconsin	Leased	20,140
Maintenance Hangar	Appleton, Wisconsin	Leased	37,200
Disaster Recovery Center	Appleton, Wisconsin	Leased	2,610
Inflight Training Center	Appleton, Wisconsin	Leased	1,541
Maintenance Hangar	Columbia, South Carolina	Leased	35,300
Maintenance Hangar	Dayton, Ohio	Leased	21,500
Maintenance Hangar	Milwaukee, Wisconsin	Leased	60,000

The Inflight Training Center lease expired in February 2020, and following such expiration the Inflight Training Center was moved to the Maintenance Hangar located in Appleton, Wisconsin. All other leases above are long term and expire between May 2022 and November 2033.

As of May 31, 2020, the Company was in the process of closing its maintenance hangar in Columbia, South Carolina.

In July 2003, Air Wisconsin financed a hangar through the issuance of approximately $4.3 million principal amount of City of Milwaukee, Wisconsin variable rate industrial development bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest was payable semiannually. On May 1, 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the balance sheets. The hangar is accounted for as a right-of-use asset.

We believe Air Wisconsin’s facilities are suitable and adequate for its current and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings or investigatory inquiries arising from, or related to, matters incident to the ordinary course of our business activities, including, without limitation, actions involving contractual matters, employment law, intellectual property, corporate governance, and regulatory matters. Although the results of such legal proceedings or investigatory inquiries cannot be predicted with certainty, we believe that we are not currently a party to any legal proceedings or investigatory inquiries which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome of such matters, legal proceedings or investigatory inquiries may generally have an adverse impact on us as a result of defense and settlement costs, compliance costs, diversion of management resources, and other factors. As of December 31, 2019, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal proceedings and investigatory inquiries then outstanding, whether individually or taken together, was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently traded on the OTC Market under the symbol “HRBR.” The Company has not listed, and does not currently intend to list, the Company’s common stock for trading on any national securities exchange. Accordingly, we expect the Company’s common stock to continue to be illiquid for the foreseeable future. Investors should be aware that an active trading market for the Company’s common stock may never develop or be sustained.

The common stock of Harbor BioSciences, Inc., the Company’s predecessor, was delisted from the NASDAQ Capital Market on September 23, 2010, at which time the Company’s common stock commenced trading on the Over-The-Counter Bulletin Board (“OTCBB”). The Company’s common stock was subsequently delisted from the OTCBB on August 17, 2011 as a result of the filing of a Form 15 by Harbor BioSciences, Inc. with the Securities and Exchange Commission pursuant to Rule 12g-4 under the Exchange Act of 1934, as amended, and subsequently commenced trading on the OTC Market.

Holders of Record

As of January 1, 2020, there were approximately 361 holders of record of the Company’s common stock. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company, LLC.

Dividends

The Company has not declared or paid any cash dividends on its capital stock. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. In addition, the Payroll Support Program Agreement that Air Wisconsin entered into in April 2020 with the U.S. Department of the Treasury pursuant to the recently enacted federal Coronavirus Aid, Relief, and Economic Security Act prevents it from paying dividends prior to October 1, 2021. As a result, the source of any future dividends may be limited to existing cash available at the Company and from its other subsidiaries. Any future determination to pay dividends will be at the discretion of the Company’s board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the Company’s board of directors deems relevant.

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the year ended December 31, 2019. On January 17, 2020, the Company completed the acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock. This sale of securities was made pursuant to the exemption from the registration provisions of the Securities Act for issuances not involving a public offering provided by Rule 506 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company,” the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and the other financial information included within this Annual Report on Form 10-K (this “Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the Items entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

Harbor Diversified, Inc. is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier that, as of December 31, 2019, provided scheduled passenger service to 81 cities in 31 states. Harbor Diversified, Inc. is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity with no material assets. Because Harbor Diversified, Inc. consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to Harbor Diversified, Inc., unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor Diversified, Inc. and its consolidated subsidiaries, they may be jointly referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as the “Company.”

In compliance with the requirements of Rule 12h-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s predecessor filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to deregister its common stock. Among other things, the filing of the Form 15 had the effect of suspending the Company’s obligation, pursuant to Section 15(d) of the Exchange Act, to file the reports and other information required by Section 13(a) of the Exchange Act. However, as of January 1, 2020, which is the first day of the Company’s current fiscal year, the Company determined it no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act. As a result, the Company determined it was required to file this Annual Report no later than 120 days after the end of such fiscal year, or by April 29, 2020 (the “Original Filing Deadline”). However, on March 4, 2020, in response to the novel coronavirus (“COVID-19”) pandemic, the SEC issued an order under Section 36 of the Exchange Act (SEC Release No. 34-88465), which provides relief to reporting companies that are unable to timely comply with their filing obligations as a result of the impacts and disruptions caused by the COVID-19 pandemic if certain conditions are satisfied (the “SEC Order”). The Company relied on the SEC Order to extend the due date for the filing of this Annual Report. The Company subsequently provided a notification of late filing pursuant to Rule 12b-25(b) under the Exchange Act to further extend the due date for the filing of this Annual Report.

For the year ended December 31, 2019, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets with an average of approximately 284 daily departures under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenue for the year ended December 31, 2019, and more than 97% of our operating revenue for the year ended December 31, 2018, was derived from operations associated with the United capacity purchase agreement. Prior to March 2018, Air Wisconsin flew for American Airlines (and its predecessor, US Airways) for over ten years.

Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The United capacity purchase agreement also has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers from flight to flight. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access.

The sharp decline in airline travel demand due to the COVID-19 pandemic has had a material negative impact on the airline industry. As a result of lower demand, United cut approximately 80% of its scheduled capacity for April 2020, and approximately 90% of its capacity for May and June 2020. In May 2020, United temporarily ceased Air Wisconsin’s operations at Washington-Dulles, where Air Wisconsin expects to resume operations in August 2020, and reduced Air Wisconsin’s average daily scheduled departures to 45, compared to 290 in February 2020 and 284 in December 2019. In June 2020, Air Wisconsin provided scheduled passenger service to 20 cities in 12 states. Air Wisconsin has taken a number of measures to mitigate the health risks and economic impact of the COVID-19 pandemic. For more information, see the sections entitled “Business – Impact of COVID-19 on Our Business and Industry,” and “Risk Factors” within this Annual Report, as well as the section entitled “– COVID-19 Pandemic” within this Annual Report.

2019 Financial Highlights

For the year ended December 31, 2019, we had total operating revenue of $263.6 million, a 9.6% increase, compared to $240.6 million for the year ended December 31, 2018. Net loss for the year ended December 31, 2019 was $(19.2) million, or a net loss of $(.35) per share, compared to net income of $181.3 million, or $3.30 per basic share, and $3.27 per diluted share for the year ended December 31, 2018. See Note 12, Earnings per Share, and Note 13, Stock Options, in our audited consolidated financial statements included in this Annual Report. Net income in 2018 was driven by the gain on the extinguishment of debt of $198.7 million resulting from the troubled debt restructuring in December 2018.

During the year ended December 31, 2019, we increased our completed block hours by 12,557, or 8.4%, compared to the year ended December 31, 2018.

Economic Conditions, Challenges and Risks Impacting Financial Results

We believe that, although the United capacity purchase agreement reduces Air Wisconsin’s exposure to certain risks, its operating and business performance is driven by various factors that typically affect regional airlines and their markets, including factors that affect the broader airline and travel industries. The following key factors may materially affect our future performance.

COVID-19 Global Pandemic. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and, in response, federal, state, local, and foreign governments have implemented travel recommendations and restrictions, “shelter-in-place” guidelines, and similar restrictions in an attempt to control the spread and mitigate the impact of COVID-19. In the United States, public events, such as conferences, sporting events and concerts have been canceled. Such restrictions, orders and guidelines have resulted in mandatory closure of “non-essential” businesses, resulting in significant disruptions to businesses and global financial markets, leading to an immediate and unprecedented material decline in demand for all air travel.

In April 2020, the International Air Transport Association reported that April 2020 seat capacity was 60% lower than that of April 2019. Roughly two-thirds of the global commercial fleet was grounded by the end of April. On May 28, the Transportation Security Administration reported that 87% fewer people passed through U.S. airport checkpoints than on the same day in the previous year. Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic. As of the date of this filing, Miami Air International, RavnAir Group, Trans States Airlines and Compass Airlines, each domestic regional or charter airlines, either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations.

Air Wisconsin’s business, as well as the industry in which it operates, remains significantly impacted by the unprecedented material decline in demand for air travel resulting from the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic demand related to the COVID-19 pandemic during the first quarter of 2020 and, as of the date of this filing, has stated that it expects demand will remain suppressed for the remainder of 2020 and likely into 2021. As a result of lowered demand, United cut approximately 80% of its scheduled capacity for April 2020, and approximately 90% for May and June 2020. Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours actually flown, and United may impose continued reductions. The severity and duration of global health and financial impacts of the COVID-19 pandemic are difficult to predict; thus, the magnitude and scope of the effects of the COVID-19 pandemic on our business and future results of operations are highly uncertain and subject to change.

We have taken a number of actions in response to the financial uncertainty and health concerns raised by the COVID-19 pandemic. We have implemented cost-saving initiatives to mitigate the impact of the COVID-19 outbreak on our financial position and operations while also protecting the safety of our customers and employees. Air Wisconsin has delayed certain planned capital expenditures and operating expenditures for the remainder of 2020, through actions such as delaying planned heavy airframe maintenance events, delaying maintenance events associated with engines and rotable parts, offering voluntary short-term unpaid leave to employees, suspending all pay increases and bonuses for salaried employees, and instituting a company-wide hiring freeze.

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), intended to provide economic relief to United States businesses affected by the COVID-19 pandemic, was signed into law. In April 2020, Air Wisconsin received a $10.0 million loan under the small business Paycheck Protection Program established under the CARES Act and administered by the Small Business Administration (“SBA”). The loan is forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, rent, mortgage payments and utility costs. In April 2020, Air Wisconsin was also granted approximately $41.0 million of payroll support pursuant to a Payroll Support Program Agreement (the “PSP Agreement”) entered into with the U.S. Department of the Treasury and offered under the CARES Act, of which approximately $20.5 million has been received, with the remaining amount to be paid ratably in July, August and September, 2020. These funds will be used to pay for the salaries and benefits of Air Wisconsin’s employees. The PSP Agreement contains various covenants, including that the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin cannot involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin cannot reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. Through September 30, 2021, the PSP Agreement also prohibits: (i) Air Wisconsin or any of its affiliates from purchasing an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange and (ii) Air Wisconsin from paying dividends, or making any other capital distributions, with respect to the common stock (or equivalent equity interest) of Air Wisconsin. In addition, the CARES Act authorizes the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support under the CARES Act until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin.

Contract Disputes. More than 99% of our operating revenue for the year ended December 31, 2019 was derived from operations associated with the United capacity purchase agreement. Long-term contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute between United and Air Wisconsin exists under the United capacity purchase agreement with respect to certain amounts owed to Air Wisconsin under the terms of the agreement and with respect to United’s failure to schedule the covered aircraft in accordance with the minimum scheduling parameters contained in the agreement as a result of the COVID-19 pandemic. We cannot predict the outcome of these disputes, or any related negotiations, on the terms of the United capacity purchase agreement or our relationship with United.

Market Volatility. The airline industry is volatile and affected by economic cycles and other factors, such as tourist activity, consumer confidence, discretionary spending, fear of terrorism or war, global pandemics, as well as economic conditions, fare initiatives, fuel prices, labor actions, changes in governmental regulations, changes in taxes and fees, and weather. These factors have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional airlines. The effect of economic cycles and these other factors may be somewhat mitigated by Air Wisconsin’s reliance on the United capacity purchase agreement. If, however, United experiences a prolonged decline in passenger demand, or is negatively affected by low ticket prices or high fuel cost, it may materially reduce or inefficiently schedule Air Wisconsin’s scheduled flights in order to reduce its costs. Our financial performance could be negatively impacted by any adverse changes to the utilization of Air Wisconsin’s aircraft or operating efficiency of the flights scheduled under the United capacity purchase agreement.

Competition. The airline industry is highly competitive. Air Wisconsin competes principally with other regional airlines. We believe that major airlines typically award capacity purchase agreements to regional airlines based on the following criteria: aircraft fleet type; ability to fly proposed schedules; availability of labor resources, including pilots; proposed economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors. Air Wisconsin’s ability to renew its existing agreement and earn additional flying opportunities in the future will depend, in significant part, on its ability to maintain a low-cost structure competitive with other regional air carriers.

Maintenance Contracts, Costs and Timing. Air Wisconsin’s employees perform routine airframe and engine maintenance along with periodic inspections of equipment at its maintenance facilities. It also uses third-party vendors for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for Air Wisconsin’s aircraft. As of December 31, 2019, the average age of Air Wisconsin’s CRJ-200 regional jets was approximately 17.3 years. We expect that maintenance costs will increase as its fleet continues to age.

We use the direct expense method of accounting for Air Wisconsin’s maintenance of airframes, rotable parts, and normal recurring maintenance pursuant to which we recognize the expense when the maintenance work is completed. We use the deferral method of accounting for planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled shop visit.

While Air Wisconsin keeps a record of expected maintenance events, the actual timing and costs of maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs.

Aircraft Leases. As of December 31, 2019, and May 31, 2020, Air Wisconsin had thirteen and two aircraft in its fleet under lease, respectively. In order to determine the proper classification of its leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of the aircraft, as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management to assess whether the lease is classified as an operating lease or a finance lease under existing accounting standards. All of Air Wisconsin’s aircraft leases have been classified as operating leases. Under the new accounting standard Accounting Standards Codification (“ASC”) 842 that the Company adopted in 2019, these leases have been included on the Balance Sheet under Other Assets as operating lease right-of-use assets.

See Note 1, Recently Adopted Standards, and Note 7, Lease Obligations, in our audited consolidated financial statements included in this Annual Report for a detailed discussion of the new lease accounting standards contained in ASC 842.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2019, Air Wisconsin had 1,350 full-time employees and 27 part-time employees, for a total of 1,377 employees, of which 1,095 were represented by unions. Air Wisconsin’s pilots, represented by the Airline Pilots Association, ratified a three-year extension to their collective bargaining agreement with Air Wisconsin in November 2019, and the agreement now becomes amendable in November 2022. Air Wisconsin’s collective bargaining agreements with its mechanics and related employees, represented by the International Association of Machinists and Aerospace Workers, and with its aircraft attendants, represented by the Association of Flight Attendants, are both amendable and both are in mediated negotiations. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with Air Wisconsin’s unionized employees may adversely affect Air Wisconsin’s ability to conduct business.

Availability and Training of Qualified Pilots. On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which, among other things, increased the required training time for new airline pilots from 250 hours to 1,500 hours of flight time. These changes dramatically reduced the supply of qualified pilot candidates eligible for hiring by the airline industry and, in response, regional airlines implemented significant pilot wage and bonus increases. In recent years, Air Wisconsin experienced a significant increase in pilot attrition, and our results of operations may be negatively impacted if Air Wisconsin is unable to hire and train pilots in a timely manner; however, as a result of the reduction in scheduled flights due to the COVID-19 pandemic, the airline industry is currently experiencing a surplus of pilots.

See the section entitled “Risk Factors” within this Annual Report for a discussion of certain risks and uncertainties applicable to our business and operations.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. While Air Wisconsin’s operations can be negatively impacted by factors outside of its control, including inclement weather, the United capacity purchase agreement mitigates some of the risks associated with seasonal fluctuations.

Components of Our Results of Operations

The following discussion summarizes the key components of our consolidated statements of operations.

Operating Revenue

Our consolidated operating revenue consists primarily of contract revenue from flight services.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to the United capacity purchase agreement, along with the additional amounts received based on the number of flights and block hours flown. The United capacity purchase agreement includes provisional cash payments four times a month based on a projected level of flying each month. Air Wisconsin and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis.

Contract Services and Other. Contract services and other revenue are not material and primarily consist of the sale of parts.

Operating Expenses

Our operating expenses consist of the following items:

Payroll and Related Costs. Payroll and related expenses primarily relate to wages, benefits and payroll taxes for all Air Wisconsin’s employees, as well as costs related to lodging of our flight crews and crew training expenses.

Aircraft Fuel and Oil. Substantially all aircraft fuel and related fueling costs for flying under the United capacity purchase agreement are directly paid and supplied by United; we do not record any revenue or expense for such fuel. We include the cost of aircraft oil, which we are responsible for under the United capacity purchase agreement, although that expense is not material.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs include costs related to airframe and rotable overhauls, normal recurring maintenance and the cost of aircraft materials and parts related to Air Wisconsin’s CRJ-200 regional jets. With the exception of engine overhauls, we record these costs using the direct expense method of accounting, pursuant to which the expense is recognized when the maintenance work is completed. As a result of using the direct expense method, the timing of maintenance expense reflected in the financial statements may vary from period to period. We capitalize engine overhaul costs, and the amortization expense is included in aircraft maintenance, materials and repairs using the deferral method of accounting; the engine overhaul costs are amortized over the estimated useful life of the overhaul measured in engine cycles remaining until the next scheduled shop visit.

Aircraft Rent. Aircraft rent includes costs related to leased aircraft, including any lease termination expenses related to aircraft acquired prior to the end of their lease term.

Other Rents. Other rents include expenses related to leased engines, costs related to leased flight simulators used to train Air Wisconsin’s pilots, and building rents such as crew and maintenance bases and corporate office space.

Depreciation, Amortization and Obsolescence. Depreciation expense is a periodic non-cash charge primarily related to aircraft, engine and rotable parts depreciation. Obsolescence expense is a periodic non-cash charge primarily related to the provision for obsolescence on our expendable aircraft parts.

Purchased Services and Other. Purchased services and other expense primarily includes third-party aircraft line maintenance support in Chicago (O’Hare) and Washington (Dulles), information technology systems, legal fees, professional and technical fees, insurance and property taxes and other administrative expenses. The majority of insurance and property taxes are pass-through costs to United.

Other (Expense) Income, Net

Interest Expense. Interest expense is interest primarily relating to Air Wisconsin’s debt under the Aircraft Credit Agreements and the Other Credit Agreements.

Interest Income. Interest income includes interest income earned on our cash and cash equivalent balances.

Other. Other income (expense) includes income (expense) derived from activities not classified in any other area of the consolidated statements of income.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, “Segment Reporting,” we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flight services in accordance with the United capacity purchase agreement.

Our chief operating decision maker uses condensed consolidated financial information to evaluate our performance, which is the same basis on which she communicates our results and performance to the Company’s board of directors. She bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in Note 1, Recently Adopted Standards, in our audited consolidated financial statements included in this Annual Report, and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

We had an operating loss of $(20.6) million in the year ended December 31, 2019, compared to an operating loss of $(24.5) million in the year ended December 31, 2018. In the year ended December 31, 2019, we had a net loss of $(19.2) million compared to net income of $181.3 million in the year ended December 31, 2018.

Operating Revenue

	Year Ended December 31,
	2019		2018		Change
Operating Revenue ($ in thousands):
Contract Revenue	$263,495		$240,552		$22,943	9.5%
Contract Services and Other	110		58		52	89.6%

Total operating revenue	$263,605		$240,610		$22,995	9.5%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	1,925,371		1,763,060		162,311	9.2%
Block Hours	161,566		149,009		12,557	8.4%
Revenue Passenger Miles (RPMs) (in thousands)	1,548,728		1,400,982		147,746	10.6%
Average stage length (in miles)	373		358		15	4.2%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	13.69	¢	13.64	¢	$.0004	0.3%
Passengers	4,109,788		3,854,624		255,164	6.6%

Total operating revenue increased by $23.0 million, or 9.5%, during the year ended December 31, 2019, compared to the year ended December 31, 2018. Contract revenue in 2019 increased by $22.9 million, or 9.5%, primarily due to an increase in flying and an increase in performance incentive revenue under the United capacity purchase agreement. Air Wisconsin’s block hours flown during the year ended December 31, 2019 increased 8.4%, compared to the year ended December 31, 2018, due to increased flying with United resulting from improved productivity and the completion of our fleet transition from American.

Operating Expenses

	Year Ended December 31,
	2019	2018	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$126,505	$125,094	$1,411	1.1%
Aircraft Fuel and Oil	172	129	43	33.3%
Aircraft Maintenance, Materials and Repairs	57,827	55,118	2,709	4.9%
Aircraft Rent	43,118	32,945	10,173	30.8%
Other Rents	8,372	9,523	(1,151)	(12.1)%
Depreciation, Amortization and Obsolescence	25,238	22,145	3,093	13.9%
Purchased Services and Other	23,235	20,154	3,081	15.3%
				%

Total Operating Expenses	$284,467	$265,108	$19,359	7.3%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	1,925,371	1,763,060	162,311	9.2%
Block Hours	161,566	149,009	12,557	8.4%
Average Stage Length (in miles)	373	358	15	4.1%
Departures	105,360	100,090	5,270	5.3%

Payroll and Related Costs. Payroll and related costs increased $1.4 million, or 1.1%, to $126.5 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by an increase in pilot wages and pilot training expenses offset by improved pilot productivity, and an increase in salaried employee wages and benefits resulting from filling authorized open positions.

Aircraft Fuel and Oil. Substantially all fuel costs related to flying under Air Wisconsin’s capacity purchase agreement with American (during January and February of 2018) and the United capacity purchase agreement during the years ended December 31, 2019 and 2018 were directly paid to suppliers by American and United, respectively. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $2.7 million, or 4.9%, to $57.8 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily driven by a $3.0 million increase in airframe heavy check repairs an increase of $1.6 million in engine repairs and materials, an increase of $0.5 million in amortization expense relating to major engine overhauls, an increase of $0.5 million in materials scrap expense and a decrease of $2.9 million in other airframe repairs and other maintenance costs.

Aircraft Rent. Aircraft rent expense increased $10.2 million, or 30.8%, to $43.1 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily attributable to non-cash lease termination expenses of $19.4 million relating to Air Wisconsin’s acquisition of 14 CRJ-200 aircraft in July 2019 offset by a decrease of $9.2 million in reduced rent expense for these aircraft for the remaining six months of 2019. See Note 4, Property and Equipment, in our audited consolidated financial statements included in this Annual Report.

Other Rents. Other rents expense decreased $1.2 million, or 12.1%, to $8.4 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This decrease was primarily due to a decrease of $1.1 million in spare engine rents, a decrease of $0.8 million in flight training simulator rental expense and an increase of $0.7 million in building rent expense.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $3.1 million, or 13.9%, to $25.2 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily attributable to Air Wisconsin’s acquisition of 14 aircraft that were previously leased to it as well as the acquisition of new engines. See Note 4, Property and Equipment, in our audited consolidated financial statements included in this Annual Report.

Purchased Services and Other. Purchased services and other expense increased $3.1 million, or 15.3%, to $23.2 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily due to a loss of approximately $2.5 million on the sale of fifteen unserviceable engines, an increase of $0.8 million in legal fees and a decrease of $0.2 million in all other purchased services.

Other Income (Expense)

Interest Income. Interest income increased $0.3 million, or 25.6%, to $1.3 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily due to an increase in interest rates in 2019 and an increase of approximately $9.2 million year-over-year in our cash and cash equivalents available for investing.

Interest Expense. Interest expense decreased $11.6 million, or 86.6%, to $1.8 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This decrease was primarily due to the decrease of approximately $176.8 million in principal resulting from the restructuring of Senior Aircraft Notes and Subordinated Aircraft Notes that occurred in December 2018. Further, as part of the troubled debt restructuring, the expected future undiscounted interest payments of $16.5 million were capitalized as part of the carrying value of the debt.

Gain on Extinguishment of Debt. The gain on extinguishment of debt of approximately $198.7 million for the year ended December 31, 2018 resulted from the troubled debt restructuring of Senior Aircraft Notes and Subordinated Aircraft Notes that occurred in December 2018. The primary elements of the gain resulted from the decrease in principal of approximately $176.8 million, the decrease in accrued interest of approximately $37.2 million, offset by the future undiscounted interest payments of $16.5 million which were capitalized as part of the carrying value of the restructured debt.

Other Income (Expense). Other income decreased $11.9 million, or 82.6%, to $2.5 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This decrease primarily resulted from the timing of periodic payments from Bombardier in 2018 and 2019 relating to the termination of residual value guarantee agreements on 35 owned aircraft under an agreement reached in January 2018. See Note 4, Property and Equipment, in our audited consolidated financial statements included in this Annual Report.

Income Taxes

In the year ended December 31, 2019, our effective tax rate was 1.8%, compared to 2.9% in the year ended December 31, 2018. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax provision of $0.3 million and an income tax benefit of $(5.1) million for the years ended December 31, 2019 and 2018, respectively.

The income tax provision for the year ended December 31, 2019 resulted in an effective tax rate of 1.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income and changes in federal and state valuation allowances against deferred tax assets. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.

The income tax provision for the year ended December 31, 2018 resulted in an effective tax rate of 2.9%, which differed from the U.S. federal statutory rate of 21% as of January 1, 2018, primarily due to permanent differences related to the gain on the troubled debt restructuring and other differences between financial statement and taxable income. Other factors include the creation of valuation allowances against federal and state deferred tax assets and changes in state apportionment and statutory rates.

As a result of a troubled debt restructuring in 2018, any remaining federal and state net operating loss and tax credit carryovers were eliminated, and therefore any related deferred tax assets and valuation allowances were reduced. The Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, decreased the federal statutory rate to 21% for the year ended December 31, 2018 and subsequent fiscal years. The Tax Act also allowed for federal net operating losses to have an indefinite life with certain limitations. The Company’s net operating losses incurred in the year ended December 31, 2019 and in subsequent years may be used to offset up to 80% of taxable income in a given year.

We continue to maintain a valuation allowance on a portion of our federal and state deferred tax assets.

As of December 31, 2019, we had aggregate federal and state net operating loss carryforwards of approximately $60.9 million and $17.9 million. The federal net operating losses do not have an expiration date while the state net operating losses expire beginning in 2024, with some states having either longer expiration periods or none at all.

See Note 5, Income Taxes, in our audited consolidated financial statements included in this Annual Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, and cash generated from operations. In the near term, Air Wisconsin expects to fund its primary cash requirements through cash generated from operations and cash and cash equivalents on hand.

Air Wisconsin’s ability to service its long-term debt obligations and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain equity or additional borrowings to achieve its longer-term objectives which may not be available on acceptable terms.

We believe that cash flow from operating activities, coupled with existing cash and cash equivalents, will be adequate to fund our operating and capital needs. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward Air Wisconsin’s aircraft and flight equipment. During the year ended December 31, 2019, we paid $21.5 million in capital expenditures primarily related to spare engines and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2019, our principal sources of liquidity were cash and cash equivalents of $69.5 million, inclusive of the $11.3 million in cash and cash equivalents held by Air Wisconsin. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibits it from paying, dividends or distributions to the Company. In addition, the PSP Agreement that Air Wisconsin entered into in April 2020 with the U.S. Department of the Treasury pursuant to the recently enacted CARES Act prevents it from paying dividends prior to October 1, 2021.

Furthermore, as of December 31, 2019, Air Wisconsin had $120.7 million in secured indebtedness incurred in connection with the Aircraft Credit Agreements. Air Wisconsin’s primary uses of liquidity are capital expenditures and debt repayments. As of December 31, 2019, Air Wisconsin had $12.9 million of short-term debt, and $107.8 million of long-term debt.

Sources of cash for the year ended December 31, 2019 were primarily cash flow from operations of $25.5 million.

Restricted Cash

As of December 31, 2019, in addition to the cash and cash equivalents of $11.3 million, Air Wisconsin had $0.8 million in restricted cash which primarily relates to cash collateralized letters of credit supporting our worker’s compensation insurance program and landing fees at certain airports. Restricted cash includes amounts escrowed in an interest-bearing account that secure letters of credit.

Cash Flow

The following table presents information regarding our cash flow for each of the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net Cash Provided by Operating Activities	$25,546	$15,598
Net Cash Used in Investing Activities	(20,941)	(31,456)
Net Cash Provided by Financing Activities	4,592	15,199

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	9,197	(659)
Cash and Cash Equivalents at Beginning of Year	60,257	60,916

Cash and Cash Equivalents at End of Year	$69,454	$60,257

Net Cash Flow Provided by Operating Activities

During the year ended December 31, 2019, our cash flow provided by operating activities of $25.5 million reflected Air Wisconsin’s improved block hour and departure production. We had a net loss of $(19.2) million adjusted for the following significant non-cash items: depreciation, amortization and obsolescence of $25.2 million, lease termination costs of $19.4 million, amortization of engine overhauls of $4.1 million and amortization of contract costs of $(3.7) million. We had a net change of $(3.7) million within other net operating assets and liabilities largely driven by accounts payable during the year ended December 31, 2019.

During the year ended December 31, 2018, our cash flow provided by operating activities of $15.6 million reflected the impact of Air Wisconsin’s fleet transition to United commencing in early 2018. We had net income of $181.3 million adjusted for the following significant non-cash items: gain on extinguishment of debt of $(198.7) million, depreciation, amortization and obsolescence of $22.1 million, amortization of engine overhauls of $3.6 million, deferred income taxes of $(4.4) million and amortization of contract costs of $(3.5) million. We had a net change of $15.5 million within other net operating assets and liabilities largely driven by non-cash contract liabilities of $12.9 million resulting from the adoption of Topic 606 during the year ended December 31, 2018.

Net Cash Flow Used in Investing Activities

During the year ended December 31, 2019, our net cash flow used in investing activities was $20.9 million. We invested $21.5 million in new and used aircraft engines to support Air Wisconsin’s fleet under the United capacity purchase agreement, offset by $0.6 million from proceeds on disposition of property and equipment.

During the year ended December 31, 2018, our net cash flow used in investing activities was $31.5 million. We invested $31.6 million in new and used aircraft engines to support Air Wisconsin’s fleet under the United capacity purchase agreement, offset by $0.1 million from proceeds on disposition of property and equipment.

Net Cash Flow Provided by Financing Activities

During the year ended December 31, 2019, our net cash flow used in financing activities was $4.6 million. Air Wisconsin received $11.8 million in proceeds from a note payable further described in the section entitled “– Other Credit Agreements” within this Annual Report. Air Wisconsin made $7.2 million of principal repayments on long-term debt during the period under those same agreements.

During the year ended December 31, 2018, Air Wisconsin’s net cash flow provided by financing activities was $15.2 million. Air Wisconsin received $15.2 million in proceeds from issuance of a note payable further described in the section entitled “– Other Credit Agreements” within this Annual Report.

Commitments and Contractual Obligations

As of December 31, 2019, Air Wisconsin had $143.9 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $104.2 million in notes payable related to owned aircraft used in continuing operations. As of December 31, 2019, Air Wisconsin also had $20.0 million of operating lease obligations primarily related to flight training simulators, facilities and aircraft leases. Air Wisconsin’s long-term debt obligations set forth below include an aggregate of $19.7 million in projected interest costs through 2025.

The following table sets forth our cash obligations as of December 31, 2019:

		Payment Due for Year Ended December 31, (in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
Aircraft Notes Principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes Interest	$16,497	$5,647	$2,729	$2,451	$2,170	$1,890	$1,610
Other Loans Principal	$34,186	$7,198	$13,029	$13,959	$—	$—	$—
Other Loans Interest	$3,193	$1,664	$1,230	$299	$—	$—	$—
Operating Lease Obligations	$20,061	$7,384	$3,975	$3,906	$2,722	$1,087	$987

Total	$143,937	$21,893	$27,963	$27,615	$11,892	$9,977	$44,597

As of December 31, 2019, we had no variable rate notes in our total long-term debt.

Aircraft Operating Leases

As of December 31, 2019, Air Wisconsin had 13 aircraft remaining on lease with lease terms ending within 12 months. Future minimum lease payments due under these aircraft operating leases were approximately $2.7 million as of December 31, 2019. As of May 31, 2020, Air Wisconsin had two aircraft remaining on lease with lease terms ending within six months. See Note 16, Subsequent Events, in our audited consolidated financial statements included in this Annual Report.

Debt and Credit Facilities

Aircraft Credit Agreements

In seven separate transactions occurring in 2003 and 2004, Air Wisconsin financed the acquisition of 35 CRJ-200 regional jets through the issuance of Senior Aircraft Notes to a loan trustee on behalf of a senior lender (the “Lender”) and Subordinated Aircraft Notes to a loan trustee on behalf of a subordinated lender (the “Subordinated Lender”). The aggregate original outstanding principal amount of the Senior Aircraft Notes and the Subordinated Aircraft Notes was approximately $649.5 million. The Senior Aircraft Notes and the Subordinated Aircraft Notes were governed by seven credit agreements. The aircraft acquired with the proceeds of the notes issued pursuant to a credit agreement secured only the notes issued pursuant to that credit agreement. The Senior Aircraft Notes bore interest at fixed rates ranging from 4.75% to 6.84%. The Subordinated Aircraft Notes bore interest at a base rate plus 6- month LIBOR, with semi-annual adjustments for changes in LIBOR; the base rate was 1.5% for the first 15 months, 2.5% for the following 18 months and 3.5% thereafter.

In April 2016, the Lender, as the holder of the Senior Aircraft Notes, the holder of the Subordinated Aircraft Notes, and a loan trustee, entered into a deferral agreement which was amended several times between April 14, 2016, and February 16, 2018. This agreement, as amended: (i) deferred certain scheduled principal and interest payments on the Senior Aircraft Notes and the Subordinated Aircraft Notes through June 30, 2019, (ii) imposed certain restrictions on Air Wisconsin’s ability to make payments to affiliates, (iii) imposed an obligation on Air Wisconsin to perform certain engine maintenance through June 30, 2019, and (iv) required Air Wisconsin to grant to a trustee for the benefit of the Lender and the Subordinated Lender security interests in certain unencumbered aircraft, engines and spare parts.

On January 25, 2018, Air Wisconsin, the holders of the Senior Aircraft Notes and the holder of the Subordinated Aircraft Notes, entered into an omnibus restructuring agreement whereby, among other things, the Subordinated Lender assigned all its rights and interest in those notes to the Lender.

On December 24, 2018, Air Wisconsin entered into a debt restructuring arrangement with the Lender, as holder of all of the Senior Aircraft Notes and all of the Subordinated Aircraft Notes, and US Bank National Association, as loan trustee for the Lender (the “Loan Trustee”). The seven original credit agreements were amended and restated as part of that restructuring, and those seven amended and restated credit agreements (the “Aircraft Credit Agreements”) remain in effect. Prior to the restructuring, the aggregate outstanding principal amount of the Senior Aircraft Notes and the Subordinated Aircraft Notes was approximately $246.8 million. Pursuant to the restructuring, the Subordinated Aircraft Notes and all interest accrued on the Subordinated Aircraft Notes were forgiven and deemed paid in full, and the Senior Aircraft Notes outstanding under the original credit agreements were cancelled and exchanged for notes in an outstanding principal amount of $70.0 million. All principal on the Senior Aircraft Notes in excess of $70.0 million and all interest accrued on the Senior Aircraft Notes prior to December 24, 2018 was forgiven and deemed paid in full. The notes issued under the Aircraft Credit Agreements (the “Aircraft Notes”) bear interest at the rate of 4% per annum and mature on December 31, 2025. Interest on the Aircraft Notes is paid quarterly, provided that the Lender, on March 30, 2020, agreed to a deferral until September 30, 2020, of all interest and principal payments due between March 31, 2020 and September 29, 2020. The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million commencing June 30, 2021, with certain additional amounts payable based on excess cash flow. Each Aircraft Note issued pursuant to an Aircraft Credit Agreement is secured by each aircraft acquired with the proceeds of any of the original seven credit agreements and by certain spare aircraft, spare engines and spare parts. The Aircraft Credit Agreements contain covenants that, subject to exceptions described in the Aircraft Credit Agreements, include, without limitation, (i) require Air Wisconsin to provide certain financial and other information, (ii) provide certain inspection rights to the Loan Trustee, (iii) restrict Air Wisconsin’s ability to consolidate with or merge into any other person or sell, convey, lease or otherwise transfer all or substantially all of its assets to any other person, (iv) restrict Air Wisconsin’s ability to make payments to its affiliates, and (v) grant to the Loan Trustee security interests in certain after-acquired aircraft, spare engines and spare parts. The Aircraft Credit Agreements also contain customary events of default, including, without limitation: (a) payment defaults, (b) breach of covenants, (c) breach of representations and warranties, (d) cross-defaults, (e) certain bankruptcy-related defaults, (f) the occurrence of certain judgments, and (g) loss of first priority security interest in certain collateral. As of December 31, 2019, Air Wisconsin was in compliance with the covenants under the Aircraft Credit Agreements, and no event of default existed under the Aircraft Credit Agreements. Neither the Company nor any of its other subsidiaries has guaranteed or provided any other credit support with respect to the Aircraft Notes or other obligations of Air Wisconsin under the Aircraft Credit Agreements.

Air Wisconsin concluded that the December 2018 restructuring should be classified as a troubled debt restructuring and recorded a gain of approximately $198.7 million in the year ended December 31, 2018. Accordingly, the carrying value of the restructured debt was reduced to the expected future undiscounted cash flows related to its repayment, which includes future principal and interest payments of $70.0 million and approximately $16.5 million, respectively.

Other Credit Agreements

Air Wisconsin entered into a credit agreement with the Lender in June 2017 in the amount of approximately $14.4 million. This loan bears interest at a rate of 5% per annum. Principal and interest are paid quarterly, provided that the Lender on March 30, 2020 agreed to a deferral until September 30, 2020, of all interest and principal payments due between March 31, 2020 and September 29, 2020. This loan matures on December 31, 2020, and is secured by each aircraft acquired with the proceeds of any of the original seven aircraft credit agreements and by certain spare aircraft, spare engines and spare parts.

On January 25, 2018, Air Wisconsin entered into a second credit agreement with the Lender to borrow approximately $15.2 million in the year ended December 31, 2018. On December 24, 2018, the Lender and Air Wisconsin entered into a first amendment to that credit agreement in which the Lender agreed to make an additional loan in the amount of $5.8 million on April 30, 2019. In April 2019, Air Wisconsin entered into a second amendment with respect to the 2018 credit agreement that extended the due date of one of the payments due in the amount of $7.3 million from July 2019 to July 2020. The $7.3 million payment was included in long-term debt on the balance sheet for the year ended December 31, 2018. In June 2019, Air Wisconsin entered into a third amendment to the 2018 credit agreement that changed the due date of the installment payment of $7.3 million, due July 2020, to December 2021. The amendment also provided Air Wisconsin the option to make the March 2020 and June 2020 payments under the 2017 credit agreement, totaling $7.2 million, in December 2019, in return for allowing the deferral of the December 2019 payment under the 2018 credit agreement, in the amount of $7.9 million, to be made into two installments of $4.0 million due in March and June of 2022. Air Wisconsin exercised this option. The June 2019 amendment also increased the loan amount of the 2018 credit agreement by $6.0 million, to a total of $27.0 million, and the amendment extended the maturity date to June 30, 2022, at which time the $6.0 million is also due. The loans under the 2018 credit agreement have an interest rate of 5% and a maturity date of June 30, 2022, and are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts. Air Wisconsin concluded that the amendments discussed above should be classified as a troubled debt restructuring due to the Lender granting changes to the amortization schedule and extending the loan maturity dates in the amendments. The loans made to Air Wisconsin by the Lender pursuant to the 2017 credit agreement and the 2018 credit agreement may be referred to herein as the “Other Credit Agreements.”

SBA Loan and Treasury Payroll Support

In April 2020, Air Wisconsin entered into an agreement with a lender for a $10.0 million loan under the small business Paycheck Protection Program established under the CARES Act and administered by the SBA to promote continued employment, which loan is forgivable subject to certain conditions, such as that the proceeds be used primarily for payroll purposes. Air Wisconsin has received the full amount of that loan.

In April 2020, Air Wisconsin also entered into the PSP Agreement with the U.S. Department of the Treasury for payroll support under the CARES Act in the amount of approximately $41.0 million, payable in several installments through September 2020. The PSP Agreement contains various covenants, including that the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin cannot involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin cannot reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent.

Maintenance Commitments

Air Wisconsin has entered into two non-exclusive heavy maintenance services agreements for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin, and one exclusive engine maintenance agreement to perform certain maintenance, repair, restoration, overhaul, modification and other services on aircraft engines owned or operated by Air Wisconsin, with three maintenance and repair organizations, based on fixed pricing schedules. The non-exclusive heavy maintenance services agreements are subject to certain escalation of labor rates, and have an initial term through September 2022 and December 2022, but Air Wisconsin has the right to extend the term for up to two renewal terms of one year each, on the same terms and conditions as during the initial terms. The exclusive engine maintenance agreement is subject to an annual escalation and has an initial term through May 2021, but Air Wisconsin has the right to extend the term for up to two renewal terms of one year each, on the same terms and conditions, including pricing, as during the initial term. Due to reduced flying caused by the COVID-19 pandemic, we expect that Air Wisconsin’s expenditures under these agreements will be significantly less in 2020 than in 2018 and 2019.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) a retained or a contingent interest in transferred assets, (iii) an obligation under derivative instruments classified as equity or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development arrangements with the Company.

We have no off-balance sheet arrangements of the types described in the four categories above that we believe may have material current or future effect on financial condition, liquidity or results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below.

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies in our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606) (“Topic 606”). Under Topic 606, revenue is recognized when Air Wisconsin satisfies its obligation by transferring control of the good or service to the customer. The Company adopted this standard as of January 1, 2018, utilizing the cumulative effect (modified retrospective) method of adoption and applied the standard only to open contracts. The cumulative effect of adopting Topic 606 resulted in an adjustment to opening retained earnings on January 1, 2018, in the amount of $5,420. Under the new standard the Company concluded that the individual flights are distinct services and the flight services promised in Air Wisconsin’s capacity purchase agreements represent a series of services that should be accounted for as a single performance obligation recognized over time.

Air Wisconsin’s major airline partners make provisional cash payments to Air Wisconsin during each month of service based on monthly flight schedules and the provisional cash payments are reconciled based on actual completed flights after each month’s flight activity is completed. As a Lessor, for our aircraft operated under the United capacity purchase agreement, Air Wisconsin has historically accounted for the non-lease component under Topic 606 and has historically accounted for the lease component under ASC 840. As of January 1, 2019, under the available practical expedient under ASC 842, Air Wisconsin elected to account for the lease and non-lease components as a single component for all classes of underlying assets. As the predominant component of the combined components are the flight services, the leases are being accounted for entirely under Topic 606 for the year ended December 31, 2019.

Under the nonrefundable up-front fee considerations of Topic 606, payments from United for the up-front fees will be deferred and amortized over the contract term. Under the guidance in ASC 340-40, the related up-front costs to fulfill the contract that were incurred prior to the start of flying for United will also be capitalized and amortized over the contract term. As the amount of the upfront reimbursements received and deferred over the contract term differs from the fulfillment costs that were capitalized, a charge was required to the opening retained earnings in the year ended December 31, 2018 in the amount of $5,420. This adjustment also resulted in the establishment of a deferred tax asset in the amount of $1,788, which has been classified as a “Contract Liability” deferred tax asset in Note 5. The statement of operations for the year ended December 31, 2018 has been adjusted to reflect the adoption of Topic 606. The statement of operations for the year ended December 31, 2018 was impacted by expenses incurred to prepare additional aircraft for service in the amount of $9,439, that were incurred after the performance obligation under the contract had already been partially satisfied in the year ended December 31, 2017. In addition, amortization of the fulfillment costs capitalized in the year ended December 31, 2017 resulted in additional amortization expense of $400 for the year ended December 31, 2018. These expenses were partially offset by amortization of deferred upfront costs resulting in revenue of $3,480, resulting in total adjustments decreasing operating income by $6,359. The Company then analyzed the need for a valuation allowance against its deferred tax assets as of December 31, 2018, and determined that a valuation allowance in the amount of $457 was necessary. For further details, see Note 5, Income Taxes, in our audited consolidated financial statements included in this Annual Report.

Air Wisconsin recognizes revenue under its capacity purchase agreements with United and American over time as the service is provided. For the year ended December 31, 2019, revenue from the United capacity purchase agreement represented 100% of contract revenue. For the year ended December 31, 2018, contract revenue from Air Wisconsin’s capacity purchase agreements with United and American were 97.2% and 2.8%, respectively. United pays Air Wisconsin a fixed-rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft each month, with additional incentives primarily based on flight completion, on-time performance, and customer satisfaction. Under the United capacity purchase agreement, Air Wisconsin’s performance obligation is met and revenue is recognized over time and is reflected in contract revenue. Contract revenue by type for the year ended December 31, 2019 and 2018 (in thousands) follows:

For the year ended December 31,	2019	2018
Capacity purchase agreements revenue: flight operations	$263,495	$123,375
Capacity purchase agreements revenue: aircraft lease	—	117,177

Contract Revenue	$263,495	$240,552

A portion of Air Wisconsin’s compensation under the United capacity purchase agreement is designed to reimburse Air Wisconsin for certain aircraft ownership costs. For the year ended December 31, 2018, the consideration received for the use of the aircraft under the United capacity purchase agreement is reflected as lease revenue, inasmuch as the agreements identify the “right of use” of a specific number of aircraft over a stated period of time. Under the application of ASC 840 for the year ended December 31, 2018, the Company is required to apply the allocation objective of the new revenue recognition standard (Topic 606) to the lease and nonlease components of the United capacity purchase agreement. To meet this allocation objective, the Company calculated a standalone selling price for each distinct cost using a cost-plus margin approach. This resulted in an allocation of 51% of the fixed and variable revenue to the lease component of the capacity purchase agreement when taking into account the executory costs (maintenance, taxes, and insurance), considered to be a part of the lease component under ASC 840. For the year ended December 31, 2018, the lease revenue associated with Air Wisconsin’s capacity purchase agreement is accounted for as an operating lease and is reflected in contract revenue on the Company’s statements of operations. The Company has not separately stated aircraft rental income in the statements of operations since the use of the aircraft is not a separate activity of the total service provided.

The property associated with the aircraft lease had a cost of $45,896, accumulated depreciation of $5,851, and a net carrying value of $40,045 at December 31, 2018.

The contingent variable revenue associated with the aircraft lease for the years ended December 31, 2018 was $57,252.

The United capacity purchase agreement includes weekly provisional cash payments based on a projected level of flying each month. Air Wisconsin and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis.

Under the United capacity purchase agreement, Air Wisconsin is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the United capacity purchase agreement and are measured and determined on a monthly basis. At the end of each month, Air Wisconsin calculates the incentives achieved during that period and recognizes revenue attributable to the agreement accordingly, subject to the variable constraint guidance under Topic 606.

Other revenue are immaterial and primarily consist of the sales of parts to other airlines. The transaction price for the sale of these parts occurs at fair market value.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. The accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted Topic 842 effective January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements – Leases (Topic 842).” This update provides an optional approach that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years as presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method; however, an adjustment was not necessary to opening retained earnings.

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the financial statements of income and statement of cash flows. The Company’s prepaid aircraft rents and accrued aircraft rents that were separately stated in the Company’s December 31, 2018 balance sheet have been classified as a component of the Company’s right-of-use assets effective January 1, 2019. The financial statements for 2019 are presented under the new standard, while the comparative year presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the current applicable tax rates. Deferred tax expense represents the result of changes in deferred tax assets and liabilities.

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied the uncertain tax position guidance to all tax positions for which the statute of limitations remains open.

The Company is subject to income taxes in the United States federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2015. With few exceptions, the Company is no longer subject to state, and local income tax examinations for the years prior to 2014. As of December 31, 2019, the Company had no outstanding tax examinations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, the Company had no indebtedness, and Air Wisconsin had $120.7 million in secured indebtedness, including $12.9 million of short-term indebtedness, and $107.8 million of long-term indebtedness. As of December 31, 2019, all of Air Wisconsin’s indebtedness was subject to fixed interest rates. As a result, a hypothetical change in market interest rates would have no impact on the interest expense incurred by Air Wisconsin.

We have not generated or incurred, and do not expect to generate or incur, revenue or expenses in foreign currencies. As a result, we have not been, and do not expect to be, subject to foreign currency exchange risk.

Although airplane fuel is typically a material cost incurred by companies in the airline industry, pursuant to the United capacity purchase agreement, United sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement. As a result, the effect of the United capacity purchase agreement is to largely insulate Air Wisconsin from volatility related to changes in fuel prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report as set forth in the index.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Harbor Diversified, Inc. and Subsidiaries

Appleton, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harbor Diversified, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases, and its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Emphasis of Matter

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company has been materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Securities (CARES) Act, which provides certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating how the CARES Act will impact its financial position, results of operations, and cash flows. Our opinion is not modified with respect to these matters.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Madison, Wisconsin

July 10, 2020

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands)

December 31,	2019	2018
Assets
Current Assets
Cash and cash equivalents	$69,454	$60,257
Restricted cash	819	814
Accounts receivable, less allowance of $129 in 2019 and $363 in 2018	5,525	9,514
Spare parts and supplies, less allowances of $8,389 in 2019 and $7,129 in 2018	7,819	8,676
Contract costs	400	400
Prepaid aircraft rent	—	27,396
Prepaid expenses and other	1,003	3,542

Total Current Assets	85,020	110,599

Property and Equipment
Flight property and equipment	242,613	242,004
Ground property and equipment	8,305	7,211
Building leasehold improvements	—	4,509
Less accumulated depreciation	(99,680)	(95,336)

Net Property and Equipment	151,238	158,388

Other Assets
Operating lease right of use asset	24,026	—
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	867	1,268
Other	1,906	1,833

Total Other Assets	36,374	12,676

Total Assets	$272,632	$281,663

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands)

December 31,	2019	2018
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$16,608	$25,079
Accrued payroll and employee benefits	15,474	15,846
Current portion of operating lease liability	6,311	—
Other accrued expenses	327	1,323
Contract liabilities	8,342	7,226
Income taxes payable	213	313
Current portion of long-term debt (stated principal amount of $7,198 in both 2019 and 2018)	12,845	7,198

Total Current Liabilities	60,120	56,985

Other Liabilities
Long-term debt (stated principal amount of $96,988 in 2019 and $92,397 in 2018)	107,838	108,894
Long-term promissory note	4,275	4,275
Deferred tax liability	2,599	1,855
Long-term operating lease liability	10,538	—
Long-term contract liabilities	8,086	11,510
Other	1,655	1,409

Total Long-Term Liabilities	134,991	127,943

Commitments and Contingencies (Note 8)
Shareholders’ Equity
Common stock	555	555
Additional paid-in capital	288,980	288,980
Retained deficit	(211,533)	(192,319)
Treasury stock	(481)	(481)

Total Shareholders’ Equity	77,521	96,735

Total Liabilities and Shareholders’ Equity	$272,632	$281,663

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands)

Year ended December 31,	2019	2018
Operating Revenues
Contract revenues	$263,495	$240,552
Contract services and other	110	58

Total Operating Revenues	263,605	240,610

Operating Expenses
Payroll and related costs	126,505	125,094
Aircraft fuel and oil	172	129
Aircraft maintenance, materials and repairs	57,827	55,118
Aircraft rent	43,118	32,945
Other rents	8,372	9,523
Depreciation, amortization and obsolescence	25,238	22,145
Purchased services and other	23,235	20,154

Total Operating Expenses	284,467	265,108

Loss From Operations	(20,862)	(24,498)

Other Income (Expense)
Interest income	1,271	1,012
Interest expense	(1,806)	(13,450)
Gain on extinguishment of debt	—	198,729
Other	2,505	14,396

Total Other Income (Expense)	1,970	200,687

Net (Loss) Income Before Taxes	(18,892)	176,189
Income Tax Expense (Benefit)	322	(5,124)

Net (Loss) Income	$(19,214)	$181,313

Basic earnings (loss) per share	$(.35)	$3.30
Diluted earnings (loss) per share	$(.35)	$3.27
Weighted average common shares:
Basic	54,863	54,863
Diluted	54,863	55,422

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (in thousands)

	Shares
	Common Stock(a)	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	54,863	618	555	288,980	(368,212)	(481)	(79,158)
Impact of adoption of ASU 2014-09 (See Note 1)					(5,420)	—	(5,420)
Net income	—	—	—	—	181,313	—	181,313

Balance, December 31, 2018	54,863	618	555	288,980	(192,319)	(481)	96,735
Net loss	—	—	—	—	(19,214)	—	(19,214)

Balance, December 31, 2019	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521

(a)	Common stock, $.01 par value, 100,000 shares authorized and 55,481 shares issued at December 31, 2019 and 2018. Shares outstanding at December 2019 and 2018 were 54,863.

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

Year ended December 31,	2019	2018
Cash Flows From Operating Activities
Net (loss) income	$(19,214)	$181,313
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	25,238	22,145
Aircraft lease termination costs	19,353	—
Amortization of contract costs	(3,725)	(3,480)
Amortization of engine overhauls	4,067	3,613
Deferred income taxes	744	(4,359)
Loss on disposition of property	2,528	225
Gain on extinguishment of debt	—	(198,729)
Debt restructuring costs	—	(641)
Changes in operating assets and liabilities:
Accounts receivable	3,989	(1,654)
Spare parts and supplies	(402)	1,266
Prepaid expenses and other	2,466	(4,995)
Operating lease right of use asset	(1,987)	—
Accounts payable	(7,706)	(3,401)
Accrued payroll and employee benefits	(372)	1,560
Other accrued expenses	(996)	4,985
Contract liabilities	1,417	12,941
Income taxes payable	(100)	146
Other long-term liabilities	246	4,663

Net Cash Provided by Operating Activities	25,546	15,598

Cash Flows From Investing Activities
Restricted cash	(5)	(4)
Additions to property and equipment	(21,498)	(31,583)
Proceeds on disposition of property and equipment	562	131

Net Cash Used in Investing Activities	(20,941)	(31,456)

Cash Flows From Financing Activities
Repayments of long-term debt	(7,198)	—
Proceeds from note payable	11,790	15,199

Net Cash Provided by Financing Activities	4,592	15,199

Increase (Decrease) in Cash and Cash Equivalents	9,197	(659)
Cash and Cash Equivalents, beginning of year	60,257	60,916

Cash and Cash Equivalents, end of year	$69,454	$60,257

See accompanying notes to consolidated financial statements.

See Note 14 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Harbor Diversified, Inc. and subsidiaries (collectively, Harbor or the Company). The Company’s subsidiaries consist of its wholly owned subsidiaries, Harbor Therapeutics, Inc. (which is a non-operating entity with no material assets), Lotus Aviation Leasing, LLC, Air Wisconsin Funding LLC, and AWAC Aviation, Inc., (AWAC together with AWAC’s wholly owned subsidiary, Air Wisconsin Airlines LLC (Air Wisconsin)).

Description of Operations

The Company is comprised of principal lines of business focused on (1) providing air transportation (airline business), (2) acquiring aircraft rotable equipment for the purpose of leasing to Air Wisconsin and (3) providing flight equipment financing to Air Wisconsin.

The airline business is operated entirely through Air Wisconsin, an independent regional air carrier that is engaged in the business of providing scheduled passenger service under capacity purchase agreements (CPA) with United Airlines, Inc. (United or UA), and American Airlines, Inc. (American or AA). See Note 3 to the financial statements for further information regarding the service agreements with these partner airlines. The CPA with AA ended in February 2018.

As of December 31, 2019, Air Wisconsin operated as a United Express carrier primarily in Chicago (O’Hare) and Washington, D. C. (Dulles).

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, “Segment Reporting,” we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with our CPA with United Airlines. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the Board of Directors. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operate as one operating and reportable segment.

As further discussed below, all of our operating revenue in 2019 and 2018 was derived from operations associated with our United or American CPAs. It is currently impractical to provide certain information on our revenue from our customers for our services and geographic information on our revenues and long-lived assets.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Contract and Other Revenues

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”). Under Topic 606, revenue is recognized when the Company satisfies its obligation by transferring control of the good or service to the customer. The Company adopted this standard as of January 1, 2018, utilizing the cumulative effect (modified retrospective) method of adoption and applied the standard only to open contracts. The cumulative effect of adopting Topic 606 resulted in an adjustment to opening retained earnings on January 1, 2018, in the amount of $5,420. Under the new standard the Company concluded that the individual flights are distinct services and the flight services promised in the CPAs represent a series of services that should be accounted for as a single performance obligation recognized over time.

The major airline partners make provisional cash payments to the Company during each month of service based on monthly flight schedules and the provisional cash payments are reconciled based on actual completed flights after each month’s flight activity is completed. As a lessor, for our aircraft operated under our CPA, we have historically accounted for the non-lease component under ASC 606 and have historically accounted for the lease component under ASC 840. As of January 1, 2019, under the available practical expedient under ASC 842, we have elected to account for the lease and non-lease components as a single component for all classes of underlying assets. As the predominant component of the combined components are the flight services, the leases are being accounted for entirely under Topic 606 for the year ended December 31, 2019 (see table below).

Under the nonrefundable up-front fee considerations of Topic 606, payments from United for the up-front fees will be deferred and amortized over the contract term. Under the guidance in ASC 340-40, the related up-front costs to fulfill the contract that were incurred prior to the start of flying for United will also be capitalized and amortized over the contract term. As the amount of the upfront reimbursements received and deferred over the contract term differs from the fulfillment costs that were capitalized, a charge was required to the opening retained earnings in 2018 in the amount of $5,420. This adjustment also resulted in the establishment of a deferred tax asset in the amount of $1,788, which has been classified as a “Contract Liability” deferred tax asset in Note 5. The 2018 income statement has been adjusted to reflect the adoption of Topic 606. The statement of operations in 2018 was negatively impacted by expenses incurred to prepare additional aircraft for service in the amount of $9,439, that were incurred after the performance obligation under the contract had already been partially satisfied in 2017. In addition, amortization of the fulfillment costs capitalized in 2017 resulted in additional amortization expense of $400 for the year ended December 31, 2018. These expenses were partially offset by amortization of deferred upfront costs resulting in revenue of $3,480, and total adjustments decreasing operating income by $6,359. The Company then analyzed the need for a valuation allowance against its deferred tax assets at December 31, 2018, and determined that a valuation allowance in the amount of $457 was necessary (see Note 5 for further details).

The Company recognizes revenue under its CPAs with United and American over time as the service is provided. For the year ended December 31, 2019, revenue from the CPA with United represented 100% of contract revenues. For the year ended December 31, 2018, contract revenues from the Company’s CPAs with United and American were 97.2% and 2.8%, respectively. United pays the Company a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft each month, with additional incentives primarily based on flight completion, on-time performance, and customer satisfaction. Under the CPA with United, the Company’s performance obligation is met and revenue is recognized over time and is reflected in contract revenues. Contract revenues by type for the year ended December 31, 2019 and 2018 (in thousands) follows:

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

For the year ended December 31,	2019	2018
Capacity purchase agreements revenue: flight operations	$263,495	$123,375
Capacity purchase agreements revenue: aircraft lease	—	117,177

Contract Revenues	$263,495	$240,552

A portion of the Company’s compensation under the CPA is designed to reimburse the Company for certain aircraft ownership costs. For the year ended December 31, 2018, the consideration received for the use of the aircraft under the Company’s CPA is reflected as lease revenue, inasmuch as the agreements identify the “right of use” of a specific number of aircraft over a stated period of time. Under the application of ASC 840 for the year ended December 31, 2018, the Company is required to apply the allocation objective of the new revenue recognition standard (Topic 606) to the lease and non-lease components of the CPA. To meet this allocation objective, the Company calculated a standalone selling price for each distinct cost using a cost-plus margin approach. This resulted in an allocation of 51% of the fixed and variable revenues to the lease component of the CPA when taking into account the executory costs (maintenance, taxes, and insurance), considered to be a part of the lease component under ASC 840. For the year ended December 31, 2018, the lease revenue associated with the Company’s CPA is accounted for as an operating lease and is reflected in contract revenues on the Company’s statements of operations. The Company has not separately stated aircraft rental income in the statements of operations since the use of the aircraft is not a separate activity of the total service provided.

The property associated with the aircraft lease had a cost of $45,896, accumulated depreciation of $5,851, and a net carrying value of $40,045 at December 31, 2018.

The contingent variable revenue associated with the aircraft lease for the year ended December 31, 2018 was $57,252.

The Company’s CPA with United includes weekly provisional cash payments based on a projected level of flying each month. The Company and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis.

Under the CPA with United, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the CPA and are measured and determined on a monthly basis. At the end of each month during the term of the CPA, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the CPA accordingly, subject to the variable constraint guidance under Topic 606.

Other revenues are immaterial and primarily consist of the sales of parts to other airlines. The transaction price for the sale of these parts generally occurs at fair market value.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Cash and Cash Equivalents

Investments and deposits with a maturity of three months or less when acquired and money market funds are considered cash and cash equivalents.

Restricted Cash

Restricted cash represents amounts escrowed in an interest-bearing account relating to the Company’s letters of credit.

Spare Parts and Supplies

Expendable parts are stated at average cost less an obsolescence allowance. The Company provides for an allowance for obsolescence after considering the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance is based on management estimates and are subject to change. Expendable parts are charged to expense when used. Expendable parts that are repairable are returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies are stated at average cost.

Property and Equipment and Depreciation

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft	7 years	$50,000
Rotable parts	7 years	10%
Spare engines	7 years	$25,000
Ground equipment	up to 10 years	0%
Office equipment	up to 10 years	0%
Leasehold improvements	Shorter of asset or lease life	0%

Capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop event.

Depreciation expense in 2019 and 2018 was $23,578 and $20,363, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying statements of operations.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment and records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates, or if actual results differ from these estimates, such changes could impact the financial statements in the future.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Certain factors occurring in 2017 and 2018 resulted in an impairment triggering event that required the Company to evaluate the carrying value of its long-lived property and equipment assets. Such factors included, but were not limited to, the early termination of aircraft residual value guarantees; significantly increased costs to recruit and retain pilots; the termination of the CPA with American Airlines; transition costs associated with the flying agreement with UA; and significantly reduced revenue from UA to cover the Company’s aircraft ownership costs. After reviewing for impairment, the Company recorded an impairment charge during the year ended December 31, 2017. The Company has determined that no further impairment charges on property and equipment were needed for the years ended December 31, 2019 and 2018.

Intangible Assets

Indefinite-lived intangible assets are not subject to amortization but are subject to an annual assessment for impairment by applying a fair value-based test. The trade names and the air carrier certificate have indefinite lives, therefore, there is no amortization.

Maintenance

The Company operates its aircraft under a continuous inspection and maintenance program. The normal cost of recurring maintenance is expensed when incurred except for planned major maintenance activities for engines where the deferral method of accounting is applied.

Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the current applicable tax rates. Deferred tax expense represents the result of changes in deferred tax assets and liabilities.

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied the uncertain tax position guidance to all tax positions for which the statute of limitations remains open.

The Company is subject to income taxes in the United States (U.S.) federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2015. With few exceptions, the Company is no longer subject to state, and local income tax examinations for the years prior to 2014. As of December 31, 2019, the Company had no outstanding tax examinations.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued $121 and $252 for the payment of interest and penalties at December 31, 2019 and 2018, respectively.

Comprehensive Income

The Company does not have any components of comprehensive income and, as of December 31, 2019 and 2018, comprehensive income is equal to net income reported in the statements of operations.

Concentration of Credit Risk

The Company at times has had cash in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2019, there were no bank deposits that exceeded the FDIC insurance limits.

Substantially all the Company’s revenues in 2019 and 2018 were derived from United (see Note 3).

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, long-term investments, accounts payable, and long-term debt. The Company believes the carrying amounts of these financial instruments are a reasonable estimate of their fair value because of the short-term nature of such instruments, or in the case of long-term debt, because of interest rates available to the Company for similar obligations. Long-term investments are held-to-maturity debt securities and are reported at amortized cost.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). Accounting Standards Codification (ASC) 820 establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.

Level 3 - Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures annually and based on various factors, it is possible that an asset or liability may be classified differently from year to year. However, the Company expects that changes in classifications between different levels will be rare. The Company classifies money market funds and deposits as Level 1 and long-term investments as Level 2. There have been no transfers between Level 1 and Level 2 investments during 2019.

Recently Adopted Standards: ASU 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)”. The adoption of Topic 606 resulted in changes to the Company’s accompanying financial statements for the year ended December 31, 2018. The change resulted in a charge to the Company’s opening retained (deficit) earnings in the amount of $5,420 as of January 1, 2018. This change also resulted in a contract liability and a capitalized contract cost on the balance sheet. The total contract liabilities and upfront costs upon adoption of Topic 606 were $9,725 and $2,068, respectively. The amounts of contract liabilities amortized for the years ended December 31, 2019 and 2018, were $3,725 and $3,480, respectively. The amounts of contract costs amortized for the years ended December 31, 2019 and December 31, 2018, were $400 for each year.

The Company recast certain prior period amounts to conform to the adoption of Topic 606, as shown in the tables below (in thousands):

Balance Sheet	Previously Reported December 31, 2018	Adjustment	As Adjusted December 31, 2018
Assets
Contract costs	$—	$400	$400
Long-term contract costs	—	1,268	1,268

Total Assets	$—	$1,668	$1,668

Liabilities
Contract liability	$—	$3,725	$3,725
Long-term contract liability	—	11,510	11,510

Total Liabilities	$—	$15,235	$15,235

The $1,668 and the $15,235 adjustment to contract assets and contract liabilities, respectively, reflects the amount of capitalized up-front contract costs and the amount of contract liabilities for up-front reimbursements as of December 31, 2018. These amounts are expected to be amortized over the applicable remaining contract term on a straight-line basis. For the year ended December 31, 2019 and 2018, the Company recorded $400 in both years associated with the amortization of the contract assets. For the year ended December 31, 2019 and 2018, the Company recognized $3,725 and $3,480, respectively, of revenue associated with the amortization of the up-front contract reimbursements.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

In December 2019 and 2018, the Company received payments of $5,539 and $4,999 from UA for services to be rendered in January 2020 and January 2019, respectively. The Company recast the December 31, 2018, amount of $4,999 from accounts payable to contract liabilities on the balance sheet. These customer deposits have been recorded as contract liabilities in the balance sheets as of December 31, 2019 and 2018, and recorded as revenue in January 2020 and 2019, respectively.

The statement of operations was recast as follows for the year ended December 31, 2018 (in thousands):

	For the Year Ended December 31, 2018
	Previously Reported	Adjustments	As Adjusted
Operating Revenues
Contract revenues	$243,272	$(2,720)	$240,552
Operating Expenses
Aircraft maintenance repair	51,879	3,239	55,118
Amortization expense	21,745	400	22,145

Loss from Operations	(18,139)	(6,359)	(24,498)
Income Tax (Benefit)	(4,297)	(827)	(5,124)

Net Income	$186,845	$(5,532)	$181,313

Explanations for each of the adjustments above are as follows:

•	Contract revenues – revenue of $6,200 was deferred as a contract liability and is partially offset by the amortization of the contract liability in the amount of $3,480.

•	Aircraft maintenance and repair – cost incurred in preparing the aircraft for service which were previously treated as a reimbursed expense.

•	Amortization expense – amortization of capitalized contract costs.

•

Income tax benefit – changes due to Topic 606 resulted in an increased loss from operations in the amount of $6,359. This resulted in an income tax benefit and additional deferred tax asset in the amount of $1,284, offset by the creation of a federal and state valuation allowance of $457 on deferred tax assets.

Recently Adopted Standards: ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. The accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted Topic 842 effective January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements – Leases (Topic 842).” This update provides an optional approach that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years as presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method, however, an adjustment was not necessary to opening retained earnings.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the financial statements of operations and statement of cash flows. The Company’s prepaid aircraft rents and accrued aircraft rents that were separately stated in the Company’s December 31, 2018 balance sheet have been classified as a component of the Company’s right-of-use assets effective January 1, 2019. The financial statements for 2019 are presented under the new standard, while the comparative year presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

As a result of the adoption of the new lease accounting guidance, the Company recognized the following ROU assets and lease liabilities as of January 1, 2019:

Right-of-use assets – operating leases	$70,892
Lease liabilities – operating leases	$40,921

2. Liquidity and Management’s Plan, COVID-19

The Company’s ability to meet its liquidity needs is dependent upon generating cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company’s operations will be sufficiently profitable to meet its liquidity needs.

During 2019, the Company’s operations reflected the full effect of operating its fleet entirely under the United CPA compared to 2018; with the substantial growth in its pilot workforce, together with scheduling enhancements which improved crew productivity, the Company’s 2019 block hours increased year-over-year approximately 10 percent.

The Company in 2019 also implemented a number of cost reduction measures and liquidity management actions, including decreasing expenses with third party vendors through competitive bidding processes, strategically reviewing whether to eliminate employee positions caused by attrition, and creating efficiencies through a realignment of its crew domiciles and maintenance bases.

On January 30, 2020, the World Health Organization WHO announced a global health emergency because of a new strain of a novel coronavirus (COVID-19) in Wuhan, China and warned of the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally.

In response to the reduction in flying demand due to the COVID-19 pandemic, United has announced and implemented large scale reductions in its domestic flight schedules and the flight schedules of its regional airline partners, such as the Company, and the Company expects reduced demand to continue. Given the fluid nature of the pandemic, the extent of any future reduction in demand and the length of these impacts is unknown. The COVID-19 pandemic has also led local, municipal, county and state governments in the United States to adopt “shelter-in-place” and “stay-at-home” orders, which may be disruptive to the economy and further depress passenger demand for air travel. The Company has experienced, and continues to experience, a significant reduction in revenues as a result of the reduction in its flight schedule. If the decline in air passenger demand and reduced utilization of the Company’s aircraft require it to furlough employees, it may be challenging to recommence operations at the level of such operations prior to the COVID-19 pandemic. If passenger traffic does not return to pre-COVID-19 levels, there may be excess capacity in the airline industry which could lead to long-term reduced utilization or inefficient scheduling of the Company’s aircraft, which may have an adverse effect on its business and results of operations.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of this global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is taking actions based on currently available information to address the changing business environment; however, it cannot predict what changes in circumstances and future developments that are beyond its control may occur or what effect those changes in circumstances and future developments may have on its results of operations, financial condition, or liquidity for fiscal year 2020.

Since a portion of the Company’s revenue is fixed due to the structure of its United CPA, the impact to the Company from the COVID-19 outbreak will be partially mitigated or offset; however, if United ceased to pay the full fixed amount due under the CPA, whether due to its own financial stress resulting from the COVID-19 outbreak or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition, or liquidity for the year ending December 31, 2020. The Company has very limited exposure to fluctuations in passenger traffic, ticket and fuel prices. While the fixed revenue remains mostly unchanged as it is based on a fixed contractual rate and number of aircraft, the variable revenue based on number of block hours and departures has been significantly reduced, and the Company may experience further reductions. The initiatives and measures put in place to limit the spread of the virus have and will continue to have a materially adverse impact on the Company’s business. As a result of this decline in demand and the subsequent capacity reductions by United, the Company operated approximately 1,860 block hours in May 2020, or approximately 85% less than in May 2019. While the length and severity of the reduction in demand due to COVID-19 is uncertain, the Company anticipates similar schedule reductions will likely continue throughout the remainder of 2020 and into 2021.

In response to these developments, the Company has implemented cost saving initiatives seeking to mitigate the impact of the COVID-19 outbreak on the Company’s financial position and operations while also protecting the safety of the Company’s customers. These measures include, but are not limited to, the following:

(1)	Reducing employee-related costs, including:

(i)	Offering voluntary short-term unpaid leaves to employees,

(ii)	Suspending all pay increases and bonuses for salaried employees, and

(iii)	Instituting a company-wide hiring freeze.

(2)	Reducing other non-employee costs in the current fiscal year, including:

(i)	Delaying planned heavy airframe maintenance events,

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

(ii)	Delaying maintenance events associated with engines and rotable parts,

(iii)	Reducing or suspending certain discretionary spending, and

(iv)	Reducing rent payments on certain leased engines.

The Company’s primary lender (see Note 6) has agreed to defer approximately $5,000 of interest payments otherwise due in the period from March 31, 2020, through September 29, 2020. All deferred amounts are due in a lump sum payment on September 30, 2020, per the letter agreement dated March 30, 2020. Although the agreement is to pay the full amount back on September 30, 2020, the Company may seek more favorable repayment terms from the lender. There is no certainty as to whether the repayment terms will be able to be modified.

On March 27, 2020, President Trump signed into law the CARES Act. The Company is examining the impact that the CARES Act may have on its business.

In addition to the cost saving measures outlined above, on April 6, 2020, the Company applied to a lender for a $10,000 loan under the small business Paycheck Protection Program (PPP) established under the CARES Act and administered by the SBA (SBA Loan). The application was processed and approved through the SBA system, and the full loan amount of $10,000 was received by the Company on April 13, 2020. The application for these funds required the Company to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The Company was also required to certify that the loan funds would be used to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The SBA Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of the loan. The SBA Loan may be prepaid at any time without penalty. The note evidencing the SBA Loan contains events of default that are customary for a loan of this type. Under the terms of the CARES Act and the note, the Company can apply for and be granted forgiveness for all or a portion of the SBA Loan. Such forgiveness, if any, will be determined, subject to limitations, based on the use of loan proceeds for payroll costs, rent and utility costs, provided that the application for the SBA Loan stated that not more than 25% of the forgiven amount may be for non-payroll costs. While the Company believes that its use of the loan proceeds will meet the conditions for forgiveness of the SBA Loan, there can be no assurance that the Company will obtain forgiveness of the loan in whole or in part.

In addition, on April 20, 2020, the Company entered into a Payroll Support Program Agreement (PSP Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of Treasury (Treasury) with respect to the payroll support program (Payroll Support Program) under the CARES Act, pursuant to which the Company expects to receive approximately $41,000 in the aggregate, of which approximately $20,499 has been received. The remaining amount is expected to be paid to the Company in three equal payments of $6,833 each from July to September 2020. The payments are subject to adjustment in Treasury’s sole discretion. The PSP Agreement contains various covenants, including that the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, that the Company cannot involuntarily terminate or furlough any employee prior to October 1, 2020, and that the Company cannot reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Given the measures discussed above that the Company has implemented to address its historical net losses from operations and to mitigate the impact of the COVID-19 pandemic on its financial position and operations and its assumptions about its future impact on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, the Company believes the working capital currently available to it and cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months after the report issuance date.

3. Service Agreements

American Airlines, Inc.

In February 2005, the Company and US Airways, Inc. entered into a CPA under which the Company agreed to provide regional jet service through December 31, 2015, operating 70 CRJ-200 regional jet aircraft. American acquired US Airways, Inc. in 2015, and, in connection with the acquisition, American became party to the CPA. The CPA was amended in October 2008 and November 2009. The amendments, among other changes, granted the Company the right to extend the CPA under certain circumstances. The Company exercised its right under the amendments to extend the CPA beyond December 31, 2015 through mid-February 2018. The Company and AA amended the CPA on April 7, 2017, to allow for an orderly withdrawal of its aircraft from service with AA commencing in August 2017 and ending in February 2018. As aircraft were removed from AA, the amended CPA allowed the Company to place the aircraft into service with United.

Under the terms of the CPA, the Company was paid fees by AA for the number of aircraft in the fleet, completed block hours, completed departures, available seat miles (ASMs), and certain other amounts based on the Company’s performance measured against certain performance criteria.

United Airlines, Inc.

On February 26, 2017, the Company entered into a CPA with United Airlines, Inc. to operate up to 65 CRJ-200 regional jet aircraft. The initial term of the CPA is through February 28, 2023, with a two-year extension at UA’s election and a second two-year extension at UA’s election subject to mutual agreement by the Company and UA as to compensation.

4. Property and Equipment

The following presents the Company’s aircraft as of December 31, 2019 and 2018.

December 31, 2019	Owned	Leased
CRJ-200	51	13

December 31, 2018	Owned	Leased
CRJ-200	37	26

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

As part of an agreement reached in January 2018 Bombardier Inc. (BBD) agreed to pay the Company $25,192 in installments through September 2019 provided that BBD had the right to deliver to the Company the unencumbered title to certain CRJ-200 aircraft in satisfaction of any installment payments that remained at the time of such delivery. Under the agreement, the Company and BBD also agreed to terminate all residual value guarantee agreements (RVG’s) on 35 owned aircraft and to terminate certain other agreements that limited BBD’s obligations under such guarantee agreements.

On July 1, 2019, BBD exercised its right under the agreement and delivered to the Company 14 CRJ-200 aircraft which had previously been leased to the Company. The delivery of the aircraft was in lieu of remaining installment payments due to the Company totaling $8,212. All installment payments received from BBD prior to July 1, 2019, were recorded as “Other income” in the statements of operations and amounted to $2,537 and $14,443, for the years ended December 31, 2019 and 2018, respectively.

The Company recorded the 14 CRJ-200 aircraft as “Flight property and equipment” on the Balance Sheet at their fair market value based on recent asset valuations completed around that time. Fair market value was determined to be $15,832 based on one hundred and forty dollars per remaining engine cycle with a minimum value of $50 per engine, and each of the aircraft airframes was assigned a fair market value of $100. The airframes and engines were then depreciated in accordance with the table under “Property and Equipment and Depreciation” as set forth in Note 1. The transaction resulted in a lease termination expense of $19,353 which is included as part of “Aircraft rent” on the 2019 statement of operations. The lease termination expense, net of the recording of the assets at fair market value as noted above, included a charge for the following Balance Sheet items at the time the aircraft were acquired:

•	Right-of-use assets in the amount of $26,275, offset by lease liabilities of $1,182.

•	Unamortized engine overhauls of $9,535, recorded under “Flight property and equipment” on the Balance Sheet, related to the 28 engines acquired as part of the transaction.

•	Leasehold improvements with a remaining book value of $738 and included on the Balance Sheet as “Flight property and equipment,” related to the 14 acquired aircraft.

The delivery in mid-2019 of the 14 CRJ-200 aircraft by BBD to the Company is reflected in the December 31, 2019, table above as an increase to Owned Aircraft and a reduction in Leased Aircraft.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

5. Income Taxes

The income tax provision consists of the following (the 2018 amounts have been recast in accordance with Note 1 above):

Year ended December 31,	2019	2018
Current Benefit
Federal	$(247)	$(753)
State	(174)	(10)

Total Current Benefit	(421)	(763)

Deferred Expense (Benefit)
Federal	789	(2,095)
State	(46)	(2,266)

Total Deferred Expense (Benefit)	743	(4,361)

Income Tax Expense (Benefit)	$322	$(5,124)

The following is a reconciliation between a federal income tax rate of 21% in for the years ended December 31, 2019 and 2018 of income before income taxes and the effective tax rate which is derived by dividing the provision (benefit) for income taxes by the income before the provision for income taxes (in thousands):

Year ended December 31,	2019	2018
Computed provision for income taxes at the statutory rate	$(3,964)	$37,000
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	(830)	(2,880)
Non-deductible expenses	241	198
Gain on troubled debt restructuring	—	(44,981)
Loss of tax attributes	—	14,322
Valuation allowance changes affecting the provision for income taxes	5,873	(9,562)
Return to provision adjustments	(954)	(125)
Other, net	(46)	904

Provision (benefit) for income taxes	$322	$(5,124)

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

As of December 31, 2019, the Company recorded $6,330 of valuation allowance against certain deferred tax assets primarily associated with federal and state net operating losses. As of December 31, 2018, the company recorded $457 of valuation allowance against certain deferred tax assets primarily associated with state net operating losses. The increase in the valuation allowance for 2019 was primarily based on federal and state net operating losses generated in 2019.

Deferred tax assets and liabilities reflect temporary differences between financial and tax reporting. Significant components of deferred tax assets and liabilities are as follows:

December 31,	2019	2018
Deferred Tax Assets
Accruals and reserves not currently deductible	$6,631	$7,084
Federal NOL and interest expense limitation carryovers	13,796	286
State NOL and interest expense limitation carryovers	1,106	39
Accrued and deferred compensation	2,888	2,809
Prepaid items	1,198	2,432
Lease liability	4,052	—

Contract liability	2,543	3,242

Residual value guarantee settlement	—	2,568

Other	1,010	849

Subtotal before valuation allowance	33,224	19,309
Less: valuation allowance	(6,330)	(457)

Total Deferred Tax Assets	26,894	18,852

Deferred Tax Liabilities
Property and equipment	(24,696)	(20,701)
Right-of-use asset	(4,791)	—
Other	(6)	(6)

Total Deferred Tax Liabilities	(29,493)	(20,707)

Net Deferred Income Tax Liabilities	$(2,599)	$(1,855)

At December 31, 2019 and 2018, the Company had federal net operating losses of approximately $60,940 and $0, and state net operating losses of approximately $17,897 and $509, respectively. The estimated effective tax rate applicable to the federal and state net operating losses are 21.0% and 3.1%, respectively. The federal net operating loss is not subject to an expiration date but is subject to an 80% of taxable income limitation, while the Company expects the state net operating losses to begin to expire in 2024. State net operating losses differ with respect to expiration dates and limitations dependent on state specific regulations. For the year ended December 31, 2019 and 2018, the Company had a federal business interest carryforward of $4,724 and $1,360, respectively. These amounts, as well as future interest deductions, are subject to a limitation of 30% of adjusted taxable income. For the years ended December 31, 2019 and 2018, the Company recorded a valuation allowance of $6,330 and $457, respectively, against federal and state deferred tax assets consisting of net operating loss carryovers and interest expense limitation carryovers. As the Company was in a cumulative loss position as of December 31, 2019 and 2018, the reversal of existing temporary differences was used to determine the extent to which valuation allowances were recorded. The Company has no ongoing federal or state examinations. Federal tax years 2016, 2017, and 2018 are open to examination. As a result of the troubled debt restructuring in 2018, any remaining federal and state net operating loss and tax credit carryovers were eliminated, and therefore any related deferred tax assets and valuation allowances have also been reduced as of December 31, 2018.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Under ASC Topic 740, the accounting guidance related to uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows (in thousands):

December 31,	2019	2018
Unrecognized tax benefits at the beginning of the year	$388	$278
Gross increases – current year tax positions	—	128
Gross decreases – lapse of statute	(140)	(18)

Unrecognized tax benefits at the end of the year	$248	$388

Interest and penalties in year-end balance	$121	$252

6. Debt

Long-Term Debt

Long-term debt consists of the following (with interest rates as of December 31, 2019 and December 31, 2018):

December 31,	2019	2018
Notes due December 31, 2025, 4.0%(a)	$86,497	$86,497
Credit Agreements due through 2022, 5.0%(b)	34,186	29,595

Total debt	120,683	116,092
Less: current maturities	12,845	7,198

Long-Term Debt	$107,838	$108,894

(a)

On December 24, 2018, Air Wisconsin entered into a debt restructuring agreement with a lender (Lender), which held certain senior aircraft notes and subordinated aircraft notes. Under the agreement the senior aircraft notes were exchanged for Notes in the aggregate principal amount of $70,000 (Aircraft Notes) and the subordinated aircraft notes were cancelled. The Aircraft Notes bear interest at the rate of 4% per annum. Air Wisconsin concluded the restructuring should be classified as a troubled debt restructuring and, as such, future undiscounted interest payments of $16,497 were capitalized as part of the carrying value of the debt.

(b)

Air Wisconsin entered into a credit agreement with the Lender in June 2017 in the amount of $14,397, and a second credit agreement in January 2018 in the amount of $15,198, which was subsequently amended in December 2018 and again in June 2019 for additional funding of $5,755 and $6,034, respectively, and to extend the maturity date. The loans made by the Lender under these two credit agreements (Other Loans) have an interest rate of 5% and maturity dates of December 31, 2020 and June 30, 2022, respectively.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Aircraft Notes

In seven separate transactions occurring in 2003 and 2004, Air Wisconsin financed the acquisition of 35 CRJ-200 regional jets through the issuance of senior aircraft notes and subordinated aircraft notes. The senior aircraft notes bore interest at fixed rates ranging from 4.75% to 6.84%. The subordinated aircraft notes bore interest at a base rate plus 6-month LIBOR, with semi-annual adjustments for changes in LIBOR; the base rate was 1.5% for the first 15-months, 2.5% for the following 18-months and 3.5% thereafter.

In April 2016, the Lender, as the holder of the senior aircraft notes, the holder of the subordinated aircraft notes, and a loan trustee entered into a deferral agreement which was amended several times between April 14, 2016 and February 16, 2018. This agreement, as amended:

(i)	Deferred certain scheduled principal and interest payments on the senior aircraft notes and the subordinated aircraft notes through June 30, 2019;

(ii)	Imposed certain restrictions on Air Wisconsin’s ability to make payments to affiliates;

(iii)	Imposed an obligation on Air Wisconsin to perform certain engine maintenance through June 30, 2019; and

(iv)	Required Air Wisconsin to grant to a trustee for the benefit of the lenders security interests in certain unencumbered aircraft, engines and spare parts.

On January 25, 2018, Air Wisconsin, the Lender, as the holder of the senior aircraft notes, and the holder of the subordinated aircraft notes entered into an omnibus restructuring agreement whereby, among other things, the holder of the subordinated aircraft notes assigned all of its rights and interest in the subordinated aircraft notes and certain other notes payable due 2020 to the Lender.

On December 24, 2018, Air Wisconsin and the Lender entered into a debt restructuring agreement whereby:

(i)	The senior aircraft notes were exchanged for the Aircraft Notes in an aggregate principal amount of $70,000;

(ii)

The aggregate principal balance outstanding under the senior aircraft notes in excess of $70,000, the entire aggregate principal balance outstanding under the subordinated aircraft notes and certain notes payable due 2020, and all interest accrued on the senior aircraft notes and the subordinated aircraft notes prior to the restructuring date, including deferred amounts, was forgiven and deemed paid in full;

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

(iii)	The interest rate for the Aircraft Notes was reset to 4.0% per annum;

(iv)	Commencing on June 30, 2021, there is mandatory amortization of the Aircraft Notes in the aggregate amount of $3,500 semi-annually;

(v)	Certain additional mandatory prepayments based on excess cash flow are required; and

(vi)	The maturity date of the Aircraft Notes was extended to December 31, 2025.

The Aircraft Notes are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts. Air Wisconsin concluded the restructuring should be classified as a troubled debt restructuring and recorded a gain of $198,611 in 2018. Accordingly, the carrying value of the restructured debt was reduced to the expected future undiscounted cash flows related to its repayment, which includes future principal and interest payments of $70,000 and $16,497, respectively.

Other Loans

On June 5, 2017, Air Wisconsin and the Lender entered into a credit agreement under which Air Wisconsin borrowed $14,397. The Other Loans under the 2017 credit agreement have an interest rate of 5% and a maturity date of December 31, 2020 and are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts.

On January 25, 2018, Air Wisconsin entered into a second credit agreement with the Lender to borrow $15,198 in 2018. On December 24, 2018, the Lender and Air Wisconsin entered into a first amendment to that 2018 credit agreement in which the Lender agreed to make an additional loan in the amount of $5,755 on April 30, 2019. In April 2019, Air Wisconsin entered into a second amendment with respect to the 2018 credit agreement that extended the due date of one of the payments due in the amount of $7,273 from July 2019 to July 2020. As of December 31, 2018, the $7,273 payment was included in long-term debt on the balance sheet. In June 2019, Air Wisconsin entered into a third amendment to the 2018 credit agreement that changed the due date of the installment payment of $7,273, due July 2020, to December 2021. The amendment also provided Air Wisconsin the option to make the March 2020 and June 2020 payments under the 2017 credit agreement in December 2019, which totaled $7,198. In return, the December 2019 payment under the 2018 credit agreement, in the amount of $7,925, would be deferred to be made into two installments of $3,963 each due in March and June of 2022. Air Wisconsin exercised this option. The June 2019 amendment also increased the loan amount of the 2018 credit agreement by $6,034, to a total of $26,987, and the amendment extended the maturity date to June 30, 2022, at which time the $6,034 is also due. The Other Loans under the 2018 credit agreement have an interest rate of 5% and a maturity date of June 30, 2022 and are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts.

Air Wisconsin concluded that the amendments discussed above should be classified as a troubled debt restructuring due to the Lender granting changes to the amortization schedule and extending the loan maturity dates in the amendments.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

March 30, 2020 Deferral Agreement

On March 30, 2020, Air Wisconsin entered into a Letter Agreement with the Lender to defer all principal and interest payments on the Aircraft Notes and the Other Loans that would otherwise be due from March 31, 2020 through September 29, 2020 to September 30, 2020. Under this agreement Air Wisconsin deferred a payment of $3,918 due in March 2020 and will defer a second payment of $1,118 due in June 2020.

Maturities of long-term debt for the years subsequent to December 31, 2019, are as follows:

Fiscal Year	Amount
2020	$12,845
2021	22,758
2022	23,410
2023	9,170
2024	8,890
Thereafter	43,610

Total	$120,683

The debt agreements include provisions and certain non-financial covenants. At December 31, 2019 and 2018, Air Wisconsin was in compliance with the covenants of all of its debt agreements.

Long-Term Promissory Note

In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest was payable semiannually on each May 1 and November 1. On May 1, 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the balance sheets. The hangar is accounted for as a right-of-use asset.

7. Lease Obligations

Effective January 1, 2019, the Company adopted Topic 842. The Company leases property and equipment under operating leases. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use asset (ROU) and operating lease liability at the present value of lease payments over the term. The Company used its incremental borrowing rate to discount the lease payments based on information available at January 1, 2019. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

For all underlying classes of assets, the Company has elected to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are deemed short-term leases with lease costs included in rent expense.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

As of December 31, 2019, the Company’s right-of-use assets were $24,026, the Company’s current maturities of operating lease liabilities were $6,311, and the Company’s noncurrent lease liabilities were $10,538. During 2019, the Company paid $29,502 in operating leases reflected as a reduction from operating cash flows.

The table below presents operating lease related terms and discount rates as of December 31, 2019:

Weighted-average remaining lease term	4.04 years
Weighted-average discount rate	7.02%

Components of lease costs were as follows for the year ended December 31, 2019:

Operating lease cost	$27,624
Short-term lease cost	4,331
Variable lease cost	182
Lease termination expense	19,353

Total lease cost	$51,490

As of December 31, 2019, the Company leased or subleased certain aircraft and engines, training simulators, and facilities. Rent expense recorded under these leases was $51,490 and $42,468 in 2019 and 2018, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of December 31, 2019:

Fiscal Year	Amount
2020	$7,384
2021	3,975
2022	3,906
2023	2,722
2024	1,087
Thereafter	987

Total lease payments	20,061

Less imputed interest	(2,104)
Total lease liabilities	$17,957

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

8. Commitments and Contingencies

Legal Matters

The Company is subject to certain legal actions, which it considers routine to its business activities. As of December 31, 2019, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Standby Letters of Credit

As of December 31, 2019, the Company had ten outstanding letters of credit in the total amount of $814 to guarantee the performance of Company obligations in certain lease agreements and insurance policies. The Company’s restricted cash secures the letters of credit.

The following table sets forth our cash obligations as of December 31, 2019:

		Payment Due for Year Ending December 31, (in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
Aircraft Notes principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes interest	$16,497	$5,647	$2,729	$2,451	$2,170	$1,890	$1,610
Other Loans principal	$34,186	$7,198	$13,029	$13,959	$—	$—	$—
Other Loans interest	$3,193	$1,664	$1,230	$299	$—	$—	$—
Operating lease obligations	$20,061	$7,384	$3,975	$3,906	$2,722	$1,087	$987

Total	$143,937	$21,893	$27,963	$27,615	$11,892	$9,977	$44,597

As of December 31, 2019, we had no variable rate notes in our total long-term debt.

9. Retirement Plans

The Company has defined contribution retirement plans that cover substantially all employees. The Company contributes to these plans. Total expense under all plans for 2019 and 2018 was $4,467 and $4,043, respectively.

10. Related-Party Transactions

For 2019 and 2018, the Company paid $3,979 and $4,545, respectively, pursuant to certain aircraft and engines leases with related parties and for other professional services.

Southshore Leasing, LLC (Southshore Leasing), through its affiliates (the Southshore Affiliates, and, together with Southshore Leasing, Southshore), leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. In 2019, Air Wisconsin paid a total of approximately $3,739 to Southshore, consisting of approximately $1,878 for the leases of three aircraft, approximately $1,661 for the lease of additional engines to support the operations of Air Wisconsin’s aircraft fleet, and $200 for the purchase of two previously leased airframes. In 2018, Air Wisconsin paid a total of approximately $4,305 to Southshore, consisting of approximately $1,525 for the leases of two aircraft, and a total of approximately $2,780 for the lease of additional engines.

Air Wisconsin also from time to time contracted for services to be performed on assets held by Southshore that are used in Air Wisconsin’s operations and received reimbursement from Southshore at the cost of such services. Because Air Wisconsin acted as an agent or an intermediary in facilitating such transactions, the amounts of any such transactions are not included in the amounts described above.

Resource Holdings Associates (Resource Holdings) has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC has paid a recurring monthly fee of $20 in exchange for these financial advisory and management services since January 2012. AWAC paid a total of $240 to Resource Holdings in both 2019 and 2018.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

11. Collective Bargaining Agreements

The Company has five collective bargaining units. The Airline Pilots Association (ALPA) represents pilots. The Association of Flight Attendants-CWA (AFA) represents flight attendants. The mechanics and the technical store clerks have two separate collective bargaining agreements that are both represented by the International Association of Machinists and Aerospace Workers AFL-CIO (IAMAW). The Transport Workers Union of America (TWU) represents dispatchers.

As of December 31, 2019, the Company is in negotiations with the unions that represent the flight attendants and mechanics. The Company is in mediated negotiations with AFA representing the flight attendants and the IAMAW representing the mechanics. The Company believes the resolution of its negotiations will not have a material impact on its financial position or operations.

Amendable dates for each bargaining unit are:

Bargaining Unit	Amendable Date
Pilots	November 21, 2022
Dispatchers	November 1, 2020
Mechanics	October 7, 2015
Technical store clerks	September 20, 2022
Flight attendants	June 27, 2016

12. Earnings Per Share

Calculations of net income per common share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018
Net (loss) Income	$(19,214)	$181,313
Basic weighted average common shares outstanding	54,863	54,863

Add: Incremental shares for:
Diluted effects of stock options	—	559

Diluted weighted average common shares outstanding	54,863	55,422

Net (loss) income per common share
Basic	$(.35)	$3.30

Diluted	$(.35)	$3.27

Basic (loss) income per common share is computed by dividing net (loss) income attributable the Company by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares related to the 2015 Stock Option is calculated by applying the treasury stock method. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of these items would have an anti-dilutive effect.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

Net income at December 31, 2018 was driven by the gain on the extinguishment of debt of $198,729, resulting from the troubled debt restructuring in December 2018.

13. Stock Options

2015 Stock Option

In 2015, the Company issued a stock option to purchase 558,835 shares of the common stock of the Company at an exercise price of $0.21386 per share. The value of the option at the date of grant was $.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. This is the only remaining stock option as of December 31, 2019 and 2018.

After July 9, 2019, the 2015 Stock Option became fully exercisable; prior to that date it could be exercised based on the occurrence of certain events.

The 2015 Stock Option terminates on July 9, 2022 or upon the occurrence of certain corporate transactions.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

14. Supplemental Cash Flow Information

Cash payments for interest for the years ended December 31, 2019 and 2018, were $1,841 and $1,348, respectively. Cash payments for income taxes for the years ended December 31, 2019 and 2018 amounted to $39 and $42, respectively. Cash payments included in the measurement of lease liabilities related to operating leases amount to $29,502 for the year ended December 31, 2019. The Company had noncash additions to property and equipment of $7,210 included in accounts payable as of December 31, 2018. The Company also recorded a fair market value of $15,832 for 14 aircraft acquired in a non-cash lease termination transaction. The aircraft are recorded in property, plant, and equipment (see Note 4).

15. Intangible Assets

Intangible assets at December 31, 2019 and 2018 consist of the following (in thousands):

	December 31,
	2019	2018
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

16. Subsequent Events

The Company evaluated its December 31, 2019, financial statements for subsequent events through July 1, 2020, the date the financial statements were available to be issued. The following subsequent events are noted:

See the subsequent events described in Note 2 regarding the impact of the COVID-19 pandemic and CARES Act on the Company’s operations, and in particular the SBA Loan and the Treasury Payroll Support.

See the subsequent event described in Note 6 regarding the March 30, 2020, deferral agreement of certain principal and interest.

On January 17, 2020, the Company completed the acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities of three CRJ-200 regional jets, each having two General Electric (GE) engines, in addition to five additional GE engines, in exchange for the issuance of shares of the Company’s Series C Convertible Redeemable Preferred Stock. The Company had leased the aircraft and engines prior to the acquisition.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

On May 22, 2020, the Company acquired eight CRJ-200 aircraft in a single transaction. The Company had leased the aircraft prior to the acquisition. The aggregate purchase price for the eight aircraft was $3,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2019, the last day of the period covered by this Annual Report. Disclosure controls and procedures means controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, primarily as a result of the material weaknesses in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) discussed below, our management, including our principal executive officer and principal financial and accounting officer, concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level. However, notwithstanding this determination, our management, including our principal executive officer and principal financial and accounting officer, concluded that the consolidated financial statements contained in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

In connection with the audit of our consolidated financial statements contained in this Annual Report, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a reporting company’s financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our independent registered public accounting firm as of December 31, 2019 primarily relate to:

•	the application of accounting treatment for certain complex and non-routine transactions, including certain lease termination transactions;

•	the adoption of new accounting standards related to Topic 606 and Topic 842;

•	the establishment and design of processes and controls to document and monitor certain controls over financial reporting, including the review of journal entries;

•	the design of controls for user access rights related to certain information technology systems, including payroll; and

•	the accounting for valuation allowances on deferred tax assets.

Remedial Measures

Our management has concluded that the following material weaknesses identified above have been remediated as of the date of the filing of this Annual Report: (i) the adoption of new accounting standards related to Topic 606 and Topic 842; and (ii) the accounting for valuation allowances on deferred tax assets.

We plan to take the following remedial measures to address the remaining identified material weaknesses in internal control over financial reporting:

•	hire outside consultants who possess the requisite skillsets in certain areas of accounting and financial reporting, including accounting for certain complex and non-routine transactions;

•	assess required training needs to promote the continued development of existing personnel;

•	perform a comprehensive review of our current procedures to ensure compliance with our accounting policies and generally accepted accounting principles; and

•	consider hiring additional financial and accounting personnel.

We intend to enhance our controls and procedures and remediate the remaining identified material weaknesses, including through the adoption of the remedial measures discussed above. However, we cannot be certain that these measures will be successful in remediating the material weaknesses, or preventing future significant deficiencies or material weaknesses in internal control over financial reporting. We may incur significant costs and diversion of our management in an effort to maintain an effective control environment.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Rule 15d-15(c) under the Exchange Act, because the Company was not required to file (and did not file) an Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (a “Prior Year Annual Report”), this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established pursuant to SEC rules and regulations for newly reporting companies.

Attestation Report of the Registered Public Accounting Firm

Pursuant to an exemption established by the Jumpstart Our Business Startups Act for “smaller reporting companies”, this Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Pursuant to Rule 15d-15(d) under the Exchange Act, because the Company was not required to file (and did not file) a Prior Year Annual Report, it was not required to conduct (and did not conduct) an evaluation of changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2019. However, see the sections entitled “– Disclosure Controls and Procedures” and “– Remedial Measures” within this Annual Report for additional information regarding matters that could impact our internal control over financial reporting in future periods.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Consistent with the Securities and Exchange Commission (“SEC”) rules and regulations, our executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”). The following table sets forth information concerning our executive officers and directors as of May 31, 2020:

Name	Age	Position
Executive Officers:
Christine R. Deister	71	Chief Executive Officer and Secretary, Harbor Diversified, Inc.
Robert Binns	55	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Gregg Garvey	54	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC
Non-Employee Directors:
Richard A. Bartlett	62	Director, Harbor Diversified, Inc.
Nolan Bederman(1)	48	Director, Harbor Diversified, Inc.
Kevin J. Degen(1)	63	Director, Harbor Diversified, Inc.

(1)	Serves as a member of our audit committee.

Executive Officers

Christine R. Deister

Ms. Deister, 71, has served as the Company’s Chief Executive Officer and Secretary since March 2020. Ms. Deister has also served as Chief Financial Officer and Secretary of Lotus Aviation Leasing, LLC, and Chief Financial Officer and Secretary of Air Wisconsin Funding LLC (“AWF”) since April, 2020, as well as President, Secretary, and a director of Harbor Therapeutics, Inc. since April, 2020. Ms. Deister was initially appointed Chief Financial Officer and Secretary of the Company in March 2012, and was subsequently appointed President of the Company in July 2019. Previously, Ms. Deister served as President and Chief Executive Officer of Air Wisconsin from April 2015 until March 2020. From November 2014 to April 2015, Ms. Deister served as Chief Commercial Officer of Air Wisconsin. From November 2004 to November 2014, Ms. Deister served as Executive Vice President and Chief Financial Officer of Air Wisconsin. Prior to Air Wisconsin Ms. Deister served as Executive Vice President and Chief Financial Officer of Hawaiian Airlines from 2001 to November 2004. Prior to 2001, Ms. Deister held various executive roles with Trans World Airlines, including Senior Vice President of Finance and Treasurer.

Robert Binns

Mr. Binns, 55, has served as Air Wisconsin’s President since April 2019, and as its Chief Executive Officer since April 2020. Mr. Binns has also served as Executive Vice President and director of AWAC Aviation, Inc. (“AWAC”) since April 2020. Mr. Binns brings over 25 years of airline and industry-related leadership to these roles. Prior to joining Air Wisconsin, Mr. Binns held executive roles with Hybrid Enterprises, LLC, the exclusive reseller of Lockheed Martin’s hybrid airship, Global Aviation Holdings, TransMeridian Airlines, Pegasus Aviation and Trans World Airlines. Mr. Binns holds an M.B.A. from the University of Kansas, an M.A. in Political Behavior from Essex University in England, and a B.A. in History and Political Science from the University of Kansas.

Gregg Garvey

Mr. Garvey, 54, has served as Air Wisconsin’s Senior Vice President, Chief Accounting Officer and Treasurer since October 2018, and has worked with Air Wisconsin in various roles since 1999. Mr. Garvey also serves as Vice President, Chief Financial Officer and Treasurer of AWAC. Prior to joining Air Wisconsin in 1999, Mr. Garvey served as a Tax Manager, Tax Supervisor, and Staff Accountant at Schenck & Associates (currently part of CliftonLarsonAllen LLP), a large regional public accounting firm in Appleton, Wisconsin. Mr. Garvey also held positions of Financial Analyst and Forecasting Accountant, and Senior Tax Accountant at Repap Wisconsin, Inc. a paper company formerly located in Kimberly Wisconsin. Mr. Garvey holds a B.B.A. in Accounting from the University of Wisconsin-Whitewater, an M.S. in Taxation from the University of Wisconsin-Milwaukee, and an M.B.A. from the University of Wisconsin-Oshkosh. Mr. Garvey is also a Certified Public Accountant.

Non-Employee Directors

Richard A. Bartlett

Mr. Bartlett, 62, has served on the Company’s board of directors since August 2011. Mr. Bartlett is the managing director of Resource Holdings, Ltd., a private equity firm located in New York, New York. He has served on the board of directors of numerous privately-held and publicly-traded companies across a wide variety of industries, including the board of directors of Air Wisconsin for more than 25 years. Mr. Bartlett served on the board of directors of US Airways, Inc. from 2005 to 2008. Prior to joining Resource Holdings, Ltd. in 1984, he served as a law clerk for an associate justice of the Supreme Court of the United States, and prior to that, for a senior judge of the U.S. Circuit Court for the District of Columbia. Mr. Bartlett received his J.D. from Yale Law School and his B.A. from Princeton University.

We believe Mr. Bartlett’s experience serving as a principal at a private equity firm for over 30 years, and on the boards of directors of multiple companies, including Air Wisconsin and US Airways, Inc., provides him with the skills necessary to understand business strategy and planning, financial statements, and board process and functions, all of which qualify him for service as a director.

Nolan Bederman

Mr. Bederman, 48, has served on the Company’s board of directors since March 2019. Mr. Bederman currently serves as a founder and Managing Partner of Bederman Capital Corp., a private equity firm. Prior to forming Bederman Capital Corp., Mr. Bederman served as partner and co-founder of Genuity Capital Partners from 2005 to 2013. Prior to Genuity Capital Partners, Mr. Bederman served as an executive director of private equity with CIBC Capital Partners from 2002 to 2004, and was promoted to Vice President of investment banking with Merrill Lynch & Co., where he served as a mergers and acquisitions advisor from 1998 to 2002. Mr. Bederman received his J.D. and M.B.A. from the University of Toronto, and a B.A. in Economics from the University of Western Ontario.

We believe Mr. Bederman’s experience in private equity, and as the founder of multiple complex organizations, brings to the Company’s board of directors critical skills related to leadership, financial oversight, strategic planning and corporate governance, all of which qualify him for service as a director.

Kevin J. Degen

Mr. Degen, 63, has served on the Company’s board of directors since March 2019. Mr. Degen has served as a principal with Greencastle Advisors LLC, an advisory firm in the transportation sector, since 2010. Prior to founding Greencastle, Mr. Degen was employed by Seabury Group LLC, an aviation advisory firm, from 2000 to 2009, where he was a Managing Director. Prior to Seabury Group, from 1996 to 1999, Mr. Degen served as Senior Vice President for Donaldson, Lufkin and Jenrette, an investment banking firm, and from 1993 to 1996, as a portfolio manager with Southport Management Group. Prior to Southport, Mr. Degen held various investment banking positions with Lehman Brothers, PaineWebber Inc., and E.F. Hutton Inc. from 1982 to 1992. Mr. Degen serves as a director of START III USA LLC, an aircraft leasing SPV. Mr. Degen received an M.B.A. from Harvard Business School and a B.S. in Engineering from Princeton University.

We believe Mr. Degen’s extensive experience within the transportation sector, as well as his many years serving as an advisor and investment banker, provide him with industry experience, knowledge of complex organizations, and financial management and strategic planning skills, all of which qualify him for service as a director.

Promoters and Control Persons

There are no promoters or control persons involved with the Company.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Board of Directors and Director Independence

The Company’s board of directors is presently comprised of three members. While the Company does not have a class of securities listed on a national securities exchange, the Company’s board of directors believes it is a good corporate governance practice to assess whether certain directors would qualify as “independent directors” for purposes of the NASDAQ Listing Rules (the “NASDAQ Rules”). The Company’s board of directors has considered the current “independent director” standards set forth in the NASDAQ Rules and has affirmatively determined that each of Messrs. Bederman and Degen do not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and therefore qualify as “independent directors” under the NASDAQ Rules. Accordingly, a majority of the members of the Company’s board of directors qualify as “independent directors.”

Board Leadership Structure

The Company’s board of directors has not appointed a Chairman of the Board or a Lead Independent Director although it retains the discretion to do so. The Company’s board of directors believes this is the most appropriate leadership structure at this time given the current number of directors and the scope of the Company’s business and operations.

Board Role in Risk Oversight

The Company’s board of directors provides oversight with respect to our management of risk, both as a whole and through the audit committee. The Company’s board of directors typically reviews and discusses with management at each of its regular meetings information presented by management relating to our operational results and outlook, including information regarding risks related to our business and operations. The audit committee oversees the management of risk as part of its responsibilities related to the oversight of the Company’s independent registered public accounting firm, and the review of the Company’s financial results and internal control over financial reporting.

Codes of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Ethics”) applicable to our Chief Executive Officer and other officers that have a financial or operational oversight role, which is intended to comply with the requirements of Item 406 of Regulation S-K. We expect that any amendment to the Code of Ethics, or any waivers of its requirements applicable to our executive officers or directors, will be disclosed in our future filings under the Exchange Act. The Code of Ethics is filed as an exhibit to this Annual Report.

Meetings of the Board of Directors

During 2019, the Company’s board of directors held four regular meetings and numerous additional meetings. Each of the directors attended all of the meetings of the Company’s board of directors during the period for which he was a director.

Board of Director Policies and Procedures

The Company’s board of directors has documented the Company’s corporate governance practices by adopting certain policies and procedures, including the Code of Ethics and the charter of the audit committee. These policies and procedures are designed to ensure the Company’s board of directors, together with the audit committee, will have the necessary authority and governance frameworks in place to make decisions independent of the Company’s management.

Audit Committee

The Company has a standing audit committee of its board of directors. The audit committee oversees the Company’s corporate accounting and financial reporting process and the audits of the Company’s financial statements. For this purpose, the audit committee’s principal functions are to: (i) oversee the integrity of the Company’s financial statements, the audits of the Company’s financial statements conducted by the Company’s independent registered public accounting firm (“Independent Auditors”), the qualifications, and the independence and performance of the Independent Auditors, and compliance with legal, regulatory and disclosure requirements relating to the Company’s accounting and financial reporting processes; (ii) review the Company’s internal control over financial reporting; and (iii) facilitate communication among the Independent Auditors, the Company’s financial and senior management, and the board of directors of the Company. The audit committee is directly responsible for oversight of the work of the Independent Auditors, including resolution of any disagreements between management and the Independent Auditors regarding financial reporting or the application of accounting policies. This oversight includes review and discussion with management and the Independent Auditors of (i) the Company’s financial statements and the reports or information delivered to the audit committee by the Independent Auditors; and (ii) analyses prepared by management and the Independent Auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, as well as assessment of the Company’s system of internal control over financial reporting.

The Company’s board of directors regularly reviews the qualifications of the audit committee members and has determined that each of the members: (i) is “independent” as defined in Rule 10A-3 under the Exchange Act, (ii) is an “independent director” as defined under the NASDAQ Rules, (iii) has the ability to read and understand financial statements, and (iv) qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The latter determination is based on a qualitative assessment of each member’s level of knowledge and experience based on a number of factors.

The audit committee is also responsible for the review, approval and monitoring of transactions involving the Company and any “related persons” (directors or executive officers, or stockholders owning five percent or greater of our outstanding capital stock, or any of their respective immediate family members) that involve amounts exceeding $120,000 in which a related person has a direct or indirect material interest.

The audit committee is presently comprised of two directors and operates under a written charter adopted by the Company’s board of directors. The Company’s board of directors reviews and assesses the adequacy of the audit committee’s written charter on an annual basis. The current members of the audit committee are Messrs. Bederman and Degen. During 2019, the audit committee held two regular meetings and numerous additional meetings. Each of the members of the audit committee attended all of the meetings of the audit committee during the period for which he served on the audit committee.

Special Committee

On November 1, 2019, the Company’s board of directors formed a special committee to evaluate the potential acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three CRJ-200 regional jets, each having two engines, plus five additional engines. Messrs. Bederman and Degen, each of whom were “disinterested directors” for purposes of the Southshore transaction, were appointed to serve as members of the special committee. The special committee met frequently, including with special committee counsel, their financial advisor, and an independent valuation firm, throughout the process of analyzing, negotiating and completing the transaction with Southshore, with both members present for all meetings. On January 17, 2020, following the approval of the special committee, the Company completed the acquisition from Southshore in exchange for the issuance of shares of the Company’s Series C Convertible Redeemable Preferred Stock. For more information, see the section entitled “Certain Relationships and Related Transactions and Director Independence – Transactions with Southshore Leasing, LLC and Southshore Affiliates” within this Annual Report.

Director Compensation

For service on the Company’s board of directors, each director receives a quarterly cash retainer in the amount of $15,000. For service on the audit committee, the members receive an additional quarterly cash retainer in the amount of $2,500. The directors are not paid additional amounts for attendance at board or committee meetings.

To the extent any director serves on the board of directors (or similar governing body) of any of our active wholly owned subsidiaries, the director is typically paid a quarterly cash retainer in the amount of $2,500, which amount is in addition to amounts paid for service on the Company’s board of directors. Mr. Bartlett serves as a director of AWAC. Messrs. Bederman and Degen each serve on the board of managers of Air Wisconsin.

Messrs. Bederman and Degen were each paid $20,000 for serving on the special committee. The payment of this amount was not contingent upon the completion of the Southshore transaction.

None of our current directors has been granted any equity awards in connection with their service on the Company’s board of directors or the audit committee.

We reimburse reasonable expenses incurred in connection with attending meetings of the Company’s board of directors and the audit committee.

Director Compensation Table

Name	Fees Earned Or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Richard A. Bartlett(2)	$70,000	—	$70,000
Nolan Bederman(3)	$100,000	—	$100,000
Kevin J. Degen(3)	$100,000	—	$100,000

(1)	This amount includes a quarterly cash retainer of $15,000 paid to each director for service on the Company’s board of directors.
(2)	Mr. Bartlett received $10,000 for serving as a director of AWAC.
(3)

Messrs. Bederman and Degen were each appointed to the Company’s board of directors on September 20, 2018, to the audit committee on March 1, 2019, and to the special committee on November 1, 2019. Messrs. Bederman and Degen each earned $10,000 for serving on the audit committee and $20,000 for serving on the special committee. Messrs. Bederman and Degen each received $10,000 for serving on the board of managers of Air Wisconsin, to which they were appointed on March 13, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

This narrative discussion of the compensation objectives, policies and arrangements that apply to our named executive officers is intended to assist your understanding of, and to be read in conjunction with, the Summary Compensation Table and related disclosures set forth below. As a “smaller reporting company,” we are eligible to comply with scaled executive compensation disclosure requirements under applicable SEC rules and regulations.

Named Executive Officers

Our named executive officers include our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2019. Consistent with SEC rules and regulations, our named executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC, as indicated in the table below.

For 2019, our named executive officers were:

Named Executive Officer	Position
Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Gregg Garvey	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC Principal Financial and Accounting Officer

Compensation Overview

The primary objective of our executive compensation program is to attract and retain executives with the skills necessary to lead us in achieving our strategic objectives and creating long-term value for our stockholders. We recognize that there is significant competition for talented executives, especially within the airline industry, and it can be particularly challenging for regional airlines to recruit executives and other key employees of the caliber necessary to achieve our goals.

When making executive compensation decisions, the Company’s board of directors generally informs itself of the compensation amounts paid to executives at other regional airlines, although this is only one of several factors considered. In recent years, our executive compensation program has been impacted by the financial uncertainty impacting our business. This dynamic has resulted in us paying our named executive officers lower amounts of total compensation than might otherwise be expected for executives with similar titles and responsibilities.

When establishing executive compensation, the Company’s board of directors is guided by the following principles:

•	Attract, retain and incentivize executives with the background, experience and vision necessary to lead us in achieving our strategic objectives and creating long-term value for our stockholders; and

•	Provide a total compensation package that is generally competitive with other companies in our industry that operate in similar geographic locations and are of a similar size and stage of growth.

Compensation Determinations

The Company’s board of directors, which includes two independent directors, is responsible for overseeing our executive compensation program, based on their own experience, their understanding of our business and industry, and feedback from our senior executives. We have not appointed a separate compensation committee. In addition, we have not historically retained a compensation consultant, although we retain the right to do so in the future.

Elements of Compensation Program

In light of the compensation philosophy and objectives discussed above, the compensation program for our named executive officers generally consists of a base salary, a discretionary cash bonus program, and other benefits as described below.

Base Salary

We pay base salaries to attract and retain talented executives with the necessary background, experience and vision required for our future growth and success. Base salaries are reviewed periodically and adjusted in response to factors such as title and responsibility level, individual contributions to achieving our strategic objectives, our operational and financial performance, and competitive pay practices within our industry.

Cash Incentive Program

Historically, we have not adopted a formal cash incentive bonus program. Rather, we have paid discretionary cash bonuses to certain executives and other senior executives. The amounts of these bonuses have generally been based on factors such as title and responsibility level, individual contributions to achieving our strategic objectives, our operational and financial performance, and executive retention concerns. See the section entitled “– Summary Compensation Table” within this Annual Report for additional information.

Going forward, the Company intends to design and implement a long-term cash incentive plan (“LTIP”), to reward our senior executives, including our named executive officers, for the achievement of pre-determined strategic and operational objectives and the creation of long-term value. We expect the LTIP will be developed and recommended by our senior executives for final approval by the Company’s board of directors.

Equity-Based Awards

We have not historically granted equity awards to our named executive officers and our named executive officers do not currently own any shares of our common stock or any equity awards exercisable for or convertible into shares of our common stock. We have not adopted an equity incentive plan, although we retain the right to do so in the future.

Benefits

We offer a standard benefits package that we believe is necessary to attract and retain key executives. Our named executive officers are eligible to participate in our medical, dental, vision and other welfare benefit plans, such as long-term disability insurance and life insurance.

We maintain a 401(k) plan for the benefit of our eligible employees, including our named executive officers. Currently, we contribute up to 3% of a participant’s compensation, and, in addition, we match contributions made by participants in an amount up to 50% of the amount contributed by participants, on up to 8% of their compensation, subject to IRS limitations, provided that all contributions are discretionary.

Certain senior executives, including our named executive officers, are also eligible to participate in our Supplemental Executive Savings Plan (“SESP”), which is a non-qualified deferred compensation retirement benefit plan. Pursuant to the SESP, we contribute, on a discretionary basis, an amount equal to the excess of the full amount of contributions to which the participant would have been entitled under our 401(k) plan, but for the IRS limitations on employer contributions, over the actual amount we contribute to the 401(k) plan for the participant.

Employment Agreements

We have entered into employment agreements with Ms. Deister and Mr. Binns, each of which are summarized below. We have not entered into an employment agreement (or other similar agreement) with Mr. Garvey.

Deister Agreement

Air Wisconsin entered into an employment agreement with Ms. Deister (the “Deister Agreement”), pursuant to which Ms. Deister was initially appointed to serve as President and Chief Executive Officer of Air Wisconsin. Ms. Deister was subsequently appointed Chief Executive Officer of the Company on April 1, 2020 concurrent with Mr. Binns’ appointment as Chief Executive Officer of Air Wisconsin. The Deister Agreement has an initial term of approximately two years, from April 7, 2015 through April 30, 2017, with successive automatic one-year renewal periods, subject to earlier termination in accordance with its terms.

The Deister Agreement initially provided for a minimum annual base salary of $320,000 and provided that the amount may be increased by Air Wisconsin’s board of managers in its sole discretion. As of December 31, 2019, the annual base salary amount payable to Ms. Deister was $425,000. Ms. Deister is also eligible to receive an annual cash payment of $35,000 for her service directly to the Company.

Pursuant to the Deister Agreement, each year during the term of the agreement, Ms. Deister is eligible to receive an annual cash bonus in the amount of $90,000, as well as a retention bonus in the amount of $50,000, provided that, in each case, she remains employed through the respective payment dates. Notwithstanding the terms of the Deister Agreement, Air Wisconsin’s board of managers retains the discretion to award cash bonuses in such amounts, and at such times, as it deems appropriate based upon a number of factors, including the achievement of strategic objectives, financial and operational performance, and retention concerns.

During the term of the Deister Agreement, Ms. Deister shall be eligible to participate in such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on the same basis as the other senior executives.

In the event of the termination of the Deister Agreement “Without Cause” or for “Good Reason” (each as defined in the Deister Agreement), Air Wisconsin shall pay to Ms. Deister: (i) any base salary that has been earned but remains unpaid as of the date of termination; (ii) any vacation benefits that have accrued but remain unused as of the date of termination; (iii) a severance payment equal to one year of base salary, (iv) the next installment of the retention bonus, and (v) the next installment of the annual cash bonus, such payments to be made within 30 days after such termination.

Pursuant to the Deister Agreement, in the event Ms. Deister’s employment is terminated Without Good Cause or for Good Reason in connection with a Change in Control (as defined in the Deister Agreement), on the terms described therein, then Air Wisconsin shall pay Ms. Deister a severance payment equal to two years of base salary to be made within 30 days following such termination.

The Deister Agreement contains customary restrictive covenants, including with respect to confidentiality and non-solicitation.

Binns Agreement

Air Wisconsin entered into an employment agreement with Mr. Binns (the “Binns Agreement”), pursuant to which Mr. Binns was initially appointed to serve as President of Air Wisconsin. The Binns Agreement has an initial term of two years, from April 1, 2019 through April 1, 2021, with successive automatic one-year renewal periods, subject to earlier termination in accordance with its terms.

The Binns Agreement provides for a minimum annual base salary of $350,000, which amount was increased to $425,000 upon Mr. Binns appointment as Chief Executive Officer of Air Wisconsin on April 1, 2020. The base salary amount may be increased by Air Wisconsin’s board of managers in its sole discretion. Mr. Binns was paid a sign-on bonus in the amount of $75,000, which is subject to forfeiture in certain circumstances as described in the agreement, and he was also reimbursed for three months of housing accommodations.

Pursuant to the Binns Agreement, Mr. Binns is eligible to receive an incentive bonus for each year during the term of the Binns Agreement in an amount equal to between 50% and 75% of his base salary for the applicable year, which shall be paid based on the achievement of performance metrics determined by Air Wisconsin’s board of managers from time to time. Mr. Binns is required to be employed through the date of payment of the incentive bonus.

As discussed above, the Company intends to implement an LTIP to reward the senior executives for the achievement of strategic objectives and the creation of long-term value. Mr. Binns shall be eligible to receive LTIP awards once adopted. Until such time as the LTIP has been implemented, Mr. Binns shall be eligible to receive a long-term incentive award (the “LTI Award”), each year during the term of the Binns Agreement in an amount equal to the actual incentive bonus amount for the immediately prior year. The LTI Award shall be payable in cash in four equal annual installments on each of the first four anniversaries of the grant date so long as Mr. Binns remains employed on each such date.

During the term of the Binns Agreement, Mr. Binns shall be eligible to participate in such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on the same basis as the other senior executives.

In the event of the termination of the Binns Agreement “Without Cause” or for “Good Reason” (each as defined in the Binns Agreement), Air Wisconsin shall pay to Mr. Binns: (i) any base salary that has been earned but remains unpaid as of the date of termination; and (ii) a severance payment equal to one year of base salary plus the amount of the actual incentive bonus amount for the prior year, such payment to be made within 30 days after such termination. In addition, Mr. Binns shall be eligible to participate in benefit plans for one year following such termination.

The Binns Agreement does not provide for any payments or benefits to be paid in connection with a change in control transaction (or similar transaction).

The Binns Agreement contains customary restrictive covenants, including with respect to confidentiality, non-solicitation and non-competition.

Severance Agreements / Change in Control Agreements

Except as described under the section entitled “– Employment Agreements” within this Annual Report, we currently do not have severance agreements or change in control agreements (or other similar agreements) with any of our named executive officers. However, we reserve the right to enter into these types of agreements with our named executive officers or other employees in the future.

Summary Compensation Table

The following table sets forth summary compensation information for our named executive officers for the year ended December 31, 2019:

Name and Title	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Christine R. Deister(4)	2019	433,750	300,000	—	44,813	778,563
Chief Executive Officer and Secretary
Robert Binns(5)	2019	262,500	—	—	104,277	366,777
Chief Executive Officer and President, Air Wisconsin
Gregg Garvey	2019	215,000	120,000	—	22,550	357,550
Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin

(1)

The amounts in this column reflect the payment of discretionary cash bonuses to our named executive officers. See the section entitled “ – Cash Incentive Program” within this Annual Report for additional information.

(2)	We did not adopt a non-equity incentive plan, as defined in the applicable SEC rules and regulations, for 2019.
(3)

All other compensation for 2019 included the following: (i) Ms. Deister: a cash payment in the amount of $10,000 for service provided to the board of managers of Air Wisconsin (consistent with the amount paid to the other managers), and an aggregate of $34,813 for our contributions pursuant to the 401(k) plan and SESP; (ii) Mr. Binns: a one-time $75,000 sign-on bonus and $7,485 for a three-month housing allowance both paid in connection with his appointment as President of Air Wisconsin, and an aggregate of $21,792 for our contributions pursuant to the 401(k) plan and SESP, and (iii) Mr. Garvey: an aggregate of $22,550 for our contributions pursuant to the 401(k) plan and SESP.

(4)	The salary amount for Ms. Deister includes $398,750 for service to Air Wisconsin and $35,000 for service to the Company.
(5)

Mr. Binns joined Air Wisconsin as President on April 1, 2019 and was appointed Chief Executive Officer on April 1, 2020. Mr. Binns was not eligible for a cash bonus for 2019. See the section entitled “– Employment Agreements” within this Annual Report for additional information.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2019, none of our named executive officers held any outstanding equity awards to acquire shares of our common stock.

Equity Incentive Plans

We do not have outstanding any equity incentive plans, whether or not approved by our stockholders, pursuant to which any equity awards have been or may be issued to our directors, executive officers and other employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 31, 2020 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of the Company’s common stock.

	Beneficial Ownership(1)(2)
	Number of Shares	Percentage
5% Stockholders
Amun LLC	20,000,000	28.0%
Southshore Aircraft Holdings, LLC(3)	16,500,000	23.1%
Named Executive Officers and Directors
Christine R. Deister	—	—
Robert Binns	—	—
Gregg Garvey	—	—
Kevin J. Degen	—	—
Nolan Bederman	—	—
Richard A. Bartlett(4)	36,500,000	51.2%
All executive officers and directors as a group (6 persons)	36,500,000	51.2%

(1)

Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 54,863,305 shares of the Company’s common stock and 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock outstanding as of May 31, 2020.

(2)	The address of each stockholder listed is W6390 Challenger Drive, Suite 203 Appleton, WI 54914-9120.
(3)

Consists of 16,500,000 shares of the Company’s common stock issuable upon the conversion of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock that are immediately convertible.

(4)

Includes (i) 20,000,000 shares of the Company’s common stock held by Amun LLC (“Amun”) and (ii) 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock held by Southshore that are immediately convertible into 16,500,000 shares of the Company’s common stock (based on the conversion price as of May 31, 2020). The 20,000,000 shares of the Company’s common stock held by Amun as of May 31, 2020 represent approximately 28.0% of the fully diluted shares of capital stock of the Company, and the 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock held by Southshore as of May 31, 2020 represent approximately 23.1% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Convertible Redeemable Preferred Stock into common stock). Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his ownership of a controlling interest in entities that collectively own approximately 19.6% of the outstanding equity interests of Amun. However, Mr. Bartlett does not control voting or investment decisions made by Amun, which are made by the board of managers of Amun. Mr. Bartlett disclaims beneficial ownership of the shares held by Amun except to the extent of his pecuniary interest therein. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Company’s Series C Convertible Redeemable Preferred Stock held by Southshore due to his status as a member of the board of managers of Southshore and his ownership of a controlling interest in entities that collectively own approximately 19.6% of the outstanding equity interests of Southshore. However, Mr. Bartlett does not control voting or investment decisions made by Southshore, which are made by the board of managers of Southshore. Mr. Bartlett disclaims beneficial ownership of the shares held by Southshore except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

Other than the transactions discussed below, and the various compensation arrangements described in the section entitled “Executive Compensation” within this Annual Report, since January 1, 2018, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or are expected to be a party for which the amount involved exceeds or is expected to exceed $120,000, and in which any director, executive officer, holder of more than 5% of the Company’s common stock or Series C Convertible Redeemable Preferred Stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Transactions with Amun LLC

Since January 2012, Amun has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to a Stock Purchase Agreement entered into with Amun in January 2012 (the “Amun SPA”). In accordance with the Amun SPA, AWAC has paid a recurring monthly fee of $20,000 in exchange for Amun’s financial advisory and management services. Amun assigned the payment of these fees to Resource Holdings Associates (“Resource Holdings”). AWAC paid a total of $240,000 to Resource Holdings in both 2019 and 2018. It also agreed to make monthly payments of $4,500 to each of Geoffrey T. Crowley, William P. Jordan and Patrick J. Thompson pursuant to the Amun SPA; however, because Messrs. Crowley, Jordan, and Thompson are all currently employed by Air Wisconsin, we did not make these monthly payments to them in 2018 or 2019.

Certain of our employees and directors own and control Amun. Amun is owned and controlled by four individuals who are currently directors and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 19.6% of the outstanding equity of Amun. Jerry M. Seslowe, who served as a director of AWAC from December 2011 until his resignation on April 7, 2020, and as a director of the Company from August 2011 until his resignation in March 2019, holds, directly or indirectly, 19.6% of the outstanding equity of Amun. John C. Shaw, who served as a director of AWAC from December 2011 until his resignation on April 7, 2020, and as a director of the Company from August 2011 until his resignation in March 2019, directly holds 19.6% of the outstanding equity of Amun. Geoffrey T. Crowley, who serves as a director of AWAC and an employee of Air Wisconsin, directly holds 13.8% of the outstanding equity of Amun. William P. Jordan and Patrick J. Thompson, each of whom served as a director of AWAC from February 2017 until his respective resignation on April 7, 2020, and is employed by Air Wisconsin, each directly hold 13.8% of the outstanding equity of Amun.

Certain of our current or former directors own and control Resource Holdings. Richard A. Bartlett, one of the Company’s directors, indirectly holds 33.3% of the outstanding equity of Resource Holdings. Jerry M. Seslowe and John C. Shaw, each or whom served as a director of AWAC from December 2011 until his respective resignation on April 7, 2020, and as a director of the Company from August 2011 until his respective resignation in March 2019, each indirectly hold 33.3% of the outstanding equity of Resource Holdings.

Transactions with Southshore Leasing, LLC and Southshore Affiliates

Southshore Leasing, LLC (“Southshore Leasing”), through its affiliates (the “Southshore Affiliates” and, together with Southshore Leasing, “Southshore”), leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. During 2019, Air Wisconsin paid a total of approximately $3.7 million to Southshore, consisting of approximately $1.9 million for the leases of three aircraft, approximately $1.7 million for the lease of additional engines to support the operations of Air Wisconsin’s aircraft fleet, and $0.2 million for the purchase of two previously leased airframes. During 2018, Air Wisconsin paid a total of approximately $4.3 million to Southshore, consisting of approximately $1.5 million for the leases of two aircraft, and approximately $2.8 million for the lease of additional engines to support the operations of Air Wisconsin’s aircraft fleet.

Air Wisconsin also from time to time contracted for services to be performed on assets held by Southshore that are used in Air Wisconsin’s operations and received reimbursement from Southshore at the cost of such services. Because Air Wisconsin acted as an agent or an intermediary in facilitating such transactions, and because no amounts were paid to Air Wisconsin for rendering these services other than reimbursement of direct costs, the dollar amounts of these transactions are not included in the dollar amounts described above.

Certain of our employees and directors directly or indirectly own and control Southshore. Richard A. Bartlett, one of the Company’s directors, directly or indirectly holds 19.6% of the outstanding equity of Southshore Leasing. Jerry M. Seslowe and John C. Shaw, each of whom served as a director of AWAC from December 2011 until his respective resignation on April 7, 2020, and as a director of the Company from August 2011 until his respective resignation in March 2019, each directly or indirectly hold 19.6% of the outstanding equity of Southshore Leasing. Geoffrey T. Crowley, who serves as a director of AWAC and as an employee of Air Wisconsin, directly holds 13.8% of the outstanding equity of Southshore Leasing. William Jordan and Patrick Thompson, each of whom served as a director of AWAC from February 2017 until his respective resignation on April 7, 2020, and is currently employed by Air Wisconsin, directly each holds 13.8% of the outstanding equity of Southshore Leasing.

On January 17, 2020, the Company completed an acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock. Air Wisconsin had leased each of these regional jets from Southshore under the lease arrangements described above prior to the acquisition. As of May 31, 2020, the shares of Series C Convertible Redeemable Preferred Stock were convertible into an aggregate of 16,500,000 shares of the Company’s common stock. On November 1, 2019, the Company’s board of directors formed a special committee to evaluate this acquisition from Southshore. Messrs. Bederman and Degen, each of whom a “disinterested director” for purposes of the transaction, were appointed to serve as members of the special committee. The special committee met frequently, including with special committee counsel, their financial advisor, and an independent valuation firm, throughout the process of analyzing, negotiating and completing the transaction, with both members present for all meetings. The Company completed the acquisition following the approval of the special committee. On January 17, 2020, the Company filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which establishes the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Convertible Redeemable Preferred Stock. The Certificate of Designations is filed as an exhibit to this Annual Report.

Indemnification Agreements

The Company’s amended and restated certificate of incorporation compels indemnification of its directors to the extent permitted by the Delaware General Corporation Law, and its amended and restated bylaws provide for indemnification of the Company’s directors, officers, employees and other agents to the maximum extent permitted by Delaware General Corporation Law. In addition, the Company has entered into indemnification agreements with its directors and Chief Executive Officer containing provisions which are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements may require the Company, among other things, to indemnify its directors and officers against certain liabilities that may arise by reason of their status or service as directors and officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table provides the aggregate fees for services provided by BDO USA, LLP, our independent registered public accounting firm, for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2019	2018
Audit fees(1)	$848,257	$223,767
Audit-related fees(2)	—	—
Tax Fees(3)	19,070	2,500
Other(4)	—	—
Total fees	$867,327	$226,267

(1)

Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements included in this Annual Report and services normally provided in connection with regulatory filings.

(2)

Consists of fees billed for professional services for assurance and related services that are traditionally performed by our independent registered public accounting firm, including audits of employee benefit plans and special procedures required to meet certain regulatory requirements.

(3)	Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.
(4)	Consists of fees billed for professional services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, internal control services, tax services and other services. The audit committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm, BDO USA, LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis before the independent registered public accounting firm is engaged to provide each service.

During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

The audit committee has determined that the rendering of the non-audit services described above by BDO USA, LLP is compatible with maintaining the auditor’s independence.

For the year ended December 31, 2019, all audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements

The financial statements filed as part of this Annual Report are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements within this Annual Report.

3. Exhibits

The exhibits listed below are filed or furnished as part of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation of Harbor Diversified, Inc. (as amended through December 31, 2019).

3.2*	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock of Harbor Diversified, Inc.

3.3*	Amended and Restated Bylaws of Harbor Diversified, Inc. (a Delaware Corporation) (as amended through December 31, 2019).

4.1*	Description of Capital Stock of Harbor Diversified, Inc.

10.1*#	Form of Indemnification Agreement.

10.2*#	Employment Agreement, dated June 24, 2015, between Air Wisconsin Airlines Corporation (now known as “Air Wisconsin Airlines LLC”) and Christine R. Deister.

10.3*#	Employment Agreement, dated March 20, 2019, between Air Wisconsin Airlines LLC and Robert Binns.

10.4.1*+†	Capacity Purchase Agreement, dated February 26, 2017, between United Airlines, Inc. and Air Wisconsin Airlines LLC.

10.4.2*	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.

10.5*+	Purchase Agreement, dated January 17, 2020, among Harbor Diversified, Inc., Air Wisconsin Airlines LLC, and Southshore Aircraft Holdings, LLC.

10.6*	Note, dated April 6, 2020, payable by Air Wisconsin Airlines LLC to Lender.

10.7*	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the Department of the Treasury.

10.8.1*+	Restructuring Agreement, dated January 25, 2018, among Air Wisconsin Airlines LLC, the Lender, the Subordinated Note Holder, U.S. Bank National Association and Investissement Quebec.

10.8.2*	Form of Amended and Restated Credit Agreement, dated December 24, 2018, among Air Wisconsin Airlines LLC, U.S. Bank National Association and the Lender.

10.9.1*	Credit Agreement, dated June 5, 2017, between Air Wisconsin Airlines LLC and the Lender.

10.9.2*	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.

10.9.3*	Credit Agreement, dated January 25, 2018, between Air Wisconsin Airlines LLC and the Lender.

10.9.4*	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.

10.9.5*	Amendment No. 2 to Credit Agreement, dated April 24, 2019, between Air Wisconsin Airlines LLC and the Lender.

10.9.6*	Amendment No. 3 to Credit Agreement, dated June 20, 2019, between Air Wisconsin Airlines LLC and the Lender.

14.1*	Code of Business Conduct and Ethics for Senior Financial Officers.

21.1*	List of Subsidiaries of Harbor Diversified, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* **	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.
#	Management contract or compensatory plan, contract or arrangement.
+	Certain schedules are omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.
†	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of regulation S-K. The registrant agrees to furnish supplementally an unedited copy of the exhibit to the SEC upon request.

ITEM 16.	FORM 10-K SUMMARY.

Information with respect to this Item is not required and has been omitted at the Company’s option.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: July 10, 2020	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Christine R. Deister and Gregg Garvey, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Christine R. Deister	Chief Executive Officer and Secretary Harbor Diversified, Inc.	July 10, 2020
(Principal Executive Officer)

/s/ Gregg Garvey	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC	July 10, 2020
(Principal Financial and Accounting Officer)

/s/ Richard A. Bartlett	Director, Harbor Diversified, Inc.	July 10, 2020

/s/ Nolan Bederman	Director, Harbor Diversified, Inc.	July 10, 2020

/s/ Kevin J. Degen	Director, Harbor Diversified, Inc.	July 10, 2020