Form 10-Q
period 2020-03-31
HARBOR DIVERSIFIED, INC.
filed 2020-10-22
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(920) 749-4188

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2020, the registrant had 54,863,305 shares of common stock, $0.01 par value, outstanding and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.

QUARTERLY REPORT ON FORM 10-Q

(i)

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except shares and par value)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$78,342	$69,454
Restricted cash	820	819
Accounts receivable, net	4,451	5,525
Spare parts and supplies, net	7,703	7,819
Contract costs	400	400
Prepaid expenses and other	1,433	1,003

Total Current Assets	93,149	85,020

Property and Equipment
Flight property and equipment	261,641	242,613
Ground property and equipment	8,314	8,305
Less accumulated depreciation	(106,937)	(99,680)

Net Property and Equipment	163,018	151,238

Other Assets
Operating lease right of use asset	19,761	24,026
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	767	867
Other	1,961	1,906

Total Other Assets	32,064	36,374

Total Assets	$288,231	$272,632

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$17,872	$16,608
Accrued payroll and employee benefits	15,719	15,474
Current portion of operating lease liability	5,376	6,311
Other accrued expenses	789	327
Contract liabilities	7,100	8,342
Income taxes payable	193	213
Current portion of long-term debt (stated principal amount of $7,198 at March 31, 2020 and December 31, 2019)	13,545	12,845

Total Current Liabilities	60,594	60,120
Other Liabilities
Long-term debt (stated principal amount of $96,988 at March 31, 2020 and December 31, 2019)	107,138	107,838
Long-term promissory note	4,275	4,275
Deferred tax liability	2,592	2,599
Long-term operating lease liability	9,698	10,538
Long-term contract liabilities	7,153	8,086
Other	1,646	1,655

Total Long-term Liabilities	132,502	134,991

Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at March 31, 2020 and none at December 31, 2019	13,365	—
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued and 54,863,305 shares outstanding at March 31, 2020 and December 31, 2019	555	555
Additional paid-in capital	288,815	288,980
Retained deficit	(207,119)	(211,533)
Treasury stock, at cost, 617,835 shares issued at March 31, 2020 and December 31, 2019	(481)	(481)

Total Stockholders’ Equity	81,770	77,521

Total Liabilities and Stockholders’ Equity	$288,231	$272,632

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Operating Revenues
Contract revenues	$67,062	$61,499
Contract services and other	17	41

Total Operating Revenues	67,079	61,540

Operating Expenses
Payroll and related costs	31,626	30,637
Aircraft fuel and oil	31	44
Aircraft maintenance, materials and repairs	14,011	14,204
Aircraft rent	3,352	7,921
Other rents	1,509	2,164
Depreciation, amortization and obsolescence	6,941	5,731
Purchased services and other	6,045	5,612

Total Operating Expenses	63,515	66,313

Income (Loss) From Operations	3,564	(4,773)

Other (Expense) Income
Interest income	225	306
Interest expense	(428)	(375)
Other	(19)	1,962

Total Other (Expense) Income	(222)	1,893

Net Income (Loss) Before Taxes	3,342	(2,880)
Income Tax (Benefit) Expense	(1,072)	204

Net Income (Loss)	$4,414	$(3,084)

Preferred Stock Dividends	165	—

Net Income (Loss) Available to Common Stockholders	4,249	(3,084)

Basic earnings (loss) per share	$0.08	$(0.06)
Diluted earnings (loss) per share	$0.06	$(0.06)
Weighted average common shares:
Basic	54,863	54,863
Diluted	68,989	54,863

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(amounts in thousands)

	Mezzanine Equity– Series C Convertible Redeemable Preferred Stock		Shares
	Shares	Amount	Common Stock	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2019	—	—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net income	—	—	—	—	—	—	4,414	—	4,414
Dividend	—	$165	—	—	—	$(165)	—	—	$(165)

Preferred Stock	4,000	$13,200	—	—	—	—	—	—	—

Balance, March 31, 2020 (unaudited)	4,000	$13,365	54,863	618	$555	$288,815	$(207,119)	$(481)	$81,770

			Shares
			Common Stock	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2018	—	—	54,863	618	$555	$288,980	$(192,319)	$(481)	$96,735
Net loss	—	—	—	—	—	—	(3,084)	—	(3,084)

Balance, March 31, 2019 (unaudited)	—	—	54,863	618	$555	$288,980	$(195,403)	$(481)	$93,651

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income (loss)	$4,414	$(3,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	6,941	5,731
Aircraft lease termination cost	(84)	—
Amortization of contract costs	(933)	(927)
Amortization of engine overhauls	732	1,013
Deferred income taxes	(7)	205
Loss on disposition of property	544	(7)
Changes in operating assets and liabilities:
Accounts receivable	1,082	1,057
Spare parts and supplies	(199)	(296)
Prepaid expenses and other	(920)	603
Operating lease right of use asset	2,490	4,636
Accounts payable	(1,691)	1,673
Accrued payroll and employee benefits	245	1,272
Other accrued expenses	462	267
Contract liabilities	(1,242)	(3,192)
Income taxes payable	(20)	14
Other long-term liabilities	(9)	—

Net Cash Provided by Operating Activities	11,805	8,965

Cash Flows From Investing Activities
Restricted cash	(1)	(2)
Additions to property and equipment	(2,918)	(11,937)
Proceeds on disposition of property and equipment	2	7

Net Cash Used in Investing Activities	(2,917)	(11,932)

Cash Flows From Financing Activities	—	—
Net Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash and Cash Equivalents	8,888	(2,967)
Cash and Cash Equivalents, beginning of period	69,454	60,257

Cash and Cash Equivalents, end of period	$78,342	$57,290

See accompanying condensed notes to consolidated financial statements.

See Note 12 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Harbor Diversified, Inc. and its consolidated subsidiaries (collectively, the Company). The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, Lotus Aviation Leasing, LLC, Air Wisconsin Funding LLC, AWAC Aviation, Inc. (AWAC, together with its wholly owned subsidiary, Air Wisconsin Airlines LLC (Air Wisconsin)) and Harbor Therapeutics, Inc. (which is a non-operating entity with no material assets).

The consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in the notes to financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to consolidated financial statements are presented in thousands except per share amounts.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on July 10, 2020 (2019 Annual Report). Due in part to the severe impacts from the global coronavirus (COVID-19) pandemic, in addition to other factors, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other reporting period.

Description of Operations

The Company has principal lines of business focused on (1) providing air transportation (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin and (3) providing flight equipment financing to Air Wisconsin.

The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020. See Note 3 for additional information.

Air Wisconsin operates as a United Express carrier with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs.

Contract and Other Revenues

The Company recognizes revenue under its capacity purchase agreement with United (United capacity purchase agreement) over time as services are provided. United pays the Company a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day, with additional incentives primarily based on flight completion, on-time performance, and customer satisfaction ratings. Under this agreement, the Company’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The United capacity purchase agreement includes weekly provisional cash payments based on a projected level of flying each month. The Company and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis.

Under the agreement, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the United capacity purchase agreement and are determined and measured on a monthly basis. At the end of each month during the term of the agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014—09, Revenue from Contracts with Customers (Topic 606).

Other revenues are immaterial and primarily consist of the sales of parts to other airlines. The transaction price for the sale of these parts generally occurs at fair market value.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment and records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could have a material impact on the Company’s financial statements in the future.

Certain factors occurring in the three month period ended March 31, 2020, which primarily related to the impacts and disruptions caused by the COVID-19 pandemic, resulted in an impairment triggering event that required the Company to evaluate the carrying value of its long-lived property and equipment assets. Such factors included, but were not limited to, notification prior to March 31 of a reduced flying schedule from United for the months of April, May and June of 2020, and the reduced demand for air travel due to the COVID-19 pandemic. After reviewing for impairment, the Company concluded an impairment charge was not needed as of March 31, 2020. The Company continues to monitor events and the need for an updated impairment analysis.

Impairment of Intangible Assets

Indefinite-lived intangible assets, including trade names and Air Wisconsin’s air carrier certificate, are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value-base. The Company’s assessment as of December 31, 2019 determined there was no impairment to the indefinite–lived intangible assets. Certain factors occurring in the three month period ended March 31, 2020, which primarily related to the impacts and disruptions caused by the COVID-19 pandemic, resulted in an impairment triggering event that required the Company to evaluate the carrying value of its indefinite–lived intangible assets. Such factors included, but were not limited to, a reduced flying schedule from United for the months of April, May and June of 2020, and the travel restrictions and reduced demand for air travel due to the COVID-19 pandemic. After reviewing for impairment, the Company concluded an impairment charge was not needed as of March 31, 2020. The Company continues to monitor events and the need for an updated impairment analysis.

Comprehensive Income

The Company does not have any components of comprehensive income; therefore, as of March 31, 2020 and 2019, respectively, comprehensive income was equal to net income reported in the statements of operations.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Concentration of Credit Risk

The Company at times has had cash in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of March 31, 2020, there were no bank deposits that exceeded the FDIC insurance limits.

Substantially all the Company’s revenues for the three month periods ended March 31, 2020 and 2019 were derived from the United capacity purchase agreement. See Note 3 for additional information.

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates or assumptions for a number of reasons, including the risks and uncertainties described in this Quarterly Report. See the section entitled “Risk Factors”.

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

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). Fair Value Measurement, Topic 820, establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.

Level 3 - Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures annually and it is possible that an asset or liability may be classified differently from year to year. However, the Company expects that changes in classifications between levels will be rare. The Company classifies money market funds and deposits as Level 1 and long-term investments as Level 2. There have been no transfers between Level 1 and Level 2 investments during the three month period ended March 31, 2020.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 introduces a new accounting model known as Credit Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. ASU 2016-13 is effective for calendar years beginning after December 15, 2022, including interim periods within those calendar years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

2. Liquidity

The Company’s ability to meet its liquidity needs is dependent upon generating cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company’s operations will be sufficiently profitable, or that additional funds will be available, to meet its future liquidity needs.

Impact of the COVID-19 Pandemic

In January 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of a novel coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic.

In response to the significant reduction in demand for airline travel due to the COVID-19 pandemic, United announced and implemented large scale reductions in its domestic and international flight schedules and the flight schedules of its regional airline partners, including the Company. Given the fluid nature of the pandemic, the extent and length of the reduction in demand for air travel are unknown, although the Company expects reduced demand relative to historical levels to continue for the foreseeable future. The COVID-19 pandemic has also led local, municipal, county and state governments in the United States to adopt “shelter-in-place” and “stay-at-home”  orders, as well as to impose travel restrictions, which may continue to be disruptive to the economy, and continue to depress passenger demand for air travel. The Company has experienced, and expects to continue to experience, a significant reduction in operating revenues as a result of the reduction in its flight schedules from United. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees primarily due to the decline in air passenger demand and reduced utilization of the Company’s aircraft. These furloughs could make it more challenging to recommence operations at the level of such operations prior to the COVID-19 pandemic. If passenger traffic does not return to pre-COVID-19 levels, there may be excess capacity in the airline industry that could lead to long-term reduced utilization or inefficient scheduling of the Company’s aircraft, which may have further adverse effects on its business, results of operations, and liquidity.

The COVID-19 pandemic continues to evolve. As such, the ongoing impact that the pandemic will have on the Company’s financial condition, liquidity, and results of operations is highly uncertain. Management is actively monitoring the impact on the Company’s operations, suppliers, industry, and workforce. The Company is taking actions based on currently available information to address the changing business environment; however, it cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on its results of operations, financial condition, or liquidity.

Since a portion of the Company’s revenue is fixed due to the structure of the United capacity purchase agreement, the impact of the COVID-19 pandemic on the Company’s financial position may be partially mitigated or offset. However, if United ceases to pay the full amount required under the agreement, whether due to its own financial disruption resulting from the COVID-19 pandemic, a dispute with the Company, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition, and liquidity. While fixed revenue remains mostly unchanged as it is based on a fixed contractual rate and number of covered aircraft, variable revenue earned based on the number of block hours and departures has been significantly reduced, and the Company may experience ongoing or further reductions. The travel restrictions and other initiatives adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on the demand for air travel. As a result of this decline in demand, and the subsequent capacity reductions by United, the Company operated approximately 1,759 block hours in June 2020, or approximately 88% less than in June 2019. While the Company’s monthly block hours have been gradually increasing since June (2,206 block hours in July, 4,076 block hours in August and 5,205 block hours in September), the Company expects to continue to experience significantly reduced block hours relative to historical levels (14,043 block hours in July 2019, 14,041 block hours in August 2019, and 13,336 block hours in September 2019) for the foreseeable future.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Cost Reduction Initiatives

In response to these developments, the Company has implemented cost reduction initiatives seeking to mitigate the impact of the COVID-19 pandemic on the Company’s operations, financial condition and liquidity, while also protecting the safety of the Company’s customers and employees. These measures include, but are not limited to, the following:

(1)	Reducing or deferring employee-related costs, including:

(i)	Offering voluntary short-term unpaid leaves to employees and furloughing certain employees,

(ii)	Suspending all non-scale pay increases and bonuses for salaried employees,

(iii)	Instituting a Company-wide hiring freeze,

(iv)	Offering reduced-guarantee lines of flying, and

(v)	Deferring the employer’s portion of employees’ social security tax payments.

(2)	Reducing other non-employee costs in the current fiscal year, including:

(i)	Delaying planned non-essential heavy airframe maintenance events primarily as a result of reduced flight schedules,

(ii)	Delaying maintenance events associated with engines and rotable parts primarily as a result of reduced flight schedules,

(iii)	Seeking concessions from third-party suppliers, and

(iv)	Reducing or suspending certain discretionary spending.

Deferral of Interest Payments

The Company’s primary lender agreed to defer approximately $5,000 of interest payments otherwise due to be paid during the period from March 31, 2020 through September 29, 2020, with all deferred amounts due in a lump sum payment on September 30, 2020, pursuant to the terms of a letter agreement dated March 30, 2020. All deferred amounts were paid on September 30, 2020. See Note 6 for additional information.

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

In addition to the cost reduction measures discussed above, on April 6, 2020, Air Wisconsin applied to a lender for a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the CARES Act and administered by the Small Business Administration (SBA). The entire loan amount was received by Air Wisconsin on April 13, 2020. The application for these funds required Air Wisconsin to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of Air Wisconsin. Air Wisconsin was also required to certify that the loan funds would be used to retain workers and maintain payroll, or to make mortgage payments, lease payments, and utility payments. The SBA Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were originally deferred for six months after the date of the loan, but the deferral has been extended to 2021. The SBA Loan may be prepaid at any time without penalty. Under the CARES Act, Air Wisconsin can apply for and be granted forgiveness for all or a portion of the SBA Loan. Such forgiveness, if any, will be determined, subject to limitations, based on the use of the loan proceeds for specified purposes, provided that not more than 40% of the forgiven amount may be for non-payroll costs. While Air Wisconsin believes that its use of the loan proceeds will meet the conditions for forgiveness of the SBA Loan, there can be no assurance that Air Wisconsin will obtain forgiveness of the loan in whole or in part.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

In addition, on April 20, 2020, Air Wisconsin entered into a Payroll Support Program Agreement (PSP Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of Treasury (Treasury) under the payroll support program (Payroll Support Program) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin has received approximately $42,200 in the aggregate through October 1, 2020. The PSP Agreement contains various covenants, including that the proceeds from the Payroll Support Program must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin cannot involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin cannot reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. The PSP Agreement also gives the Treasury the right to conduct audits, examinations, and evaluations of Air Wisconsin’s compliance with the terms of the agreement.

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (WARN) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the resulting decreased demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees.

In light of the measures discussed above that the Company has implemented to mitigate the impact of the COVID-19 pandemic on its operations, financial condition and liquidity, the Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of filing this Quarterly Report.

3. Capacity Purchase Agreement with United

In February 2017, the Company entered into the United capacity purchase agreement to operate up to 65 CRJ-200 regional jet aircraft. In October 2020, the Company entered into an amendment to the United capacity purchase agreement. The initial term of the agreement is through February 2023, with an option at United’s election to extend for a period of no less than two years (and up to three years, in its discretion) and a second option at United’s election to extend for an additional two-year period, subject to mutual agreement by the Company and United as to compensation. See Note 14 for additional information.

4. Property and Equipment

The following presents the Company’s aircraft as of March 31, 2020 and 2019:

March 31, 2020	Owned	Leased
CRJ-200	54	10

March 31, 2019	Owned	Leased
CRJ-200	37	27

In January 2020, the Company completed an asset acquisition from Southshore Leasing, LLC (Southshore Leasing), through its affiliates (the Southshore Affiliates and, together with Southshore Leasing, Southshore), of three CRJ-200 regional jets, each having two General Electric (GE) engines, plus five additional GE engines, in exchange for the issuance of shares of the Company’s Series C Convertible Redeemable Preferred Stock (Series C Preferred). The Company had leased each of these regional jets and engines prior to the acquisition. See Note 9 for additional information.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

5. Income Taxes

The Company’s effective tax rate for the three month period ended March 31, 2020 was (32.1)%. The Company’s effective tax rate for the period varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible expenses, which impacts were partially offset by a $0.9 million discrete tax benefit from a refund of AMT credits available under the provisions of the CARES Act that occurred during the period.

The Company’s effective tax rate for the three month period ended March 31, 2019 was (7.1)%. The Company’s effective tax rate for the period varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses, and the creation of valuation allowances on state and federal deferred tax assets that occurred during the period.

6. Debt

Long-Term Debt

Long-term debt consists of the following (with interest rates as of March 31, 2020 and December 31, 2019):

	March 31, 2020	December 31, 2019
Notes due December 31, 2025 (4.0%)	$86,497	$86,497
Credit Agreements due through 2022 (5.0%)	34,186	34,186

Total Debt	120,683	120,683
Less: Current Maturities	13,545	12,845

Long-Term Debt	$107,138	$107,838

In the period from December 31, 2019 to March 31, 2020, the Company did not incur any additional long-term debt.

The debt agreements include, among other provisions, certain non-financial covenants. At March 31, 2020 and 2019, Air Wisconsin was in compliance with each of the covenants in its debt agreements.

For a more detailed discussion of the Company’s long-term debt, see Note 6 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

Deferral Agreement

On March 30, 2020, Air Wisconsin entered into a Letter Agreement with its primary lender to defer until September 30, 2020 all principal and interest payments on the Aircraft Notes and the Other Loans (as defined in the 2019 Annual Report) that would otherwise have been due from March 31, 2020 through September 29, 2020. Under this agreement, Air Wisconsin deferred a payment of $3,945 previously due in March 2020 and deferred a payment of $1,127 previously due in June 2020. All deferred amounts were paid on September 30, 2020. See Note 6 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

Maturities of long-term debt for the periods subsequent to March 31, 2020, are as follows:

Fiscal Year	Amount
April 2020 through December 2020	$12,845
2021	22,758
2022	23,410
2023	9,170
2024	8,890
Thereafter	43,610

Total	$120,683

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Long-Term Promissory Note

In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature on November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each of May 1 and November 1. On May 1, 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the balance sheets. The hangar is accounted for as a right-of-use asset.

7. Lease Obligations

As of March 31, 2020, the Company’s right-of-use assets were $19,761, the Company’s current maturities of operating lease liabilities were $5,376, and the Company’s noncurrent lease liabilities were $9,698. During the three month period ended March 31, 2020, the Company paid $1,837 in operating leases reflected as a reduction in operating cash flows.

The table below presents operating lease related terms and discount rates as of March 31, 2020:

Weighted-average remaining lease term	4.1 years
Weighted-average discount rate	6.59%

Components of lease costs were as follows for the three month periods ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Operating lease cost	$4,316	$8,667
Short-term lease cost	516	1,389
Variable lease cost	29	29
Total Lease Cost	$4,861	$10,085

As of March 31, 2020, the Company leased or subleased certain aircraft and engines, training simulators, and facilities. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of March 31, 2020:

Fiscal Year	Amount
April 2020 through December 2020	$4,013
2021	3,977
2022	3,912
2023	2,765
2024	1,105
Thereafter	987

Total lease payments	16,759

Less imputed interest	(1,685)
Total Lease Liabilities	$15,074

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

8. Commitments and Contingencies

Legal Matters

The Company is subject to certain legal actions, which it considers routine to its business activities. As of March 31, 2020, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters, whether individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Standby Letters of Credit

As of March 31, 2020, the Company had ten outstanding letters of credit in the aggregate amount of $814 to guarantee the performance of Company obligations under certain lease agreements and insurance policies. The Company’s restricted cash balance secures the letters of credit.

Cash Obligations

The following table sets forth our cash obligations for the periods presented (in thousands):

		Cash Obligations
	Total	Apr – Dec 2020	2021	2022	2023	2024	Thereafter
Aircraft Notes principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes interest	$16,497	$5,647	$2,729	$2,451	$2,170	$1,890	$1,610
Other Loans principal	$34,186	$7,198	$13,029	$13,959	$—	$—	$—
Other Loans interest	$3,193	$1,664	$1,230	$299	$—	$—	$—
Operating lease obligations	$16,759	$4,013	$3,977	$3,912	$2,765	$1,105	$987

Total	$140,635	$18,522	$27,965	$27,621	$11,935	$9,995	$44,597

As of March 31, 2020, all of the Company’s long-term debt was subject to fixed interest rates.

See Note 8 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

9. Related-Party Transactions

For the three month periods ended March 31, 2020 and 2019, the Company paid $210 and $824, respectively, pursuant to certain aircraft and engines leases with related parties and for other professional services.

Southshore Leasing, through the Southshore Affiliates, leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. For the three month period ended March 31, 2020, Air Wisconsin paid a total of approximately $150 to Southshore, consisting of approximately $66 for the lease of three aircraft, and approximately $84 for the lease of additional engines to support Air Wisconsin’s operations. For the three month period ended March 31, 2019, Air Wisconsin paid a total of approximately $764 to Southshore, consisting of approximately $270 for the lease of two aircraft, and approximately $494 for the lease of additional engines. Each of these aircraft and engines was acquired by the Company in the transaction described below.

In January 2020, the Company completed an asset acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000 shares of the Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of March 31, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500 shares of common stock. See Note 10 for additional information.

From time to time, Air Wisconsin has also contracted for services to be performed on certain assets held by Southshore that were used in Air Wisconsin’s operations, pursuant to which Air Wisconsin received reimbursement from Southshore at the cost of such services. Because Air Wisconsin acted as an agent or an intermediary in facilitating such transactions, the amounts of any such transactions are not included in the amounts described above.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Resource Holdings Associates (Resource Holdings) has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC has paid a recurring monthly fee of $20 in exchange for these financial advisory and management services since January 2012. AWAC paid a total of $60 to Resource Holdings for each of the three month periods ended March 31, 2020 and 2019. See the section entitled “Certain Relationships and Related Transactions, and Director Independence” in the 2019 Annual Report.

10. Earnings Per Share and Equity

Calculations of net income per share of common stock, for the three month periods ended March 31, 2020 and 2019, were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$4,414	$(3,084)
Preferred stock dividends	165	—
Net income (loss) applicable to common stockholders	4,249	(3,084)
Basic weighted average common shares outstanding	54,863	54,863

Add: Incremental shares for:
Dilutive effect of the 2015 Stock Option	559	—
Dilutive effect of the Series C Preferred	13,567	N/A

Diluted weighted average common shares outstanding	68,989	54,863

Net income (loss) per common share
Basic	$0.08	$(0.06)

Diluted	$0.06	$(0.06)

Basic income (loss) per share of common stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period.

The number of incremental shares from the assumed issuance of shares related to the 2015 Stock Option and the Series C Preferred are calculated by applying the treasury stock method. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of these items would have an anti-dilutive effect. See Note 11 for additional information.

Series C Preferred

In January 2020, the Company issued 4,000 shares of the Series C Preferred. The Series C Preferred is immediately convertible into 16,500 shares of common stock and accrues dividends at the rate of 6.0% per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors and paid by the Company (Preferential Dividends).

From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month period following such election (Dividend Ratchet). At the option of the Board of Directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (PIK Dividends).

Each share of Series C Preferred is convertible, at any time after issuance, into that number of shares of common stock, determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (Conversion Price); provided, however, that the Conversion Price shall, upon the first trading day immediately following the 90-trading day period following the first 45-calendar day period following the date of the Company’s notice to its stockholders of the filing of its Annual Report on Form 10-K (Reporting Date) during which an aggregate number of shares of common stock greater than 5.0% as of the close of business on the first business day of such period are traded, as reported by Bloomberg Financial Markets (Reporting Adjustment Period), be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends).

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

In the event of any liquidation, dissolution or winding up of the Company or a sale of the Company, the Series C Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of the Company to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends (Series C Liquidation Amount).

At any time following the earliest of (a) the date that is four years after the earlier of the Reporting Date or (i) any merger or consolidation to which the Company is a constituent party and to which one or more third-party entities, unaffiliated with the Company, are constituent parties or (ii) any transaction or series of related transactions pursuant to which the Company shall issue or sell a number of shares of common stock greater than 5.0% of the number of shares of common stock then outstanding, (b) the date the Dividend Ratchet has been initiated, (c) any time that fewer than 800,000 shares of Series C Preferred are outstanding, and (d) December 31, 2024, the Company shall have the right to redeem all, but not less than all, of the shares of Series C Preferred then outstanding at a per share price equal to the then current Series C Liquidation Amount (Redemption Price). At any time after the outstanding shares of Series C Preferred are deemed Conversion Cap Excess Shares, the Company shall have the right to redeem all, but not less than all, of the Conversion Cap Excess Shares then outstanding at the Redemption Price.

In January 2020, the Company also entered into an Investors’ Rights Agreement with Southshore, pursuant to which the Company agreed, if requested by Southshore at any time following the 180-day period after the Company became subject to the reporting requirements under the Exchange Act, to file with the SEC a registration statement on a Form S-1 with respect to at least 40% of the common stock issuable upon conversion of the Series C Preferred then outstanding (or a lesser percent if the anticipated aggregate offering price, net of selling expenses, would exceed $10 million), along with other registration rights. All reasonable expenses related to any such registration shall be borne by the Company. The Investors’ Rights Agreement further provides that, whenever the members of the Board of Directors are to be elected, Southshore will vote so as to elect a majority of directors comprising the Board of Directors that qualify as independent directors.

On each of April 15, 2020, June 30, 2020 and September 29, 2020, the Board of Directors declared dividends of $165, $198 and $198, respectively, on the Series C Preferred, which were paid on April 20, 2020, July 1, 2020, and September 30, 2020, respectively.

Based on the applicable accounting guidance, the Company is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. Under the “if-converted” method, the conversion of the Series C Preferred is assumed to take place at the later of (i) the beginning of the reporting period, and (ii) the actual date of issuance. Because the Series C Preferred was issued on January 17, 2020, the Company calculated the weighted average number of shares of common stock into which the Series C Preferred was convertible based on the actual number of days the Series C Preferred was outstanding during the first quarter. Pursuant to this calculation, the Series C Preferred was convertible into an aggregate of 13,567 shares of common stock. This amount has been used in computing fully diluted weighted average shares of common stock outstanding for the three month period ended March 31, 2020.

The number of shares of common stock into which the Series C Preferred is convertible, as determined for purposes of calculating the net income (loss) per share of common stock, may not be consistent with the actual number of shares into which the Series C Preferred is convertible pursuant to the Certificate of Designations, Preferences, and Rights of the Series C Preferred (Certificate of Designations) on any particular date.

As of March 31, 2020, pursuant to the Certificate of Designations, the Series C Preferred was convertible into an aggregate of 16,500 shares of common stock.

The Company accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.

11. Stock Options

2015 Stock Option

In 2015, the Company issued a stock option (2015 Stock Option) to purchase 559 shares of common stock at an exercise price of approximately $0.21 per share. The value of the 2015 Stock Option at the date of grant was $0.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. The 2015 Stock Option was the only stock option outstanding as of March 31, 2020 and 2019.

After July 9, 2019, the 2015 Stock Option became fully exercisable. Prior to that date it could only be exercised based on the occurrence of certain events. The 2015 Stock Option terminates on earlier to occur of July 9, 2022, or the occurrence of certain corporate transactions.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

12. Supplemental Cash Flow Information

Cash payments for interest for the three month periods ended March 31, 2020 and 2019 were $0 and $5, respectively. Cash payments for income taxes for the three month periods ended March 31, 2020 and 2019 were $0 and $29, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $1,837 for the three month period ended March 31, 2020, and $4,167 for the three month period ended March 31, 2019.

In January 2020, the Company acquired aircraft and engines from Southshore Leasing, in a non-cash transaction, in exchange for Series C Preferred valued at $13,200 and the assumption of liabilities in the amount of $3,466. The assets acquired were recorded at their fair market value of $16,666. See Note 9 for additional information.

13. Intangible Assets

Intangible assets at March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

14. Subsequent Events

The Company evaluated its financial statements for subsequent events through the date the financial statements were available to be issued. The following subsequent events are noted:

•

See Note 2 for certain subsequent events regarding the impact of the COVID-19 pandemic after period end and the adoption of the CARES Act on the Company’s business and operations and, in particular, Air Wisconsin’s receipt of the SBA Loan and the Treasury Payroll Support.

•

On May 22, 2020, the Company acquired eight CRJ-200 aircraft in a single transaction. The Company had leased the aircraft prior to the acquisition. The leases for these aircraft had favorable return conditions pursuant to the underlying lease agreements that significantly reduced the value of the aircraft. The aggregate purchase price for the eight aircraft was $3,000.

•	See Note 6 regarding the deferral of certain interest payments that would have been due in June 2020, but which were paid on September 30, 2020.

•

Through notices given pursuant to the federal WARN Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees.

•

On September 11, 2020, the Company acquired two CRJ-200 aircraft in related transactions. The Company had leased the aircraft prior to the acquisitions. The leases for these aircraft had favorable return conditions pursuant to the underlying lease agreements that significantly reduced the value of the aircraft. The aggregate purchase price for the two aircraft was $818.

•	In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things:

•	settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement;

•

provided a process for determining the circumstances under which, and the amount for which, United would pay or reimburse Air Wisconsin for costs incurred in connection with the opening and closing of maintenance and crew bases in response to alterations to Air Wisconsin’s operating schedule made at United’s direction;

•	provided for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks;

•	modified the minimum and maximum daily block hour scheduling parameters;

•	terminated the limited guarantee by the Company and AWAC of the monetary obligations of Air Wisconsin under the United capacity purchase agreement;

•	terminated certain provisions in the United capacity purchase agreement that were previously waived by United in March 2020, which constrained Air Wisconsin from flying for another air carrier; and

•

amended United’s option to extend the term of the United capacity purchase agreement such that United now has an option to extend the term for a period of no less than two years (and up to three years, in its discretion), and a second option to extend for an additional two-year period, subject to mutual agreement by the Company and United as to compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements, the accompanying notes, and the other financial information included within this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this “Quarterly Report”). This section and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have used the words “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are currently expecting, including:

•

the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner;

•	the material decline in air travel demand and significant risks and disruptions caused by the COVID-19 pandemic;

•

the possibility that United could continue to provide Air Wisconsin with inefficient flight schedules or change the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement;

•	disagreements regarding the interpretation of the United capacity purchase agreement, as well as other business disputes with United;

•	the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement;

•	the extent to which Air Wisconsin’s current growth opportunities are restricted based on the United capacity purchase agreement or factors impacting the airline industry;

•	increases in Air Wisconsin’s labor costs;

•	Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type;

•	Air Wisconsin’s significant amount of debt and other contractual obligations;

•	the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;

•	the furlough of a significant number of Air Wisconsin’s employees;

•	aircraft and engine maintenance costs;

•	disruptions in service with key third-party service providers;

•	regulatory changes or tariffs;

•	the supply of qualified pilots to the airline industry and pilot attrition; and

•	the impact on our financial statements of the adoption of new accounting guidance or changes in the application or interpretation of existing accounting guidance.

The forward-looking statements contained in this Quarterly Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on July 10, 2020 (the “2019 Annual Report”), this Quarterly Report, and in the other reports we file with the Securities and Exchange Commission.

Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Should one or more of these risks or uncertainties materialize, or should any of our assumptions or estimates prove to be incorrect, our actual results may be different from, and potentially materially worse than, what we may have expressed or implied by these forward-looking statements. Investors should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. We qualify all of our forward-looking statements by these disclaimers.

Overview

Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier that, as of March 31, 2020, provided scheduled passenger service to 59 cities in 29 states. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor, it is referred to as the “Company.”

For the three months ended March 31, 2020, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets with an average of approximately 270 daily departures under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement.

Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The United capacity purchase agreement also has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. For additional information, see Note 14, Subsequent Events, in our consolidated financial statements included in this Quarterly Report.

The COVID-19 Pandemic’s Impact on Our Business

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic, and, in response, federal, state, local, and foreign governments implemented travel recommendations and restrictions, “shelter-in-place” guidelines, and similar restrictions in an attempt to control the spread and mitigate the impact of COVID-19. In the United States, public events, such as conferences, sporting events and concerts have been canceled. Such restrictions, orders and guidelines have resulted in mandatory closure of “non-essential” businesses in some jurisdictions, caused significant disruptions to businesses and global financial markets, and led to an immediate and unprecedented material decline in demand for all air travel.

In April 2020, the International Air Transport Association (“IATA”) reported that seat capacity in the United States was 60% lower than in the same period in April 2019. Roughly two-thirds of the global commercial fleet was grounded by the end of April. In May 2020, the Transportation Security Administration reported that 87% fewer people passed through U.S. airport checkpoints than on the same day in the previous year. Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic.

Since April 2020, industry-wide capacity contraction has shown modest improvements; however, the pace of improvement has remained slow, with new spikes in COVID-19 cases slowing or reversing recoveries. In August 2020, IATA reported that domestic seat capacity was 34.5 % lower than the same period in August 2019, with passenger volumes declining overall by 69.3% compared to August 2019. While some indicators of business activity, such as retail sales, suggest that the ease of lockdowns and resumption of business may steady the decline of consumer demand, IATA has reported that consumer confidence may remain subdued.

In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). In August, ExpressJet announced that it would cease operations at the end of September 2020, and as of September 30, 2020, ExpressJet had ceased operations. As of the date of this filing, in addition to ExpressJet, Miami Air International, RavnAir Group, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations.

Air Wisconsin’s business, as well as the industry in which it operates, remains significantly impacted by the unprecedented material decline in demand for air travel resulting from the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic during the first quarter of 2020 and, as of the date of this filing, has stated that it expects demand will remain suppressed for the remainder of 2020 and likely into 2021. As a result of lowered demand, United cut approximately 80% of its scheduled capacity for April 2020, 90% for May and June 2020, 75% for July 2020, 70% for August 2020 and 60% for September 2020.

Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours actually flown, and United may impose further reductions. The continued severity and duration of the impacts of the COVID-19 pandemic are difficult to predict; thus, the magnitude and scope of the effects on our business, including the number of daily flights operated by us, and future results of operations, are highly uncertain and subject to change. Our forecasted expense reduction and liquidity management measures discussed below may be modified as we more clearly understand the timing of demand recovery.

We have taken a number of actions in response to the financial uncertainty and health concerns raised by the COVID-19 pandemic. We have implemented cost-reduction initiatives to mitigate the impact on our operations and financial condition, while also protecting the safety of our customers and employees. Air Wisconsin has delayed certain planned capital and operating expenditures for the remainder of 2020, through actions such as delaying non-essential planned heavy airframe maintenance events, delaying maintenance events associated with engines and rotable parts primarily as a result of reduced flight schedules, seeking concessions from third-party suppliers, offering voluntary short-term unpaid leave to employees, suspending all non-scale pay increases and bonuses for salaried employees, instituting a company-wide hiring freeze, offering reduced-guarantee lines of flying, deferring the payment of the employer’s portion of employees’ social security tax payments, and furloughing certain employees.

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), intended to provide economic relief to United States businesses affected by the COVID-19 pandemic, was signed into law. In April 2020, Air Wisconsin received a $10.0 million loan under the small business Paycheck Protection Program (“PPP”) established under the CARES Act and administered by the Small Business Administration (“SBA”). The loan is forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, leave payments and utility payments.

In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP Agreement”) with respect to payroll support from the U.S. Department of the Treasury (“Treasury”) under the payroll support program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin has received approximately $42.2 million in the aggregate through October 1, 2020. These funds will be used to pay for the salaries and benefits of Air Wisconsin’s employees. The PSP Agreement contains various covenants, including that the Payroll Support Program proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin cannot involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin cannot reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. Through September 30, 2021, the PSP Agreement also prohibits: (i) Air Wisconsin or any of its affiliates from purchasing an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange and (ii) Air Wisconsin from paying dividends, or making any other capital distributions, with respect to the common stock (or equivalent equity interest) of Air Wisconsin. In addition, the CARES Act authorizes the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support under the CARES Act until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. The PSP Agreement also gives the Treasury the right to conduct audits, examinations, and evaluations of Air Wisconsin’s compliance with the terms of the agreement.

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (WARN) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. The duration of these furloughs and the scope of any additional furloughs are highly uncertain and will be impacted by a number of factors, including the demand for air travel generally, the actual or estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, and the timing and extent of any additional governmental assistance provided under the CARES Act or otherwise.

Other Economic Conditions, Challenges and Risks Impacting Financial Results

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the 2019 Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.

First Quarter Update

For the three months ended March 31, 2020, we had total operating revenue of $67.1 million, a 9.0% increase, compared to $61.5 million for the three months ended March 31, 2019. Net income available to common stockholders for the three months ended March 31, 2020 was $4.2 million, or earnings of $0.08 per basic share and $0.06 per diluted share, compared to a net loss of $(3.1) million, or a loss of $(0.06) per basic and diluted share for the three months ended March 31, 2019. See Note 10, Earnings per Share, and Note 11, Stock Options, in our consolidated financial statements included in this Quarterly Report. The increase in net income for the three months ended March 31, 2020 primarily resulted from increased fixed and variable revenue paid under the United capacity purchase agreement compared to the three months ended March 31, 2019, as well as a reduction in aircraft rental expense in the first quarter of 2020 compared to the first quarter of 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and the Three Months Ended March 31, 2019

We had operating income of $3.6 million for the three months ended March 31, 2020, compared to an operating loss of $(4.8) million for the three months ended March 31, 2019. For the three months ended March 31, 2020, we had net income of $4.4 million compared to a net loss of $(3.1) million for the three months ended March 31, 2019.

Operating Revenue

	Three Months Ended March 31,
	2020		2019		Change
Operating Revenue ($ in thousands):
Contract Revenue	$67,062		$61,499		$5,563	9.1%
Contract Services and Other	17		41		(24)	(58.5)%

Total Operating Revenue	$67,079		$61,540		$5,539	9.0%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	440,904		437,899		3,005	0.7%
Block Hours	37,878		38,259		(381)	(1.0)%
Revenue Passenger Miles (RPMs) (in thousands)	293,520		331,749		(38,229)	(11.5)%
Average Stage Length (in miles)	359		362		(3)	(0.8)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	15.21	¢	14.04	¢	1.17 ¢	8.3%
Passengers	808,054		923,485		(115,431)	(12.5)%

Total operating revenue increased by $5.5 million, or 9.0%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Contract revenue in the first quarter of 2020 increased by $5.6 million, or 9.1%, primarily due to increased fixed and variable revenue paid under the United capacity purchase agreement compared to the three months ended March 31, 2019.

Air Wisconsin’s block hours, RPMs and passengers flown during the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 because of the onset of the COVID-19 pandemic. Air Wisconsin’s operating statistics for March 2020, compared to March 2019, included a 15% reduction in block hours, a 16% reduction in ASMs, a 51% reduction in passengers and a 50% reduction in RPMs. For the three months ended March 31, 2020, Air Wisconsin’s block hours flown decreased 1.0%, compared to the three months ended March 31, 2019.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$31,626	$30,637	$989	3.2%
Aircraft Fuel and Oil	31	44	(13)	(29.5)%
Aircraft Maintenance, Materials and Repairs	14,011	14,204	(193)	(1.4)%
Aircraft Rent	3,352	7,921	(4,569)	(57.7)%
Other Rents	1,509	2,164	(655)	(30.3)%
Depreciation, Amortization and Obsolescence	6,941	5,731	1,210	21.1%
Purchased Services and Other	6,045	5,612	433	7.7%

Total Operating Expenses	$63,515	$66,313	$(2,798)	(4.2)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	440,904	437,899	3,005	0.7%
Block Hours	37,878	38,259	(381)	(1.0)%
Average Stage Length (in miles)	359	362	(3)	(0.8)%
Departures	25,192	24,965	227	0.9%

Payroll and Related Costs. Payroll and related costs increased $1.0 million, or 3.2%, to $31.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by an increase in pilot wages, bonuses and training expenses of $0.8 million.

Aircraft Fuel and Oil. Substantially all fuel costs related to flying pursuant to the United capacity purchase agreement during the three months ended March 31, 2020 and March 31, 2019 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $0.2 million, or 1.4%, to $14.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily driven by a $0.6 million decrease in aircraft repairs and a $0.3 million decrease in engine overhaul amortization, offset by a $0.2 million increase in materials used and a $0.5 million increase in scrap expense.

Aircraft Rent. Aircraft rent expense decreased $4.6 million, or 57.7%, to $3.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily attributable to Air Wisconsin’s acquisition of 14 CRJ-200 aircraft in July 2019 resulting in reduced rent expense following the acquisition. Comparable rent expense for these 14 aircraft in the three months ended March 31, 2019 was $4.4 million. The Company’s acquisition from Southshore Leasing of aircraft and engines in January 2020 resulted in reduced rent expense of $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. See Note 4, Property and Equipment, in our consolidated financial statements included in this Quarterly Report.

Other Rents. Other rents expense decreased $0.7 million, or 30.3%, to $1.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease of $0.4 million in engine rents resulting from the Company’s acquisition from Southshore Leasing of engines in January 2020, and a decrease of $0.3 million in flight training simulator rental expense.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $1.2 million, or 21.1%, to $6.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily attributable to Air Wisconsin’s acquisition in July 2019 of 14 aircraft that were previously leased to it, as well as the Company’s acquisition of aircraft and engines in January 2020.

Purchased Services and Other. Purchased services and other expense increased $0.4 million, or 7.7%, to $6.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to a $0.5 million increase in audit fees, a $0.2 million increase in professional repair design orders for aircraft, and a $0.4 million increase in line maintenance expenses, offset by a gain on the sale of aircraft and engine parts of $0.3 million and a decrease of $0.4 million in expenses related to uncollectible accounts.

Other (Expense) Income

Interest Income. Interest income decreased $0.1 million, or 26.5%, to $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in interest rates earned on short-term investments.

Interest Expense. Interest expense increased $0.1 million, or 14.1%, to $(0.4) million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to an $11.8 million increase in principal associated with the 2019 restructuring of Air Wisconsin’s credit agreements with its lender. For additional information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within the 2019 Annual Report.

Other (Expense) Income. Other income decreased $2.0 million, or 100.0%, to $(0.0) million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was attributable to the receipt of periodic payments in 2019 relating to the termination of residual value agreements on 35 owned aircraft under an agreement reached in January 2018. See Note 4, Property and Equipment, in our consolidated financial statements contained within the 2019 Annual Report.

Income Taxes

In the three months ended March 31, 2020, our effective tax rate was (32.1)%, compared to (7.1)% for the three months ended March 31, 2019. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax benefit of $(1.1) million and an income tax provision of $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The income tax provision for the three months ended March 31, 2020 resulted in an effective tax rate of (32.1)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income. This was partially offset by a $0.9 million discrete tax benefit from a refund of AMT credits available under the provisions of the CARES Act that occurred during the three month period ending March 31, 2020.

The income tax provision for the three months ended March 31, 2019 resulted in an effective tax rate of (7.1)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the establishment of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.

We continue to maintain a valuation allowance on a portion of our federal and state deferred tax assets.

See Note 5, Income Taxes, in our consolidated financial statements contained within the 2019 Annual Report.

Liquidity and Capital Resources

The COVID-19 pandemic continues to evolve. As such, the ongoing impact that the pandemic will have on the Company’s financial condition, liquidity, and results of operations is highly uncertain. Management is actively monitoring the impact on the Company’s operations, suppliers, industry, and workforce. The Company is taking actions based on currently available information to address the changing business environment; however, it cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on its results of operations, financial condition, or liquidity. The travel restrictions and other initiatives adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on the demand for air travel.

Sources and Uses of Cash

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include cash outlays for capital expenditures, labor, maintenance, aircraft rent and debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash and cash equivalents balances and cash generated from operations. In the near term, Air Wisconsin expects to fund its primary cash requirements through cash generated from operations and cash and cash equivalents on hand.

Air Wisconsin’s ability to service its long-term debt obligations and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to raise funds through the issuance of equity or additional borrowings to achieve its longer-term objectives, which may not be available on acceptable terms or at all.

We believe that cash flow from operating activities, coupled with existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily used to support Air Wisconsin’s aircraft and flight equipment. During the three months ended March 31, 2020, we paid $2.9 million in capital expenditures primarily related to rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents of $78.3 million, inclusive of the $14.6 million in cash and cash equivalents held by Air Wisconsin. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends or distributions to the Company. In addition, the PSP Agreement prevents Air Wisconsin from paying dividends prior to October 1, 2021.

Furthermore, as of March 31, 2020, Air Wisconsin had $120.7 million in secured indebtedness incurred in connection with the aircraft credit agreements described within the 2019 Annual Report. Air Wisconsin’s primary uses of liquidity are capital expenditures and debt payments. As of March 31, 2020, Air Wisconsin had $13.6 million of short-term debt, and $107.1 million of long-term debt.

Sources of cash for the three months ended March 31, 2020 were primarily cash flows from operating activities in the amount of $11.8 million.

Restricted Cash

As of March 31, 2020, in addition to the cash and cash equivalents balance of $14.6 million, Air Wisconsin had $0.8 million in restricted cash, which primarily relates to cash collateralized letters of credit supporting its worker’s compensation insurance program and landing fees at certain airports. Restricted cash includes amounts escrowed in an interest-bearing account that secure letters of credit.

Cash Flow

The following table presents information regarding our cash flow for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$11,805	$8,965	$2,840	31.7%
Net cash used in investing activities	(2,917)	(11,932)	9.015	75.6%

Net Cash Flow Provided by Operating Activities

During the three months ended March 31, 2020, our cash flow provided by operating activities was $11.8 million. We had net income of $4.4 million (primarily due to increased fixed and variable revenue paid by United and a reduction in aircraft rent expense) adjusted for the following significant non-cash items: depreciation, amortization and obsolescence allowance of $7.0 million, amortization of engine overhaul costs of $0.7 million, amortization of contract costs of $(0.9) million, and loss on disposition of property of $0.5 million. We had a net change of $0.1 million within other net operating assets and liabilities largely driven by our operating lease right of use asset and accounts payable during the three months ended March 31, 2020.

During the three months ended March 31, 2019, our cash flow provided by operating activities was $9.0 million. We had a net loss of $(3.1) million (primarily due to lower fixed revenue paid by United and an increase in pilot wages, bonuses and training expenses) adjusted for the following significant non-cash items: depreciation, amortization and obsolescence allowance of $5.7 million, amortization of engine overhaul costs of $1.0 million, amortization of contract costs of $(0.9) million and deferred income taxes of $0.2 million. We had a net change of $6.0 million within other net operating assets and liabilities largely driven by our operating lease right of use asset, contract liabilities, accounts payable, accrued payroll and employee benefits and accounts receivable.

Net Cash Flow Used in Investing Activities

During the three months ended March 31, 2020, our net cash flow used in investing activities was $2.9 million resulting from an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.

During the three months ended March 31, 2019, our net cash flow used in investing activities was $11.9 million resulting from an investment in new engines as well as engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.

Net Cash Flow Provided by Financing Activities

During the three months ended March 31, 2020 and March 31, 2019, our net cash flow from financing activities was $0.0 million.

Commitments and Contractual Obligations

For additional information regarding our commitments and contractual obligations, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” contained within the 2019 Annual Report.

As of March 31, 2020, Air Wisconsin had $140.6 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $104.2 million in notes payable related to owned aircraft used in continuing operations. As of March 31, 2020, Air Wisconsin also had $16.8 million of operating lease obligations primarily related to flight training simulators, facilities and aircraft leases. Air Wisconsin’s long-term debt obligations set forth below include an aggregate of $19.7 million in projected interest costs through 2025.

The following table sets forth our cash obligations for the periods presented (in thousands):

		Cash Obligations
	Total	Apr – Dec 2020	2021	2022	2023	2024	Thereafter
Aircraft Notes principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes interest	$16,497	$5,647	$2,729	$2,451	$2,170	$1,890	$ 1,610
Other Loans principal	$34,186	$7,198	$13,029	$13,959	$—	$—	$ —
Other Loans interest	$3,193	$1,664	$1,230	$299	$—	$—	$ —
Operating lease obligations	$16,759	$4,013	$3,977	$3,912	$2,765	$1,105	$ 987

Total	$140,635	$18,522	$27,965	$27,621	$11,935	$9,995	$44,597

As of March 31, 2020, we had no variable rate long-term debt obligations.

Series C Convertible Redeemable Preferred Stock Financing

In January 2020, the Company completed an asset acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13,200,000, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these CRJ-200 regional jets and GE engines from Southshore under lease arrangements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions, Challenges and Risks Impacting Results – Aircraft Leases” contained within the 2019 Annual Report. As of March 31, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500,000 shares of common stock.

In November 2019, the Board of Directors formed a special committee to evaluate this acquisition from Southshore. Messrs. Bederman and Degen, each of whom was a “disinterested director” for purposes of the transaction, were appointed to serve as members of the special committee. The committee retained special committee counsel, a financial advisor, and an independent valuation firm to advise it on the acquisition. The special committee met frequently, including with its advisors, throughout the process of analyzing, negotiating and completing the transaction, with both members present for all meetings. The special committee’s financial advisor delivered to the special committee its opinion as to the fairness, from a financial point of view, to the Company and its stockholders of the consideration to be paid by the Company in the acquisition. The Company completed the acquisition following the approval of the special committee. In January 2020, the Company filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which establishes the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred.

Series C Convertible Redeemable Preferred Stock Rights

The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors (the “Preferential Dividends”). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month period following such election (the “Dividend Ratchet”). At the option of the Board of Directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (the “PIK Dividends”).

Each share of Series C Preferred is convertible, at any time after issuance, into that number of shares of common stock, determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”); provided, however, that the Conversion Price shall, upon the first trading day immediately following the 90-trading day period following the first 45-calendar day period following the date of the Company’s notice to its stockholders of the filing of its Annual Report on Form 10-K (the “Reporting Date”) during which an aggregate number of shares of common stock greater than 5.0% as of the close of business on the first business day of such period are traded, as reported by Bloomberg Financial Markets (the “Reporting Adjustment Period”), be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”).

In the event of any liquidation, dissolution or winding up of the Company or a sale of the Company, the Series C Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of the Company to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends (the “Series C Liquidation Amount”).

At any time following the earliest of (a) the date that is four years after the earlier of the Reporting Date or (i) any merger or consolidation to which the Company is a constituent party and to which one or more third-party entities, unaffiliated with the Company, are constituent parties or (ii) any transaction or series of related transactions pursuant to which the Company shall issue or sell a number of shares of common stock greater than 5.0% of the number of shares of common stock then outstanding, (b) the date the Dividend Ratchet has been initiated, (c) any time that fewer than 800,000 shares of Series C Preferred are outstanding, and (d) December 31, 2024, the Company shall have the right to redeem all, but not less than all, of the shares of Series C Preferred then outstanding at a per share price equal to the then current Series C Liquidation Amount (the “Redemption Price”). At any time after the outstanding shares of Series C Preferred are deemed Conversion Cap Excess Shares, the Company shall have the right to redeem all, but not less than all, of the Conversion Cap Excess Shares then outstanding at the Redemption Price.

On January 17, 2020, the Company also entered into an Investors’ Rights Agreement with Southshore, pursuant to which the Company agreed, if requested by Southshore at any time following the 180-day period after the Company became subject to the reporting requirements under the Exchange Act, to file with the SEC a registration statement on a Form S-1 with respect to at least 40% of the common stock issuable upon conversion of the Series C Preferred then outstanding (or a lesser percent if the anticipated aggregate offering price, net of selling expenses, would exceed $10 million), along with other registration rights. All reasonable expenses related to any such registration shall be borne by the Company. The Investors’ Rights Agreement further provides that, whenever the members of the Board of Directors are to be elected, Southshore will vote so as to elect a majority of directors comprising the Board of Directors that qualify as independent directors.

Aircraft Operating Leases

As of March 31, 2020, Air Wisconsin had 10 aircraft remaining on lease with lease terms ending within 12 months. Future minimum lease payments due under these aircraft operating leases were approximately $2.1 million as of March 31, 2020. As of September 30, 2020, Air Wisconsin had no aircraft remaining on lease. For additional information, see Note 14, Subsequent Events, in our consolidated financial statements contained in this Quarterly Report.

Debt and Credit Facilities

For additional information regarding our debt and credit facilities, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities – Aircraft Credit Agreements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities – Other Credit Agreements” contained within the 2019 Annual Report.

PPP Loan and Treasury Payroll Support

In April 2020, Air Wisconsin entered into an agreement with a lender for a $10.0 million loan under the PPP established pursuant to the CARES Act, which was received by Air Wisconsin on April 13, 2020. The PPP loan may be forgiven subject to meeting certain conditions, including the requirement that the proceeds be used primarily for payroll purposes.

In April 2020, Air Wisconsin also entered into the PSP Agreement with the Treasury for payroll support under the CARES Act. Air Wisconsin has received approximately $42.2 million in the aggregate through October 1, 2020. The PSP Agreement contains various covenants, including that the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin cannot involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin cannot reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent.

Maintenance Commitments

For additional information regarding our maintenance commitments, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments” contained within the 2019 Annual Report.

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

Critical Accounting Policies

For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained within the 2019 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than as disclosed in Note 2, Liquidity and Management’s Plan, COVID-19, of our consolidated financial statements contained within this Quarterly Report, there have been no material changes to the information regarding market risk provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” of the 2019 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2020, the last day of the period covered by this Quarterly Report.

Based on this evaluation, primarily as a result of the material weaknesses in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) discussed below, our management, including our principal executive officer and principal financial and accounting officer, concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level. However, notwithstanding this determination, our management, including our principal executive officer and principal financial and accounting officer, concluded that the unaudited consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

In connection with the audit of our consolidated financial statements contained within the 2019 Annual Report, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an issuer’s financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our independent registered public accounting firm in the 2019 Annual Report primarily relate to:

•	the application of accounting treatment for certain complex and non-routine transactions;

•	the adoption of new accounting standards related to Topic 606 and Topic 842;

•	the establishment and design of processes and controls to document and monitor certain controls over financial reporting;

•	the design of controls for user access rights related to certain information technology systems; and

•	the accounting for income taxes under Topic 740.

Remedial Measures

Our management has concluded that the following material weaknesses identified in the 2019 Annual Report have been remediated as of the date of the filing of this Quarterly Report:

•	the adoption of new accounting standards related to Topic 606 and Topic 842.

We plan to take the following remedial measures to address the remaining identified material weaknesses in internal control over financial reporting:

•	continue to work with outside consultants who possess the requisite skillsets in certain areas of accounting and financial reporting;

•	continue to assess required training needs to promote the continued development of existing personnel;

•	continue to perform a comprehensive review of our current procedures to ensure compliance with our accounting policies and GAAP; and

•	consider hiring additional financial and accounting personnel.

We intend to continue to enhance our controls and procedures with the goal of remediating the remaining identified material weaknesses, including through the adoption of the remedial measures discussed above. However, we cannot be certain that these measures, or other measures we implement in the future, will be successful in remediating the identified material weaknesses, or preventing additional significant deficiencies or material weaknesses in internal control over financial reporting. We may incur significant costs and diversion of our management in an effort to maintain an effective control environment.

Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial and accounting officer, does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting, will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Changes in Internal Control over Financial Reporting

Except as described in the section entitled “– Remedial Measures” within this Quarterly Report, there were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. See the sections entitled “– Disclosure Controls and Procedures” and “– Remedial Measures” within this Quarterly Report for additional information regarding matters that could impact our internal control over financial reporting in future periods.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

Item 1A. Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within the 2019 Annual Report for additional information.

The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Part I, Item IA of the 2019 Annual Report.

Risks Related to Our Business

Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner.*

We derive nearly all of our operating revenue from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenue for the year ended December 31, 2019. The termination or non-renewal of the United capacity purchase agreement would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The United capacity purchase agreement expires in February 2023, unless United elects to exercise its option to extend the agreement for an additional period of no less than two years, but up to three years, in its discretion, in which case it expires between February 2025 and February 2026, unless United elects to exercise its second option to extend the agreement for a second additional two-year period, subject to mutual agreement on certain economic terms, in which case it expires between February 2027 and February 2028. United is also permitted, subject to certain conditions, including giving notice of 60 days or more, to terminate the agreement early in the event of Air Wisconsin’s material breach of the agreement, subject to Air Wisconsin’s right to cure.

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

The COVID-19 pandemic has had a material adverse impact on the business, operating results, financial condition and liquidity of United, which is Air Wisconsin’s sole airline partner, and the duration and spread of the pandemic could result in additional adverse impacts to United, or cause it to declare bankruptcy, which may cause our business, financial condition and results of operations to be negatively impacted.*

We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including, but not limited to, the impact of the reduction in passenger flight demand due to pandemics or other widespread outbreaks of communicable diseases such as the COVID-19 pandemic, may have a material adverse effect on our business, financial condition and results of operations. United experienced significant decline in flight demand related to COVID-19 and a resulting material deterioration in its revenue for the first half of 2020. While there has been a modest demand recovery, this reduction in demand is expected to continue. United’s results of operations were materially impacted in the three months ended June 30, 2020, and three months ended September 30, 2020, and United expects its results of operations to be materially impacted through 2021.

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

If United continues to provide Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.

Under the terms of the United capacity purchase agreement, United has the ability, subject to certain reasonable operating constraints, to schedule Air Wisconsin’s flights in any manner that serves United’s purposes. These reasonable operating constraints do not prevent United from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time, United schedules Air Wisconsin’s flights in a manner which creates operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, or by providing Air Wisconsin with flight schedules that are inconsistent with Air Wisconsin’s existing operational footprint. These actions have had and may continue to have a material adverse effect on our business, financial condition and operations.

There are also certain factors, such as the COVID-19 pandemic, that have led, and may in the future lead, United to modify the anticipated utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, some of which are beyond Air Wisconsin’s control. Any factors that continue to cause United to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results.

Disagreements regarding the interpretation of the United capacity purchase agreement, as well as other business disputes with United, could have an adverse effect on our operating results and financial condition, and negatively impact Air Wisconsin’s relationship with United.

Long-term contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Until recently, disputes between United and Air Wisconsin existed under certain provisions of the United capacity purchase agreement. While the prior disputes have been resolved in connection with the execution of an amendment to the United capacity purchase agreement, it is possible that new disputes could arise under the terms of the agreement. To the extent Air Wisconsin experiences new disputes or disagreements with United, it may expend valuable management time and financial resources in its efforts to resolve them. Those disputes or disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. We cannot predict the outcome of these events, or any related negotiations, on the terms of the United capacity purchase agreement or our relationship with United. An unfavorable result could require Air Wisconsin to further modify the terms of the United capacity purchase agreement, or change its business strategy, either of which could have a material adverse effect on our operating results and financial condition. In addition, regardless of the final outcome of any dispute or disagreement, the existence of a dispute with United could harm Air Wisconsin’s relationship with United, which could impact Air Wisconsin’s ability to renew or expand the relationship.

The amounts Air Wisconsin receives under the United capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.*

Under the United capacity purchase agreement, a portion of the revenue Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include labor costs, including salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid at the rates set in the United capacity purchase agreement, our financial position and operating results will be negatively affected.

Air Wisconsin’s current growth opportunities and future growth opportunities may be limited by a number of factors impacting the airline industry, including the COVID-19 pandemic.*

Growth opportunities within United’s current flight network may be limited by various factors, including “scope” clauses in United’s current collective bargaining agreements with its pilots that restrict the number and size of regional aircraft that may be operated in its flight systems that are not flown by its pilots. Although United currently has significant room under its scope clauses with respect to 50-seat aircraft, which currently comprise Air Wisconsin’s fleet, these clauses could limit Air Wisconsin’s ability to operate larger aircraft for United which would limit Air Wisconsin’s expansion opportunities. United is under no obligation to provide Air Wisconsin with an opportunity to fly additional aircraft within its system or to otherwise expand its relationship with Air Wisconsin.

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

Air Wisconsin currently operates only one aircraft type, and relies on one aircraft manufacturer and one engine manufacturer, and any operating restrictions or safety concerns applicable to this aircraft or engine type, or any failure to receive sufficient maintenance and support services from these manufacturers, would negatively impact our business and financial condition.*

Air Wisconsin currently relies on a single aircraft type, the CRJ-200 regional jet, and a single engine type, the General Electric (“GE”) CF34-3B1 engine. The issuance of Federal Aviation Administration (“FAA”) or manufacturer directives restricting or prohibiting the use of this aircraft type or engine type would negatively impact our business and financial results. In addition, any concerns raised regarding the safety or reliability of the CRJ-200 regional jet or the GE CF34-3B1 engine, whether or not directly associated with Air Wisconsin’s fleet, could result in concerns about Air Wisconsin’s fleet that could negatively impact our business.

Air Wisconsin has been highly dependent upon Bombardier, Inc. (“Bombardier”), as the sole manufacturer of Air Wisconsin’s aircraft, and GE, as the sole manufacturer of Air Wisconsin’s aircraft engines, to provide sufficient parts or related maintenance and support services to it in a timely manner. Air Wisconsin’s operations could be materially and adversely affected by the failure or inability of Mitsubishi Heavy Industries. Ltd (“Mitsubishi”), as Bombardier’s successor in ownership of the CRJ-200 program, or GE to provide required maintenance or support services, or the interruption of Air Wisconsin’s operations as a result of unscheduled or unanticipated maintenance requirements for Air Wisconsin’s aircraft or engines. On June 1, 2020, Bombardier consummated an agreement with Mitsubishi, pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, including type certificates, maintenance, support, refurbishment, marketing and sales activities. We cannot predict what effect, if any, the closing of this transaction may have on Mitsubishi’s continued support of the CRJ-200 regional jet or Air Wisconsin’s continued ability to obtain required parts and services.

Additionally, GE Aviation, an operating unit of GE, recently announced, in response to the COVID-19 pandemic, that it would lay off a significant percentage of its workforce. We cannot predict what effect these layoffs will have on the availability of parts and services to Air Wisconsin from the manufacturer of its aircraft engines.

Air Wisconsin has a significant amount of debt and other contractual obligations that could impair its liquidity and ability to obtain additional financing and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.*

The airline business is capital intensive and, as a result, Air Wisconsin is highly leveraged. As of March 31, 2020, Air Wisconsin had approximately $120.7 million (including capitalized interest of $16.5 million) in total third-party current and long-term debt, which was incurred primarily in connection with the acquisition of aircraft, and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. During the three months ended March 31, 2020, no principal payments were made on Air Wisconsin’s third-party debt. For future annual cash obligations relating to third-party debt, see the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Capital Obligations” within this Quarterly Report and the 2019 Annual Report.

As of March 31, 2020, Air Wisconsin leased 10 aircraft pursuant to operating leases, with an average remaining term of less than one year. During the three months ended March 31, 2020, Air Wisconsin’s aircraft operating lease payments totaled approximately $0.7 million. As of March 31, 2020, future minimum lease payments due under all operating leases were approximately $16.7 million. For future annual cash obligations relating to all operating leases, see the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Capital Obligations” within this Quarterly Report and the 2019 Annual Report. In January 2020, the Company acquired ownership of three aircraft which were previously leased by Air Wisconsin from Southshore. In May 2020, Air Wisconsin acquired ownership of eight of its leased aircraft from the lessor and, in September, Air Wisconsin acquired ownership of two of its leased aircraft from the lessor. As a result, as of September 30, 2020, Air Wisconsin had no aircraft under lease.

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

In addition, the Payroll Support Program Agreement (the “PSP Agreement”) that Air Wisconsin entered into in April 2020 with the U.S. Department of the Treasury (“Treasury”) pursuant to the federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) contains various covenants. If Air Wisconsin fails to comply with its obligations under the PSP Agreement, it may be required to repay the funds provided to it under that agreement. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within the 2019 Annual Report for additional information.

We cannot be certain that Air Wisconsin’s operations will generate sufficient cash flow to make its required payments under its debt and other contractual arrangements. Air Wisconsin currently does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated. If Air Wisconsin is unable to pay its debts as they come due, or is unable to obtain waivers or extensions of time for such payments, its secured lenders could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.

If Air Wisconsin is unable to source financing on acceptable terms, or at all, our business could be materially adversely affected. To the extent Air Wisconsin finances its activities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay the high level of fixed costs associated with operating a regional airline will therefore depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond its control. Such factors include disease outbreaks and pandemics, such as the COVID-19 pandemic, which has caused significant volatility in the U.S. and global financial markets.

A significant portion of Air Wisconsin’s workforce is represented by labor unions and the terms of Air Wisconsin’s collective bargaining agreements may increase our operating expenses and negatively impact our financial results.*

As of September 30, 2020, 964 of Air Wisconsin’s employees were represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America (“TWU”). In November 2019, Air Wisconsin’s pilots, represented by ALPA, ratified a new three-year extension to the collective bargaining agreement. In September 2018 and November 2018, Air Wisconsin reached an agreement with the technical stores clerks and dispatchers, represented by the TWU, with new amendable dates of September 20, 2022 and November 1, 2020, respectively, and in September 2020, Air Wisconsin reached an agreement with its flight attendants, represented by the AFA, with a new amendable date of October 1, 2022. The terms and conditions of future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher costs than Air Wisconsin, which may result in higher industry wages and increased pressure on Air Wisconsin to increase the wages and benefits of its employees. Future agreements with represented employees may be on terms that are less favorable to Air Wisconsin than its current agreements or not comparable to agreements entered into by its competitors. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Any agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

Air Wisconsin’s collective bargaining agreement with its mechanics and related employees, who are represented by the IAMAW, has been amendable since October 2015 and is in mediated negotiation under the auspices of the National Mediation Board. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages.

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (WARN) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. The duration of these furloughs, and the scope of any additional furloughs, is highly uncertain and will be impacted by a number of factors, including the actual and estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, the level of demand for air travel generally, and the timing and extent of any additional governmental assistance provided under the CARES Act or otherwise.

Maintenance costs will likely increase as the age of Air Wisconsin’s fleet increases.*

The average age of Air Wisconsin’s CRJ-200 regional jets as of September 30, 2020 was approximately 18.1 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of our operating expenses, and may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. Any unexpected increase in Air Wisconsin’s maintenance costs as its fleet ages, or decreased revenue resulting from out-of-service periods, could have an adverse effect on our financial condition and operating results.

The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.*

We believe that our future success may depend on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on Air Wisconsin’s executive compensation. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. In addition, Air Wisconsin’s decision to furlough approximately 305 employees on October 1, 2020 may have a negative impact on employee morale and adversely impact our ability to recruit management personnel or other employees in the future. Any inability to attract or retain qualified management personnel and other employees would have a material adverse effect on our business, results of operations and financial condition.

Air Wisconsin may experience disruption in service with any of its key third-party service providers, which could have a material adverse effect on our business, financial condition and results of operations.*

Air Wisconsin’s reliance on outside vendors to provide essential services critical to its operations may limit its ability to control the efficiency and timeliness of these contracted services. Air Wisconsin’s agreements with service providers are generally subject to termination upon the occurrence of certain events and, in a few cases, at the convenience of the provider. If Air Wisconsin’s third-party service providers terminate these contracts, experience bankruptcy or other financial hardship, or do not provide timely or consistently high-quality service for any reason, Air Wisconsin may not be able to replace them in a timely or cost-efficient manner, which could result in increased costs, service delays, or maintenance issues, any of which could have a material adverse effect on our business, financial condition and results of operations.

Regulatory changes or tariffs could increase the costs and result in delivery delays of necessary parts and aircraft and negatively impact our business and financial condition.*

Air Wisconsin imports a substantial quantity of the parts it needs. For example, the sole manufacturer of Air Wisconsin’s aircraft, Bombardier, is headquartered in Canada, and has sold its regional jet program, which includes the CRJ-200 regional jets comprising Air Wisconsin’s aircraft fleet, and the related services and support programs located in Canada to Mitsubishi. Although Mitsubishi is headquartered in Japan, we believe it intends to operate the regional jet operation it has acquired from Bombardier out of Canada. Air Wisconsin’s current engine maintenance agreement is with a maintenance and repair organization that performs its services in Canada. We cannot predict the impact of potential regulatory changes, or action by U.S. regulatory agencies, including the potential impact of tariffs or changes in international trade treaties on the costs or timing associated with acquiring aircraft parts and services. Our business may be subject to additional costs and uncertainty as a result of potential regulatory changes, which could have an adverse effect on our operations and financial results.

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

If passenger demand for air travel increases following the COVID-19 pandemic, Air Wisconsin may again experience challenges in hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from the hiring needs of other airlines. Air Wisconsin has historically also experienced increases in time and resources required to train pilots due to several factors, including limited availability of flight simulators and instructors. If future pilot attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots, Air Wisconsin may be unable to fly the number of flights required under the United capacity purchase agreement, which may result in penalties under the agreement that would negatively impact our operations and financial condition.

Information technology security breaches, hardware or software failures or other information technology infrastructure disruptions may negatively impact Air Wisconsin’s business, operations and financial condition.*

The performance and reliability of Air Wisconsin’s technology, and the technology of United, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology, or that of United, could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs. Air Wisconsin’s technological systems and related data, and those of United, may be vulnerable to a variety of sources of interruption due to events beyond its control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

In addition, as a part of Air Wisconsin’s ordinary business operations, it collects and stores sensitive data, including personal information of its employees and information of United. Air Wisconsin’s information systems are subject to an increasing threat of evolving cybersecurity attacks. Unauthorized parties may attempt to gain access to Air Wisconsin’s systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Air Wisconsin may not be able to prevent all data security breaches or misuse of data. The compromise of Air Wisconsin’s technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees’, passengers’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and disruption to its operations any or all of which could adversely affect our business and financial condition.

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

Risks Related to Our Industry

The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on the business, operating results, financial condition and liquidity of Air Wisconsin and United.*

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and by March 19, 2020, the U.S. Department of State issued a Level 4 “do not travel” advisory for all international travel due to the global impact of COVID-19.

Our business, as well as the industry in which Air Wisconsin operates, remains significantly impacted by the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic, during the first quarter of 2020, resulting in a first quarter net loss. As of the date of this filing, United expects demand will remain suppressed for the remainder of 2020 and likely into 2021. As a result of lowered demand, United cut approximately 90% of its scheduled capacity for June 2020, approximately 75% for July 2020, approximately 70% for August 2020 and approximately 60% for September 2020. Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours flown, and United may impose continued reductions.

Through notices given pursuant to the federal WARN Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. The duration of these furloughs, and the scope of any additional furloughs, is highly uncertain and will be impacted by a number of factors, including the actual and estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, the level of demand for air travel generally, and the timing and extent of any additional governmental assistance provided under the CARES Act or otherwise. Moreover, the severity and duration of global health and financial impacts of the COVID-19 pandemic are difficult to predict; thus, the magnitude and scope of the impact of the COVID-19 pandemic on our business and future results of operations are highly uncertain and subject to change.

The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies employed by United, the duration and spread of COVID-19, the impact of COVID-19 on overall long-term demand for air travel, the impact of the COVID-19 pandemic on our financial health and operations and those of United, United’s compliance with the United capacity purchase agreement, and future governmental actions, all of which are highly uncertain and cannot be predicted. A long-term continuation of reduced passenger demand for air travel could have a material adverse effect on our business, operating results, financial condition and liquidity. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth herein.

In addition, a further outbreak of COVID-19, an outbreak of another disease or similar public health threat, or any other event that would affect travel demand, travel behavior or travel restrictions, could have a material adverse impact on our business, financial condition and operating results and those of United. For additional information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions, Challenges and Risks Impacting Financial Results – COVID-19 Global Pandemic” within this Quarterly Report.

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

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.*

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

In the course of consolidation, major airlines may also make other strategic changes, such as relocating or consolidating hubs. For example, in May 2020, United temporarily ceased Air Wisconsin’s operations at Washington-Dulles and significantly reduced Air Wisconsin’s average daily scheduled departures. Air Wisconsin resumed operations at Washington-Dulles in August, but we cannot be certain United will not make future changes to Air Wisconsin’s operations. If United were to make changes such as these in its strategy and operations, or otherwise decide to reduce the size of its network, Air Wisconsin’s operations and our financial results could be adversely impacted.

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

Air Wisconsin is subject to significant governmental regulation and potential regulatory changes.*

All interstate air carriers, including Air Wisconsin, are subject to regulation by the U.S. Department of Transportation (“DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. We cannot predict whether Air Wisconsin will be able to comply with all present and future laws, rules, regulations and certification requirements or whether the cost of continued compliance will have a material adverse effect on our operations. Air Wisconsin incurs substantial costs in maintaining its current certification and otherwise complying with the laws, rules and regulations to which it is subject. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of Air Wisconsin’s aircraft for any reason may have a material adverse effect on our operations. Air Wisconsin’s business may also be subject to additional costs as a result of potential regulatory changes, which could have an adverse effect on Air Wisconsin’s operations and our financial results.

In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect Air Wisconsin’s operations and require that it incur substantial ongoing costs.

Air Wisconsin is subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Air Wisconsin is subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Air Wisconsin is or may be subject to new or proposed laws and regulations that may have a direct effect on its operations (or an indirect effect through its third-party providers of goods or services or airport facilities at which it operates). Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.

Similarly, Air Wisconsin is subject to environmental laws and regulations that require it to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict and joint and several, meaning that Air Wisconsin could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to it, which liability could have an adverse impact on our results of operations and financial condition.

Risks Related to the Company’s Common Stock

Because there is no active trading market for the Company’s common stock, the common stock may continue to be illiquid.*

Although the Company’s common stock is traded under the symbol “HRBR” as part of a market network referred to as the “Over-The-Counter” or the OTC Market, the trading volume for the common stock has historically been very limited. The Company has not listed, and does not currently intend to list, the Company’s common stock for trading on any national securities exchange. Accordingly, we expect the common stock to continue to be illiquid for the foreseeable future. Investors should be aware that an active trading market for the common stock may never develop or be sustained.

The price of the Company’s common stock has been and may continue to be volatile.

The trading price of the Company’s common stock has been volatile. We believe the Company’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•	the ongoing impact of the COVID-19 pandemic on demand for air travel, tourism, discretionary spending, consumer behavior and economic conditions;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	our actual or perceived need for additional capital;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations;

•	the illiquidity of the Company’s common stock;

•	market perceptions about our financial stability generally, and relative to our competitors, and perceptions about the financial stability of Air Wisconsin’s business partners;

•	market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service, and the operating performance, reliability and customer service of its partners and competitors;

•	factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;

•	other pandemics and other widespread outbreaks of communicable diseases;

•	announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors, including any new or amended capacity purchase agreement with United;

•	bankruptcies or other financial issues impacting Air Wisconsin’s partners or competitors;

•	purchases or sales of shares of the Company’s common stock by the Company or its principal stockholders;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the lack of publicly available historical financial information regarding the Company and its subsidiaries;

•	the impact of the application of accounting guidance; and

•	general political or economic conditions.

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

The concentration of ownership of the Company’s capital stock among a small number of stockholders could allow such stockholders to exert significant influence over the Company’s business plans and strategic objectives, control all matters submitted to the Company’s stockholders for approval, or deter a change in control transaction, any of which could negatively affect the trading price or trading volume of the Company’s common stock.*

As of September 30, 2020, the Company had 54,863,305 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 28.0% of the fully diluted shares of capital stock of the Company, and Southshore held 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), representing approximately 23.1% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock). The shares of Series C Preferred are generally authorized to vote with the Company’s common stock. As a result, Amun and Southshore collectively control a majority of the voting power of the Company’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to the Company’s stockholders for approval. These stockholders may manage the Company’s business in ways in which certain investors disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving the Company’s stockholders of an opportunity to receive a premium for their capital stock, or otherwise negatively affecting the trading price or trading volume of the Company’s common stock.

Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his indirect ownership of 19.6% of the outstanding equity of Amun. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Company’s Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore, and his direct or indirect ownership of 19.6% of the outstanding equity of Southshore. Accordingly, Mr. Bartlett may be able to exercise influence over decisions involving the voting or disposition of shares of the Company’s capital stock. However, Mr. Bartlett does not control voting or investment decisions made by either Amun or Southshore.

The Company may suspend its obligation to comply with SEC filing requirements in future periods, and thereby cease filing reports and other information with the SEC, which could have the effect of reducing the trading volume and trading price of the Company’s common stock.*

In February 2012, the Company’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending the Company’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. As a result, prior to the filing of the 2019 Annual Report, the last periodic report filed by the Company was the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on January 20, 2012. As of January 1, 2020, the Company no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act. As a result, the Company determined that it is currently required to file reports and other information with the SEC pursuant to Section 15(d) of the Exchange Act.

The Company has incurred significant direct and indirect costs, and diversion of management time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of the 2019 Annual Report, the audit of the financial statements contained within the 2019 Annual Report in accordance with SEC rules and the Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. The Company expects to incur significant additional costs relating to its public reporting obligations, which could have a negative impact on the Company’s results of operations.

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

Provisions in the Company’s charter documents and the United capacity purchase agreement might deter acquisition bids, which could adversely affect the value of the Company’s common stock.*

The Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, as well as the United capacity purchase agreement, contain provisions that, among other things:

•

prohibit the transfer of any shares of the Company’s capital stock that would result in (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-T(g)) of the Company’s then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of the Company’s then-outstanding capital stock;

•

authorize the Board of Directors, without stockholder approval, to authorize and issue preferred stock with powers, preferences and rights that may be senior to the Company’s common stock, that could dilute the interest of, or impair the voting power of, holders of the Company’s common stock and could also have the effect of discouraging, delaying or preventing a change of control;

•

establish advance notice procedures that stockholders must comply with in order to nominate candidates to the Board of Directors and propose matters to be brought before an annual or special meeting of the Company’s stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company;

•

give the Board of Directors exclusive authority to set the number of directors and increase or decrease the number of directors by one or more resolutions, which may prevent stockholders from being able to fill vacancies on the Board of Directors;

•

authorize a majority of the Board of Directors to appoint a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on the Board of Directors;

•	restrict the ability of stockholders to call special meetings of stockholders; and

•

with respect to the United capacity purchase agreement, provide that a change of control of Air Wisconsin results in a termination event under the agreement, pursuant to which United may terminate its relationship with Air Wisconsin.

These provisions may deter potential acquisition bids of the Company, which could adversely affect the value of the Company’s common stock.

The requirement that Air Wisconsin remain a citizen of the United States limits the potential purchasers of the Company’s common stock.*

Under DOT regulations and federal law, Air Wisconsin must be owned and controlled by citizens of the United States as that term is defined in the Federal Aviation Act and interpreted by the DOT. The restrictions imposed by federal law and regulations limit who can purchase Air Wisconsin’s equity securities in the following ways:

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

•	citizens of foreign countries that have not entered into “open skies” air transport agreements with the U.S. may hold no more than 25% of Air Wisconsin’s total outstanding equity securities.

The restrictions on foreign ownership of Air Wisconsin’s equity securities may impair or prevent a sale of common stock by a stockholder of the Company and may adversely affect the price at which a stockholder can sell the Company’s common stock. We cannot predict the effect that these restrictions may have on the price of the Company’s common stock.

The Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, limit certain transfers of the Company’s stock in order to preserve the Company’s ability to use its net operating loss carryforwards, which could have an effect on the value and liquidity of the Company’s common stock.*

To reduce the risk of a potential adverse effect on the Company’s ability to use its net operating loss carryforwards for federal income tax purposes, the Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, prohibit certain transfers of shares of the Company’s capital stock that could result in adverse tax consequences by impairing the Company’s ability to utilize its net operating loss carryforwards. These transfer restrictions are subject to a number of rules and exceptions, and generally may only be repealed or amended by the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company’s capital stock. These transfer restrictions apply to the beneficial owners of the shares of the Company’s capital stock. The Board of Directors also has the ability to grant certain waivers and to modify certain terms with respect to transfers of the Company’s stock that would otherwise be prohibited. The transfer restrictions contained in the Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may limit demand for the Company’s common stock, which may adversely affect the price at which a stockholder can sell the Company’s common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial, any of which could also adversely affect the trading price of the Company’s common stock.

The Company currently does not intend to pay dividends on its common stock and, consequently, the only opportunity to achieve a return on an investment in the Company’s common stock may be the appreciation in value of the Company’s common stock.*

The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends on such shares in the foreseeable future. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. In addition, the PSP Agreement that Air Wisconsin entered into in April 2020 with the Treasury pursuant to the CARES Act prevents it from paying dividends prior to October 1, 2021. Thus, the source of any future dividends may be limited to cash available from the Company’s other subsidiaries. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the Board of Directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the Company’s common stock. However, as a result of numerous risks and uncertainties described in this Quarterly Report, the trading price of the Company’s common stock may not appreciate and may decline significantly.

As a “smaller reporting company,” the Company may avail itself of reduced disclosure requirements, which may make the Company’s common stock less attractive to investors.*

The Company is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either (i) the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of the Company’s common stock held by non-affiliates is less than $700 million and the annual revenue of the Company is less than $100 million during the most recently completed fiscal year. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public reporting companies. These exemptions include reduced financial disclosure and disclosure regarding executive compensation. Investors may find the Company’s common stock less attractive because it relies on these exemptions, which could lead to a less active trading market for the Company’s common stock and negatively impact the Company’s common stock price.

Complying with the requirements of public reporting companies under the Exchange Act, including the requirement for management to assess our disclosure controls and procedures and internal control over financial reporting, will increase our operating costs and divert management’s attention from executing our business strategy.*

The Company is subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that it file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our disclosure controls and procedures and, in future periods, we will be required to assess the effectiveness of our internal control over financial reporting. Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs, made some of our business activities more difficult or costly, and increased demand on our management team.

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

As a result of our compliance with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, will become publicly available, which may result in threatened or actual litigation or other disputes with our key constituents. If such claims are successful, our business and results of operations could suffer and, even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.

Further, the Company’s status as a public reporting company has significantly increased the cost of its director and officer liability insurance, and the Company may be required to accept reduced coverage or incur substantially higher costs in the future to obtain similar coverage. These factors, or other risks associated with being a public reporting company, could make it more difficult for us to attract and retain qualified members of the Board of Directors and executive officers, and it may increase the cost of their services.

Our independent registered public accounting firm has identified material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements to our financial statements in future periods.*

As further discussed in the section entitled “Controls and Procedures” within this Quarterly Report, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of March 31, 2020, our independent registered public accounting firm was still in the process of performing the audit of our consolidated financial statements, and thus had not yet identified these material weaknesses. The identified material weaknesses outstanding as of March 31, 2020 primarily relate to: (i) the application of accounting treatment for certain complex and non-routine transactions; (ii) the adoption of new accounting standards related to Topic 606 and Topic 842; (iii) the establishment and design of processes and controls to document and monitor certain controls over financial reporting; (iv) the design of controls for user access rights related to certain information technology systems; and (v) the accounting for income taxes under Topic 740. While we intend to enhance our controls and procedures, and to remediate the material weaknesses that remain unremediated, we cannot be certain that these measures will be successful in remediating these material weaknesses, or preventing future significant deficiencies or material weaknesses in internal control over financial reporting. We expect to incur significant costs and diversion of management resources in an effort to remediate any material weaknesses and enhance our controls and procedures. During our ongoing evaluation of our controls and procedures, we may identify additional control deficiencies, which could give rise to additional material weaknesses or significant deficiencies. The material weaknesses described above, or any newly identified material weaknesses, could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of the Company’s common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.2	07/10/2020

10.2	Purchase Agreement, dated January 17, 2020, among Harbor Diversified, Inc., Air Wisconsin Airlines LLC, and Southshore Aircraft Holdings, LLC.	10-K	001-34584	10.5	07/10/2020

10.3	Note, dated April 6, 2020, payable by Air Wisconsin Airlines LLC to Lender.	10-K	001-34584	10.6	07/10/2020

10.4	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the U.S. Department of the Treasury.	10-K	001-34584	10.7	07/10/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: October 22, 2020	BY:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary Harbor Diversified, Inc.
(Principal Executive Officer)

/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer Air Wisconsin Airlines LLC
(Principal Financial and Accounting Officer)