Form 10-Q
period 2020-06-30
HARBOR DIVERSIFIED, INC.
filed 2021-01-14
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of December 31, 2020, the registrant had 54,863,305 shares of common stock, $0.01 par value, outstanding and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•

the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner, particularly given the risks and uncertainties associated with the COVID-19 pandemic;

•

the duration and spread of the ongoing global COVID-19 pandemic and its impact on the business, results of operations, financial condition and liquidity of Air Wisconsin, including the material decline in passenger demand for air travel;

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

•

the extent to which Air Wisconsin’s current growth opportunities and strategic operating plan are restricted based on the United capacity purchase agreement or factors impacting the airline industry, including the COVID-19 pandemic;

•	the supply of qualified pilots to the airline industry and pilot attrition;

•	increases in Air Wisconsin’s labor costs;

•	the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;

•	the furlough of a significant number of Air Wisconsin’s employees, and the risks and costs associated with re-engaging furloughed employees;

•	Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type;

•	aircraft and engine maintenance costs;

•	disruptions in service with key third-party service providers;

•	Air Wisconsin’s significant amount of debt and other contractual obligations;

•	regulatory changes or tariffs; and

•	the impact on our financial statements of the adoption of new accounting guidance or changes in the application or interpretation of existing accounting guidance.

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

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (amounts in thousands, except shares and par value)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$100,446	$69,454
Restricted cash	820	819
Accounts receivable, net	6,104	5,525
Spare parts and supplies, net	7,330	7,819
Contract costs	325	400
Prepaid expenses and other	2,394	1,003

Total Current Assets	117,419	85,020

Property and Equipment
Flight property and equipment	262,359	242,613
Ground property and equipment	8,152	8,305
Less accumulated depreciation and amortization	(109,344)	(99,680)

Net Property and Equipment	161,167	151,238

Other Assets
Operating lease right of use asset	15,746	24,026
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	813	867
Other	1,917	1,906

Total Other Assets	28,051	36,374

Total Assets	$306,637	$272,632

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,384	$16,608
Accrued payroll and employee benefits	14,655	15,474
Current portion of operating lease liability	4,514	6,311
Other accrued expenses	1,166	327
Contract liabilities	5,279	8,342
Payroll Support Program deferred credit	5,324	—
Income taxes payable	173	213
Current portion of long-term debt (stated principal amount of $10,698 at June 30, 2020 and $7,198 at December 31, 2019)	17,745	12,845

Total Current Liabilities	60,240	60,120

Other Liabilities
Long-term debt (stated principal amount of $103,488 at June 30, 2020 and $96,998 at December 31, 2019)	112,938	107,838
Long-term promissory note	4,275	4,275
Deferred tax liability	2,595	2,599
Long-term operating lease liability	9,093	10,538
Long-term contract liabilities	7,582	8,086
Deferred revenue, net of current portion	20,979	—
Other	2,302	1,655

Total Long-Term Liabilities	159,764	134,991

Total Liabilities	220,004	195,111
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at June 30, 2020 and none at December 31, 2019	13,398	—
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued and 54,863,305 shares outstanding at June 30, 2020 and December 31, 2019	555	555
Additional paid-in capital	288,617	288,980
Retained deficit	(215,456)	(211,533)
Cost of repurchased stock	(481)	(481)

Total Stockholders’ Equity	73,235	77,521

Total Liabilities and Stockholders’ Equity	$306,637	$272,632

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$16,753	$67,059	$83,815	$128,558
Contract services and other	22	21	39	62

Total Operating Revenues	16,775	67,080	83,854	128,620

Operating Expenses
Payroll and related costs	23,407	31,900	55,033	62,537
Aircraft fuel and oil	5	25	36	69
Aircraft maintenance, materials and repairs	1,499	15,919	15,510	30,123
Aircraft rent	2,411	8,317	5,763	16,238
Other rents	1,541	1,911	3,050	4,075
Depreciation, amortization and obsolescence	6,666	5,994	13,607	11,725
CARES Act Payroll Support Program	(15,175)	—	(15,175)	—
Purchased services and other	4,366	4,521	10,411	10,133

Total Operating Expenses	24,720	68,587	88,235	134,900

Loss From Operations	(7,945)	(1,507)	(4,381)	(6,280)

Other (Expense) Income
Interest income	40	391	265	697
Interest expense	(449)	(425)	(877)	(800)
Other	—	547	(19)	2,509

Total Other (Expense) Income	(409)	513	(631)	2,406

Net Loss Before Taxes	(8,354)	(994)	(5,012)	(3,874)
Income Tax (Benefit) Expense	(17)	71	(1,089)	275

Net Loss	$(8,337)	$(1,065)	$(3,923)	$(4,149)
Preferred stock dividends	198	—	363	—

Net loss available to common stockholders	(8,535)	(1,065)	$(4,286)	$(4,149)

Basic loss per share	$(0.16)	$(0.02)	$(0.08)	$(0.08)
Diluted loss per share	$(0.16)	$(0.02)	$(0.08)	$(0.08)
Weighted average common shares:
Basic	54,863	54,863	54,863	54,863
Diluted	54,863	54,863	54,863	54,863

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (amounts in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2019	—	$—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net loss	—	—	—	—	—	—	(3,923)	—	(3,923)
Dividend	—	198	—	—	—	(363)	—	—	(363)
Preferred Stock	4,000	13,200	—	—	—	—	—	—	—

Balance, June 30, 2020 (unaudited)	4,000	$13,398	54,863	618	$555	$288,617	$(215,456)	$(481)	$73,235

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, March 31, 2020 (unaudited)	4,000	13,365	54,863	618	$555	$288,815	$(207,119)	$(481)	$81,770
Net loss	—	—	—	—	—	—	(8,337)	—	(8,337)
Dividend	—	33	—	—	—	(198)	—	—	(198)

Balance, June 30, 2020 (unaudited)	4,000	13,398	54,863	618	$555	$288,617	$(215,456)	$(481)	$73,235

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (amounts in thousands)

	Common Stock
	Shares	Repurchased Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2018	54,863	618	$555	$288,980	$(192,319)	$(481)	$96,735
Net loss	—	—	—	—	(4,149)	—	(4,149)

Balance, June 30, 2019 (unaudited)	54,863	618	$555	$288,980	$(196,468)	$(481)	$92,586

	Common Stock
	Shares	Repurchased Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, March 31, 2019	54,863	618	$555	$288,980	$(195,403)	$(481)	$93,651
Net loss	—	—	—	—	(1,065)	—	(1,065)

Balance, June 30, 2019 (unaudited)	54,863	618	$555	$288,980	$(196,468)	$(481)	$92,586

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(3,923)	$(4,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	13,607	11,725
Aircraft acquisition	786	—
Amortization of contract costs	(1,866)	(1,860)
Amortization of engine overhauls	815	2,456
Long-term deferred revenue	20,979	—
Deferred income taxes	(4)	276
Loss/(gain) on disposition of property and equipment	241	(12)
Changes in operating assets and liabilities:
Accounts receivable	(571)	5,358
Spare parts and supplies	(141)	(387)
Prepaid expenses and other	(1,837)	362
Operating lease right of use asset	3,375	(6,836)
Accounts payable	(8,179)	(8,081)
Accrued payroll and employee benefits	(819)	1,932
Other accrued expenses	839	233
CARES Act Payroll Support Program deferred credit	5,324	—
Contract liabilities	(1,701)	(3,192)
Income taxes payable	(40)	34
Other long-term liabilities	647	(7)

Net Cash Provided/(Used) by Operating Activities	27,532	(2,148)

Cash Flows From Investing Activities
Additions to property and equipment	(6,379)	(17,014)
Proceeds on disposition of property and equipment	5	12

Net Cash Used in Investing Activities	(6,374)	(17,002)

Cash Flows From Financing Activities
Proceeds from note payable	10,000	11,790
Dividends paid	(165)	—

Net Cash Provided by Financing Activities	9,835	11,790

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	30,993	(7,360)
Cash, Cash Equivalents and Restricted Cash, beginning of period	70,273	61,071

Cash, Cash Equivalents and Restricted Cash, end of period	$101,266	$53,711

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

The Company is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (AWAC), which is the sole member of Air Wisconsin Airlines LLC (Air Wisconsin). The Company is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (Lotus), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (AWF), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (Therapeutics), which is a non-operating entity with no material assets.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on July 10, 2020 (2019 Annual Report). Due in part to the severe impacts from the global coronavirus (COVID-19) pandemic, in addition to other factors, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other reporting period.

Description of Operations

The Company has principal lines of business focused on (1) providing air transportation through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin.

The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020. Refer to Note 3 for additional information.

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

Under the United capacity purchase agreement, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreement and are determined and measured on a monthly basis. At the end of each month during the term of the agreement, the Company calculates the incentives achieved during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

As discussed above, under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin completed a significantly lower number of flights in the three months ended June 30, 2020 than in prior periods, and lower than it expects to complete in subsequent periods, resulting in the Company deferring $22,484 of revenue attributed to the fixed amount per aircraft received during the three months ended June 30, 2020. The current portion of the deferred revenue, in the amount of $1,505, is recorded as part of contract liabilities, and the long-term portion of the deferred revenue, in the amount of $20,979, is recorded as deferred revenue on the consolidated balance sheets. Due to the lower number of flights during the three months ended June 30, 2020, Air Wisconsin also recognized a lower amount of non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the agreement in proportion to flights flown. For the three months ended June 30, 2020, Air Wisconsin recorded $271 of revenue from upfront fees and $29 of fulfillment costs, compared to $933 and $100 for the three months ended June 30, 2019, respectively. For the six months ended June 30, 2020, Air Wisconsin recorded $1,204 of revenue from upfront fees and $129 of fulfillment costs, compared to $1,859 and $200 for the six months ended June 30, 2019, respectively. The Company anticipates that Air Wisconsin’s flight levels will increase over the remaining term of the agreement compared to the three months ended June 30, 2020. The Company’s deferred revenue, upfront fee revenue and fulfillment costs will be recognized based on Air Wisconsin’s completed flight levels each period relative to the anticipated flight levels over subsequent periods during the remaining term of the agreement. However, the timing of the recognition of these items in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown in the same period.

The amount of revenue recognized in the three months ended June 30, 2020 that was previously recorded as a contract liability is $3,639.

Other revenues are immaterial and primarily consist of the sales of parts to other airlines. The transaction price for the sale of these parts generally is fair market value.

Impairment of Long-Lived and Intangible Assets

The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding matters such as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future.

The Company also monitors for any indication of impairment of its long-lived and intangible assets. When certain conditions or changes in the economic environment exist, such as those brought on by the COVID-19 pandemic, the assets may be impaired and the carrying amount of the assets may exceed their fair market value. The assets need to be tested for recoverability of their carrying amount. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests are needed at this time.

Comprehensive Income

The Company does not have any components of comprehensive income; therefore, as of June 30, 2020 and June 30, 2019, respectively, comprehensive income was equal to net income reported in the consolidated statements of operations.

Concentration of Credit Risk

The Company at times has had cash in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of June 30, 2020, there were no bank deposits that exceeded the FDIC insurance limits.

Concentration of Customer Risk

Substantially all the Company’s revenues for the three months and six months ended June 30, 2020 and June 30, 2019 were derived from the United capacity purchase agreement. Refer to Note 3 for additional information.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, long-term investments, accounts payable, and long-term debt. The Company believes the carrying amounts of these financial instruments are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of long-term debt, because of interest rates available to the Company for similar obligations. Long-term investments are held-to-maturity debt securities and are reported at amortized cost.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates these determinations annually, and it is possible that an asset or liability may be classified differently from year to year. However, the Company expects that changes in classifications between levels will be rare. The Company currently classifies money market funds and deposits as Level 1 and long-term investments as Level 2. There have been no transfers between Level 1 and Level 2 investments during the three months and six months ended June 30, 2020.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 introduces a new accounting model known as Current Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. ASU 2016-13 is effective for calendar years beginning after December 15, 2022, including interim periods within those calendar years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity (ASU 2020-06). ASU 2020-06 amends the guidance on convertible instruments and the derivatives scope exception for contracts and convertible instruments on an entity’s own equity. This ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

Reclassification

In accordance with ASU 2016-18, restricted cash on the Consolidated Statement of Cash flows for the six months ended June 30, 2019, has been reclassified to be included in the beginning and ending balances of Cash and Cash Equivalents. The restricted cash was previously reported in the Cash Flows from Investing Activities section of the statement.

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

Impact of the COVID-19 Pandemic

In January 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of a novel coronavirus, which is referred to as COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic.

In response to the significant reduction in demand for airline travel due to the COVID-19 pandemic, United announced and implemented large scale reductions in its domestic and international flight schedules and the flight schedules of its regional airline partners, including the Company. Given the fluid nature of the pandemic, the extent and length of the reduction in passenger demand for air travel are unknown, although the Company expects reduced demand relative to historical levels to continue for the foreseeable future. The COVID-19 pandemic has also resulted in federal, state, local and foreign governments adopting “shelter-in-place” and “stay-at-home” orders and guidelines, quarantine orders, travel restrictions, as well as other restrictions, which are expected to continue to be disruptive to the economy, and to continue to depress passenger demand for air travel. The Company has experienced, and expects to continue to experience, a significant reduction in operating revenues as a result of the reduction in its flight schedules from United. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees primarily due to the decline in air passenger demand and reduced utilization of the Company’s aircraft. If passenger traffic does not return to pre-COVID-19 levels, there may be excess capacity in the airline industry that could lead to long-term reduced utilization or inefficient scheduling of the Company’s aircraft, which may have further adverse effects on the Company’s business, financial condition and results of operations.

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (WARN) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the resulting decrease in passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees.

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

Since a portion of the Company’s revenue is fixed due to the structure of the United capacity purchase agreement, the impact of the COVID-19 pandemic on the Company’s financial position may be partially mitigated or offset. However, if United ceases to pay the full amount required under the agreement, whether due to its own financial disruption resulting from the COVID-19 pandemic, as a result of a dispute with the Company, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition, and liquidity. While the fixed amount of revenue under the agreement remains mostly unchanged as it is based on a fixed contractual rate and number of covered aircraft, variable revenue earned based on the number of block hours and departures has been significantly reduced, and the Company may experience ongoing or further reductions.

The travel restrictions and other initiatives adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on passenger demand for air travel. As a result of this decline in demand, and the subsequent capacity reductions by United, the Company’s approximately 1,759 scheduled block hours in June 2020 was approximately 88% less than its scheduled block hours in June 2019. While the Company’s monthly scheduled block hours have been gradually increasing on an absolute basis since June (2,206 in July 2020, 4,076 in August 2020, 5,205 in September 2020, 6,542 in October 2020, 6,936 in November 2020 and 6,298 in December 2020), the Company expects to continue to experience significantly reduced scheduled block hours on a comparative basis relative to historical levels (14,043 in July 2019, 14,041 in August 2019, 13,336 in September 2019, 14,608 in October 2019, 14,163 in November 2019 and 14,527 in December 2019) for the foreseeable future.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Cost Reduction Initiatives

In response to these developments, the Company has implemented cost reduction initiatives seeking to mitigate the impact of the COVID-19 pandemic on the Company’s operations, financial condition and liquidity, while also protecting the safety of the Company’s customers and employees. These continuing measures include, but are not limited to, the following:

(1)	Reducing or deferring employee-related costs, including:

(i)	Offering voluntary short-term unpaid leaves to employees and furloughing certain employees, and

(ii)	Deferring the employer’s portion of employees’ social security tax payments.

(2)	Reducing other non-employee costs in the current fiscal year, including:

(i)	Delaying planned non-essential heavy airframe maintenance events primarily as a result of reduced flight schedules,

(ii)	Delaying non-essential maintenance events associated with engines and rotable parts primarily as a result of reduced flight schedules,

(iii)	Seeking concessions from third-party suppliers, and

(iv)	Reducing or suspending certain discretionary spending.

Deferral of Interest Payments

The Company’s primary lender agreed to defer approximately $5,000 of interest payments otherwise due to be paid during the period from March 31, 2020 through September 29, 2020, with all deferred amounts due in a lump sum payment on September 30, 2020, pursuant to the terms of a letter agreement dated March 30, 2020. All deferred amounts were paid on September 30, 2020. Refer to Note 6 for additional information.

CARES Act

In March 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

In addition to the cost reduction measures discussed above, in April 2020, Air Wisconsin applied to a lender for a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the CARES Act and administered by the Small Business Administration (SBA). The entire loan amount was received by Air Wisconsin on April 13, 2020. The application for these funds required Air Wisconsin to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of Air Wisconsin. Air Wisconsin was also required to certify that the loan funds would be used to retain workers and maintain payroll, or to make mortgage payments, lease payments, and utility payments. The SBA Loan bears interest at a rate of 1.0% per annum. The SBA Loan originally had a two-year term, and monthly principal and interest payments were originally deferred for six months after the date of the loan. Pursuant to the Flexibility Act signed into law in June 2020 (Flexibility Act), the maturity date may be, but has not yet been, extended to 2025, and the interest deferral has been extended to 2021. The SBA Loan may be prepaid at any time without penalty. Under the CARES Act, Air Wisconsin can apply for and be granted forgiveness for all or a portion of the SBA Loan. Such forgiveness, if any, will be determined, subject to limitations, based on the use of the loan proceeds for specified purposes, provided that not more than 40% of the forgiven amount may be for non-payroll costs. While Air Wisconsin believes that its use of the loan proceeds will meet the conditions for forgiveness of the SBA Loan, there can be no assurance that Air Wisconsin will obtain forgiveness of the loan in whole or in part.

In addition, in April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (PSP Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of Treasury (Treasury) under the payroll support program (Payroll Support Program) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin has received approximately $42,200 in the aggregate through October 1, 2020. The PSP Agreement contains various covenants, including that the proceeds from the Payroll Support Program must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. The PSP Agreement also gives the Treasury the right to conduct audits, examinations, and evaluations of Air Wisconsin’s compliance with the terms of the agreement.

The proceeds of the Treasury Payroll Support are recorded in cash and cash equivalents when received and will be recognized as a reduction in expense under “CARES Act Payroll Support Program” in the Company’s consolidated statements of operations over the periods that the funds are intended to offset payroll expenses. In the three months and six months ended June 30, 2020, the Company received $20,499 under the Payroll Support Program.

As of June 30, 2020, the Company recognized $15,175 of the Treasury Payroll Support received in the three months then ended as a reduction in expense on the Company’s consolidated statements of operations under “CARES Act Payroll Support Program” with the remaining $5,324 of the Treasury Payroll Support recorded as a deferred credit in other current liabilities on the consolidated balance sheets. The Company expects to recognize the remainder of the Treasury Payroll Support as a reduction in expense by the end of 2020.

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

3. Capacity Purchase Agreement with United

In February 2017, the Company entered into the United capacity purchase agreement to operate up to 65 CRJ-200 regional jet aircraft. In October 2020, the Company entered into an amendment to the agreement. As amended, the initial term of the agreement is through February 2023, with an option at United’s election to extend for a period of no less than two years (and up to three years, in United’s discretion) and a second option at United’s election to extend for an additional two-year period, subject to mutual agreement by the Company and United as to compensation. For additional information, refer to Note 14.

4. Property and Equipment

The following presents the Company’s aircraft as of June 30, 2020 and June 30, 2019.

June 30, 2020	Owned	Leased
CRJ-200	62	2

June 30, 2019	Owned	Leased
CRJ-200	37	27

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

In May 2020, Air Wisconsin completed the acquisition of eight CRJ-200 regional jets, each having two GE engines, for $3,000. Air Wisconsin had leased each of these regional jets and engines prior to the acquisition.

5. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2020 was 0.2%. The Company’s effective tax rate for the three months ended June 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible expenses.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Company’s effective tax rate for the six months ended June 30, 2020 was 21.7%. The Company’s effective tax rate for the six months ended June 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible expenses, which impacts were partially offset by a $0.9 million discrete tax benefit from a refund of alternative minimum tax credits available under the provisions of the CARES Act that occurred during the period.

The Company’s effective tax rate for the three months ended June 30, 2019 was (7.1)%. The Company’s effective tax rate for the three months ended June 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses, and the creation of valuation allowances on state and federal deferred tax assets that occurred during the three months ended June 30, 2019.

The Company’s effective tax rate for the six months ended June 30, 2019 was (7.1)%. The Company’s effective tax rate for the six months ended June 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses, and the creation of valuation allowances on state and federal deferred tax assets that occurred during the three months ended June 30, 2019.

6. Debt

Long-Term Debt

Long-term debt consists of the following (with interest rates as of June 30, 2020 and December 31, 2019):

	June 30,	December 31,
	2020	2019
Notes due December 31, 2025, 4.0%	$86,497	$86,497
Credit Agreements due through 2022, 5.0%	34,186	34,186
Paycheck Protection Program note	10,000	—

Total debt	130,683	120,683
Less: current maturities	17,745	12,845

Long-Term Debt	$112,938	$107,838

In April 2020, in connection with the PPP, Air Wisconsin issued to a lender a promissory note for an aggregate principal amount of $10,000. The amount outstanding under the note may be forgiven under certain circumstances. The Company has recorded the value of the promissory note on a relative fair value basis as $10,000 of long-term debt consistent with the terms of the note. Based on the Flexibility Act, the Company expects that principal and interest payments on the note will be deferred until August 2021, Air Wisconsin will commence payments in September 2021, and the maturity date will be April 2025. The repayment provisions of this note may be modified by the SBA. For additional information refer to Note 2.

Deferral Agreement

On March 30, 2020, Air Wisconsin entered into a Letter Agreement with its primary lender to defer until September 30, 2020 all principal and interest payments on the Aircraft Notes and the Other Loans (as defined in the 2019 Annual Report) that would otherwise be due from March 31, 2020 through September 29, 2020. Under this agreement Air Wisconsin deferred a payment of $3,974 due in March 2020 and deferred a second payment of $1,118 due in June 2020. All deferred amounts were paid on September 30, 2020. For additional information, refer to Note 6 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

Maturities of long-term debt for the periods subsequent to June 30, 2020, are as follows:

Fiscal Year	Amount
July 2020 through December 2020	$12,845
2021	23,652
2022	26,110
2023	11,897
2024	11,644
Thereafter	44,535

Total	$130,683

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The debt agreements include, among other provisions, certain non-financial covenants. At June 30, 2020 and June 30, 2019, Air Wisconsin was in compliance with the covenants of all of its debt agreements.

For a more detailed discussion of the Company’s long-term debt, refer to Note 6 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

Long-Term Promissory Note

In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature on November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each of May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $3,126 as of June 30, 2020.

7. Lease Obligations

As of June 30, 2020, the Company’s right-of-use assets were $15,746, the Company’s current maturities of operating lease liabilities were $4,514, and the Company’s noncurrent lease liabilities were $9,093. During the six months ended June 30, 2020, the Company paid $2,995 in operating lease payments reflected as a reduction in operating cash flows.

The table below presents operating lease related terms and discount rates as of June 30, 2020:

Weighted-average remaining lease term	3.87 years
Weighted-average discount rate	7.01%

Components of lease costs were as follows for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,548	$8,792	$6,864	$17,460
Short-term lease cost	623	1,412	1,139	2,801
Variable lease cost	(88)	24	(59)	52
Lease termination expense	869	—	869	—

Total Lease Cost	$3,952	$10,228	$8,813	$20,313

As of June 30, 2020, Air Wisconsin leased or subleased certain aircraft and engines, training simulators, and facilities. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of June 30, 2020:

Fiscal Year	Amount
July 2020 through December 2020	$3,102
2021	3,977
2022	3,912
2023	2,765
2024	1,105
Thereafter	987

Total lease payments	15,848
Less imputed interest	(2,241)

Total Lease Liabilities	$13,607

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

8. Commitments and Contingencies

Legal Matters

The Company is subject to certain legal actions, which it considers routine to its business activities. As of June 30, 2020, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal matters, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Standby Letters of Credit

As of June 30, 2020, the Company had ten outstanding letters of credit in the aggregate amount of $810 to guarantee the performance of Company obligations under certain lease agreements and insurance policies. The Company’s restricted cash balance secures the letters of credit.

Cash Obligations

The following table sets forth the Company’s cash obligations for the periods presented (in thousands):

	Total	July through December 2020	2021	2022	2023	2024	Thereafter
Aircraft Notes principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes interest	$16,497	$5,647	$2,730	$2,450	$2,170	$1,890	$1,610
Other Loans principal	$44,186	$7,198	$13,922	$16,660	$2,727	$2,754	$925
Other Loans interest	$3,493	$1,635	$1,262	$377	$51	$24	$144
Operating lease obligations	$15,848	$3,102	$3,977	$3,912	$2,765	$1,105	$987

Total	$150,024	$17,582	$28,891	$30,399	$14,713	$12,773	$45,666

As of June 30, 2020, all of the Company’s long-term debt was subject to fixed interest rates.

For additional information, refer to Note 8 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

9. Related-Party Transactions

For the three months ended June 30, 2020 and June 30, 2019, the Company paid $60 and $1,029, respectively, pursuant to certain aircraft and engine leases with related parties and for other professional services. For the six months ended June 30, 2020 and June 30, 2019, the Company paid $270 and $1,853, respectively, pursuant to certain aircraft and engine leases with related parties and for other professional services.

Southshore Leasing, through Southshore Aircraft Holdings, LLC and its affiliated entities (Southshore) leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. For the three months ended June 30, 2020, Air Wisconsin did not make any payments to Southshore due to the purchase in January 2020 described below. For the three months ended June 30, 2019, Air Wisconsin paid a total of approximately $969 to Southshore, consisting of approximately $660 for the lease of three aircraft, and approximately $309 for the lease of additional engines to support Air Wisconsin’s operations. For the six months ended June 30, 2020, Air Wisconsin paid a total of approximately $150 to Southshore, consisting of approximately $66 for the lease of three aircraft, and approximately $84 for the lease of additional engines to support Air Wisconsin’s operations. For the six months ended June 30, 2019, Air Wisconsin paid a total of approximately $1,733 to Southshore, consisting of approximately $931 for the lease of three aircraft, and approximately $802 for the lease of additional engines. Each of these aircraft and engines was acquired by the Company in the transaction described below.

In January 2020, the Company completed an acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000 shares of Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of June 30, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500 shares of common stock. Refer to Note 10 for additional information.

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

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Resource Holdings Associates (Resource Holdings) has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC has paid a recurring monthly fee of $20 in exchange for these financial advisory and management services since January 2012. AWAC paid a total of $60 to Resource Holdings for each of the three months ended June 30, 2020 and June 30, 2019, and $120 to Resource Holdings for each of the six months ended June 30, 2020 and June 30, 2019. See the section entitled, “Certain Relationships and Related Transactions, and Director Independence” in the 2019 Annual Report.

10. Earnings Per Share and Equity

Calculations of net income per share of common stock, for the three and six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,337)	(1,065)	$(3,923)	$(4,149)
Preferred stock dividends	198	—	363	—

Net loss applicable to common stockholders, basic and diluted	(8,535)	(1,065)	(4,286)	(4,149)

Weighted average common shares outstanding
Basic and diluted	54,863	54,863	54,863	54,863
Net loss allocated to common stockholders per common share
Basic and diluted	$(0.16)	$(0.02)	$(0.08)	$(0.08)

Basic loss per share of common stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of common stock outstanding during the period.

For all periods presented, potentially dilutive shares associated with the 2015 Stock Option and the Series C Preferred were not included in the calculation above, as they had an anti-dilutive effect on the calculation of earnings per share. For additional information, refer to Note 11.

Series C Preferred

In January 2020, the Company issued 4,000 shares of the Series C Preferred. The rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (Certificate of Designations), which the Company filed with the Secretary of State of the State of Delaware.

As of the date of this filing, the Series C Preferred is immediately convertible into 16,500 shares of common stock and accrues dividends at the rate of 6.0% per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors and paid by the Company (Preferential Dividends).

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

Each share of Series C Preferred is initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (Conversion Price); provided, however, that the Conversion Price will be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” is the first 90-trading day period commencing on or after August 28, 2020 (which is the first trading day following the day that is 45 days following the date on which the Company provided notice to its stockholders of the filing of its 2019 Annual Report) during which an aggregate of at least 5.0% of the outstanding shares of common stock are traded.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends of an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends).

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

At any time following the earliest of (a) the date that is four years after the earlier of the Reporting Date (as defined in the Certificate of Designations) or (i) any merger or consolidation to which the Company is a constituent party and to which one or more third-party entities, unaffiliated with the Company, are constituent parties or (ii) any transaction or series of related transactions pursuant to which the Company shall issue or sell a number of shares of common stock greater than 5.0% of the number of shares of common stock then outstanding, (b) the date the Dividend Ratchet has been initiated, (c) any time that fewer than 800 shares of Series C Preferred are outstanding, and (d) December 31, 2024, the Company shall have the right to redeem all, but not less than all, of the shares of Series C Preferred then outstanding at a per share price equal to the then current Series C Liquidation Amount (Redemption Price). At any time after the outstanding shares of Series C Preferred are deemed Conversion Cap Excess Shares, the Company shall have the right to redeem all, but not less than all, of the Conversion Cap Excess Shares then outstanding at the Redemption Price.

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

On each of April 15, 2020, June 30, 2020, September 29, 2020 and December 30, 2020, the Board of Directors declared dividends of $165, $198, $198 and $198, respectively, on the Series C Preferred, which were paid on April 20, 2020, July 1, 2020, September 30, 2020, and December 31, 2020, respectively.

Based on the applicable accounting guidance, the Company is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. In periods of net loss, the application of the “if-converted” method to the Series C Preferred would be anti-dilutive and thus conversion is not assumed to occur for the three months and six months ended June 30, 2020.

The number of shares of common stock into which the Series C Preferred is convertible, as determined for purposes of calculating the net income (loss) per share of common stock, may not be consistent with the actual number of shares into which the Series C Preferred is convertible pursuant to the Certificate of Designations on any particular date.

As of June 30, 2020, pursuant to the Certificate of Designations, the Series C Preferred was convertible into an aggregate of 16,500 shares of common stock.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

11. Stock Options

2015 Stock Option

In 2015, the Company issued a stock option (2015 Stock Option) to purchase 559 shares of common stock at an exercise price of approximately $0.21 per share. The value of the 2015 Stock Option at the date of grant was $0.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. The 2015 Stock Option was the only stock option outstanding as of June 30, 2020 and June 30, 2019.

After July 9, 2019, the 2015 Stock Option became fully exercisable. Prior to that date it could only be exercised based on the occurrence of certain events. The 2015 Stock Option terminates on the earlier to occur of July 9, 2022, or the occurrence of certain corporate transactions.

12. Supplemental Cash Flow Information

Cash payments for interest for the six months ended June 30, 2020 and June 30, 2019 were $0 and $386, respectively. Cash payments for income taxes for the six months ended June 30, 2020 and June 30, 2019 were $0 and $65, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $2,995 for the six months ended June 30, 2020, and $24,278 for the six months ended June 30, 2019.

13. Intangible Assets

Intangible assets at June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020	December 31, 2019
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

14. Subsequent Events

The Company evaluated the financial statements included in this Quarterly Report for subsequent events through January 13, 2021, the date the financial statements were available to be issued. The following subsequent events are noted:

•

Refer to Note 2 for certain subsequent events regarding the impact of the COVID-19 pandemic after period end and the adoption of the CARES Act on the Company’s business and operations and, in particular, Air Wisconsin’s receipt of the SBA Loan and the Treasury Payroll Support.

•	Refer to Note 6 regarding the deferral of certain interest payments that would have been due in June 2020, but which were paid on September 30, 2020.

•

Through notices given pursuant to the federal WARN Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

•

In September 2020, Air Wisconsin acquired two CRJ-200 aircraft in related transactions. Air Wisconsin had leased the aircraft prior to the acquisitions. The leases for these aircraft had favorable return conditions pursuant to the underlying lease agreements that significantly reduced the value of the aircraft. The aggregate purchase price for the two aircraft was $818.

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

•

In December 2020, President Trump signed into law the Consolidated Appropriations Act of 2021 (Appropriations Act), which, in addition to making material changes to the PPP enacted under the CARES Act, provides for an extension of the Payroll Support Program established by the CARES Act. The Appropriations Act provides $15 billion in the aggregate for passenger air carriers to cover the period from December 1, 2020 through March 31, 2021. Air carriers entering into agreements with Treasury for funds under the PSP Extension Law are prohibited from conducting involuntary furloughs until March 31, 2021 and must recall all employees who were involuntarily furloughed between October 1, 2020 and the date the air carrier enters into an agreement with Treasury. The amount each carrier receives is to be based on the amount it received under the CARES Act, but reduced proportionately to account for the shorter time period covered, and the lower amount of funds provided, by the PSP Extension Law as compared to the CARES Act.

•

Effective January 1, 2021, the Board of Managers of Air Wisconsin appointed Liam Mackay to serve as its Chief Financial Officer. In connection with his appointment, Air Wisconsin entered into an employment agreement with Mr. Mackay. Gregg Garvey, the current Senior Vice President, Chief Accounting Officer and Treasurer of Air Wisconsin, will continue to serve as the Company’s Principal Financial and Accounting Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the related condensed notes included elsewhere in this Quarterly Report and in our 2019 Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties, including those related to the anticipated impact on our business from, and our response to, the COVID-19 pandemic. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in this Quarterly Report and in our 2019 Annual Report, as well as our other public filings with the SEC. Please also refer to the section of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Overview

Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier that, as of June 30, 2020, provided scheduled passenger service to 15 cities in 10 states. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor, it is referred to as the “Company.”

For the three months and six months ended June 30, 2020, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets with an average of approximately 91 daily departures under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement.

Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The United capacity purchase agreement also has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. For additional information, refer to Note 14, Subsequent Events, in our consolidated financial statements included in this Quarterly Report.

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic, and, in response, federal, state, local, and foreign governments have implemented “shelter-in-place” and “stay-at-home” orders and guidelines, quarantine orders, travel restrictions, and other similar restrictions in an attempt to control the spread and mitigate the impact of COVID-19.

As of the date of this Quarterly Report, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which Air Wisconsin operates. Air Wisconsin’s business and the industry in which it operates continue to be impacted by the pandemic, including as a result of depressed passenger demand for air travel.

Focus on Safety for Employees and Passengers

The safety of our employees and passengers is our priority. Throughout the COVID-19 pandemic, Air Wisconsin has taken several steps to provide its employees and passengers with the ability to take appropriate safety measures in accordance with guidelines provided by the Centers for Disease Control and Prevention, including working with United to:

•	Enhance Air Wisconsin’s aircraft cleaning procedures;

•	Provide masks for crewmembers;

•	Provide options to Air Wisconsin’s employees who are diagnosed with COVID-19, including pay protection and extended leave options; and

•	Implementing workforce social distancing and protection measures, and enhanced cleaning of our facilities.

Reduction in Demand for Air Travel

Governmental restrictions, orders and guidelines have resulted in the mandatory closure of “non-essential” businesses in some jurisdictions, led to the cancellation of many public events, including conferences, sporting events and concerts, led to an unprecedented and sustained material decline in passenger demand for air travel, and resulted in significant disruptions to regional and global economies.

This decline in passenger demand for air travel led to a material reduction in seat capacity in April 2020, during which month the International Air Transport Association (“IATA”) reported that seat capacity in the United States was 60% lower than in the same period in April 2019. Roughly two-thirds of the global commercial fleet was grounded by the end of April. In May 2020, the Transportation Security Administration reported that 87% fewer people passed through U.S. airport checkpoints than on the same day in the previous year. Since April 2020, industry-wide capacity contraction has shown modest improvements; however, the pace of improvement has remained slow, with new spikes in COVID-19 cases slowing or reversing recoveries. In October 2020, IATA reported that domestic seat capacity was 60% lower than the same period in October 2019, with passenger volumes declining overall by 71% compared to October 2019. While some indicators of business activity, such as retail sales, suggest that the ease of lockdowns and resumption of business may steady the decline of passenger demand, IATA has reported that fresh outbreaks of COVID-19 and government reliance on travel restrictions and quarantine orders may continue to subdue consumer confidence in air travel.

Air Wisconsin’s recent and anticipated levels of flying remain significantly impacted by the unprecedented material decline in passenger demand for air travel resulting from the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the pandemic during the first quarter of 2020 and has stated that it expects demand will remain suppressed in 2021. As a result of lowered demand, United cut approximately 80% of its scheduled capacity for April 2020, 90% for May and June 2020, 75% for July 2020, 70% for August 2020, 60% for September 2020, 55% for October 2020, 50% for November 2020, and 55% for December 2020.

Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours actually flown, and United may impose further reductions. The continued severity and duration of the impacts of the COVID-19 pandemic are difficult to predict; thus, the magnitude and scope of the effects on our business, including the number of daily flights operated by us, and future results of operations, are highly uncertain and subject to change. Our forecasted expense reduction and liquidity management measures discussed below may be modified as we more clearly understand the timing of the recovery of passenger demand for air travel, and the scope of the broader economic impacts of the pandemic.

Impact on Competitive Environment

Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic. In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). In August 2020, ExpressJet announced that it would cease operations at the end of September 2020, and as of September 30, 2020, ExpressJet had ceased operations. As of the date of this filing, in addition to ExpressJet, Miami Air International, RavnAir Group, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations.

Expense Management

We have taken a number of actions in response to the financial uncertainty and health concerns raised by the COVID-19 pandemic. We have implemented cost-reduction initiatives to mitigate the impact on our operations and financial condition, while also protecting the safety of our customers and employees. Air Wisconsin has delayed certain planned capital and operating expenditures for the remainder of 2020, through actions such as delaying non-essential planned heavy airframe maintenance events, delaying non-essential maintenance events associated with engines and rotable parts, seeking concessions from third-party suppliers, offering voluntary short-term unpaid leave to employees, deferring the payment of the employer’s portion of employees’ social security tax payments, and furloughing certain employees. Air Wisconsin has been able to responsibly delay certain non-essential maintenance events primarily as a result of its reduced flight schedules.

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (“WARN”) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees. The duration of these furloughs and the scope of any additional furloughs are highly uncertain and will be impacted by a number of factors, including the demand for air travel generally, the actual or estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, and the timing and extent of any additional governmental assistance provided under the CARES Act or otherwise.

Paycheck Protection Program

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), intended to provide economic relief to United States businesses affected by the COVID-19 pandemic, was signed into law. In April 2020, Air Wisconsin received a $10.0 million loan (“SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the CARES Act and administered by the Small Business Administration (“SBA”). The loan is forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, leave payments and utility payments.

Payroll Support Program

In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP Agreement”) with respect to payroll support from the U.S. Department of the Treasury (“Treasury”) under the payroll support program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin has received approximately $42.2 million in the aggregate through October 1, 2020. These funds will be used to pay for the salaries and benefits of Air Wisconsin’s employees. The PSP Agreement contains various covenants, including that the Payroll Support Program proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. Through September 30, 2021, the PSP Agreement also prohibits: (i) Air Wisconsin or any of its affiliates from purchasing an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange and (ii) Air Wisconsin from paying dividends, or making any other capital distributions, with respect to the common stock (or equivalent equity interest) of Air Wisconsin. In addition, the CARES Act authorizes the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support under the CARES Act until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. The PSP Agreement also gives the Treasury the right to conduct audits, examinations, and evaluations of Air Wisconsin’s compliance with the terms of the agreement.

Other Economic Conditions, Challenges and Risks Impacting Financial Results

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our 2019 Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.

Second Quarter Update

For the three months ended June 30, 2020, we had total operating revenue of $16.8 million, a 75.0% decrease, compared to $67.1 million for the three months ended June 30, 2019. The net loss for the three months ended June 30, 2020 was $8.3 million, or a loss of $0.16 per basic share, compared to a net loss of $1.1 million, or a loss of $0.02 per basic share for the three months ended June 30, 2019. For additional information, refer to Note 10, Earnings per Share, in our unaudited consolidated financial statements included in this Quarterly Report. The net loss for the three months ended June 30, 2020 primarily resulted from the negative impact to our revenues as a result of the COVID-19 pandemic and its associated effects on the airline industry and the demand for air travel, which is anticipated to continue for the remainder of 2020 and may continue through 2021 and subsequent periods.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and the Three Months Ended June 30, 2019

We had an operating loss of $7.9 million for the three months ended June 30, 2020, compared to an operating loss of $1.5 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, we had a net loss of $8.3 million compared to a net loss of $1.1 million for the three months ended June 30, 2019.

Operating Revenue

	Three Months Ended June 30,
	2020		2019		Change
Operating Revenue ($ in thousands):
Contract Revenue	$16,753		$67,059		$(50,306)	(75.0)%
Contract Services and Other	22		21		1	4.8%

Total operating revenue	$16,775		$67,080		$(50,305)	(75.0.)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	78,258		498,032		(419,774)	(84.3)%
Block Hours	6,324		41,188		(34,864)	(84.6)%
Revenue Passenger Miles (RPMs) (in thousands)	20,182		413,605		(393,423)	(95.1)%
Average stage length (in miles)	343		378		(35)	(9.3)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	21.40	¢	13.46	¢	7.94 ¢	59.0%
Passengers	57,192		1,071,713		(1,014,521)	(94.7)%

Total operating revenue decreased by $50.3 million, or 75.0%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic.

Under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Since Air Wisconsin completed a significantly lower number of flights in the three months ended June 30, 2020 than in prior periods, and lower than it expects to complete in subsequent periods, the Company deferred $22.5 million of revenue attributed to the fixed amount per aircraft received during the three months ended June 30, 2020. Also, due to the lower number of flights during the three months ended June 30, 2020, Air Wisconsin recorded a lower amount of non-refundable upfront fee revenue which is being amortized over the remaining term of the agreement in proportion to flights flown. For the three months ended June 30, 2020, Air Wisconsin recorded $0.3 million of revenue from upfront fees compared to $0.9 million for the three months ended June 30, 2019. The current portion of the deferred revenue, in the amount of $1.5 million, is recorded as part of contract liabilities, and the long-term portion of the deferred revenue, in the amount of $21.0 million, is recorded as deferred revenue on the consolidated balance sheets. Due to the lower number of flights during the three months ended June 30, 2020, Air Wisconsin also recognized a lower amount of non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the agreement in proportion to flights flown. For the three months ended June 30, 2020, Air Wisconsin recorded $0.3 million of revenue from upfront fees and $0.03 million of fulfillment costs, compared to $0.9 million and $0.1 million for the three months ended June 30, 2019, respectively. For the six months ended June 30, 2020, Air Wisconsin recorded $1.2 million of revenue from upfront fees and $0.1 million of fulfillment costs, compared to $1.9 million and $0.2 million for the six months ended June 30, 2019, respectively. The Company anticipates that Air Wisconsin’s flight levels will increase over the remaining term of the agreement compared to the three months ended June 30, 2020. The Company’s deferred revenue balance will be recognized based on Air Wisconsin’s completed flight levels each period relative to the anticipated flight levels over subsequent periods during the remaining term of the agreement. However, the timing and amount of deferred revenue that the Company may recognize in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown in the same period.

Air Wisconsin’s ASMs, block hours, RPMs and passengers flown during the three months ended June 30, 2020, decreased compared to the three months ended June 30, 2019 due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic. These factors led to a reduction in ASMs by 84.3%, block hours by 84.6%, RPMs by 95.1%, and passengers by 94.7% when compared to the three months ended June 30, 2019. CRASM increased 59.0% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the recognition of fixed revenue, net of deferral in accordance with ASC 606, during the three months ended June 30, 2020, relative to the significant decrease in ASMs of 84.3% during that same period.

Operating Expenses

	Three Months Ended June 30,
	2020	2019	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$23,407	$31,900	$(8,493)	(26.6)%
Aircraft Fuel and Oil	5	25	(20)	(80.0)%
Aircraft Maintenance, Materials and Repairs	1,499	15,919	(14,420)	(90.6)%
Aircraft Rent	2,411	8,317	(5,906)	(71.0)%
Other Rents	1,541	1,911	(370)	(19.4)%
Depreciation, Amortization and Obsolescence	6,666	5,994	672	11.2%
CARES Act Payroll Support Program	(15,175)	—	(15,175)	100.0%
Purchased Services and Other	4,366	4,521	(155)	(3.4)%

Total Operating Expenses	$24,720	$68,587	$(43,867)	(64.0)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	78,258	498,032	(419,774)	(84.3)%
Block Hours	6,324	41,188	(34,864)	(84.6)%
Average Stage Length (in miles)	343	378	(35)	(9.3)%
Departures	4,709	26,812	(22,103)	(82.4)%

Payroll and Related Costs. Payroll and related costs decreased $8.5 million, or 26.6%, to $23.4 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily driven by a decrease in pilot wages, bonuses, and training expenses of $4.3 million. Other wages, taxes and benefits decreased by $2.0 million and personnel expenses decreased by $2.2 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended June 30, 2020 and June 30, 2019 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended June 30, 2020 and June 30, 2019.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $14.4 million, or 90.6%, to $1.5 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily driven by a decrease in required maintenance due to a reduction in flying attributable to reduced passenger demand for air transportation.

Aircraft Rent. Aircraft rent expense decreased $5.9 million, or 71.0%, to $2.4 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was partly attributable to Air Wisconsin’s acquisition of 14 CRJ-200 aircraft in July 2019 resulting in reduced rent expense during 2020 following the acquisition. Comparable rent expense for these 14 aircraft in the three months ended June 30, 2019 was $4.4 million. The Company’s acquisition from an affiliate of aircraft and engines in January 2020 resulted in reduced rent expense of $0.6 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. In May 2020, Air Wisconsin purchased eight additional aircraft that it had previously leased. Rent for these eight aircraft in the three months ended June 30, 2020 was $1.7 million compared to $2.6 million for the three months ended June 30, 2019. For additional information, refer to Note 4, Property and Equipment, in our unaudited consolidated financial statements included in this Quarterly Report.

Other Rents. Other rents expense decreased $0.4 million, or 19.4%, to $1.5 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease of $0.3 million in engine rents resulting from the Company’s acquisition from an affiliate of engines in January 2020, a decrease of $0.2 million in flight training simulator rental expense, and an increase of $0.2 million in maintenance facilities rent.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $0.7 million, or 11.2%, to $6.7 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily attributable to the acquisitions in July 2019, January 2020 and May 2020 of aircraft and engines previously leased by Air Wisconsin.

CARES Act Payroll Support Program. In April 2020, Air Wisconsin entered into an agreement with the Department of the Treasury to receive approximately $42.2 million in emergency relief through the Payroll Support Program in the form of payroll support grants paid in installments through the end of October 2020. As of June 30, 2020, Air Wisconsin had received $20.5 million in payroll support grants that are being recognized as a reduction in expense over the periods the grants are intended to offset payroll expenses. Air Wisconsin recognized $15.2 million as a reduction in expenses during the three months ended June 30, 2020 and recognized the remainder of the grants from the Payroll Support Program as a reduction of expenses by the end of October 2020.

Purchased Services and Other. Purchased services and other expense decreased $0.2 million, or 3.4%, to $4.4 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily due to a $0.2 million loss on the sale and retirement of assets and an increase of $0.5 million of legal fees. This is offset by a $0.9 million decrease in line and on call maintenance expenses.

Other (Expense) Income

Interest Income. Interest income decreased $0.4 million, or 89.8%, to $0.04 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease in interest earned on short-term investments.

Interest Expense. Interest expense increased slightly to $0.4 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 due primarily to an increase in principal of $11.8 million during 2019 associated with an amendment to Air Wisconsin’s credit agreements with its lender due through 2022. For more information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2019 Annual Report.

Other (Expense) Income. Other income decreased $0.5 million, or 100.0%, to $0.0 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was attributable to the receipt of periodic payments in 2019 relating to the termination of residual value agreements on 35 owned aircraft under an agreement reached in January 2018. For additional information, refer to Note 4, Property and Equipment, in our audited consolidated financial statements included within our 2019 Annual Report.

Income Taxes

In the three months ended June 30, 2020, our effective tax rate was 0.2%, compared to (7.1)% for the three months ended June 30, 2019. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax benefit of $(0.02) million and an income tax provision of $0.07 million for the three months ended June 30, 2020 and June 30, 2019, respectively.

The income tax benefit for the three months ended June 30, 2020 resulted in an effective tax rate of 0.2%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.

The income tax provision for the three months ended June 30, 2019 resulted in an effective tax rate of (7.1)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the establishment of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.

We continue to maintain a valuation allowance on a portion of our federal and state deferred tax assets.

For additional information, refer to Note 5, Income Taxes, in our consolidated financial statements included within our 2019 Annual Report.

Comparison of the Six Months Ended June 30, 2020 and the Six Months Ended June 30, 2019

We had an operating loss of $4.4 million for the six months ended June 30, 2020, compared to an operating loss of $6.3 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, we had a net loss of $3.9 million compared to a net loss of $4.1 million for the six months ended June 30, 2019.

Operating Revenue

	Six Months Ended June 30,
	2020		2019		Change
Operating Revenue ($ in thousands):
Contract Revenue	$83,815		$128,558		$(44,743)	(34.8)%
Contract Services and Other	39		62		(23)	(37.1)%

Total operating revenue	$83,854		$128,620		$(44,766)	(34.8)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	519,162		935,931		(416,769)	(44.5)%
Block Hours	44,202		79,447		(35,245)	(44.4)%
Revenue Passenger Miles (RPMs) (in thousands)	313,702		745,354		(431,652)	(57.9)%
Average stage length (in miles)	351		370		(19)	(5.1)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	16.14	¢	13.74	¢	2.40 ¢	17.5%
Passengers	865,246		1,995,198		(1,129,952)	(56.6)%

Total operating revenue decreased by $44.7 million, or 34.8%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic.

Under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Since Air Wisconsin completed a significantly lower number of flights in the six months ended June 30, 2020 than in prior periods, and lower than it expects to complete in subsequent periods, the Company deferred $22.5 million of revenue attributed to the fixed amount per aircraft received during the six months ended June 30, 2020. Also, due to the lower number of flights during the three months ended June 30, 2020, Air Wisconsin recorded a lower amount of non-refundable upfront fee revenue which is being amortized over the remaining term of the agreement in proportion to flights flown. For the six months ended June 30, 2020, Air Wisconsin recorded $1,204 of revenue from upfront fees compared to $1,860 for the six months ended June 30, 2019.

Air Wisconsin’s ASMs, block hours, RPMs and passengers flown during the six months ended June 30, 2020, decreased compared to the six months ended June 30, 2019 due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic. These factors led to a reduction in ASMs by 44.5%, block hours by 44.4%, RPMs by 57.9% and passengers by 56.6% when compared to the six months ended June 30, 2019. CRASM increased 17.5% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the recognition of fixed revenue, net of deferral in accordance with ASC 606, during the six months ended June 2020, relative to the significant decrease in ASMs of 44.5% during that same period.

Operating Expenses

	Six Months Ended June 30,
	2020	2019	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$55,033	$62,537	$(7,504)	(12.0)%
Aircraft Fuel and Oil	36	69	(33)	(47.8)%
Aircraft Maintenance, Materials and Repairs	15,510	30,123	(14,613)	(48.5)%
Aircraft Rent	5,763	16,238	(10,475)	(64.5)%
Other Rents	3,050	4,075	(1,025)	(25.2)%
Depreciation, Amortization and Obsolescence	13,607	11,725	1,882	16.1%
CARES Act Payroll Support Program	(15,175)	—	(15,175)	100.0%
Purchased Services and Other	10,411	10,133	278	2.7%

Total Operating Expenses	$88,235	$134,900	$(46,665)	(34.6)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	519,162	935,931	(416,769)	(44.5)%
Block Hours	44,202	79,447	(35,245)	(44.4)%
Average Stage Length (in miles)	351	370	(19)	(5.1)%
Departures	29,901	51,777	(21,876)	(42.3)%

Payroll and Related Costs. Payroll and related costs decreased $7.5 million, or 12.0%, to $55.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily driven by a decrease in pilot wages, bonuses, and training expenses of $3.5 million. Other wages, taxes and benefits decreased by $1.5 million, and personnel expenses decreased by $2.2 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the six months ended June 30, 2020 and June 30, 2019 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the six months ended June 30, 2020 and June 30, 2019.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $14.6 million, or 48.5%, to $15.5 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily driven by a decrease in required maintenance due to a reduction in flying attributable to reduced passenger demand for air transportation.

Aircraft Rent. Aircraft rent expense decreased $10.5 million, or 64.5%, to $5.8 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was partly attributable to Air Wisconsin’s acquisition of 14 CRJ-200 aircraft in July 2019 resulting in reduced rent expense during 2020 following the acquisition. Comparable rent expense for these 14 aircraft in the six months ended June 30, 2019 was $8.7 million. The Company’s acquisition from an affiliate of aircraft and engines in January 2020 resulted in reduced rent expense of $0.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. In May 2020, Air Wisconsin purchased eight additional aircraft that it had previously leased. Rent for these eight aircraft in the six months ended June 30, 2020 was $5.2 million compared to $4.3 million for the six months ended June 30, 2019. For additional information, refer to Note 4, Property and Equipment, in our unaudited consolidated financial statements included in this Quarterly Report.

Other Rents. Other rents expense decreased $1.0 million, or 25.2%, to $3.1 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease of $0.7 million in engine rents resulting from the Company’s acquisition from an affiliate of engines in January 2020, a decrease of $0.4 million in flight training simulator rental expense, and an increase of $0.1 million of maintenance facilities rent.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $1.9 million, or 16.1%, to $13.6 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily attributable to the acquisition in July 2019, January 2020 and May 2020 of aircraft and engines previously leased by Air Wisconsin.

CARES Act Payroll Support Program. In April 2020, Air Wisconsin entered into an agreement with the Department of the Treasury to receive approximately $42.2 million in emergency relief through the Payroll Support Program in the form of payroll support grants paid in installments through the end of October 2020. As of June 30, 2020, Air Wisconsin had received $20.5 million in payroll support grants that are being recognized as a reduction in expense over the periods the grants are intended to offset payroll expenses. Air Wisconsin recognized $15.2 million as a reduction in expenses during the six months ended June 30, 2020 and recognized the remainder of the grants from the Payroll Support Program as a reduction of expenses by the end of October 2020.

Purchased Services and Other. Purchased services and other expense increased $0.3 million, or 2.7%, to $10.4 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase is primarily due to a $1.2 million increase in professional and legal fees, offset by a $0.4 million decrease in uncollectible accounts, and a $0.5 million decrease in line and on call maintenance expenses.

Other (Expense) Income

Interest Income. Interest income decreased $0.4 million, or 62.0%, to $0.3 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease in interest earned on short-term investments.

Interest Expense. Interest expense increased $0.08 million, or 9.6%, to $0.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 due primarily to an increase in the principal amount outstanding under Air Wisconsin’s credit agreements with its lender. For more information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2019 Annual Report.

Other (Expense) Income. Other income decreased $2.5 million, or 100%, to $0.02 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was attributable to the receipt of periodic payments in 2019 relating to the termination of residual value agreements on 35 owned aircraft under an agreement reached in January 2018. For additional information, refer to Note 4, Property and Equipment, in our audited consolidated financial statements included within our 2019 Annual Report.

Income Taxes

In the six months ended June 30, 2020, our effective tax rate was 21.7%, compared to (7.1)% for the six months ended June 30, 2019. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax benefit of $(1.1) million and an income tax provision of $0.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

The income tax benefit for the six months ended June 30, 2020 resulted in an effective tax rate of 21.7%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income. The Company also recorded a $0.9 million discrete tax benefit from a refund of alternative minimum tax credits available under the provisions of the CARES Act that occurred during the six months ended June 30, 2020.

The income tax provision for the six months ended June 30, 2019 resulted in an effective tax rate of (7.1)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the establishment of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.

We continue to maintain a valuation allowance on a portion of our federal and state deferred tax assets.

For additional information, refer to Note 5, Income Taxes, in our consolidated financial statements included within our 2019 Annual Report.

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

Sources and Uses of Cash

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include cash outlays for payroll costs, aircraft rent, aircraft maintenance, capital expenditures, and debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing of and costs associated with significant maintenance events. In the near term, Air Wisconsin expects to fund its primary cash requirements through cash generated from operations and existing cash and cash equivalents balance.

Air Wisconsin’s ability to service its long-term debt obligations and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, the future demand for air travel, and other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional funds from equity or debt financings to achieve its longer-term objectives, which may not be available on acceptable terms.

We currently believe that our available working capital and anticipated cash flows from operations will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this Quarterly Report. To the extent that actual results or events differ from our current financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the six months ended June 30, 2020, we paid $6.4 million in capital expenditures primarily related to rotable parts and capitalized engine overhauls.

As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents of $100.4 million, inclusive of the $32.6 million in cash and cash equivalents held by Air Wisconsin. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends or distributions to the Company. In addition, the PSP Agreement that Air Wisconsin entered into in April 2020 prevents it from paying dividends prior to October 1, 2021.

Furthermore, as of June 30, 2020, Air Wisconsin had $120.7 million in secured indebtedness incurred in connection with the aircraft credit agreements described within our 2019 Annual Report. In April 2020, Air Wisconsin also received $10.0 million under the CARES Act Paycheck Protection Program. This amount is recorded as $10.0 million of long-term debt. As of June 30, 2020, Air Wisconsin had $17.8 million of short-term debt, and $112.9 million of long-term debt.

Sources of cash for the three months ended June 30, 2020 were primarily cash flows from operating activities of $27.5 million.

Restricted Cash

As of June 30, 2020, in addition to the Company’s cash and cash equivalents balance of $100.4 million, Air Wisconsin had $0.8 million in restricted cash which primarily relates to cash collateralized letters of credit supporting our worker’s compensation insurance program and landing fees at certain airports. Restricted cash includes amounts escrowed in an interest-bearing account that secure letters of credit.

Cash Flow

The following table presents information regarding our cash flow for each of the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020	2019	Change	Change
Net cash provided by (used in) operating activities	$27,532	$(2,148)	$29,680	1,381.8%
Net cash used in investing activities	(6,374)	(17,002)	10,628	62.5%
Net cash provided by Financing Activities	9,835	11,790	(1,955)	(16.6)%

Net Cash Flow Provided by Operating Activities

During the six months ended June 30, 2020, our cash flow provided by operating activities was $27.5 million. We had a net loss of $3.9 million due to significantly reduced block hours during the period as a result of the COVID-19 pandemic further adjusted for increases in cash primarily related to long-term deferred revenue of $21.0 million under the United capacity purchase agreement, depreciation and engine overhaul amortization of $14.4 million, deferred credits related to the Payroll Support Program of $5.3 million and $3.4 million related to operating lease right of use assets, partially offset by decreases in cash primarily related to accounts payable of $8.2 million, amortization of contract costs of $1.9 million, prepaid expenses of $1.8 million and contract liabilities of $1.7 million.

During the six months ended June 30, 2019, our cash flow used in operating activities was $(2.1) million. We had a net loss of $4.1 million primarily due to lower fixed revenue paid under the United capacity purchase agreement and an increase in pilot wages, bonuses and training expenses, further adjusted for increases in cash primarily related to depreciation and engine overhaul amortization of $14.2 million, accounts receivable of $5.4 million, and accrued payroll and employee benefits of $1.9 million, partially offset by decreases in cash primarily related to accounts payable of $8.1 million, $6.8 million related to operating lease right of use assets, contract liabilities of $3.2 million, and amortization of contract costs of $1.9 million.

Net Cash Flow Used in Investing Activities

During the six months ended June 30, 2020, our net cash used in investing activities was $6.4 million resulting primarily from an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.

During the six months ended June 30, 2019, our net cash used in investing activities was $17.0 million resulting primarily from an investment in new engines, as well as engine overhauls, to support Air Wisconsin’s fleet under the United capacity agreement.

Net Cash Flow Provided by Financing Activities

During the six months ended June 30, 2020, our net cash provided by financing activities was $9.8 million, reflecting Air Wisconsin’s receipt of a $10.0 million loan under the PPP established pursuant to the CARES Act, partially offset by a dividend payment of $0.2 million on the Series C Preferred.

During the six months ended June 30, 2019, our net cash provided by financing activities was $11.8 million, reflecting an increase in the principal amount of indebtedness as a result of an amendment to Air Wisconsin’s credit agreements with its lender.

Commitments and Contractual Obligations

For a full discussion of our commitments and contractual obligations, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” within our 2019 Annual Report.

As of June 30, 2020, Air Wisconsin had $150.0 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $104.2 million in long-term notes payable related to owned aircraft used in continuing operations and a long-term note payable in the amount of $10.0 million under the PPP. As of June 30, 2020, Air Wisconsin also had $15.8 million of operating lease obligations primarily related to flight training simulators, facilities and aircraft leases. Air Wisconsin’s debt obligations set forth below include an aggregate of $20.0 million in projected interest costs through 2024 and beyond.

The following table sets forth our cash obligations as of June 30, 2020:

	Total	July through December 2020	2021	2022	2023	2024	Thereafter
Aircraft Notes principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes interest	$16,497	$5,647	$2,730	$2,450	$2,170	$1,890	$1,610
Other Loans principal	$44,186	$7,198	$13,922	$16,660	$2,727	$2,754	$925
Other Loans interest	$3,493	$1,635	$1,262	$377	$51	$24	$144
Operating lease obligations	$15,848	$3,102	$3,977	$3,912	$2,765	$1,105	$987

Total	$150,024	$17,582	$28,891	$30,399	$14,713	$12,773	$45,666

As of June 30, 2020, we had no variable rate long-term debt obligations.

Series C Convertible Redeemable Preferred Stock Financing

In January 2020, the Company completed an acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these CRJ-200 regional jets and GE engines from Southshore under lease arrangements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions, Challenges and Risks Impacting Results – Aircraft Leases” contained within our 2019 Annual Report. As of June 30, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500,000 shares of the Company’s common stock.

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

Each share of Series C Preferred is initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”); provided, however, that the Conversion Price will be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” is the first 90-trading day period commencing on or after August 28, 2020 (which is the first trading day following the day that is 45 days following the date on which the Company provided notice to its stockholders of the filing of its 2019 Annual Report) during which an aggregate of at least 5.0% of the outstanding shares of common stock are traded.

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

Aircraft Operating Leases

As of June 30, 2020, Air Wisconsin had two aircraft remaining on lease with lease terms ending within 12 months. Future minimum lease payments due under these aircraft operating leases were approximately $1.3 million as of June 30, 2020. As of the date of this filing, Air Wisconsin had no aircraft remaining on lease. For additional information, refer to Note 14, “Subsequent Events”, in our consolidated financial statements contained in this Quarterly Report.

Debt and Credit Facilities

For additional information regarding our debt and credit facilities, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities – Aircraft Credit Agreements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities – Other Credit Agreements” contained within our 2019 Annual Report.

Paycheck Protection Program

In April 2020, Air Wisconsin entered into an agreement with a lender for a $10.0 million loan under the PPP established pursuant to the CARES Act and administered by the SBA, which was received by Air Wisconsin on April 13, 2020. The SBA Loan may be forgiven subject to meeting certain conditions, including the requirement that the proceeds be used primarily for payroll purposes.

Payroll Support Program

In April 2020, Air Wisconsin also entered into the PSP Agreement with the Treasury for payroll support under the CARES Act. Air Wisconsin has received approximately $42.2 million in the aggregate through October 1, 2020. The PSP Agreement contains various covenants, including that the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent.

Maintenance Commitments

For additional information regarding our maintenance commitments, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments” contained within our 2019 Annual Report.

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

We have no off-balance sheet arrangements of the types described in the four categories above that we believe may have material current or future effect on the Company’s financial condition, liquidity or results of operations.

Critical Accounting Policies

For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained within our 2019 Annual Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, leases, and income tax. The application of these accounting policies involve the exercise of the judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than as disclosed in Note 2, “Liquidity”, of our consolidated financial statements contained within this Quarterly Report, there have been no material changes to the information regarding market risk provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” of our 2019 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2020, the last day of the period covered by this Quarterly Report.

Based on this evaluation, primarily as a result of the material weaknesses in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) discussed below, our management, including our principal executive officer and principal financial and accounting officer, concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level. However, notwithstanding this determination, our management, including our principal executive officer and principal financial and accounting officer, concluded that the unaudited consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

In connection with the audit of our consolidated financial statements contained within our 2019 Annual Report, we identified material weaknesses in our internal control over financial reporting as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an issuer’s financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our independent registered public accounting firm in our 2019 Annual Report primarily related to:

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

Remedial Measures

Our management has concluded that the following material weaknesses identified in our 2019 Annual Report have been remediated as of the date of the filing of this Quarterly Report:

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

Changes in Internal Control over Financial Reporting

Except as described in the section entitled “– Remedial Measures” within this Quarterly Report, there were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. See the sections entitled “– Disclosure Controls and Procedures” and “– Remedial Measures” within this Quarterly Report for additional information regarding matters that could impact our internal control over financial reporting in future periods.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report for additional information.

Risks Related to Our Business

Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner.

We derive nearly all of our operating revenue from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenue for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. The termination or non-renewal of the United capacity purchase agreement would have a material adverse effect on our business, financial condition and results of operations.

The United capacity purchase agreement expires in February 2023, unless United elects to exercise its option to extend the agreement for an additional period of no less than two years, but up to three years, in its discretion, in which case it expires between February 2025 and February 2026, unless United elects to exercise its second option to extend the agreement for a second additional two-year period, subject to mutual agreement on certain economic terms, in which case it expires between February 2027 and February 2028. United is also permitted, subject to certain conditions, including giving notice of 60 days or more, to terminate the agreement early in the event of Air Wisconsin’s material breach of the agreement, subject to Air Wisconsin’s right to cure. The United capacity purchase agreement is also subject to termination prior to expiration in various circumstances, including if Air Wisconsin’s controllable flight completion factor or departure performance falls below certain pre-determined levels, and in the event of a non-carrier-specific grounding of at least a specified number of Air Wisconsin’s aircraft, in each case for a specified period of time. Disputes between United and Air Wisconsin have arisen under the United capacity purchase agreement in the past and, while the prior disputes have been resolved, it is possible that new disputes may arise in the future. New disputes or disagreements with United could result in Air Wisconsin incurring negotiation or resolution costs or entering into litigation or other proceedings. Even if resolved in Air Wisconsin’s favor, the existence of a dispute could harm Air Wisconsin’s relationship with United. We cannot predict the outcome of a future dispute or disagreement with United.

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

If the United capacity purchase agreement were to be terminated or not renewed, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenue or earnings to offset the financial impact. United is not under any obligation to extend or renew the United capacity purchase agreement with Air Wisconsin, whether on similar terms or at all. The United capacity purchase agreement permits United to terminate the agreement upon certain changes of control of Air Wisconsin, which could limit Air Wisconsin’s ability to pursue certain acquisitions, sales or other corporate transactions. A termination or expiration of this agreement would likely have a material adverse effect on our financial condition, results of operations, liquidity and ability to satisfy debt and lease obligations, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft and spare engines. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.

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

We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including, but not limited to, the impact of the reduction in passenger flight demand due to pandemics or other widespread outbreaks of communicable diseases such as the COVID-19 pandemic, may have a material adverse effect on our business, financial condition and results of operations. United experienced a significant decline in flight demand related to COVID-19 and a resulting material deterioration in its revenue for the first half of 2020. While there has been a modest demand recovery, this reduction in demand is expected to continue. United’s results of operations were materially impacted in the six months ended June 30, 2020 and United has indicated that it expects its results of operations to continue to be materially impacted through 2021.

As a result of the impact of the COVID-19 pandemic on global passenger flight demand and United’s financial and operational performance, United may be unable to make payments due to Air Wisconsin under the United capacity purchase agreement in a timely manner or at all. Any failure by United to make timely payments due to Air Wisconsin may negatively impact our business, financial condition and results of operations. In addition, if United were to become bankrupt, the United capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations. The full extent of the impact of the COVID-19 pandemic on United’s operational and financial performance (and, therefore, on our operational and financial performance) will depend on future developments, many of which are outside of Air Wisconsin’s control, including the effectiveness of United’s mitigation strategies, the duration and spread of COVID-19 and resulting impact on the financial health and operations of United’s and Air Wisconsin’s business partners, changes in global and regional passenger flight demand, and future governmental actions in respect of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted with certainty.

If United continues to provide Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.

Under the terms of the United capacity purchase agreement, United has the ability, subject to certain reasonable operating constraints, to schedule Air Wisconsin’s flights in any manner that serves United’s purposes. These reasonable operating constraints do not prevent United from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time, United schedules Air Wisconsin’s flights in a manner which creates operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, or by providing Air Wisconsin with flight schedules that are inconsistent with Air Wisconsin’s existing operational footprint. These actions have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

There are also certain factors, such as the COVID-19 pandemic, that have led, and may in the future lead, United to modify the anticipated utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, some of which are beyond Air Wisconsin’s control. Any factors that continue to cause United to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. In this regard, United has stated publicly that it does not currently expect the recovery from COVID-19 to follow a linear path and, as such, the actual number of flights United requires us to make under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated for the period, or which United initially communicated for the period.

The amounts Air Wisconsin receives under the United capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.

Under the United capacity purchase agreement, a portion of the revenue Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include labor costs, including salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid at the rates set in the United capacity purchase agreement, our financial position and operating results will be negatively affected.

Air Wisconsin’s current growth opportunities, strategic operating plan and future growth opportunities may be limited by the United capacity purchase agreement or a number of factors impacting the airline industry, including the COVID-19 pandemic.

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

Further, Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including access to airport terminals and facilities, terms of United’s collective bargaining agreements limiting the usage of regional carriers, capital expenditures required to maintain or expand fleet operations, significant changes in variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, and the excess capacity in the industry due to the significantly depressed passenger demand for air travel as a result of the COVID-19 pandemic, we believe limited growth opportunities exist. In order to take advantage of these opportunities, to the extent and in the event that passenger demand for air travel rebounds, Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to the significant decline in passenger demand for air travel and the resulting economic disruption, there may not be any new or additional flying opportunities available to Air Wisconsin. In addition, even if Air Wisconsin is offered these growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.

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

Air Wisconsin has been highly dependent upon Bombardier, Inc. (“Bombardier”), as the sole manufacturer of Air Wisconsin’s aircraft, and GE, as the sole manufacturer of Air Wisconsin’s aircraft engines, to provide sufficient parts or related maintenance and support services to it in a timely manner. In June 2020, Bombardier consummated an agreement with Mitsubishi Heavy Industries, Ltd (“Mitsubishi”), pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, including type certificates, maintenance, support, refurbishment, marketing and sales activities. We cannot predict what effect, if any, the closing of this transaction may have on Mitsubishi’s continued support of the CRJ-200 regional jet or Air Wisconsin’s continued ability to obtain required parts and services. Air Wisconsin’s operations could be materially and adversely affected by the failure or inability of Mitsubishi or GE to provide required maintenance or support services, or the interruption of Air Wisconsin’s operations as a result of unscheduled or unanticipated maintenance requirements for Air Wisconsin’s aircraft or engines.

Additionally, GE Aviation, an operating unit of GE, announced in May 2020, in response to the COVID-19 pandemic, that it would lay off a significant percentage of its workforce. We cannot predict what effect these layoffs, or any future layoffs or changes in business strategy, will have on the availability of parts and services to Air Wisconsin from the manufacturer of its aircraft engines.

Air Wisconsin has a significant amount of debt and other contractual obligations that could impair its liquidity and ability to obtain additional financing and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.

The airline business is capital intensive and, as a result, Air Wisconsin is highly leveraged. As of June 30, 2020, Air Wisconsin had approximately $130.7 million (including capitalized interest of $16.5 million) in total third-party current and long-term debt, which was incurred primarily in connection with the acquisition of aircraft, and most of which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. During the three months ended June 30, 2020, no principal payments were made on Air Wisconsin’s third-party debt.

As of June 30, 2020, Air Wisconsin leased two aircraft pursuant to operating leases, with an average remaining term of less than one year. During the three months ended June 30, 2020, Air Wisconsin’s aircraft operating lease payments totaled approximately $0.7 million. As of June 30, 2020, future minimum lease payments due under all operating leases were approximately $15.8 million. In January 2020, the Company acquired ownership of three aircraft which were previously leased by Air Wisconsin from Southshore. In May 2020, Air Wisconsin acquired ownership of eight of its leased aircraft from the lessor and, in September, Air Wisconsin acquired ownership of two of its leased aircraft from the lessor. As a result, as of September 30, 2020, Air Wisconsin had no aircraft under lease.

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

If Air Wisconsin is unable to source financing on acceptable terms, or at all, our business could be materially adversely affected. To the extent Air Wisconsin finances its activities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay the high level of fixed costs associated with operating a regional airline will therefore depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control.

A significant portion of Air Wisconsin’s workforce is represented by labor unions and the terms of Air Wisconsin’s collective bargaining agreements may increase our operating expenses and negatively impact our financial results.

As of December 31, 2020, 841 of Air Wisconsin’s employees were represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America (“TWU”). In November 2019, Air Wisconsin’s pilots, represented by ALPA, ratified a new three-year extension to the collective bargaining agreement. In September 2018 and November 2018, Air Wisconsin reached an agreement with the technical stores clerks and dispatchers, represented by the TWU, with new amendable dates of September 20, 2022 and November 1, 2020, respectively, and in September 2020, Air Wisconsin reached an agreement with its flight attendants, represented by the AFA, with a new amendable date of October 1, 2022. The terms and conditions of future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher costs than Air Wisconsin, which may result in higher industry wages and increased pressure on Air Wisconsin to increase the wages and benefits of its employees. Future agreements with represented employees may be on terms that are less favorable to Air Wisconsin than its current agreements or not comparable to agreements entered into by its competitors. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Any agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

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

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (“WARN”) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees. The duration of these furloughs, and the scope of any additional furloughs, is highly uncertain and will be impacted by a number of factors, including the actual and estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, the level of demand for air travel generally, and the timing and extent of any additional governmental assistance provided under the CARES Act or otherwise.

Maintenance costs will likely increase as the age of Air Wisconsin’s fleet increases.

The average age of Air Wisconsin’s CRJ-200 regional jets as of December 31, 2020 was approximately 18.33 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of our operating expenses, and may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. Any unexpected increase in Air Wisconsin’s maintenance costs as its fleet ages, or decreased revenue resulting from out-of-service periods, could have an adverse effect on our financial condition and operating results.

The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.

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

In addition, as a part of Air Wisconsin’s ordinary business operations, it collects and stores sensitive data, including personal information of its employees and information of United. Air Wisconsin’s information systems are subject to an increasing threat of evolving cybersecurity attacks. Unauthorized parties may attempt to gain access to Air Wisconsin’s systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Air Wisconsin may not be able to prevent all data security breaches or misuse of data. The compromise of Air Wisconsin’s technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees’, passengers’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and disruption to its operations, any or all of which could adversely affect our business and financial condition.

Risks Related to Our Industry

The duration and spread of the ongoing COVID-19 pandemic, and the outbreak of any other disease or similar public health threat that we may face in the future, could result in additional adverse effects on the business, operating results, financial condition and liquidity of Air Wisconsin and United.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and the U.S. Department of State issued a Level 4 “do not travel” advisory for all international travel due to the global impact of COVID-19.

Air Wisconsin’s amount of flying remains significantly impacted by the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic, during the first quarter of 2020, resulting in a first quarter net loss. As of the date of filing, United expects demand will remain suppressed for the remainder of 2020 and likely into 2021. As a result of lowered demand, United cut approximately 90% of its scheduled capacity for June 2020, 75% for July 2020, 70% for August 2020, 60% for September 2020, 55% for October 2020, 50% for November 2020 and 55% for December 2020. Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours flown, and United may impose continued reductions.

Through notices given pursuant to the federal WARN Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees. The duration of these furloughs, and the scope of any additional furloughs, is highly uncertain and will be impacted by a number of factors, including the actual and estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, the level of demand for air travel generally, and the timing and extent of any additional governmental assistance provided under the CARES Act or otherwise. Moreover, the severity and duration of the COVID-19 pandemic on global and financial health are difficult to predict; thus, the magnitude and scope of the impact of the COVID-19 pandemic on our business and future results of operations are highly uncertain and subject to change.

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

Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic. In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). In August, ExpressJet announced that it would cease operations at the end of September 2020, and as of September 30, 2020, ExpressJet had ceased operations. As of the date of this filing, in addition to ExpressJet, Miami Air International, RavnAir Group, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations as a result, at least in part, due to the COVID-19 pandemic’s impact on their business. In addition, a further outbreak of COVID-19, an outbreak of another disease or similar public health threat, or any other event that would affect travel demand, travel behavior or travel restrictions, including the material decline in passenger demand for air travel, and the significant risks and disruptions caused by the COVID-19 pandemic, could have a material adverse impact on our business, financial condition and operating results and those of United.

The airline industry is often negatively impacted by numerous factors that could have a material adverse effect on our business, results of operations and financial condition.

The business of airlines is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, facility disruptions, acts of war or terrorism, increased security measures, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenue, which in turn could adversely affect profitability. Because Air Wisconsin’s revenue (other than the portion of its revenue based on the number of aircraft covered under the United capacity purchase agreement) depends primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays, any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

An accident or incident involving Air Wisconsin’s aircraft could result in significant potential claims of injured passengers and others, as well as negative impacts on its operations resulting from the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. If substantial claims resulting from an accident are made in excess of our related liability insurance coverage, then our operational and financial results would be harmed. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that Air Wisconsin’s operations are less safe or reliable than other airlines, which could negatively impact our business, financial condition and operating results.

Furthermore, given that Air Wisconsin currently operates a single aircraft type, any accident or incident involving the CRJ-200 regional jet aircraft type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations, its relationship with United, and our financial results. In addition, any accident or incident involving a CRJ-200 regional jet, regardless of the operator or geographic location of the incident, could cause a public perception that the aircraft type is less safe and reliable than other aircraft types, which could negatively impact our business, financial condition and operating results.

Air Wisconsin is subject to significant governmental regulation and potential regulatory changes.

All interstate air carriers, including Air Wisconsin, are subject to regulation by the U.S. Department of Transportation (“DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. We cannot predict whether the cost of continued compliance with all applicable legal and regulatory requirements will have a material adverse effect on our operations. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of Air Wisconsin’s aircraft for any reason may have a material adverse effect on our operations. Air Wisconsin incurs substantial costs complying with applicable governmental regulations, and Air Wisconsin’s business may also be subject to additional costs as a result of potential regulatory changes, which additional costs could have an adverse effect on Air Wisconsin’s operations and our financial results.

In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect Air Wisconsin’s operations and require that it incur substantial ongoing costs.

Air Wisconsin is subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Air Wisconsin is subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Air Wisconsin is or may be subject to new or proposed laws and regulations that may have a direct effect on its operations (or an indirect effect through its third-party providers of goods or services or airport facilities at which it operates). Any such laws and regulations could have an adverse impact on our business, results of operations and financial condition.

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

General Risk Factors

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

The trading price of the Company’s common stock has been volatile. We believe the Company’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•	the ongoing impact of the COVID-19 pandemic on passenger demand for air travel, tourism, discretionary spending, consumer behavior and economic conditions;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	our actual or perceived need for additional capital;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations;

•	the illiquidity of the Company’s common stock;

•	market perceptions about our financial stability generally, and relative to our competitors, and perceptions about the financial stability of Air Wisconsin’s business partners;

•	market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service, and the operating performance, reliability and customer service of its partners and competitors;

•	factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;

•	other pandemics and other widespread outbreaks of communicable diseases;

•	announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors, including any new or amended capacity purchase agreement with United;

•	bankruptcies or other financial issues impacting Air Wisconsin’s partners or competitors;

•	purchases or sales of shares of the Company’s common stock by the Company or its principal stockholders;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the lack of publicly available historical financial information regarding the Company and its subsidiaries;

•	the impact of the application of accounting guidance; and

•	general political or economic conditions.

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

As of December 31, 2020, the Company had 54,863,305 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 28.0% of the fully diluted shares of capital stock of the Company, and Southshore held 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are convertible into 16,500,000 shares of common stock, representing approximately 23.1% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock). The shares of Series C Preferred are generally authorized to vote with the Company’s common stock. As a result, Amun and Southshore collectively control a majority of the voting power of the Company’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to the Company’s stockholders for approval. These stockholders may manage the Company’s business in ways in which certain investors disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving the Company’s stockholders of an opportunity to receive a premium for their capital stock, or otherwise negatively affecting the trading price or trading volume of the Company’s common stock.

Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his indirect ownership of 19.6% of the outstanding equity of Amun. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore, and his direct or indirect ownership of 19.6% of the outstanding equity of Southshore. Accordingly, Mr. Bartlett may be able to exercise influence over decisions involving the voting or disposition of shares of the Company’s capital stock. However, Mr. Bartlett does not control voting or investment decisions made by either Amun or Southshore.

The Company may suspend its obligation to comply with SEC filing requirements in future periods, and thereby cease filing reports and other information with the SEC, which could have the effect of reducing the trading volume and trading price of the Company’s common stock.

In February 2012, the Company’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending the Company’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. As a result, prior to the filing of our 2019 Annual Report, the last periodic report filed by the Company was the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on January 20, 2012.

As of January 1, 2020, the Company no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act. As a result, the Company determined that it is currently required to file reports and other information with the SEC pursuant to Section 15(d) of the Exchange Act.

The Company has incurred significant direct and indirect costs, and diversion of management time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of our 2019 Annual Report, the audit of the financial statements contained within our 2019 Annual Report in accordance with SEC rules and the Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. The Company expects to incur significant additional costs relating to its public reporting obligations, which could have a negative impact on the Company’s results of operations.

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

In addition, notwithstanding that the Company is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, the Company does not have a class of securities registered pursuant to Section 12 of the Exchange Act. As a result, the Company is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, there may be significantly less information available about the Company, including its governance policies and ownership structure, than is available for other public reporting companies, which could have the effect of further reducing demand for the Company’s common stock and the trading price.

Provisions in the Company’s charter documents and the United capacity purchase agreement might deter acquisition bids, which could adversely affect the value of the Company’s common stock.

The Company’s amended and restated certificate of incorporation and amended and restated bylaws contain provisions that, among other things:

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

•

authorize a majority of the Board of Directors to appoint a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on the Board of Directors; and

•	restrict the ability of stockholders to call special meetings of stockholders.

In addition, the United capacity purchase agreement provides that a change of control of Air Wisconsin results in a termination event under the agreement, pursuant to which United may terminate its relationship with Air Wisconsin.

These provisions may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial, any of which could also adversely affect the trading price of the Company’s common stock.

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

The Company is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either (i) the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of the Company’s common stock held by non-affiliates is less than $700 million and the annual revenue of the Company is less than $100 million during the most recently completed fiscal year. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public reporting companies. These exemptions include reduced financial disclosure and disclosure regarding executive compensation. Investors may find the Company’s common stock less attractive because it relies on these exemptions, which could lead to a less active trading market for the Company’s common stock and negatively impact the trading price.

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

As further discussed in the section entitled “Controls and Procedures” within this Quarterly Report, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The identified material weaknesses outstanding as of June 30, 2020 primarily relate to: (i) the application of accounting treatment for certain complex and non-routine transactions; (ii) the adoption of new accounting standards related to Topic 606 and Topic 842; (iii) the establishment and design of processes and controls to document and monitor certain controls over financial reporting; (iv) the design of controls for user access rights related to certain information technology systems; and (v) the accounting for income taxes under Topic 740.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Appointment of Chief Financial Officer of Air Wisconsin Airlines

Effective January 1, 2021, the Board of Managers (the “Board of Managers”) of Air Wisconsin appointed Liam Mackay to serve as its Chief Financial Officer. However, Gregg Garvey, the current Senior Vice President, Chief Accounting Officer and Treasurer of Air Wisconsin will continue to serve as the Company’s Principal Financial and Accounting Officer, including for purposes of this Quarterly Report.

Prior to joining Air Wisconsin, Mr. Mackay, 37, served as Director, United Express Commercial Strategy at United, since 2019. From 2016 to 2019, Mr. Mackay served as Director, United Express Regional Partner Management at United, and from 2011 to 2016, he served as Senior Manager, Financial Analysis at United.

There are no arrangements or understandings between Mr. Mackay and any person pursuant to which he was appointed to serve as Chief Financial Officer of Air Wisconsin. There are no family relationships between Mr. Mackay and any director or executive officer of the Company, or any person nominated to become a director or executive officer of the Company. Mr. Mackay has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with his appointment, Air Wisconsin entered into an employment agreement with Mr. Mackay (the “Mackay Agreement”). The Mackay Agreement provides Mr. Mackay with (i) an initial employment term of two years, from January 1, 2021 through December 31, 2022, with successive automatic one-year renewal periods, subject to earlier termination as described therein; (ii) a minimum annual base salary of $220,000, which may be increased by the Board of Managers in its sole discretion; (iii) a one-time sign-on bonus in the amount of $35,000, which is subject to forfeiture in certain circumstances as described therein; (iv) reimbursement for housing expenses until Mr. Mackay relocates to the Appleton, Wisconsin area; and (v) such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on substantially the same terms as those available to the other senior executives of Air Wisconsin.

Pursuant to the Mackay Agreement, Mr. Mackay is also eligible to receive an incentive bonus for each year during the term of the agreement based on the achievement of performance metrics determined by the Board of Managers from time to time, with an initial target bonus in an amount equal to 50% of his base salary for the applicable year. The incentive bonus earned with respect to a particular year will be paid no later than March 31 of the following year, so long as Mr. Mackay continues to be employed through the payment date.

In the event of the termination of the Mackay Agreement “Without Cause” or for “Good Reason” (each as defined in the agreement), Air Wisconsin shall pay to Mr. Mackay: (i) any base salary that has been earned but remains unpaid as of the date of termination and (ii) a severance payment equal to one year of base salary plus the amount of the actual incentive bonus paid for the prior year, such payment to be made within 30 days after the date of termination. In addition, Mr. Mackay shall be eligible to participate in employee benefit plans for one year following the date of termination. The Mackay Agreement does not provide for any payments or benefits to be paid in connection with a change in control transaction (or similar transaction).

The foregoing description of the Mackay Agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

HARBOR DIVERSIFIED, INC.

Date: January 13, 2021	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary Harbor Diversified, Inc.
(Principal Executive Officer)

	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer Air Wisconsin Airlines LLC
(Principal Financial and Accounting Officer)