Form 10-Q
period 2020-09-30
HARBOR DIVERSIFIED, INC.
filed 2021-02-10
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

HARBOR DIVERSIFIED, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

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

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (amounts in thousands, except shares and par value)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$120,560	$69,454
Restricted cash	820	819
Accounts receivable, net	8,780	5,525
Spare parts and supplies, net	6,550	7,819
Contract costs	394	400
Prepaid expenses and other	3,437	1,003

Total Current Assets	140,541	85,020

Property and Equipment
Flight property and equipment	260,967	242,613
Ground property and equipment	8,160	8,305
Less accumulated depreciation and amortization	(112,368)	(99,680)

Net Property and Equipment	156,759	151,238

Other Assets
Operating lease right of use asset	14,343	24,026
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	691	867
Other	1,613	1,906

Total Other Assets	26,222	36,374

Total Assets	$323,522	$272,632

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$14,083	$16,608
Accrued payroll and employee benefits	15,532	15,474
Current portion of operating lease liability	3,227	6,311
Other accrued expenses	503	327
Contract liabilities	12,887	8,342
Payroll Support Program deferred credit	6,964	—
Income taxes payable	153	213
Current portion of long-term debt (stated principal amount of $13,078 at September 30, 2020 and $7,198 at December 31, 2019)	15,843	12,845

Total Current Liabilities	69,192	60,120

Other Long-Term Liabilities
Long-term debt (stated principal amount of $97,510 at September 30, 2020 and $96,998 at December 31, 2019)	106,295	107,838
Long-term promissory note	4,275	4,275
Deferred tax liability	2,601	2,599
Long-term operating lease liability	8,214	10,538
Long-term contract liabilities	6,442	8,086
Deferred revenue, net of current portion	29,205	—
Other	3,158	1,655

Total Long-Term Liabilities	160,190	134,991

Total Liabilities	229,382	195,111
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at September 30, 2020 and none at December 31, 2019	13,200	—
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued and 54,863,305 shares outstanding at September 30, 2020 and December 31, 2019	555	555
Additional paid-in capital	288,419	288,980
Retained deficit	(207,553)	(211,533)
Cost of repurchased stock	(481)	(481)

Total Stockholders’ Equity	80,940	77,521

Total Liabilities and Stockholders’ Equity	$323,522	$272,632

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$27,298	$67,747	$111,113	$196,305
Contract services and other	20	24	59	86

Total Operating Revenues	27,318	67,771	111,172	196,391

Operating Expenses
Payroll and related costs	21,852	32,182	76,885	94,719
Aircraft fuel and oil	8	31	44	100
Aircraft maintenance, materials and repairs	3,292	14,125	18,802	44,248
Aircraft rent	897	23,145	6,660	39,383
Other rents	806	2,122	3,856	6,197
Depreciation, amortization and obsolescence	6,946	6,382	20,553	18,107
CARES Act Payroll Support Program	(18,859)	—	(34,034)	—
Purchased services and other	4,048	7,882	14,459	18,015

Total Operating Expenses	18,990	85,869	107,225	220,769

Income (Loss) From Operations	8,328	(18,098)	3,947	(24,378)

Other (Expense) Income
Interest income	14	308	279	1,005
Interest expense	(452)	(518)	(1,329)	(1,318)
Other, net	—	(3)	(19)	2,506

Total Other (Expense) Income	(438)	(213)	(1,069)	2,193

Net Income (Loss) Before Taxes	7,890	(18,311)	2,878	(22,185)
Income Tax (Benefit) Expense	(13)	115	(1,102)	390

Net Income (Loss)	$7,903	$(18,426)	$3,980	$(22,575)
Preferred stock dividends	198	—	561	—

Net income (loss) available to common stockholders	7,705	(18,426)	$3,419	$(22,575)

Basic Earnings (Loss) per share	$0.14	$(0.34)	$0.06	$(0.41)
Diluted Earnings (Loss) per share	$0.11	$(0.34)	$0.06	$(0.41)
Weighted Average Common Shares:
Basic	54,863	54,863	54,863	54,863
Diluted	71,922	54,863	70,955	54,863

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (amounts in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2019	—	$—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net income	—	—	—	—	—	—	3,980	—	3,980
Dividend	—	—	—	—	—	(561)	—	—	(561)
Preferred Stock	4,000	13,200	—	—	—	—	—	—	—

Balance, September 30, 2020 (unaudited)	4,000	$13,200	54,863	618	$555	$288,419	$(207,553)	$(481)	$80,940

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, June 30, 2020 (unaudited)	4,000	$13,398	54,863	618	$555	$288,617	$(215,456)	$(481)	$73,235
Net income	—	—	—	—	—	—	7,903	—	7,903
Dividend	—	(198)	—	—	—	(198)	—	—	(198)

Balance, September 30, 2020 (unaudited)	4,000	$13,200	54,863	618	$555	$288,419	$(207,553)	$(481)	$80,940

	Common Stock
	Shares	Repurchased Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2018	54,863	618	$555	$288,980	$(192,319)	$(481)	$96,735
Net loss	—	—	—	—	(22,575)	—	(22,575)

Balance, September 30, 2019 (unaudited)	54,863	618	$555	$288,980	$(214,894)	$(481)	$74,160

	Common Stock
	Shares	Repurchased Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, June 30, 2019	54,863	618	$555	$288,980	$(196,468)	$(481)	$92,586
Net loss	—	—	—	—	(18,426)	—	(18,426)

Balance, September 30, 2019 (unaudited)	54,863	618	$555	$288,980	$(214,894)	$(481)	$74,160

See accompanying condensed notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$3,980	$(22,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	20,553	18,107
Aircraft lease termination costs	1,263	19,353
Amortization of contract costs	(1,701)	(2,793)
Amortization of engine overhauls	952	3,247
Long-term deferred revenue	29,205	—
Deferred income taxes	2	391
Loss on disposition of property and equipment	317	2,481
Changes in operating assets and liabilities:
Accounts receivable	(3,247)	6,500
Spare parts and supplies	324	(639)
Prepaid expenses and other	(2,576)	379
Operating lease right of use asset	2,459	(4,661)
Accounts payable	(5,480)	(5,003)
Accrued payroll and employee benefits	58	6
Other accrued expenses	176	(62)
CARES Act Payroll Support Program deferred credit	6,964	—
Contract liabilities	4,602	(3,192)
Income taxes payable	(60)	35
Other long-term liabilities	1,503	(7)

Net Cash Provided by Operating Activities	59,294	11,567

Cash Flows From Investing Activities
Additions to property and equipment	(9,167)	(18,903)
Proceeds on disposition of property and equipment	86	543

Net Cash Used in Investing Activities	(9,081)	(18,360)

Cash Flows From Financing Activities
Repayments of long-term debt	(8,545)	—
Proceeds from note payable	10,000	11,789
Dividends paid	(561)	—

Net Cash Provided by Financing Activities	894	11,789

Increase in Cash, Cash Equivalents and Restricted Cash	51,107	4,996
Cash, Cash Equivalents and Restricted Cash, beginning of period	70,273	61,071

Cash, Cash Equivalents and Restricted Cash, end of period	$121,380	$66,067

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on July 10, 2020 (2019 Annual Report). Due in part to the severe impacts from the global coronavirus (COVID-19) pandemic, in addition to other factors, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other reporting period.

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

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

As discussed above, under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin completed a lower number of flights in the three months ended September 30, 2020 than in periods prior to the three months ended March 31, 2020, and lower than it expects to complete in subsequent periods, resulting in the Company deferring $15,422 of revenue attributed to the fixed amount per aircraft received during the three months ended September 30, 2020. The current portion of the deferred revenue, in the amount of $8,701, is recorded as part of contract liabilities, and the long-term portion of the deferred revenue, in the amount of $29,205, is recorded as deferred revenue on the consolidated balance sheets. Due to the lower number of flights during the three months ended September 30, 2020, Air Wisconsin also recognized a lower amount of non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the agreement in proportion to flights flown. For the three months ended September 30, 2020, Air Wisconsin recorded $496 of revenue from upfront fees and $53 of fulfillment costs, compared to $933 and $100 for the three months ended September 30, 2019, respectively. For the nine months ended September 30, 2020, Air Wisconsin recorded $1,701 of revenue from upfront fees and $182 of fulfillment costs, compared to $2,793 and $300 for the nine months ended September 30, 2019, respectively. The Company anticipates that Air Wisconsin’s flight levels will increase over the remaining term of the agreement compared to the three months ended September 30, 2020. The Company’s deferred revenue, upfront fee revenue and fulfillment costs will be recognized based on Air Wisconsin’s completed flight levels each period relative to the anticipated flight levels over subsequent periods during the remaining term of the agreement. However, the timing of the recognition of these items in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown in the same period.

The amount of revenue recognized in the three months ended September 30, 2020 that was previously recorded as a contract liability is $496.

Other revenues are immaterial and primarily consist of the sales of parts to other airlines. The transaction price for the sale of these parts generally is fair market value.

Impairment of Long-Lived and Intangible Assets

The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding matters such as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests were needed as of September 30, 2020.

Comprehensive Income

The Company does not have any components of comprehensive income; therefore, as of September 30, 2020 and September 30, 2019, respectively, comprehensive income was equal to net income reported in the consolidated statements of operations.

Concentration of Credit Risk

The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of September 30, 2020, there were no bank deposits that exceeded the FDIC insurance limits.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Concentration of Customer Risk

Substantially all the Company’s revenues for the three months and nine months ended September 30, 2020 and September 30, 2019 were derived from the United capacity purchase agreement. Refer to Note 3 for additional information.

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

Level 1—Quoted market prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable.

Level 3—Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates these determinations annually, and it is possible that an asset or liability may be classified differently from year to year. However, the Company expects that changes in classifications between levels will be rare. The Company currently classifies money market funds and deposits as Level 1 and long-term investments as Level 2. There were no transfers between Level 1 and Level 2 investments during the three months and nine months ended September 30, 2020.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 introduces a new accounting model known as Current Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. ASU 2016-13 is effective for calendar years beginning after December 15, 2022, including interim periods within those calendar years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

Reclassification

In accordance with ASU 2016-18, restricted cash on the Consolidated Statement of Cash flows for the nine months ended September 30, 2019, has been reclassified to be included in the beginning and ending balances of Cash and Cash Equivalents. The restricted cash was previously reported in the Cash Flows from Investing Activities section of the statement.

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

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The travel restrictions and other initiatives adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on passenger demand for air travel. As a result of this decline in demand, and the subsequent capacity reductions by United, the Company’s approximately 1,759 scheduled block hours in June 2020 was approximately 88% less than its scheduled block hours in June 2019. While the Company’s monthly scheduled block hours have been gradually increasing on an absolute basis since June (approximately 2,206 in July 2020, 4,076 in August 2020, 5,205 in September 2020, 6,542 in October 2020, 6,936 in November 2020 and 6,298 in December 2020 and 6,300 in January 2021), the Company expects to continue to experience significantly reduced scheduled block hours on a comparative basis relative to historical levels (approximately 14,043 in July 2019, 14,041 in August 2019, 13,336 in September 2019, 14,608 in October 2019, 14,163 in November 2019, 14,527 in December 2019 and 14,500 in January 2020) for the foreseeable future.

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

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

In addition, in April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (PSP Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of Treasury (Treasury) under the payroll support program (Payroll Support Program) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin has received approximately $42,200 in the aggregate through October 1, 2020. The PSP Agreement contains various covenants, including that the proceeds from the Payroll Support Program must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. If Air Wisconsin fails to comply with its obligations under the PSP Agreement, it may be required to repay the funds provided to it under that agreement. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. Treasury is currently conducting an audit of Air Wisconsin’s compliance with the terms of the agreement. For additional information, refer to Note 8.

The proceeds of the Treasury Payroll Support are recorded in cash and cash equivalents when received and will be recognized as a reduction in expense under “CARES Act Payroll Support Program” in the Company’s consolidated statements of operations over the periods that the funds are intended to offset payroll expenses. In the three months and nine months ended September 30, 2020, the Company received $20,499 and $40,998, respectively, under the Payroll Support Program.

In the three months and nine months ended September 30, 2020, the Company recognized $18,859 and $34,034, respectively, of the Treasury Payroll Support received as a reduction in expense on the Company’s consolidated statements of operations under “CARES Act Payroll Support Program” with the remaining $6,964 of the Treasury Payroll Support recorded as a deferred credit in current liabilities on the consolidated balance sheets. The Company expects to recognize the remainder of the Treasury Payroll Support as a reduction in expense by the end of 2020.

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

3. Capacity Purchase Agreement with United

In February 2017, the Company entered into the United capacity purchase agreement to operate up to 65 CRJ-200 regional jet aircraft. In October 2020, the Company entered into an amendment to the agreement, which, among other things, set the number of aircraft covered by the agreement at 63. As amended, the initial term of the agreement is through February 2023, with an option at United’s election to extend for a period of no less than two years (and up to three years, in United’s discretion) and a second option at United’s election to extend for an additional two-year period, subject to mutual agreement by the Company and United as to compensation. For additional information, refer to Note 14.

4. Property and Equipment

The following presents the Company’s aircraft as of September 30, 2020 and September 30, 2019.

September 30, 2020	Owned	Leased
CRJ-200	64	—

September 30, 2019	Owned	Leased
CRJ-200	51	13

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

In September 2020, Air Wisconsin completed the acquisition of two CRJ-200 regional jets, each having two GE engines, for $818. Air Wisconsin had leased each of these regional jets and engines prior to the acquisition

5. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2020 was (0.2)%. The Company’s effective tax rate for the three months ended September 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible expenses.

The Company’s effective tax rate for the nine months ended September 30, 2020 was (38.3)%. The Company’s effective tax rate for the nine months ended September 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible expenses, which impacts were partially offset by a $0.9 million discrete tax benefit from a refund of alternative minimum tax credits available under the provisions of the CARES Act that occurred during the period.

The Company’s effective tax rate for the three months ended September 30, 2019 was (0.6)%. The Company’s effective tax rate for the three months ended September 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses, and the creation of valuation allowances on state and federal deferred tax assets that occurred during the three months ended September 30, 2019.

The Company’s effective tax rate for the nine months ended September 30, 2019 was (1.8)%. The Company’s effective tax rate for the nine months ended September 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses, and the creation of valuation allowances on state and federal deferred tax assets that occurred during the nine months ended September 30, 2019.

6. Debt

Long-Term Debt

Long-term debt consists of the following (with interest rates as of September 30, 2020 and December 31, 2019):

	September 30,	December 31,
	2020	2019
Notes due December 31, 2025, 4.0%	$81,550	$86,497
Credit Agreements due through 2022, 5.0%	30,588	34,186
Paycheck Protection Program note	10,000	—

Total debt	122,138	120,683
Less: current maturities	15,843	12,845

Long-Term Debt	$106,295	$107,838

In April 2020, in connection with the PPP, Air Wisconsin issued to a lender a promissory note for an aggregate principal amount of $10,000. The amount outstanding under the note may be forgiven under certain circumstances. The Company has recorded the value of the promissory note on a relative fair value basis as $9,777 of long-term debt and $223 of current portion of long-term debt. Based on the Flexibility Act, the Company expects that principal and interest payments on the note will be deferred until August 2021, Air Wisconsin will commence payments in September 2021, and the maturity date will be April 2025. The repayment provisions of this note may be modified by the SBA. For additional information refer to Note 2.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Deferral Agreement

On March 30, 2020, Air Wisconsin entered into a Letter Agreement with its primary lender to defer until September 30, 2020 all principal and interest payments on the Aircraft Notes and the Other Loans (as defined in the 2019 Annual Report) that would otherwise be due from March 31, 2020 through September 29, 2020. Under this agreement Air Wisconsin deferred a payment of $3,974 due in March 2020 and deferred a second payment of $1,118 due in June 2020. All deferred amounts were paid on September 30, 2020. For additional information, refer to Note 6 to the Company’s consolidated financial statements contained within the 2019 Annual Report. Maturities of long-term debt for the periods subsequent to September 30, 2020, are as follows:

Fiscal Year	Amount
October 2020 through December 2020	$4,300
2021	23,652
2022	26,110
2023	11,897
2024	11,644
Thereafter	44,535

Total	$122,138

The debt agreements include, among other provisions, certain non-financial covenants. At September 30, 2020 and September 30, 2019, Air Wisconsin was in compliance with the covenants of all of its debt agreements.

For a more detailed discussion of the Company’s long-term debt, refer to Note 6 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

Long-Term Promissory Note

In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature on November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each of May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $3,068 as of September 30, 2020.

7. Lease Obligations

As of September 30, 2020, the Company’s right-of-use assets were $14,343, the Company’s current maturities of operating lease liabilities were $3,227, and the Company’s noncurrent lease liabilities were $8,214. During the nine months ended September 30, 2020, the Company paid $4,930 in operating lease payments.

The table below presents operating lease related terms and discount rates as of September 30, 2020:

Weighted-average remaining lease term	4.13 years
Weighted-average discount rate	7.15%

Components of lease costs were as follows for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,429	$4,822	$8,293	$21,893
Short-term lease cost	247	1,082	1,386	4,278
Variable lease cost	(450)	2	(509)	55
Lease termination expense	477	19,361	1,346	19,354

Total Lease Cost	$1,703	$25,267	$10,516	$45,580

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

As of September 30, 2020, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of September 30, 2020:

Fiscal Year	Amount
October 2020 through December 2020	$518
2021	3,977
2022	3,912
2023	2,765
2024	1,105
Thereafter	987

Total lease payments	13,264
Less imputed interest	(1,823)

Total Lease Liabilities	$11,441

8. Commitments and Contingencies

Legal Matters

The Company is subject to certain legal actions, which it considers routine to its business activities. As of September 30, 2020, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal matters, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Treasury Audit

The Treasury’s Office of Inspector General (OIG) is conducting a routine audit in connection with Air Wisconsin’s receipt of funds under the Payroll Support Program. The audit has focused, among other things, on certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. The audit is not yet complete, and Air Wisconsin has disputed in good faith Treasury’s interpretation of varying definitions and other provisions among Air Wisconsin’s application for Treasury Payroll Support, Treasury’s guidance regarding the Payroll Support Program and the PSP Agreement. Nevertheless, Air Wisconsin management believes, based on communications it has received from Treasury, that it is probable an amount will be due to the Treasury as a result of the ongoing audit. However, Air Wisconsin is not able to reasonably estimate, as of the date of filing of this Quarterly Report, the amount which OIG may ultimately determine to be due to the Treasury.

Standby Letters of Credit

As of September 30, 2020, the Company had ten outstanding letters of credit in the aggregate amount of $810 to guarantee the performance of Company obligations under certain lease agreements and insurance policies. The Company’s restricted cash balance secures the letters of credit.

Cash Obligations

The following table sets forth the Company’s cash obligations for the periods presented (in thousands):

	Total	October through December 2020	2021	2022	2023	2024	Thereafter
Aircraft Notes principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes interest	$11,550	$700	$2,730	$2,450	$2,170	$1,890	$1,610
Other Loans principal	$40,588	$3,600	$13,922	$16,660	$2,727	$2,754	$925
Other Loans interest	$2,235	$382	$1,262	$378	$51	$24	$138
Operating lease obligations	$13,264	$518	$3,977	$3,912	$2,765	$1,105	$987

Total	$137,637	$5,200	$28,891	$30,400	$14,713	$12,773	$45,660

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million commencing June 30, 2021, with certain additional amounts payable based on excess cash flow. No excess cash flow payments are anticipated in the above table. As of September 30, 2020, all of the Company’s long-term debt was subject to fixed interest rates.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

For additional information, refer to Note 8 to the Company’s consolidated financial statements contained within the 2019 Annual Report.

9. Related-Party Transactions

For the three months ended September 30, 2020 and September 30, 2019, the Company paid $60 and $967, respectively, pursuant to certain aircraft and engine leases with related parties and for other professional services. For the nine months ended September 30, 2020 and September 30, 2019, the Company paid $330 and $2,820, respectively, pursuant to certain aircraft and engine leases with related parties and for other professional services.

Southshore Leasing, through Southshore Aircraft Holdings, LLC and its affiliated entities (Southshore) leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. For the three months ended September 30, 2020, Air Wisconsin did not make any payments to Southshore due to the purchase in January 2020 described below. For the three months ended September 30, 2019, Air Wisconsin paid a total of approximately $907 to Southshore, consisting of approximately $498 for the lease of three aircraft, and approximately $409 for the lease of additional engines to support Air Wisconsin’s operations. For the nine months ended September 30, 2020, Air Wisconsin paid a total of approximately $150 to Southshore, consisting of approximately $66 for the lease of three aircraft, and approximately $84 for the lease of additional engines to support Air Wisconsin’s operations. For the nine months ended September 30, 2019, Air Wisconsin paid a total of approximately $2,640 to Southshore, consisting of approximately $1,429 for the lease of three aircraft, and approximately $1,211 for the lease of additional engines. Each of these aircraft and engines was acquired by the Company in the transaction described below.

In January 2020, the Company completed an acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000 shares of Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of September 30, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500 shares of common stock. Refer to Note 10 for additional information.

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

Resource Holdings Associates (Resource Holdings) has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC has paid a recurring monthly fee of $20 in exchange for these financial advisory and management services since January 2012. AWAC paid a total of $60 to Resource Holdings for each of the three months ended September 30, 2020 and September 30, 2019, and $180 to Resource Holdings for each of the nine months ended September 30, 2020 and September 30, 2019. See the section entitled, “Certain Relationships and Related Transactions, and Director Independence” in the 2019 Annual Report.

10. Earnings Per Share and Equity

Calculations of earnings (loss) per share of common stock, for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$7,903	(18,426)	$3,980	$(22,575)
Preferred stock dividends	198	—	561	—

Net income (loss) applicable to common stockholders	7,705	(18,426)	3,419	(22,575)

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	54,863	54,863	54,863	54,863
Stock options	559	—	559	—
Series C Preferred	16,500	—	15,533	—

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares used in calculating diluted earnings per share	71,922	54,863	70,955	54,863

Earnings (loss) allocated to common stockholders per common share
Basic	$0.14	$(0.34)	$0.06	$(0.41)
Diluted	$0.11	$(0.34)	$0.06	$(0.41)

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming conversion of the stock options and Series C Preferred. In loss periods, dilutive shares associated with the 2015 Stock Option and the Series C Preferred were not included in the calculation above, as they would have an anti-dilutive effect on the calculation of earnings per share. For additional information, refer to Note 11.

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

Each share of Series C Preferred is initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (Conversion Price); provided, however, that the Certificate of Designations requires that the Conversion Price be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” is the first 90-trading day period commencing on or after August 28, 2020 (which is the first trading day following the day that is 45 days following the date on which the Company provided notice to its stockholders of the filing of its 2019 Annual Report) during which an aggregate of at least 5.0% of the outstanding shares of common stock are traded.

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

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

As of September 30, 2020, pursuant to the Certificate of Designations, the Series C Preferred was convertible into an aggregate of 16,500 shares of common stock.

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

11. Stock Options

2015 Stock Option

In 2015, the Company issued a stock option (2015 Stock Option) to purchase 559 shares of common stock at an exercise price of approximately $0.21 per share. The value of the 2015 Stock Option at the date of grant was $0.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. The 2015 Stock Option was the only stock option outstanding as of September 30, 2020 and September 30, 2019.

After July 9, 2019, the 2015 Stock Option became fully exercisable. Prior to that date it could only be exercised based on the occurrence of certain events. The 2015 Stock Option terminates on the earlier to occur of July 9, 2022, or the occurrence of certain corporate transactions.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

12. Supplemental Cash Flow Information

Cash payments for interest for the nine months ended September 30, 2020 and September 30, 2019 were $6,200 and $1,319, respectively. Cash payments for income taxes for the nine months ended September 30, 2020 and September 30, 2019 were $1 and $67, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $4,930 for the nine months ended September 30, 2020, and $26,539 for the nine months ended September 30, 2019.

13. Intangible Assets

Intangible assets at September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

14. Subsequent Events

The Company evaluated the financial statements included in this Quarterly Report for subsequent events through February 10, 2021, the date the financial statements were available to be issued. The following subsequent events are noted:

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

•	provided for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks;

•	modified the minimum and maximum daily block hour scheduling parameters;

•	provided that no incentive compensation would be paid for the period from April 1, 2020 through September 30, 2020;

•	terminated the limited guarantee by the Company and AWAC of the monetary obligations of Air Wisconsin under the United capacity purchase agreement;

•	terminated certain provisions in the United capacity purchase agreement that were previously waived by United in March 2020, which constrained Air Wisconsin from flying for another air carrier; and

•

amended United’s option to extend the term of the United capacity purchase agreement such that United now has an option to extend the term for a period of no less than two years (and up to three years, in its discretion), and a second option to extend for an additional two-year period, subject to mutual agreement by the Company and United as to compensation.

•

In December 2020, President Trump signed into law the Consolidated Appropriations Act of 2021 (Appropriations Act), which, in addition to making material changes to the PPP enacted under the CARES Act, provides for an extension of the Payroll Support Program established by the CARES Act. The Appropriations Act provides $15 billion in the aggregate for passenger air carriers to cover the period from December 1, 2020 through March 31, 2021. Air carriers entering into agreements with Treasury for funds under the Appropriations Act are prohibited from conducting involuntary furloughs until March 31, 2021 and must recall all employees who were involuntarily furloughed between October 1, 2020 and the date the air carrier enters into an agreement with Treasury. The amount each carrier receives is to be based on the amount it received under the CARES Act, but reduced proportionately to account for the shorter time period covered, and the lower amount of funds provided, by the Appropriations Act as compared to the CARES Act. The Company has filed an application for additional payroll support under the Appropriations Act but has not yet entered into an agreement with Treasury for any additional funds.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

Overview

Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier that, as of September 30, 2020, provided scheduled passenger service to 36 cities in 22 states. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor, it is referred to as the “Company.”

For the three months and nine months ended September 30, 2020, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets with an average of approximately 90 and 136, respectively, daily departures under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement.

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

Impact on Competitive Environment

Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic. In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). In August 2020, ExpressJet announced that it would cease operations at the end of September 2020, and as of September 30, 2020, ExpressJet had ceased operations. As of the date of this filing, in addition to ExpressJet, Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations.

Expense Management

We have taken a number of actions in response to the financial uncertainty and health concerns raised by the COVID-19 pandemic. We have implemented cost-reduction initiatives to mitigate the impact on our operations and financial condition, while also protecting the safety of our customers and employees. Air Wisconsin has delayed certain planned capital and operating expenditures, through actions such as delaying non-essential planned heavy airframe maintenance events, delaying non-essential maintenance events associated with engines and rotable parts, seeking concessions from third-party suppliers, offering voluntary short-term unpaid leave to employees, deferring the payment of the employer’s portion of employees’ social security tax payments, and furloughing certain employees. Air Wisconsin has been able to responsibly delay certain non-essential maintenance events primarily as a result of its reduced flight schedules.

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (“WARN”) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees. The duration of these furloughs and the scope of any additional furloughs are highly uncertain and will be impacted by a number of factors, including the demand for air travel generally, the actual or estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, and the timing and extent of any additional governmental assistance provided under the CARES Act, the Appropriations Act or otherwise.

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

Payroll Support Program

In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP Agreement”) with respect to payroll support from the U.S. Department of the Treasury (“Treasury”) under the payroll support program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin has received approximately $42.2 million in the aggregate through October 1, 2020. These funds will be used to pay for the salaries and benefits of Air Wisconsin’s employees. The PSP Agreement contains various covenants, including that the Payroll Support Program proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. Through September 30, 2021, the PSP Agreement also prohibits: (i) Air Wisconsin or any of its affiliates from purchasing an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange and (ii) Air Wisconsin from paying dividends, or making any other capital distributions, with respect to the common stock (or equivalent equity interest) of Air Wisconsin. If Air Wisconsin fails to comply with its obligations under the PSP Agreement, it may be required to repay the funds provided to it under that agreement. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. In addition, the CARES Act authorizes the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support under the CARES Act until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. The Treasury is currently conducting an audit of Air Wisconsin’s compliance with the terms of the agreement. For additional information, refer to Note 8, Commitments and Contingencies, in our consolidated financial statements included in this Quarterly Report.

Other Economic Conditions, Challenges and Risks Impacting Financial Results

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our 2019 Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.

Third Quarter Update

For the three months ended September 30, 2020, we had total operating revenue of $27.3 million, a 59.7% decrease, compared to $67.8 million for the three months ended September 30, 2019. The net income for the three months ended September 30, 2020 was $7.9 million, or income of $0.14 per basic share, compared to a net loss of $18.4 million, or a loss of $0.34 per basic share for the three months ended September 30, 2019. For additional information, refer to Note 10, Earnings per Share, in our unaudited consolidated financial statements included in this Quarterly Report. The net income for the three months ended September 30, 2020 primarily resulted from lower expenses as a result of the payroll support received under the PSP Agreement, lower expenses related to reduced flying activity and lower aircraft rent expense due to Air Wisconsin owing its entire fleet at September 30, 2020 compared to September 30, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and the Three Months Ended September 30, 2019

We had operating income of $8.3 million for the three months ended September 30, 2020, compared to an operating loss of $18.1 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, we had net income of $7.9 million compared to a net loss of $18.4 million for the three months ended September 30, 2019.

Operating Revenue

	Three Months Ended September 30,
	2020		2019		Change
Operating Revenue ($ in thousands):
Contract Revenue	$27,298		$67,747		$(40,449)	(59.7)%
Contract Services and Other	20		24		(4)	(16.7)%

Total operating revenue	$27,318		$67,771		$(40,453)	(59.7)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	134,467		498,919		(364,452)	(73.0)%
Block Hours	11,487		41,420		(29,933)	(72.3)%
Revenue Passenger Miles (RPMs) (in thousands)	66,150		407,416		(341,266)	(83.8)%
Average stage length (in miles)	324		375		(51)	(13.6)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	20.30	¢	13.58	¢	6.72 ¢	49.5%
Passengers	199,232		1,072,564		(873,332)	(81.4)%

Total operating revenue decreased by $40.5 million, or 59.7%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic.

Under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Since Air Wisconsin completed a lower number of flights in the three months ended September 30, 2020 than in periods prior to April 1, 2020, and lower than it expects to complete in subsequent periods, the Company deferred $15.4 million of revenue attributed to the fixed amount per aircraft received during the three months ended September 30, 2020. Also, due to the lower number of flights during the three months ended September 30, 2020, Air Wisconsin also recognized a lower amount of non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the agreement in proportion to flights flown. For the three months ended September 30, 2020, Air Wisconsin recorded $0.5 million of revenue from upfront fees and $0.1 million of fulfillment costs, compared to $0.9 million and $0.1 million for the three months ended September 30, 2019, respectively. For the nine months ended September 30, 2020, Air Wisconsin recorded $1.7 million of revenue from upfront fees and $0.2 million of fulfillment costs, compared to $2.8 million and $0.3 million for the nine months ended September 30, 2019, respectively. The current portion of the deferred revenue, in the amount of $8.7 million, is recorded as part of contract liabilities, and the long-term portion of the deferred revenue, in the amount of $29.2 million, is recorded as deferred revenue on the consolidated balance sheets. The Company anticipates that Air Wisconsin’s flight levels will increase over the remaining term of the agreement compared to the three months ended September 30, 2020. The Company’s deferred revenue balance will be recognized based on Air Wisconsin’s completed flight levels each period relative to the anticipated flight levels over subsequent periods during the remaining term of the agreement. However, the timing and amount of deferred revenue that the Company may recognize in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown in the same period.

Air Wisconsin’s ASMs, block hours, RPMs and passengers flown during the three months ended September 30, 2020, decreased compared to the three months ended September 30, 2019 due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic. These factors led to a reduction in ASMs by 73.0%, block hours by 72.3%, RPMs by 83.8%, and passengers by 81.4% when compared to the three months ended September 30, 2019. CRASM increased 49.5% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the recognition of fixed revenue, net of deferral in accordance with ASC 606, during the three months ended September 30, 2020, relative to the significant decrease in ASMs of 73.0% during that same period.

Operating Expenses

	Three Months Ended September 30,
	2020	2019	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$21,852	$32,182	$(10,330)	(32.1)%
Aircraft Fuel and Oil	8	31	(23)	(74.2)%
Aircraft Maintenance, Materials and Repairs	3,292	14,125	(10,833)	(76.7)%
Aircraft Rent	897	23,145	(22,248)	(96.1)%
Other Rents	806	2,122	(1,316)	(62.0)%
Depreciation, Amortization and Obsolescence	6,946	6,382	564	8.8%
CARES Act Payroll Support Program	(18,859)	—	(18,859)	100.0%
Purchased Services and Other	4,048	7,882	(3,834)	(48.6)%

Total Operating Expenses	$18,990	$85,869	$(66,879)	(77.9)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	134,467	498,919	(364,452)	(73.0)%
Block Hours	11,487	41,420	(29,933)	(72.3)%
Average Stage Length (in miles)	324	375	(51)	(13.6)%
Departures	8,581	27,091	(18,510)	(68.3)%

Payroll and Related Costs. Payroll and related costs decreased $10.3 million, or 32.1%, to $21.9 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily driven by a decrease in pilot wages, bonuses, and training expenses of $3.7 million. Other wages, taxes and benefits decreased by $4.1 million and personnel expenses decreased by $2.5 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended September 30, 2020 and September 30, 2019 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended September 30, 2020 and September 30, 2019.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $10.8 million, or 76.7%, to $3.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily driven by a decrease in required maintenance due to a reduction in flying attributable to reduced passenger demand for air transportation.

Aircraft Rent. Aircraft rent expense decreased $22.2 million, or 96.1%, to $0.9 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was partly attributable to Air Wisconsin’s acquisition of 14 CRJ-200 aircraft in July 2019 resulting in aircraft lease termination costs in the amount of $19.3 million that was recorded as rent expense in September 2019. The Company’s acquisition from an affiliate of aircraft and engines in January 2020 resulted in reduced rent expense of $0.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. In May 2020, Air Wisconsin purchased eight additional aircraft that it had previously leased resulting in a decrease of $2.6 million, net of a lease termination fee in the amount of $0.8 million, in aircraft rent for the three months ended September 30, 2020 when compared to the same three month period ended September 30, 2019. In September 2020 Air Wisconsin purchased the remaining two leased aircraft that resulted in aircraft lease termination costs in the amount of $0.5 million that was recorded as rent expense in September 2020. Rent for these two aircraft in the three months ended September 30, 2020 was $0.4 million compared to $0.7 million for the three months ended September 30, 2019. For additional information, refer to Note 4, Property and Equipment, in our unaudited consolidated financial statements included in this Quarterly Report.

Other Rents. Other rents expense decreased $1.3 million, or 62.0%, to $0.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease of $0.4 million in engine rents resulting from the Company’s acquisition from an affiliate of engines in January 2020 and a decrease of $0.9 million in flight training simulator rental expense.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $0.6 million, or 8.8%, to $6.9 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily attributable to the acquisitions in July 2019, January 2020, May 2020, September 2020 of aircraft and engines previously leased by Air Wisconsin.

CARES Act Payroll Support Program. In April 2020, Air Wisconsin entered into the PSP Agreement to receive emergency relief through the Payroll Support Program in the form of payroll support paid in installments through the end of October 2020. As of the date of this filing, Air Wisconsin has received approximately $42.2 million under the PSP Agreement; as of September 30, 2020, Air Wisconsin had received $41.0 million under the PSP Agreement, all of which is being recognized as a reduction in expense over the periods the payroll support is intended to offset payroll expenses. Air Wisconsin recognized $18.9 million as a reduction in expenses during the three months ended September 30, 2020 and recognized the remainder of the amounts received under the PSP Agreement as a reduction of expenses by the end of October 2020.

Purchased Services and Other. Purchased services and other expense decreased $3.8 million, or 48.6%, to $4.0 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily due to a $2.4 million loss on the sale and retirement of assets in 2019 and a decreases of $0.6 million of outside services, $0.3 million in on call maintenance and charters, $0.1 million in legal expense, $0.2 in uncollectible accounts and $0.2 in interrupted trip and other expenses.

Other (Expense) Income

Interest Income. Interest income decreased $0.3 million, or 95.5%, to $0.01 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease in interest earned on short-term investments.

Interest Expense. Interest expense decreased slightly to $0.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 due to the repayment of debt in 2020. For more information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2019 Annual Report.

Other (Expense) Income. Other expense decreased $0.003 million, or 100.0%, to $0.00 for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Income Taxes

In the three months ended September 30, 2020, our effective tax rate was (0.2)%, compared to (0.6)% for the three months ended September 30, 2019. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax benefit of $(0.01) million and an income tax provision of $0.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively.

The income tax benefit for the three months ended September 30, 2020 resulted in an effective tax rate of (0.2)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the partial reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.

The income tax provision for the three months ended September 30, 2019 resulted in an effective tax rate of (0.6)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the establishment of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.

We continue to maintain a valuation allowance on a portion of our federal and state deferred tax assets for the three months ended September 30, 2020 and September 30, 2019.

For additional information, refer to Note 5, Income Taxes, in our consolidated financial statements included within our 2019 Annual Report.

Comparison of the Nine Months Ended September 30, 2020 and the Nine Months Ended September 30, 2019

We had operating income of $3.9 million for the nine months ended September 30, 2020, compared to an operating loss of $24.4 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we had net income of $4.0 million compared to a net loss of $22.6 million for the nine months ended September 30, 2019.

Operating Revenue

	Nine Months Ended September 30,
	2020		2019		Change
Operating Revenue ($ in thousands):
Contract Revenue	$111,113		$196,305		$(85,192)	(43.4)%
Contract Services and Other	59		86		(27)	(31.4)%

Total operating revenue	$111,172		$196,391		$(85,219)	(43.4)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	653,629		1,434,850		(781,221)	(54.4)%
Block Hours	55,689		120,867		(65,178)	(53.9)%
Revenue Passenger Miles (RPMs) (in thousands)	379,852		1,152,770		(772,918)	(67.0)%
Average stage length (in miles)	342		371		(29)	(7.8)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	17.00	¢	13.68	¢	3.32 ¢	24.3%
Passengers	1,064,478		3,067,762		(2,003,284)	(65.3)%

Total operating revenue decreased by $85.2 million, or 43.4%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic.

Under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Since Air Wisconsin completed a lower number of flights in the nine months ended September 30, 2020 than in periods prior to April 1, 2020, and lower than it expects to complete in subsequent periods, the Company deferred $37.9 million of revenue attributed to the fixed amount per aircraft received during the nine months ended September 30, 2020. Also, due to the lower number of flights during the nine months ended September 30, 2020, Air Wisconsin recorded a lower amount of non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the agreement in proportion to flights flown. For the nine months ended September 30, 2020, Air Wisconsin recorded $1.7 million of revenue from upfront fees and $0.2 million of fulfillment costs, compared to $2.8 million and $0.3 million for the nine months ended September 30, 2019, respectively. The current portion of the deferred revenue, in the amount of $8.7 million, is recorded as part of contract liabilities, and the long-term portion of the deferred revenue, in the amount of $29.2 million, is recorded as deferred revenue on the consolidated balance sheets. The Company anticipates that Air Wisconsin’s flight levels will increase over the remaining term of the agreement compared to the nine months ended September 30, 2020.

Air Wisconsin’s ASMs, block hours, RPMs and passengers flown during the nine months ended September 30, 2020, decreased compared to the nine months ended September 30, 2019 due to a reduction in flying under the United capacity purchase agreement and reduced demand for air transportation related to the COVID-19 pandemic. These factors led to a reduction in ASMs by 54.4%, block hours by 53.9%, RPMs by 67.0% and passengers by 65.3% when compared to the nine months ended September 30, 2019. CRASM increased 24.3% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the recognition of fixed revenue, net of deferral in accordance with ASC 606, during the nine months ended September 2020, relative to the significant decrease in ASMs of 54.4% during that same period.

Operating Expenses

	Nine Months Ended September 30,
	2020	2019	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$76,885	$94,719	$(17,834)	(18.8)%
Aircraft Fuel and Oil	44	100	(56)	(56.0)%
Aircraft Maintenance, Materials and Repairs	18,802	44,248	(25,446)	(57.5)%
Aircraft Rent	6,660	39,383	(32,723)	(83.1)%
Other Rents	3,856	6,197	(2,341)	(37.8)%
Depreciation, Amortization and Obsolescence	20,553	18,107	2,446	13.5%
CARES Act Payroll Support Program	(34,034)	—	(34,034)	(100.0)%
Purchased Services and Other	14,459	18,015	(3,556)	(19.7)%

Total Operating Expenses	$107,225	$220,769	$(113,544)	(51.4)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	653,629	1,434,850	(781,221)	(54.4)%
Block Hours	55,689	120,867	(65,178)	(53.9)%
Average Stage Length (in miles)	342	371	(29)	(7.8)%
Departures	38,482	78,868	(40,386)	(51.2)%

Payroll and Related Costs. Payroll and related costs decreased $17.8 million, or 18.8%, to $76.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily driven by a decrease in pilot wages, bonuses, and training expenses of $7.2 million. Other wages, taxes and benefits decreased by $5.8 million, and personnel expenses decreased by $4.8 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the nine months ended September 30, 2020 and September 30, 2019 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the nine months ended September 30, 2020 and September 30, 2019.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $25.4 million, or 57.5%, to $18.8 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily driven by a decrease in required maintenance due to a reduction in flying attributable to reduced passenger demand for air transportation.

Aircraft Rent. Aircraft rent expense decreased $32.7 million, or 83.1%, to $6.7 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was partly attributable to Air Wisconsin’s acquisition of 14 CRJ-200 aircraft in July 2019 resulting in aircraft lease termination costs in the amount of $19.3 million that was recorded as rent expense in September 2019. Comparable rent expense for these 14 aircraft in the nine months ended September 30, 2019 was $8.7 million. The Company’s acquisition from an affiliate of aircraft and engines in January 2020 resulted in reduced rent expense of $1.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. In May 2020, Air Wisconsin purchased eight additional aircraft that it had previously leased resulting in a decrease of $4.3 million in aircraft rent, net of a lease termination fee of $0.8 million, for the nine months ended September 30, 2020 when compared to the same nine month period ended September 30, 2019. In September 2020, Air Wisconsin purchased the remaining two leased aircraft that resulted in aircraft lease termination costs in the amount of $0.5 million that was recorded as rent expense in September 2020. Rent for these two aircraft in the nine months ended September 30, 2020 was $1.8 million compared to $2.0 million for the nine months ended September 30, 2019. For additional information, refer to Note 4, Property and Equipment, in our unaudited consolidated financial statements included in this Quarterly Report.

Other Rents. Other rents expense decreased $2.3 million, or 37.8%, to $3.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily due to a decrease of $1.1 million in engine rents resulting from the Company’s acquisition from an affiliate of engines in January 2020, a decrease of $1.3 million in flight training simulator rental expense, and an increase of $0.1 million of maintenance facilities rent.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $2.4 million, or 13.5%, to $20.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily attributable to the acquisitions in July 2019, January 2020, May 2020 and September 2020 of aircraft and engines previously leased by Air Wisconsin.

CARES Act Payroll Support Program. In April 2020, Air Wisconsin entered into the PSP Agreement to receive emergency relief through the Payroll Support Program in the form of payroll support paid in installments through the end of October 2020. As of the date of this filing, Air Wisconsin has received approximately $42.2 million under the PSP Agreement; as of September 30, 2020, Air Wisconsin had received $41.0 million, all of which is being recognized as a reduction in expense over the periods the payroll support is intended to offset payroll expenses. Air Wisconsin recognized $34.0 million as a reduction in expenses during the nine months ended September 30, 2020 and recognized the remainder of the amounts received under the PSP Agreement as a reduction of expenses by the end of October 2020.

Purchased Services and Other. Purchased services and other expense decreased $3.6 million, or 19.7%, to $14.5 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease is primarily due to a $0.6 million decrease in uncollectible accounts and a decrease in on call maintenance expense for the nine months ended September 30, 2020 compared to the same period in 2019, and $2.5 million more in losses on the sale and retirement of assets for the nine months ended September 30, 2019 when compared to the same period in 2020.

Other (Expense) Income

Interest Income. Interest income decreased $0.7 million, or 72.2%, to $0.3 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily due to a decrease in interest earned on short-term investments.

Interest Expense. Interest expense increased $0.01 million, or 0.8%, to $1.3 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 due primarily to an increase in the principal amount outstanding under Air Wisconsin’s credit agreements with its lender. For more information, see the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2019 Annual Report.

Other (Expense) Income. Other income (expense) decreased $2.5 million, or 100.8%, to $(0.02) million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was attributable to the receipt of periodic payments in 2019 relating to the termination of residual value agreements on 35 owned aircraft under an agreement reached in January 2018. For additional information, refer to Note 4, Property and Equipment, in our audited consolidated financial statements included within our 2019 Annual Report.

Income Taxes

In the nine months ended September 30, 2020, our effective tax rate was (38.3)%, compared to (1.8)% for the nine months ended September 30, 2019. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax benefit of $(1.1) million and an income tax provision of $0.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

The income tax benefit for the nine months ended September 30, 2020 resulted in an effective tax rate of (38.3)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the partial reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income. The Company also recorded a $0.9 million discrete tax benefit from a refund of alternative minimum tax credits available under the provisions of the CARES Act that occurred during the nine months ended September 30, 2020.

The income tax provision for the nine months ended September 30, 2019 resulted in an effective tax rate of (1.8)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the establishment of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.

We continue to maintain a valuation allowance on a portion of our federal and state deferred tax assets for the nine months ended September 30, 2020 and September 30, 2019.

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

Air Wisconsin’s ability to service its long-term debt obligations and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, the future demand for air travel, and other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional funds from equity or debt financings to achieve its longer-term objectives, which may not be available on acceptable terms.

We currently believe that our available working capital and anticipated cash flows from operations will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this Quarterly Report. To the extent that actual results or events differ from our current financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the nine months ended September 30, 2020, we paid $9.2 million in capital expenditures primarily related to aircraft purchases, rotable parts, and capitalized engine overhauls.

As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents of $120.6 million, inclusive of the $48.2 million in cash and cash equivalents held by Air Wisconsin. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends or distributions to the Company. In addition, the PSP Agreement that Air Wisconsin entered into in April 2020 prevents it from paying dividends prior to October 1, 2021.

Furthermore, as of September 30, 2020, Air Wisconsin had $112.1 million (including capitalized interest of $11.6 million) in secured indebtedness incurred in connection with the aircraft credit agreements described within our 2019 Annual Report. In April 2020, Air Wisconsin also received $10.0 million under the PPP. This amount is recorded as $9.8 million of long-term debt and $0.2 million of current portion of long-term debt. As of September 30, 2020, Air Wisconsin had $15.8 million of short-term debt, and $106.3 million of long-term debt.

Sources of cash for the nine months ended September 30, 2020 were primarily cash flows from operating activities of $59.3 million.

Restricted Cash

As of September 30, 2020, in addition to the Company’s cash and cash equivalents balance of $120.6 million, Air Wisconsin had $0.8 million in restricted cash which primarily relates to cash collateralized letters of credit supporting our worker’s compensation insurance program and landing fees at certain airports. Restricted cash includes amounts escrowed in an interest-bearing account that secure letters of credit.

Cash Flow

The following table presents information regarding our cash flow for each of the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$59,294	$11,567	$47,727	412.6%
Net cash used in investing activities	(9,081)	(18,360)	9,279	50.5%
Net cash provided by financing activities	894	11,789	(10,895)	(92.4)%

Net Cash Flow Provided by Operating Activities

During the nine months ended September 30, 2020, our cash flow provided by operating activities was $59.3 million. We had net income of $4.0 million which primarily resulted from lower expenses as a result of a payroll support received under the PSP Agreement, and lower expenses related to reduced flying activity, further adjusted for increases in cash primarily related to long-term deferred revenue of $29.2 million under the United capacity purchase agreement, depreciation and engine overhaul amortization of $21.5 million, deferred credits related to the Payroll Support Program of $7.0 million, $2.5 million related to operating lease right of use assets and contract liabilities of $4.6 million, partially offset by decreases in cash primarily related to accounts payable of $5.5 million, amortization of contract costs of $1.7 million, prepaid expenses of $2.6 million and accounts receivable of $3.2 million.

During the nine months ended September 30, 2019, our cash flow provided by operating activities was $11.6 million. We had a net loss of $22.6 million primarily due to lower fixed revenue paid under the United capacity purchase agreement, and an increase in pilot wages, bonuses and training expenses, and non-cash aircraft lease termination costs, further adjusted for increases in cash primarily related to depreciation and engine overhaul amortization of $21.4 million, accounts receivable of $6.5 million, and non-cash aircraft lease termination costs of $19.4 million related to the acquisition of 14 formerly leased aircraft, partially offset by decreases in cash primarily related to accounts payable of $5.0 million, $4.7 million related to operating lease right of use assets, contract liabilities of $3.2 million, and amortization of contract costs of $2.8 million.

Net Cash Flow Used in Investing Activities

During the nine months ended September 30, 2020, our net cash used in investing activities was $9.1 million resulting primarily from the purchase of aircraft and an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.

During the nine months ended September 30, 2019, our net cash used in investing activities was $18.4 million resulting primarily from an investment in new engines, as well as engine overhauls, to support Air Wisconsin’s fleet under the United capacity agreement.

Net Cash Flow Provided by Financing Activities

During the nine months ended September 30, 2020, our net cash provided by financing activities was $0.9 million, reflecting Air Wisconsin’s receipt of a $10.0 million loan under the PPP established pursuant to the CARES Act, partially offset by a dividend payment of $0.6 million on the Series C Preferred and payments of long-term debt of $8.5 million.

During the nine months ended September 30, 2019, our net cash provided by financing activities was $11.8 million, reflecting an increase in the principal amount of indebtedness as a result of an amendment to Air Wisconsin’s credit agreements with its lender.

Commitments and Contractual Obligations

For a full discussion of our commitments and contractual obligations, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” within our 2019 Annual Report.

As of September 30, 2020, Air Wisconsin had $137.6 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $100.5 million in long-term notes payable related to owned aircraft used in continuing operations and a long-term note payable in the amount of $10.0 million under the PPP. As of September 30, 2020, Air Wisconsin also had $13.3 million of operating lease obligations primarily related to flight training simulators and facilities. Air Wisconsin’s debt obligations set forth below include an aggregate of $13.8 million in projected interest costs through 2024 and beyond. The following table sets forth our cash obligations as of September 30, 2020:

	Total	October through December 2020	2021	2022	2023	2024	Thereafter
Aircraft Notes principal	$70,000	$—	$7,000	$7,000	$7,000	$7,000	$42,000
Aircraft Notes interest	$11,550	$700	$2,730	$2,450	$2,170	$1,890	$1,610
Other Loans principal	$40,588	$3,600	$13,922	$16,660	$2,727	$2,754	$925
Other Loans interest	$2,235	$382	$1,262	$378	$51	$24	$138
Operating lease obligations	$13,264	$518	$3,977	$3,912	$2,765	$1,105	$987

Total	$137,637	$5,200	$28,891	$30,400	$14,713	$12,773	$45,660

As of September 30, 2020, we had no variable rate long-term debt obligations.

Series C Convertible Redeemable Preferred Stock Financing

In January 2020, the Company completed an acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these CRJ-200 regional jets and GE engines from Southshore under lease arrangements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions, Challenges and Risks Impacting Results – Aircraft Leases” contained within our 2019 Annual Report. As of September 30, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500,000 shares of the Company’s common stock.

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

Each share of Series C Preferred is initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”); provided, however, that the Certificate of Designations requires that the Conversion Price be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” is the first 90-trading day period commencing on or after August 28, 2020 (which is the first trading day following the day that is 45 days following the date on which the Company provided notice to its stockholders of the filing of its 2019 Annual Report) during which an aggregate of at least 5.0% of the outstanding shares of common stock are traded.

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

Aircraft Operating Leases

As of September 30, 2020, Air Wisconsin had no operating aircraft remaining on lease.

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

Payroll Support Program

In April 2020, Air Wisconsin also entered into the PSP Agreement with the Treasury for payroll support under the CARES Act. Air Wisconsin has received approximately $42.2 million in the aggregate through October 1, 2020. The PSP Agreement contains various covenants, including that the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. If Air Wisconsin fails to comply with its obligations under the PSP Agreement, it may be required to repay the funds provided to it under that agreement. For additional information, refer to Note 8, Commitments and Contingencies, in our consolidated financial statements included in this Quarterly Report. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2020, the last day of the period covered by this Quarterly Report.

Based on this evaluation, primarily as a result of the material weaknesses in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) discussed below, our management, including our principal executive officer and principal financial and accounting officer, concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level. However, notwithstanding this determination, our management, including our principal executive officer and principal financial and accounting officer, concluded that the unaudited consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

In connection with the audit of our consolidated financial statements contained within our 2019 Annual Report, we identified material weaknesses in our internal control over financial reporting as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an issuer’s financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified in our 2019 Annual Report primarily related to:

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

Changes in Internal Control over Financial Reporting

Except as described in the section entitled “– Remedial Measures” within this Quarterly Report, there were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. See the sections entitled “– Disclosure Controls and Procedures” and “– Remedial Measures” within this Quarterly Report for additional information regarding matters that could impact our internal control over financial reporting in future periods.

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

Item 1A. Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, particularly in light of the fast-changing nature of the COVID-19 pandemic containment measures, the potential for future waves of outbreaks and the related impacts to the travel industry and on United, Air Wisconsin’s sole airline partner. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report for additional information.

Risks Related to Our Business

Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner.

We derive nearly all of our operating revenue from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenue for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The termination or non-renewal of the United capacity purchase agreement would have a material adverse effect on our business, financial condition and results of operations.

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

We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including, but not limited to, the impact of the reduction in passenger flight demand due to pandemics or other widespread outbreaks of communicable diseases such as the COVID-19 pandemic, may have a material adverse effect on our business, financial condition and results of operations. United experienced a significant decline in flight demand related to COVID-19 and a resulting material deterioration in its revenue for the first half of 2020. While there has been a modest demand recovery, this reduction in demand is expected to continue. United’s results of operations were materially impacted in the nine months ended September 30, 2020 and United has indicated that it expects its results of operations to continue to be materially impacted through 2021.

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

The airline business is capital intensive and, as a result, Air Wisconsin is highly leveraged. As of September 30, 2020, Air Wisconsin had approximately $122.1 million (including capitalized interest of $11.6 million) in total third-party current and long-term debt, which was incurred primarily in connection with the acquisition of aircraft, and most of which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts.

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

Through notices given pursuant to the federal Worker Adjustment and Retraining Notification (“WARN”) Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees. The duration of these furloughs, and the scope of any additional furloughs, is highly uncertain and will be impacted by a number of factors, including the actual and estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, the level of demand for air travel generally, and the timing and extent of any additional governmental assistance provided under the CARES Act, the Appropriations Act or otherwise.

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

The performance and reliability of Air Wisconsin’s technology, the technology of United, and the technology of our third party service providers, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology, or that of United or our third party service providers, could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs. Air Wisconsin’s technological systems, software and related data, those of United, and those supplied by our third party service providers, may be vulnerable to a variety of sources of interruption or exploitation due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

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

Air Wisconsin’s amount of flying remains significantly impacted by the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic, during the first quarter of 2020, resulting in a first quarter net loss. As of the date of filing, United expects demand will remain suppressed in 2021. As a result of lowered demand, United cut approximately 90% of its scheduled capacity for June 2020, 75% for July 2020, 70% for August 2020, 60% for September 2020, 55% for October 2020, 50% for November 2020 and 55% for December 2020. Since March 2020, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours flown, and United may impose continued reductions.

Through notices given pursuant to the federal WARN Act, Air Wisconsin informed approximately 871 employees that they might be furloughed on October 1, 2020, due to the COVID-19 pandemic and the decreased passenger demand for air travel. On October 1, 2020, Air Wisconsin furloughed approximately 305 employees. As of the date of this Quarterly Report, Air Wisconsin has recalled 26 of those furloughed employees. The duration of these furloughs, and the scope of any additional furloughs, is highly uncertain and will be impacted by a number of factors, including the actual and estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, the level of demand for air travel generally, and the timing and extent of any additional governmental assistance provided under the CARES Act, the Appropriations Act or otherwise. Moreover, the severity and duration of the COVID-19 pandemic on global and financial health are difficult to predict; thus, the magnitude and scope of the impact of the COVID-19 pandemic on our business and future results of operations are highly uncertain and subject to change.

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

Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic. In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). In August, ExpressJet announced that it would cease operations at the end of September 2020, and as of September 30, 2020, ExpressJet had ceased operations. As of the date of this filing, in addition to ExpressJet, Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations as a result, at least in part, due to the COVID-19 pandemic’s impact on their business. In addition, a further outbreak of COVID-19, an outbreak of another disease or similar public health threat, or any other event that would affect travel demand, travel behavior or travel restrictions, including the material decline in passenger demand for air travel, and the significant risks and disruptions caused by the COVID-19 pandemic, could have a material adverse impact on our business, financial condition and operating results and those of United.

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

Significant resources and management oversight may be required to maintain and, as required, enhance our disclosure controls and procedures and internal control over financial reporting. As discussed below, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, we identified material weaknesses in our internal control over financial reporting. We may incur significant costs in an effort to remediate these material weaknesses and enhance our controls and procedures. In addition, these efforts may divert management’s attention from other business concerns, which could harm our results of operations.

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

We have identified material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements to our financial statements in future periods.

As further discussed in the section entitled “Controls and Procedures” within this Quarterly Report, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The identified material weaknesses outstanding as of September 30, 2020 primarily relate to: (i) the application of accounting treatment for certain complex and non-routine transactions; (ii) the adoption of new accounting standards related to Topic 606 and Topic 842; (iii) the establishment and design of processes and controls to document and monitor certain controls over financial reporting; (iv) the design of controls for user access rights related to certain information technology systems; and (v) the accounting for income taxes under Topic 740.

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

In the event of the termination of the Mackay Agreement “Without Cause” or for “Good Reason” (each as defined in the Mackay Agreement), Air Wisconsin shall pay to Mr. Mackay: (i) any base salary that has been earned but remains unpaid as of the date of termination and (ii) a severance payment equal to one year of base salary plus the amount of the actual incentive bonus paid for the prior year, such payment to be made within 30 days after the date of termination. In addition, Mr. Mackay shall be eligible to participate in employee benefit plans for one year following the date of termination. The Mackay Agreement does not provide for any payments or benefits to be paid in connection with a change in control transaction (or similar transaction).

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

HARBOR DIVERSIFIED, INC.

Date: February 10, 2021	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer Air Wisconsin Airlines LLC
(Principal Financial and Accounting Officer)