Form 10-K
period 2020-12-31
HARBOR DIVERSIFIED, INC.
filed 2021-04-01
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s second fiscal quarter for the year ended December 31, 2020, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $1,743,000. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

As of March 26, 2021, the registrant had 54,863,305 shares of common stock outstanding and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Act.

Documents Incorporated by Reference

None

HARBOR DIVERSIFIED, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules, revenue, expenses, margins, profitability, capital expenditures, liquidity, capital resources and other operating information, include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•

the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner, particularly given the risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic;

•

the duration and spread of the ongoing global COVID-19 pandemic and its impact on the business, results of operations, financial condition and liquidity of Air Wisconsin, including the material decline in passenger demand for air travel;

•

the possibility that United could continue to provide Air Wisconsin with inefficient flight schedules or change the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement or not extend the United capacity purchase agreement beyond its current expiration date;

•	the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement;

•

the extent to which Air Wisconsin’s current growth opportunities and strategic operating plan are restricted based on the United capacity purchase agreement or factors impacting the airline industry, including the COVID-19 pandemic;

•	Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type;

•	Air Wisconsin’s significant amount of debt and other contractual obligations;

•	the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;

•	aircraft and engine maintenance costs; and

•	the supply of qualified pilots to the airline industry and pilot attrition.

The forward-looking statements contained in this Annual Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within this Annual Report and in the other reports we file with the Securities and Exchange Commission (“SEC”).

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

General

Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, for purposes of this Annual Report on Form 10-K for the year ended December 31, 2020 (this “Annual Report”), disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations, operations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor, it is referred to as the “Company.”

For the year ended December 31, 2020, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenue for the years ended December 31, 2020 and 2019 was derived from operations associated with the United capacity purchase agreement.

Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The agreement also provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The United capacity purchase agreement has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement.

Regional jets provide short and medium-haul scheduled flights that connect outlying communities with larger cities and act as “feeders” for domestic and international hubs. The lower trip costs and the operating efficiencies of regional jets, along with the competitive nature of capacity purchase agreement bidding processes, provide significant value to major airlines. Regional airlines play a daily, essential role in the U.S. air travel system. According to the 2020 Regional Airline Association Annual Report, in 2019 (i) 40% of all scheduled passenger flights in the United States were operated by regional airlines, (ii) of all the U.S. airports with scheduled passenger service, 66% were served exclusively by regional airlines and (iii) Air Wisconsin was the 12th largest regional airline in the United States, as measured by passenger enplanements, and its flights accounted for approximately 2.5% of all passengers carried on U.S. regional airlines.

Impact of COVID-19 on Our Business and Industry

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic, and, in response, federal, state, local, and foreign governments implemented “shelter-in-place” and “stay-at-home” orders and guidelines, quarantine orders, travel restrictions, and other similar restrictions in an attempt to control the spread and mitigate the impact of COVID-19. As of the date of this Annual Report, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which Air Wisconsin operates.

The sharp decline in airline travel demand due to the COVID-19 pandemic had a material, negative impact on the airline industry in the year ended December 31, 2020, affecting United, and in turn, our revenue and results of operations. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic demand related to the COVID-19 pandemic during the first quarter of 2020 and, as of the date of this filing, has stated that it expects demand will remain suppressed in 2021. In response to lower demand for air travel, in the months of April through December 2020, United cut its scheduled capacity by between approximately 50% and 90%. As a result, beginning in March 2020, United significantly reduced Air Wisconsin’s scheduled departures and block hours actually flown, and temporarily ceased Air Wisconsin’s operations at Washington-Dulles from May 2020 through August 2020. As of December 31, 2020, Air Wisconsin provided scheduled passenger service to 69 cities in 28 states and provinces as compared to 81 cities in 31 states as of December 31, 2019. While the continued severity and duration of the impacts of the COVID-19 pandemic are difficult to predict, the COVID-19 pandemic has continued to impact our financial condition and results of operations through the date of this Annual Report, which we expect to continue in the near term and result in a material impact on our financial condition, liquidity, and results of operations in future periods. Air Wisconsin has taken a number of measures to mitigate the health risks and economic impact of the COVID-19 pandemic. In addition, Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the COVID-19 pandemic on our financial condition, liquidity and results of operations. For additional information, refer to the sections entitled “Management’s Discussion and Analysis – Overview” and “– Economic Conditions, Challenges and Risks Impacting Financial Results” and “Risk Factors” within this Annual Report.

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

Aircraft Fleet

As of December 31, 2020, Air Wisconsin owned 64 CRJ-200 regional jets, all of which were manufactured by Bombardier, Inc. (“Bombardier”). The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.

United Capacity Purchase Agreement

United and Air Wisconsin entered into the United capacity purchase agreement in February 2017, which was amended in October 2020. Pursuant to the United capacity purchase agreement, United has agreed to purchase the capacity of the Air Wisconsin CRJ-200 regional jets covered under the agreement. Air Wisconsin commenced flying under the United capacity purchase agreement in September 2017. As of December 31, 2020, all of Air Wisconsin’s regional jets were available to support Air Wisconsin’s obligations under the United capacity purchase agreement.

United sets the flight schedules for covered aircraft. In setting the flight schedules, United is required to comply with certain reasonable operating constraints. United also establishes all fares, controls route selection, pricing, seat inventories, and marketing, collects all revenue, and provides airport landing slots, terminal facilities and ground handling services for any flights operated by Air Wisconsin pursuant to the agreement. Air Wisconsin provides the flight and cabin crew and is responsible for dispatch and operational control of each covered aircraft as well as any required maintenance. When providing the flight services under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks and aircraft paint scheme. In exchange for providing the flight services under the United capacity purchase agreement, Air Wisconsin receives a fixed payment for 63 covered aircraft and a fixed payment for each departure and block hour flown. In addition, the amendment to the United capacity purchase agreement provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks.

United also reimburses Air Wisconsin for certain costs on an actual basis, including aviation insurance, aircraft property tax per aircraft and air navigation fees. Costs relating to fuel and certain landing fees owed by Air Wisconsin are directly paid to suppliers by United. Air Wisconsin can also earn incentive payments, and is subject to penalty rebates, based upon its operational performance and the results of customer satisfaction surveys (provided that no incentive or penalty payments were made for the period from April 1, 2020 through September 30, 2020). The United capacity purchase agreement previously constrained Air Wisconsin from flying for another air carrier or from permitting a change of control (as defined in the agreement) to occur; however, while a change of control still constitutes a potential termination event, these restrictions were removed in the amendment to the United capacity purchase agreement.

The United capacity purchase agreement prohibits Air Wisconsin from paying dividends or making other distributions of its earnings, in each case in excess of an amount that would result in Air Wisconsin’s available cash balance being less than a specified amount, other than dividends or distributions made for certain specified purposes.

The United capacity purchase agreement expires in February 2023 unless United elects to exercise its option to extend the agreement for an additional period of no less than two years, but up to three years, in its discretion, in which case it expires between February 2025 and February 2026, unless United elects to exercise its second option to extend the agreement for a second additional two-year period, subject to mutual agreement on certain economic terms, in which case it expires between February 2027 and February 2028. During any extension of the term of the United capacity purchase agreement, Air Wisconsin has the right, in its discretion, to reduce the number of aircraft covered under the agreement to no fewer than 50 covered aircraft.

The United capacity purchase agreement is subject to early termination under various circumstances, which include, among others, the occurrence of the following events:

•

certain operational performance factors fall below a specified percentage for a specified period of time, subject to notice under certain circumstances, or if Air Wisconsin is subject to certain aircraft groundings or to loss of authority to operate, in which case the agreement is subject to early termination by United;

•

a party fails to perform the material covenants, agreements, terms or conditions of the United capacity purchase agreement or related agreements, subject to certain notice and cure rights in which case, the agreement is subject to early termination by the other party; or

•	Air Wisconsin engages in, or is subject to, various change of control events enumerated in the agreement, in which case the agreement is subject to early termination by United.

Pursuant to the original United capacity purchase agreement, the Company and AWAC (the sole member of Air Wisconsin) had provided a limited guarantee of Air Wisconsin’s monetary obligations under the United capacity purchase agreement, but that guarantee was terminated pursuant to the amendment to the United capacity purchase agreement.

The following table summarizes Air Wisconsin’s available seat miles (“ASMs”) flown and contract revenue recognized under the United capacity purchase agreement for the years ended December 31, 2020 and 2019, respectively:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(dollars in thousands)
Available Seat Miles	864,494	1,925,371
Contract Revenue	$185,866	$263,495

Maintenance and Repairs

Airlines are subject to extensive regulation. Air Wisconsin has a Federal Aviation Administration (“FAA”)-mandated and approved maintenance program. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Air Wisconsin also outsources certain aircraft, engine and other component maintenance functions. To procure these services, Air Wisconsin uses competitive bidding among qualified vendors.

Line maintenance consists of routine daily and weekly scheduled maintenance checks on Air Wisconsin’s aircraft. Line maintenance is performed at certain locations throughout Air Wisconsin’s operation and represents the majority of the maintenance Air Wisconsin performs. Heavy maintenance consists of a series of major airframe maintenance checks that can take from one to six weeks to accomplish, on average, across Air Wisconsin’s fleet. Component service includes engine overhauls and engine performance restoration events, which are quite extensive and can take several months. We maintain an inventory of spare engines at both Air Wisconsin and Lotus to provide for continued operations during scheduled and unscheduled engine maintenance events. Air Wisconsin provides maintenance services for its CRJ-200 regional jets and for its owned and leased engines and equipment.

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

Certain Air Wisconsin competitors are larger and have significantly greater financial and other resources than Air Wisconsin. In addition, certain of these competitors may have capacity purchase agreement terms that are more favorable than the United capacity purchase agreement. Moreover, economic downturns, including as a result of the COVID-19 pandemic, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers which has resulted in changes to the competitive landscape. The effect of economic downturns on our results of operations is currently somewhat mitigated by the terms of the United capacity purchase agreement, but an extension of Air Wisconsin’s partnership with United beyond the current term is not certain.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because the airline industry is subject to seasonal fluctuations and general economic conditions. While Air Wisconsin’s operations can be negatively impacted by factors outside of its control, including inclement weather, the United capacity purchase agreement mitigates some of the risks associated with seasonal fluctuations.

Aircraft Fuel

The United capacity purchase agreement provides that United sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement.

Insurance

Air Wisconsin maintains insurance policies we believe are of types customary for the airline industry and as required by the United States Department of Transportation (“DOT”), lessors and other financing parties, and United under the terms of the United capacity purchase agreement. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors’ and officers’ liability; fiduciary liability; workers’ compensation and employer’s liability; and war risk (terrorism). Although we currently believe Air Wisconsin’s insurance coverage is adequate, we cannot be certain that the amount of such coverage will not change or that Air Wisconsin will not bear substantial losses from incidents or accidents.

Employees

Our continued success is partly dependent on Air Wisconsin’s ability to continue to attract and retain qualified personnel. As of December 31, 2020, Air Wisconsin employed 1,042 full-time employees and 21 part-time employees, of whom 841 were represented by unions, and the remainder were not.

Union Groups	Number of Union Employees	Representative	Collective Bargaining Agreement Amendable Date
Pilots	420	Air Line Pilots Association, International	November 21, 2022
Flight Attendants	235	Association of Flight Attendants	October 1, 2022
Dispatchers	23	Transport Workers Union of America	November 1, 2020
Mechanics and Aircraft Cleaners	135	International Association of Machinists and Aerospace Workers AFL-CIO	October 7, 2015
Technical Stores Clerks	28	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2022

Air Wisconsin has never been the subject of a labor strike or labor action that materially impacted its operations.

FAA regulations require pilots to have an Airline Transport Pilot license with specific ratings for the aircraft to be flown and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors, and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All employees performing a safety-sensitive function are subject to pre-employment, random, and post-accident drug testing. While, historically, the airline industry has experienced periodic shortages of qualified personnel, particularly with respect to pilots and maintenance technicians, as a result of the COVID-19 pandemic, Air Wisconsin has experienced a dramatic reduction in demand for pilots, and has not had difficulty retaining employees.

Air Wisconsin maintains relationships with various flight and maintenance institutions across the country that are focused on developing the next generation of aviation professionals. It typically recruits pilots and maintenance technicians who have completed required coursework from accredited flight or maintenance programs and have obtained applicable certifications. Air Wisconsin also provides internship opportunities to individuals in the process of completing their coursework and training for aviation maintenance. These roles provide hands-on experience for the students and prepares them for other opportunities within Air Wisconsin.

The Railway Labor Act (“RLA”) governs Air Wisconsin’s relations with labor organizations. Under the RLA, collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (“NMB”) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even several years. If no agreement is reached in mediation, the NMB, in its discretion, may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table above sets forth Air Wisconsin’s employee groups and status of the collective bargaining agreements. Air Wisconsin’s collective bargaining agreement with its mechanics and related employees, represented by the International Association of Machinists and Aerospace Workers, is amendable and is in mediated negotiations.

Our approach is to hire the best qualified individuals, regardless of race, religion, gender, national origin, disability, sexual orientation or similar classifications. We believe every employee brings unique education, skills and life experiences to Air Wisconsin that supplement our ability to achieve our commitment to excellence to our customers and passengers. As part of our commitment to diversity, we have created ongoing opportunities to highlight employees from different cultures on internal and external websites, and we have participated in events and provided sponsorships for diversity organizations focused on aviation.

Safety and Security

We are committed to the safety and security of Air Wisconsin’s passengers and employees and to complying with safety and security requirements. Air Wisconsin has taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety of its operations. Some of the safety and security measures Air Wisconsin has taken with United include aircraft security and surveillance and securing of cockpit doors. Additionally, both on its own and in coordination with United, Air Wisconsin has increased its aircraft cleaning procedures both between flights and overnight. Enhanced cleaning measures are intended to ensure that frequently touched surfaces, such as armrests, tray tables and seatbelts, are routinely and comprehensively cleaned utilizing disinfectants to prevent transmission of COVID-19 and other contagions. An increased supply of sanitizing wipes onboard Air Wisconsin’s aircraft is available to aid its crewmembers in efforts to keep the aircraft clean and disinfected.

Air Wisconsin’s ongoing focus on safety relies on training Air Wisconsin’s employees to proper standards and providing them with the tools and equipment they need to perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of Air Wisconsin’s operation, including dispatch, flight operations, ground operations, maintenance and sanitization.

Air Wisconsin aims to achieve the highest degree of safety and security within its industry through the implementation of a corporate-wide Safety Management System supporting its organizational culture that holds safety as an essential core value. Air Wisconsin continually works to create and foster a culture of safety, security and compliance that proactively identifies and manages risks to the operation and workplace before they can become injuries, incidents or accidents. All Air Wisconsin employees are required to maintain the highest levels of safety and security throughout its operation and organization and to proactively identify and immediately report hazards, safety concerns and incidents as well as any behavior that violates Air Wisconsin’s policies, regulatory requirements, laws and industry standards. Air Wisconsin is committed to:

•	establishing and annually reviewing specific safety objectives that are published and communicated to all employees and ensuring that the safety objectives are attained;

•	establishing and promoting safety programs and reporting processes that allow all employees to report hazards, safety concerns and incidents;

•

creating and maintaining a proactive reporting culture and ensuring that no disciplinary action will be taken against any employee for reporting through established non-punitive safety reporting methods;

•	continuously identifying and managing risk through open collaboration, dedication of resources and the systematic development and continuous improvement of formal controls; and

•	establishing, maintaining and periodically exercising an emergency response plan and procedures to ensure a safe transition from normal operations to emergency operations.

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

Foreign Ownership

Under DOT regulations and federal law, Air Wisconsin must be owned and controlled directly and indirectly by citizens of the United States. The restrictions imposed by federal law and regulations currently require that at least 75% of Air Wisconsin’s voting equity securities must be owned and controlled, directly and indirectly, by persons or entities who are citizens of the United States, as defined in the Federal Aviation Act and interpreted by the DOT, that the Company’s Chief Executive Officer, Air Wisconsin’s President and Chief Executive Officer, and at least two-thirds of the members of Air Wisconsin’s board of managers and the Company’s board of directors and other managing officers be citizens of the United States, and that Air Wisconsin and the Company be under the actual control of citizens of the United States. In addition, at least 51% of Air Wisconsin’s total outstanding equity securities must be owned and controlled, directly and indirectly, by citizens of the United States and no more than 49% of its equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access on air service routes between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. No more than 25% of Air Wisconsin’s equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have not entered into an “open skies” air transport agreement with the U.S. We are currently in compliance with these ownership provisions. In addition, the Company’s amended and restated certificate of incorporation and the Company’s amended and restated bylaws currently prohibit the transfer of any shares of the Company’s capital stock that would result in (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-2T(g)) of our then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of our then-outstanding capital stock. These restrictions on the transfer of the Company’s capital stock inhibit the acquisition of control of Air Wisconsin by any foreign citizen.

Consumer Protection Regulation

The DOT also has jurisdiction over certain consumer protection matters related to air transportation. This covers unfair or deceptive practices, unfair methods of competition, advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, customer complaints and transportation of passengers with disabilities. The DOT has adopted consumer protection rules regulating lengthy tarmac delays, chronically delayed flights, codeshare disclosure and undisclosed display bias. The DOT also has authority to review certain joint venture agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions. In the future, the DOT may adopt additional regulations that increase the costs of Air Wisconsin’s operations or otherwise adversely impact our financial performance.

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

Air Wisconsin remains committed to lowering its environmental footprint while continuing to offer safe and reliable service to its customers and the communities it serves. Through the use of software and training, Air Wisconsin manages its fuel usage in an effort to conserve fuel and reduce emissions. When possible, Air Wisconsin mitigates fuel usage by taxiing with the use of a single engine, improving the efficiency of aircraft routing, and using ground power when an aircraft is parked at the gate. Air Wisconsin has also implemented recycling initiatives and has worked aggressively to reduce its reliance on paper manuals and logs.

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

Corporate Information

The Company was originally formed in November 1992 as Initial Acquisition Corp. In March 1997, Initial Acquisition Corp. was merged with Hollis-Eden, Inc., becoming Hollis-Eden Pharmaceuticals, Inc. In February 2010, Hollis-Eden Pharmaceuticals, Inc. was merged with its wholly owned subsidiary and renamed Harbor BioSciences, Inc. In January 2012, the Company acquired 80% of the issued and outstanding capital stock of AWAC from Amun LLC (“Amun”), and in January 2016 the Company acquired the remaining 20% of the issued and outstanding capital stock of AWAC from Amun. AWAC owns all of the equity interests of Air Wisconsin. In February 2012, Harbor BioSciences, Inc. was merged with its wholly owned subsidiary and renamed Harbor Diversified, Inc.

Organizational Structure

The Company is a non-operating holding company that is the parent of a consolidated group of five subsidiaries: AWAC, Air Wisconsin, Lotus, AWF, and Therapeutics. In addition to Air Wisconsin, each of the subsidiaries is described below:

AWAC Aviation, Inc.

AWAC is a holding company and the sole member of Air Wisconsin. Air Wisconsin’s business and operations are described in detail throughout this Annual Report.

Lotus Aviation Leasing, LLC

Lotus was established to acquire and lease flight equipment to Air Wisconsin to support its flight operations. As of December 31, 2020, Lotus owned 47 engines. Lotus has no other material assets or operations.

Air Wisconsin Funding LLC

AWF was established to provide flight equipment financing to Air Wisconsin. As of December 31, 2020, Air Wisconsin had an outstanding balance of approximately $8.45 million, under a $35.0 million credit facility with AWF. AWF has a first priority security interest in the flight equipment purchased with the loan proceeds. AWF has no other material assets or operations.

Harbor Therapeutics, Inc.

Therapeutics is a non-operating entity with no material assets.

Trademarks

Air Wisconsin, the Air Wisconsin logo, and its other registered or common law trade names, trademarks, or service marks appearing in this Annual Report are Air Wisconsin’s intellectual property. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

Public Reporting Obligation

In February 2012, the Company’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending the Company’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. For the year ended December 31, 2020, the Company no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act. As a result, the Company determined that it is currently required to file reports and other information with the SEC pursuant to Section 15(d) of the Exchange Act. This Annual Report is being filed pursuant to these requirements.

Notwithstanding that the Company is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, the Company does not have a class of securities registered pursuant to Section 12 of the Exchange Act. As a result, the Company is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. If the Company becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which could result in the Company no longer being required to file SEC reports.

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

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, particularly in light of the fast-changing nature of the COVID-19 pandemic containment measures, the potential for future waves of outbreaks and the related impacts to the travel industry and on United, Air Wisconsin’s sole airline partner. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report.

Risks Related to Our Business

Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner.

We derive nearly all of our operating revenue from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenue for the years ended December 31, 2020 and 2019. The termination of the United capacity purchase agreement would have a material adverse effect on our business, financial condition and results of operations.

The United capacity purchase agreement expires in February 2023, unless United elects to exercise its option to extend the agreement. United is also permitted, subject to certain conditions, to terminate the agreement early in the event of Air Wisconsin’s material breach of the agreement. The United capacity purchase agreement is also subject to termination prior to expiration in various circumstances, including if Air Wisconsin’s controllable flight completion factor or departure performance falls below certain pre-determined levels, and in the event of a non-carrier-specific grounding of at least a specified number of Air Wisconsin’s aircraft, in each case for a specified period of time. Disputes between United and Air Wisconsin have arisen in the past, and, while the prior disputes have been resolved, it is possible that new disputes may arise in the future. New disputes or disagreements with United could result in Air Wisconsin incurring negotiation or resolution costs or entering into litigation or other proceedings. Even if resolved in Air Wisconsin’s favor, the existence of a dispute could harm Air Wisconsin’s relationship with United.

Air Wisconsin currently uses the systems, facilities and services of United to support a significant portion of its operations. If United were to cease to maintain any of these systems, close any of these facilities, or no longer provide these services to Air Wisconsin, whether due to termination of the United capacity purchase agreement, a strike or other labor interruption by United personnel, bankruptcy or other financial hardship experienced by United, or for any other reason, Air Wisconsin may not be able to obtain access to alternative systems, facilities or services on terms and conditions as favorable as those it currently receives, or at all. Upon certain termination events described in the United capacity purchase agreement, United could require Air Wisconsin to sell or assign to United certain facilities and assets that Air Wisconsin uses in connection with the services it provides. As a result, in order to offer airline service after termination of the United capacity purchase agreement, Air Wisconsin may have to replace these facilities, assets and services. Air Wisconsin may be unable to arrange such replacements on satisfactory terms, or at all.

Delta Airlines has announced that it intends to retire the CRJ-200 aircraft in its fleet by 2023. If the United capacity purchase agreement were to be terminated, or if United chose to remove 50-seat aircraft, such as Air Wisconsin’s CRJ-200 aircraft, from its fleet, or otherwise decided not to extend the agreement, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenue or earnings to offset the financial impact. United is not under any obligation to extend the term of the United capacity purchase agreement, whether on similar terms or at all.

The United capacity purchase agreement permits United to terminate the agreement upon certain changes of control of Air Wisconsin, which could limit Air Wisconsin’s ability to pursue certain corporate transactions. A termination or expiration of this agreement would likely have a material adverse effect on our financial condition, results of operations, liquidity and ability to satisfy debt obligations, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft and spare engines. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.

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

We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including the impact of the reduction in passenger flight demand due to the COVID-19 pandemic or other widespread outbreaks of communicable diseases, may have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2020, United experienced a significant decline in flight demand related to COVID-19 and a resulting material deterioration in its revenue. While there has been a modest demand recovery, this reduction in demand is expected to continue. United has indicated that it expects its results of operations to continue to be materially impacted through 2021.

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

Under the terms of the United capacity purchase agreement, United has the ability to schedule Air Wisconsin’s flights in any manner that serves United’s purposes, subject to certain reasonable operating constraints which do not prevent United from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time, United schedules Air Wisconsin’s flights in a manner which creates operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, or by providing Air Wisconsin with flight schedules that are inconsistent with Air Wisconsin’s existing operational footprint. These actions have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Certain factors, such as the COVID-19 pandemic, have led, and may in the future lead, United to modify the anticipated utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, some of which are beyond Air Wisconsin’s control. Any factors that continue to cause United to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. United has stated publicly that it does not expect recovery from COVID-19 to follow a linear path and, as such, the actual number of flights United schedules under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated or which United initially communicated for the period.

The amounts Air Wisconsin receives under the United capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.

Under the United capacity purchase agreement, a portion of the revenue Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid at the rates set in the agreement, our financial position and operating results will be negatively affected.

Air Wisconsin’s current growth opportunities, strategic operating plan and future growth opportunities may be limited by the United capacity purchase agreement or a number of factors impacting the airline industry, including the COVID-19 pandemic.

Growth opportunities within United’s current flight network may be limited by various factors, including “scope” clauses in United’s current collective bargaining agreements with its pilots that restrict the number and size of regional aircraft that may be operated in its flight systems that are not flown by its pilots. Although United has significant room under its scope clauses with respect to 50-seat aircraft, which comprise Air Wisconsin’s fleet, these clauses could limit Air Wisconsin’s ability to operate larger aircraft for United which would limit Air Wisconsin’s expansion opportunities. United is under no obligation to provide Air Wisconsin with an opportunity to fly additional aircraft within its system or to otherwise expand its relationship with Air Wisconsin.

Further, Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including access to airport terminals and facilities, terms of United’s collective bargaining agreements limiting the usage of regional carriers, capital expenditures required to maintain or expand fleet operations, significant changes in variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, and the excess capacity in the industry due to the significantly depressed passenger demand for air travel due to the COVID-19 pandemic, we believe limited growth opportunities exist. To take advantage of these opportunities, to the extent and in the event that passenger demand for air travel rebounds, Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to the significant decline in passenger demand for air travel and the resulting economic disruption, there may not be any new or additional flying opportunities available to Air Wisconsin. In addition, even if Air Wisconsin is offered these growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.

Air Wisconsin currently operates only one aircraft type, and relies on one aircraft manufacturer and one engine manufacturer, and any operating restrictions or safety concerns applicable to this aircraft or engine type, or any failure to receive sufficient maintenance and support services from these manufacturers, would negatively impact our business and financial condition.

Air Wisconsin currently relies on a single aircraft type, the CRJ-200 regional jet, and a single engine type, the General Electric (“GE”) CF34-3B1 engine. The issuance of Federal Aviation Administration (“FAA”) or manufacturer directives restricting or prohibiting the use of this aircraft type or engine type, or Air Wisconsin’s inability to obtain necessary goods and services related to this aircraft type or engine type, would negatively impact our business and financial results. In addition, any concerns raised regarding the safety or reliability of the CRJ-200 regional jet or the GE CF34-3B1 engine, whether or not directly associated with Air Wisconsin’s fleet, could result in concerns about Air Wisconsin’s fleet that could negatively impact our business.

Air Wisconsin has been highly dependent upon Bombardier, Inc. (“Bombardier”), as the sole manufacturer of Air Wisconsin’s aircraft, and GE, as the sole manufacturer of Air Wisconsin’s aircraft engines, to provide sufficient parts or related maintenance and support services to it in a timely manner. In June 2020, Bombardier consummated an agreement with Mitsubishi Heavy Industries, Ltd (“Mitsubishi”), pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, such as type certificates, maintenance, support, refurbishment, marketing and sales activities. We cannot predict what effect, if any, the closing of this transaction may have on Mitsubishi’s continued support of the CRJ-200 regional jet or Air Wisconsin’s continued ability to obtain required parts and services. Air Wisconsin’s operations could be materially and adversely affected by the failure or inability of Mitsubishi or GE to provide required maintenance or support services, or the interruption of Air Wisconsin’s operations as a result of unscheduled or unanticipated maintenance requirements for Air Wisconsin’s aircraft or engines.

Air Wisconsin has a significant amount of debt and other contractual obligations that could impair its liquidity and ability to obtain additional financing and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.

The airline business is capital intensive and, as a result, Air Wisconsin is highly leveraged. As of December 31, 2020, Air Wisconsin had approximately $117.8 million (including capitalized interest of $10.9 million) in total third-party debt, which was incurred primarily in connection with the acquisition of aircraft, and most of which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts.

Air Wisconsin is subject to various covenants under its financing agreements. Air Wisconsin’s failure to comply with obligations under these credit facilities, which may be affected by factors beyond Air Wisconsin’s control, could result in an event of default under the facilities. A default, if not cured or waived, could permit the lender to accelerate payment of the loans. In addition, the lender would have the right to proceed against the collateral security granted to a trustee for its benefit, which consists of substantially all of the aircraft, engines and parts owned by Air Wisconsin. If this debt is accelerated, we cannot be certain that Air Wisconsin will have funds available to pay the debt or that it will have the ability to refinance the debt on terms favorable to it, or at all. If Air Wisconsin could not repay or refinance the accelerated debt, it could be insolvent and could seek to file for bankruptcy protection.

In addition, the Payroll Support Program Agreement (the “PSP-1 Agreement”) that Air Wisconsin entered into in April 2020 with the U.S. Department of the Treasury (“Treasury”) pursuant to the federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Payroll Support Program Extension Agreement (the “PSP-2 Agreement”) that Air Wisconsin entered into in March 2021 with the Treasury pursuant to Subtitle A of Title IV of Division N of the federal Consolidated Appropriations Act of 2021 (the “PSP Extension Law”) contain various covenants. If Air Wisconsin fails to comply with its obligations under those agreements or other agreements Air Wisconsin may enter into with the Treasury for additional payroll support, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.

We cannot be certain Air Wisconsin’s operations will generate sufficient cash flow to make its required payments under its debt and other contractual arrangements. Air Wisconsin does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated. If Air Wisconsin is unable to pay its debts as they come due, or is unable to obtain waivers or extensions of time for such payments, its secured lenders could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2020, 841 of Air Wisconsin’s employees were represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America (“TWU”). The terms and conditions of future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher costs than Air Wisconsin, which may result in higher industry wages and increased pressure on Air Wisconsin to increase the wages and benefits of its employees. Future agreements may be on terms that are less favorable to Air Wisconsin than its current agreements or not comparable to agreements entered into by its competitors. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Any agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages.

Maintenance costs will likely increase as the age of Air Wisconsin’s fleet increases.

The average age of Air Wisconsin’s CRJ-200 regional jets as of December 31, 2020 was more than 18 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. Any unexpected increase in Air Wisconsin’s maintenance costs as its fleet ages, or decreased revenue resulting from out-of-service periods, could have an adverse effect on our financial condition and operating results.

The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.

Our future success depends on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the agreements that Air Wisconsin has entered into, and expects to enter into, with the Treasury in connection with the Treasury provided payroll support impose significant restrictions on Air Wisconsin’s executive compensation. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to attract or retain qualified management personnel and other employees would have a material adverse effect on our business, results of operations and financial condition.

Should the passenger demand for air travel rebound following the COVID-19 pandemic, Air Wisconsin may experience difficulty hiring, training and retaining a sufficient number of qualified pilots, which may negatively affect our operations and financial condition.

Historically, the supply of qualified pilots to the airline industry has been limited, which created difficulty hiring, training and retaining a sufficient number of qualified pilots. In July 2013, the FAA issued stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the “FAA Qualification Standards”), and the FAA also mandated stricter rules to minimize pilot fatigue, increasing the number of pilots required to be employed for Air Wisconsin’s operations as they existed prior to the COVID-19 pandemic and correspondingly increasing Air Wisconsin’s labor costs. As a result of the significant decline in passenger demand due to the COVID-19 pandemic, there is no current shortage of qualified pilots in the airline industry. But if passenger demand for air travel increases following the COVID-19 pandemic, Air Wisconsin may again experience challenges in hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from the hiring needs of other airlines. Air Wisconsin has historically also experienced increases in time and resources required to train pilots due to several factors, including limited availability of flight simulators and instructors. If future pilot attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots, Air Wisconsin may be unable to fly the number of flights required under the United capacity purchase agreement, which may result in penalties under the agreement that would negatively impact our operations and financial condition.

Information technology security breaches, hardware or software failures or other information technology infrastructure disruptions may negatively impact Air Wisconsin’s business, operations and financial condition.

The performance and reliability of Air Wisconsin’s technology, the technology of United, and the technology of our third-party service providers, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology, or that of United or our third-party service providers, could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs. Air Wisconsin’s technological systems, software and related data, those of United, and those supplied by our third party service providers, may be vulnerable to a variety of sources of interruption or exploitation due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and the U.S. Department of State issued a Level 4 “do not travel” advisory for all international travel due to the global impact of COVID-19. Air Wisconsin’s amount of flying remains significantly impacted by the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic, during the first quarter of 2020, resulting in a first quarter net loss. As of the date of filing of this Annual Report, United expects demand will remain suppressed in 2021. As a result of lowered demand, United has made significant cuts to its scheduled capacity since June 2020.

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

The full extent of the impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies employed by United, the duration and spread of COVID-19, the impact of COVID-19 on overall long-term demand for air travel, the impact of the COVID-19 pandemic on our financial health and operations and those of United, United’s compliance with the United capacity purchase agreement, and future governmental actions, all of which are highly uncertain and cannot be predicted. A long-term continuation of reduced passenger demand for air travel could have a material adverse effect on our business, operating results, financial condition and liquidity. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth herein.

Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic. In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). In September 2020, ExpressJet ceased operations. As of the date of this filing, in addition to ExpressJet, Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations as a result, at least in part, due to the COVID-19 pandemic’s impact on their business. In addition, a further outbreak of COVID-19, an outbreak of another disease or similar public health threat, or any other event that would affect travel demand, travel behavior or travel restrictions, including the material decline in passenger demand for air travel, and the significant risks and disruptions caused by the COVID-19 pandemic, could have a material adverse impact on our business, financial condition and operating results and those of United.

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

In addition to the factors noted above, while Air Wisconsin is to some extent protected from certain market conditions under the United capacity purchase agreement, its operations and our financial condition are currently affected, and may in the future be affected, by many other industry factors and conditions beyond Air Wisconsin’s control, including, among others:

•	actual or potential changes in economic conditions, including disruptions in the credit markets, recession, inflation, increased interest rates or fluctuations in currency exchange rates;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism or other political instability;

•	changes in demand for airline travel or tourism and changes in consumer preferences, perceptions, discretionary spending or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation or other factors; and

•	labor disputes, strikes, work stoppages, or similar matters impacting employees.

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

The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom Air Wisconsin could enter into capacity purchase agreements. In addition, any further consolidation activity involving United, or reduction in the size of its network, could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to provide additional service to United. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs could negatively impact Air Wisconsin’s future growth opportunities.

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

The terrorist attacks of September 11, 2001 and their aftermath negatively impacted the airline industry in general. If additional terrorist attacks are launched, there may be lasting consequences, which may include loss of life, property damage, increased security measures, higher insurance costs, increased concerns about future terrorist attacks and additional government regulation, among other factors. Additional terrorist attacks, and warnings that such attacks may occur, could negatively impact the airline industry, and result in decreased passenger traffic, increased flight delays or cancellations, as well as increased security, fuel and other costs. A terrorist attack, whether or not involving Air Wisconsin’s aircraft, could have a material adverse impact on our business and operations.

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

All air carriers, including Air Wisconsin, are subject to regulation by the U.S. Department of Transportation (“DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. We cannot predict whether the cost of continued compliance with all applicable legal and regulatory requirements will have a material adverse effect on our operations. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of Air Wisconsin’s aircraft for any reason may have a material adverse effect on our operations. Air Wisconsin incurs substantial costs complying with applicable governmental regulations, and Air Wisconsin’s business may also be subject to additional costs as a result of potential regulatory changes, which additional costs could have an adverse effect on Air Wisconsin’s operations and our financial results. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect Air Wisconsin’s operations and require that it incur substantial ongoing costs.

Air Wisconsin is subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Air Wisconsin is subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require Air Wisconsin to reduce its emissions, secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of its operations to reduce emissions. Future policy, legal, and regulatory developments relating to the protection of the environment could have a direct effect on its operations (or an indirect effect through its third-party providers of goods or services or airport facilities at which it operates) and increase its costs and have a material adverse effect on its operations. Any such laws and regulations could have an adverse impact on our business, results of operations and financial condition.

Air Wisconsin is also subject to environmental laws and regulations that require it to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict and joint and several, meaning that Air Wisconsin could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to it, which liability could have an adverse impact on our results of operations and financial condition.

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

•

at least 51% of Air Wisconsin’s total outstanding equity securities must be owned and controlled by U.S. citizens and no more than 49% of Air Wisconsin’s equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access on air service routes between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country; and

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

The trading price of the Company’s common stock has been volatile. We believe the Company’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•

the impact of the COVID-19 pandemic or other pandemics and widespread outbreaks of communicable diseases on passenger demand for air travel, tourism, discretionary spending, consumer behavior and economic conditions;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations and our actual or perceived need for additional capital;

•	the illiquidity of the Company’s common stock and the lack of publicly available historical financial information regarding the Company and its subsidiaries;

•	market perceptions about our financial stability generally, and relative to our competitors, and perceptions about the financial stability of Air Wisconsin’s business partners;

•	market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service, and the operating performance, reliability and customer service of its partners and competitors;

•	factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;

•	announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors, including any new or amended capacity purchase agreement with United;

•	bankruptcies or other financial issues impacting Air Wisconsin’s partners or competitors;

•	purchases or sales of shares of the Company’s common stock by the Company or its principal stockholders pursuant to the Company’s publicly announced stock repurchase program or otherwise;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the impact of the application of accounting guidance; and

•	general political or economic conditions.

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

As of December 31, 2020, the Company had 54,863,305 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 28.0% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which were convertible into 16,500,000 shares of common stock, representing approximately 23.1% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock). Following the adjustment of the conversion price of the Series C Preferred effective as of January 7, 2021, pursuant to limitations set forth in the Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”), the Series C Preferred remains convertible into an aggregate of 16,500,000 shares of common stock as of the date of filing this Annual Report.

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

In February 2012, the Company’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending the Company’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. As a result, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, the last periodic report filed by the Company was the Annual Report on Form 10-K for the year ended December 31, 2011. As of January 1, 2020, the Company no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act, requiring the Company to resume filing reports and other information with the SEC pursuant to the Exchange Act.

The Company has incurred significant direct and indirect costs, and diversion of management time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the financial statements contained within our 2019 Annual Report and this Annual Report in accordance with SEC rules and the Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. The Company expects to incur significant additional costs relating to its public reporting obligations, which could have a negative impact on the Company’s results of operations.

The Company would again become eligible to suspend its public reporting obligations if it (i) determines in accordance with applicable SEC rules it has fewer than 300 stockholders of record as of certain points in time, (ii) does not file registration statements pursuant to the Securities Act, and (iii) meets certain other requirements under applicable SEC rules. If the Company becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which would result in the Company no longer being required to file SEC reports. If the Company ceases filing reports and other information with the SEC, it would significantly reduce the amount of publicly available information about the Company and its subsidiaries, which could have the effect of reducing the trading volume and price of the Company’s common stock.

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

The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends on such shares in the foreseeable future. The United capacity purchase agreement, Air Wisconsin’s credit agreements and the agreements with the Treasury for payroll support all contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. Thus, the source of any future dividends may be limited to cash available from the Company’s other subsidiaries. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the Board of Directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the Company’s common stock. However, as a result of numerous risks and uncertainties described in this Annual Report, the trading price of the Company’s common stock may not appreciate and may decline significantly.

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

We are subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that we file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs, made some of our business activities more difficult or costly, and increased demand on our management team. Significant additional resources and management oversight may be required to maintain and, as required, enhance our disclosure controls and procedures and internal control over financial reporting.

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

We have previously identified material weaknesses in our internal control over financial reporting and we could identify additional material weaknesses or significant deficiencies in future periods.

In connection with the audit of our consolidated financial statements included within the 2019 Annual Report, we identified multiple material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

While we have remediated the previously identified material weaknesses, we may identify additional material weaknesses in future periods, and we cannot be certain that we will be successful in preventing or remediating future significant deficiencies or material weaknesses in internal control over financial reporting. We expect to continue to incur significant costs and diversion of management resources in an effort to enhance our controls and procedures. In addition, these efforts may divert management’s attention from other business concerns, which could harm our results of operations. Any newly identified material weaknesses could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of the Company’s common stock.

Share repurchases could increase the volatility of the trading price of our common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

The Company’s board of directors has adopted a stock repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time. Although the Company’s board of directors has authorized the repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time.

Repurchases of the Company’s common stock could increase the volatility of the trading price, which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of the Company’s common stock may decline below the levels at which we repurchased shares. Although the repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so.

The Company may be at increased risk of securities class action and other litigation.

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

Aircraft Fleet

As of December 31, 2020, Air Wisconsin owned 64 CRJ-200 regional jets. The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.

The following table summarizes Air Wisconsin’s ASMs flown and contract revenue recognized under the United capacity purchase agreement for the years ended December 31, 2020 and 2019, respectively.

Year Ended December 31, 2020			Year Ended December 31, 2019
Available Seat Miles	Contract Revenue	Contract Revenue per ASM	Available Seat Miles	Contract Revenue	Contract Revenue per ASM
(in thousands, except in cents)			(in thousands, except in cents)
864,494	$ 185,866	¢ 21.50	1,925,371	$ 263,495	¢ 13.69

In addition to aircraft, Air Wisconsin has offices, crew bases and maintenance facilities to support its operations. All of Air Wisconsin’s material facilities held as of December 31, 2020 are summarized in the following table:

Type	Location	Ownership	Approximate Square Footage
Corporate Headquarters	Appleton, Wisconsin	Leased	20,140
Maintenance Hangar	Appleton, Wisconsin	Leased	37,200
Disaster Recovery Center	Appleton, Wisconsin	Leased	2,610
Maintenance Hangar	Dayton, Ohio	Leased	21,500
Maintenance Hangar	Milwaukee, Wisconsin	Leased	60,000

All leases above are long term and expire between May 2022 and November 2033.

In July 2003, Air Wisconsin financed the Milwaukee maintenance hangar through the issuance of approximately $4.3 million principal amount of City of Milwaukee, Wisconsin variable rate industrial development bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest was payable semiannually. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the balance sheets. The hangar is accounted for as a right-of-use asset.

We believe Air Wisconsin’s facilities are suitable and adequate for its current and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors. As of December 31, 2020, our management believed, after consultation with legal counsel, that the ultimate outcome of any investigative inquiries, legal proceedings and other disputes then outstanding, was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Holders of Record

As of January 1, 2021, there were approximately 403 holders of record of the Company’s common stock. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, not all of which are known to the Company, the Company is unable to provide the exact number of stockholders represented by these record holders.

The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company, LLC.

Dividends

The Company has not declared or paid any cash dividends on its capital stock. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. In addition, the PSP-1 Agreement that Air Wisconsin entered into in April 2020 with the Treasury pursuant to the CARES Act and the PSP-2 Agreement that Air Wisconsin entered into in March 2021 with the Treasury pursuant to the PSP Extension Law contain various covenants, that, respectively, prevent the Company from paying dividends prior to October 1, 2021 and March 31, 2022, respectively. As a result, the source of any future dividends may be limited to existing cash available at the Company and from its other subsidiaries. Any future determination to pay dividends will be at the discretion of the Company’s board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the Company’s board of directors deems relevant.

Unregistered Sales of Equity Securities

On January 17, 2020, the Company completed the acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Series C Preferred. This sale of securities was made pursuant to the exemption from the registration provisions of the Securities Act for issuances not involving a public offering provided by Rule 506 of Regulation D promulgated under the Securities Act. There were no other unregistered sales of the Company’s equity securities during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any “affiliated purchaser” of the Company acquired any shares of the Company’s equity securities during the fiscal year ended December 31, 2020.

On March 30, 2020, the Company’s board of directors adopted a stock repurchase program pursuant to which the Company may initially repurchase up to $1.0 million of shares of its common stock from time to time during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. The Company may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. The Company is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company,” the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and the other financial information included within this Annual Report on Form 10-K (this “Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.”

Overview

Harbor Diversified, Inc. (the “Company”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier. The Company is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity with no material assets. Because the Company consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to the Company, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include the Company and its consolidated subsidiaries, they may be jointly referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as the “Company.”

For the year ended December 31, 2020, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenue for the years ended December 31, 2020 and 2019, was derived from operations associated with the United capacity purchase agreement.

Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The agreement also provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The United capacity purchase agreement also has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement.

Impact of the COVID-19 Pandemic on Our Business and Industry

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic, and, in response, federal, state, local, and foreign governments implemented “shelter-in-place” and “stay-at-home” orders and guidelines, quarantine orders, travel restrictions, and other similar restrictions in an attempt to control the spread and mitigate the impact of COVID-19. As of the date of this Annual Report, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which Air Wisconsin operates.

Focus on Safety for Employees and Passengers

The safety and well-being of our employees and passengers are our priority. Throughout the COVID-19 pandemic, Air Wisconsin has taken numerous steps to provide its employees and passengers with the ability to take appropriate safety measures in accordance with guidelines provided by the Centers for Disease Control and Prevention, including working with United to:

•	Enhance Air Wisconsin’s aircraft cleaning and sanitation procedures;

•	Provide gloves, masks and other personal protective equipment for crewmembers;

•	Provide options to Air Wisconsin’s employees who are diagnosed with COVID-19, including pay protection and extended leave options;

•	Implement workforce social distancing, mask requirements and other protection measures, and enhanced cleaning of our facilities;

•	Add work-from-home flexibility for administrative employees; and

•	Provide regular, ongoing communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

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

This decline in passenger demand for air travel led to a material reduction in seat capacity in April 2020, during which month the International Air Transport Association (“IATA”) reported that seat capacity in the United States was 60% lower than in the same period in April 2019. Roughly two-thirds of the global commercial fleet was grounded by the end of April. In May 2020, the Transportation Security Administration reported that 87% fewer people passed through U.S. airport checkpoints than on the same day in the previous year. Since April 2020, industry-wide capacity contraction has shown modest improvements; however, the pace of improvement has remained slow, with new spikes in COVID-19 cases slowing or reversing recoveries. In December 2020, IATA reported that domestic seat capacity was 42.9% lower than the same period in December 2019, with industry-wide passenger load factor (a measure of capacity utilization of airlines) on average 17.8 percentage points lower than 2019. While some indicators of business activity, such as retail sales, suggest that the ease of lockdowns and resumption of business may steady the decline of passenger demand, IATA has reported that fresh outbreaks of COVID-19 and government reliance on travel restrictions and quarantine orders may continue to subdue consumer confidence in air travel.

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

In response to lower demand for air travel, in the months of April through December 2020, United cut its scheduled capacity by between approximately 50% and 90%. As a result, beginning in March 2020, United significantly reduced Air Wisconsin’s scheduled departures and block hours actually flown, and temporarily ceased Air Wisconsin’s operations at Washington-Dulles from May 2020 through August 2020. While the continued severity and duration of the impacts of the COVID-19 pandemic are difficult to predict, the COVID-19 pandemic has continued to impact our financial condition and results of operations through the date of this Annual Report, which we expect to continue in the near term and result in a material impact on our financial condition, liquidity, and results of operations in future periods. Thus, the magnitude and scope of the effects on our business, including the number of daily flights operated by us, and future results of operations, are highly uncertain and subject to change. Our forecasted expense reduction and liquidity management measures discussed below may be modified as we more clearly understand the timing of the recovery of passenger demand for air travel, and the scope of the broader economic impacts of the pandemic. However, Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the COVID-19 pandemic on our financial condition, liquidity and results of operations.

Impact on Competitive Environment

Worldwide, several regional and larger carriers have ceased operations as a direct result of the COVID-19 pandemic. In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). ExpressJet ceased operations in September 2020. As of the date of this filing, in addition to ExpressJet, Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations.

Expense Management

We have taken a number of actions in response to the financial uncertainty and health concerns raised by the COVID-19 pandemic. During 2020, we implemented cost-reduction initiatives to mitigate the impact on our operations and financial condition, while also protecting the safety of our customers and employees. Air Wisconsin delayed certain planned capital and operating expenditures, through actions it took such as delaying non-essential planned heavy airframe maintenance events, delaying non-essential maintenance events associated with engines and rotable parts, seeking concessions from third-party suppliers, offering voluntary short-term unpaid leave to employees, deferring the payment of the employer’s portion of employees’ social security tax payments, and furloughing certain employees. Air Wisconsin has been able to responsibly delay certain non-essential maintenance events primarily as a result of its reduced flight schedules.

In July 2020, Air Wisconsin informed approximately 871 employees that they might be furloughed or laid off as of October 1, 2020, through notices given pursuant to the federal Worker Adjustment and Retraining Notification (“WARN”) Act; and on October 1, 2020, Air Wisconsin furloughed or laid off approximately 305 employees, due to the COVID-19 pandemic and the resulting decrease in passenger demand for air travel. As of the date of this Annual Report, 116 of those employees who were furloughed have been recalled, accepted the recall offer and remain employed by Air Wisconsin. Through notices given in January 2021 pursuant to the WARN Act, Air Wisconsin informed approximately 150 pilots, each of whom had received the October 2020 WARN Act notices, that they might be furloughed on April 1, 2021, due to the COVID-19 pandemic and the resulting decrease in passenger demand for air travel. As of the date of this Annual Report, no furloughs have yet been issued pursuant to these notices. The necessity and scope of any additional furloughs are highly uncertain and will be impacted by a number of factors, including the demand for air travel generally, the actual or estimated block hours for which Air Wisconsin is scheduled under the United capacity purchase agreement, and the timing and extent of any additional governmental assistance provided under the CARES Act, the PSP Extension Law and the American Rescue Plan (each described below) or otherwise.

Paycheck Protection Program

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), intended to provide economic relief to United States businesses affected by the COVID-19 pandemic, was signed into law. In April 2020, Air Wisconsin received a $10.0 million loan (“SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the CARES Act and administered by the Small Business Administration (“SBA”). The loan is forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, leave payments and utility payments. These amounts were expended by Air Wisconsin during the year ended December 31, 2020. However, the process for applying for forgiveness with the lender has not been announced as of the date of filing this Annual Report. Therefore, as of the filing of this Annual Report, the loan has not been forgiven.

Payroll Support Program

In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP-1 Agreement”) with respect to payroll support from the U.S. Department of the Treasury (“Treasury”) under the payroll support program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin received approximately $42.2 million in 2020. These funds have been used to pay for the salaries and benefits of Air Wisconsin’s employees. The PSP-1 Agreement contains various covenants, including that the Payroll Support Program proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020 without that employee’s consent. Through September 30, 2021, the PSP-1 Agreement also prohibits: (i) Air Wisconsin or any of its affiliates from purchasing an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange and (ii) Air Wisconsin from paying dividends, or making any other capital distributions, with respect to the common stock (or equivalent equity interest) of Air Wisconsin. If Air Wisconsin fails to comply with its obligations under the PSP-1 Agreement, it may be required to repay the funds provided to it under that agreement. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. In addition, the CARES Act authorizes the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support under the CARES Act until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the agreement. For additional information, refer to Note 8, Commitments and Contingencies, in our audited consolidated financial statements included in this Annual Report.

In December 2020, Congress adopted, and the President signed, the federal Consolidated Appropriations Act of 2021 (the “PSP Extension Law”), Subtitle A of Title IV of Division N of which provides for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement (the “PSP-2 Agreement”), which is substantially similar to the PSP-1 Agreement. Air Wisconsin expects to receive approximately $28.3 million pursuant to the PSP-2 Agreement, approximately $15.5 million of which was received in March 2021 and the balance of which is expected to be received in April 2021.

In March 2021, Congress adopted, and the President signed, the federal American Rescue Plan Act of 2021, Subtitle C of Title VII (the “American Rescue Plan”) of which provides further payroll support to eligible air carriers. Air Wisconsin expects to apply for payroll support under the American Rescue Plan and expects that it will be required to enter into an agreement substantially similar to the PSP-1 Agreement and the PSP-2 Agreement, if it receives payroll support under the American Rescue Plan.

For additional information related to the COVID-19 pandemic, refer to the sections entitled “Business – Impact of COVID-19 on Our Business and Industry,” and “Risk Factors” within this Annual Report within this Annual Report.

2020 Financial Highlights

For the year ended December 31, 2020, we had total operating revenue of $185.9 million, a 29.5% decrease, compared to $263.6 million for the year ended December 31, 2019. Net income for the year ended December 31, 2020 was $39.8 million, or net income of $0.71 per basic share and $0.56 per diluted share, compared to a net loss of $19.2 million, or $0.35 per basic and diluted share, for the year ended December 31, 2019. For additional information, refer to Note 12, Earnings per Share, and Note 13, Stock Options, in our audited consolidated financial statements included in this Annual Report.

Revenue

The number of aircraft we have in scheduled service and the block hours and departures we generate from our flights are primary drivers of our revenue under the United capacity purchase agreement. As a result of lower passenger demand from the COVID-19 pandemic, block hours decreased from 161,566 during the year ended December 31, 2019 to 74,438 during the year ended December 31, 2020, or by 53.9%, and the number of departures decreased from 105,360 in 2019 to 52,405 in 2020, or by 50.3%.

Primarily as a result of the reduced flight schedules during the year ended December 31, 2020 compared to the year ended December 31, 2019, revenue from the United capacity purchase agreement decreased by 29.5% to $186.0 million. Furthermore, we deferred recognizing revenue of $43.2 million related to fixed payments received under the United capacity purchase agreement during the year ended December 31, 2020 as a result of significant reductions to our flight schedules. For additional information, refer to the section entitled “–Revenue Recognition.”

However, as a result of the October 2020 amendment to the United capacity purchase agreement, we recognized $28.7 million of revenue during the year ended December 31, 2020, resulting from the payment or accrual by United to Air Wisconsin based on certain scheduling benchmarks. For additional information, refer to Note 1 to Consolidated Financial Statements “–Contract and Other Revenues.”

Operating Expenses

Our total operating expenses decreased $141.9 million, or 49.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease    was due to a number of factors including a significant reduction in the number of flights we operated as a result of the COVID-19 pandemic. Further, due to the acquisitions of formerly leased aircraft in 2019 and 2020 aircraft rent decreased by $36.4 million in 2020 when compared to 2019, partially offset by an increase in depreciation of $8.9 million in 2020. Additionally, we recorded $42.2 million in payroll support grants received from the Treasury under the CARES Act as an offset to our operating expenses during the year ended December 31, 2020. For additional information, refer to the section entitled “–Results of Operations—Operating Expenses.”

Stock Repurchase Program

The Company’s board of directors has adopted a stock repurchase program pursuant to which the Company may initially repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. The Company may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. The Company is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

Economic Conditions, Challenges and Risks Impacting Financial Results

We believe that, although the United capacity purchase agreement reduces Air Wisconsin’s exposure to certain risks, its operating and business performance is driven by various factors that typically affect regional airlines and their markets, including factors that affect the broader airline and travel industries. The following key factors, in addition to the impact of the COVID-19 pandemic, may materially affect our future performance.

Contract Disputes. More than 99% of our operating revenues for the year ended December 31, 2020 were derived from operations associated with the United capacity purchase agreement. Agreements such as the United capacity purchase agreement are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements.

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

Competition. The airline industry is highly competitive. Air Wisconsin competes principally with other regional airlines. We believe that major airlines typically award capacity purchase agreements to regional airlines based on the following criteria: aircraft fleet type; ability to fly proposed schedules; availability of labor resources, including pilots; proposed economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors. The extension of the United capacity purchase agreement and Air Wisconsin’s ability to earn additional flying opportunities in the future will depend, in significant part, on its ability to maintain a low-cost structure competitive with other regional air carriers.

Maintenance Contracts, Costs and Timing. Air Wisconsin’s employees perform routine airframe and engine maintenance along with periodic inspections of equipment at its maintenance facilities. It also uses third-party vendors for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for Air Wisconsin’s aircraft. As of December 31, 2020, the average age of Air Wisconsin’s CRJ-200 regional jets was more than 18 years. We expect that maintenance costs will increase as its fleet continues to age.

We use the direct expense method of accounting for Air Wisconsin’s maintenance of airframes, rotable parts, and normal recurring maintenance and for Lotus’ maintenance of engines, pursuant to which we recognize the expense when the maintenance work is completed. We use the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled shop visit.

While Air Wisconsin keeps a record of expected maintenance events, the actual timing and costs of maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs.

Aircraft Leases. As of December 31, 2019, Air Wisconsin had thirteen aircraft in its fleet under lease. During the year ended December 31, 2020, in three different transactions, Air Wisconsin acquired all of the remaining aircraft that were under various lease agreements. Therefore, as of December 31, 2020, Air Wisconsin no longer had any operational aircraft under lease. In order to determine the proper classification of its leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of the aircraft, as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management to assess whether the lease is classified as an operating lease or a finance lease under existing accounting standards. All of Air Wisconsin’s aircraft leases are classified as operating leases. In accordance with the new accounting standard Accounting Standards Codification (“ASC”) Topic 842, which the Company adopted in 2019, these leases have been included on the Balance Sheet under Other Assets as operating lease right-of-use assets. For additional information, refer to Note 4, Property and Equipment, in our audited consolidated financial statements included in this Annual Report.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2020, Air Wisconsin had 1,042 full-time employees and 21 part-time employees, for a total of 1,063 employees, of which 841 were represented by unions. Air Wisconsin’s pilots, represented by the Airline Pilots Association, ratified a three-year extension to their collective bargaining agreement with Air Wisconsin in November 2019, and the agreement now becomes amendable in November 2022. Air Wisconsin’s collective bargaining agreement with its mechanics and related employees, represented by the International Association of Machinists and Aerospace Workers is amendable and is in mediated negotiations. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with Air Wisconsin’s unionized employees may adversely affect Air Wisconsin’s ability to conduct business.

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

Refer to the section entitled “Risk Factors” within this Annual Report for a discussion of certain risks and uncertainties applicable to our business and operations.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because the airline industry is subject to seasonal fluctuations and general economic conditions. While Air Wisconsin’s operations can be negatively impacted by factors outside of its control, including inclement weather, the United capacity purchase agreement mitigates some of the risks associated with seasonal fluctuations.

Components of Our Results of Operations

The following discussion summarizes the key components of our consolidated statements of operations.

Operating Revenue

Our consolidated operating revenue consists primarily of contract revenue from flight services.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to the United capacity purchase agreement, along with the additional amounts received based on the number of flights and block hours flown. The United capacity purchase agreement includes provisional cash payments four times a month based on a projected level of flying each month. Air Wisconsin and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis. In addition, contract revenue in 2020 includes the impact of the amendment to the United capacity purchase agreement that Air Wisconsin entered into in October 2020 which, among other things, settled certain disputes that had existed between United and Air Wisconsin regarding amounts owed to Air Wisconsin under the United capacity purchase agreement and provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The accruals are evidenced by notes receivable from United to Air Wisconsin.

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

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs include costs related to airframe and rotable overhauls, normal recurring maintenance and the cost of aircraft materials and parts related to Air Wisconsin’s CRJ-200 regional jets and the cost of engine maintenance by Lotus. With the exception of engine overhauls by Air Wisconsin, we record these costs using the direct expense method of accounting, pursuant to which the expense is recognized when the maintenance work is completed. As a result of using the direct expense method, the timing of maintenance expense reflected in the financial statements may vary from period to period. We capitalize Air Wisconsin’s engine overhaul costs, and the amortization expense is included in aircraft maintenance, materials and repairs using the deferral method of accounting; Air Wisconsin’s engine overhaul costs are amortized over the estimated useful life of the overhaul measured in engine cycles remaining until the next scheduled shop visit.

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

Interest Income. Interest income includes interest income earned on our cash and cash equivalent balance and notes receivable due from United.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

We had operating income of $43.4 million in the year ended December 31, 2020, compared to an operating loss of $20.9 million in the year ended December 31, 2019. In the year ended December 31, 2020, we had net income of $39.8 million compared to a net loss of $19.2 million in the year ended December 31, 2019.

Operating Revenue

	Year Ended December 31,
	2020		2019		Change
Operating Revenue ($ in thousands):
Contract Revenue	$185,866		$263,495		$(77,629)	(29.5)%
Contract Services and Other	83		110		(27)	(24.5)%

Total Operating Revenue	$185,949		$263,605		$(77,656)	(29.5)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	864,494		1,925,371		(1,060,877)	(55.1)%
Block Hours	74,438		161,566		(87,128)	(53.9)%
Departures	52,405		105,360		(52,955)	(50.3)%
Revenue Passenger Miles (RPMs) (in thousands)	501,636		1,548,728		(1,047,092)	(67.6)%
Average Stage Length (in miles)	335		373		(38)	(10.2)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	21.50	¢	13.69	¢	7.81 ¢	57.0%
Passengers	1,444,274		4,109,788		(2,665,514)	(64.9)%

Total operating revenue decreased by $77.7 million, or 29.5%, during the year ended December 31, 2020, compared to the year ended December 31, 2019. Contract revenue in the year ended December 31, 2020 decreased by $77.6 million, or 29.5%, primarily due to a decrease in flying as a result of the COVID-19 pandemic. Air Wisconsin’s block hours flown during the year ended December 31, 2020 decreased 53.9%, compared to the year ended December 31, 2019, also due to the COVID-19 pandemic.

Operating Expenses

	Year Ended December 31,
	2020	2019	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$99,100	$126,505	$(27,405)	(21.7)%
Aircraft Fuel and Oil	55	172	(117)	(68.0)%
Aircraft Maintenance, Materials and Repairs	27,350	57,827	(30,477)	(52.7)%
Aircraft Rent	6,713	43,118	(36,405)	(84.4)%
Other Rents	4,580	8,372	(3,792)	(45.3)%
Depreciation, Amortization and Obsolescence	27,222	25,238	1,984	7.9%
CARES Act Payroll Support Program	(42,185)	—	(42,185)	(100.0)%
Purchased Services and Other	19,764	23,235	(3,471)	(14.9)%

Total Operating Expenses	$142,599	$284,467	$(141,868)	(49.9)%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	864,494	1,925,371	(1,060,877)	(55.1)%
Block Hours	74,438	161,566	(87,128)	(53.9)%
Average Stage Length (in miles)	335	373	(38)	(10.2)%
Departures	52,405	105,360	(52,955)	(50.3)%

Payroll and Related Costs. Payroll and related costs decreased $27.4 million, or 21.7%, to $99.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily driven by a decrease in pilot wages, bonuses and training expenses of $11.8 million. Other wages, taxes and benefits decreased by $9.0 million, and personnel expenses decreased by $6.6 million.

Aircraft Fuel and Oil. Substantially all fuel costs related to flying under Air Wisconsin’s capacity purchase agreement with United during the years ended December 31, 2020 and 2019 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. This decrease was primarily due to a significant reduction in the number of flights we operated as a result of the COVID-19 pandemic.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $30.5 million, or 52.7%, to $27.4 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was primarily driven a by a decrease in required maintenance due to a reduction in flying attributable to reduced passenger demand for air transportation.

Aircraft Rent. Aircraft rent expense decreased $36.4 million, or 84.4%, to $6.7 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was partly attributable to Air Wisconsin’s acquisition of 14 CRJ-200 aircraft in July 2019 resulting in aircraft lease termination costs in the amount of $19.4 million that was recorded as rent expense in September 2019. Comparable rent expense for these 14 aircraft in 2019 was $8.7 million. The Company’s acquisition from an affiliate of aircraft and engines in January 2020 resulted in reduced rent expense of $1.8 million for 2020 compared to 2019. In May 2020, Air Wisconsin purchased eight additional aircraft that it had previously leased resulting in a decrease of $6.9 million in aircraft rent, net of a lease termination fee of $0.8 million in 2020 when compared to 2019. In September 2020, Air Wisconsin purchased the remaining two leased aircraft that resulted in aircraft lease termination costs in the amount of $0.5 million that was recorded as rent expense in September 2020. Rent for these two aircraft in 2020 was $1.8 million compared to $2.7 million in 2019. For additional information, refer to Note 4, Property and Equipment, in our audited consolidated financial statements included in this Annual Report.

Other Rents. Other rents expense decreased $3.8 million, or 45.3%, to $4.6 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to a decrease of $1.6 million in engine rents resulting from the Company’s acquisition from an affiliate of engines in January 2020 and a decrease of $2.2 million in flight training simulator rental expense.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $2.0 million, or 7.9%, to $27.2 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily attributable to the acquisitions in July 2019, January 2020, May 2020 and September 2020 of aircraft and engines previously leased by Air Wisconsin. For additional information, refer to Note 4, Property and Equipment, in our audited consolidated financial statements included in this Annual Report.

CARES Act Payroll Support Program. In April 2020, Air Wisconsin entered into the PSP-1 Agreement to receive emergency relief through the Payroll Support Program in the form of payroll support paid in installments through October 2020. Air Wisconsin received approximately $42.2 million under the PSP-1 Agreement all of which was recognized during 2020 as a reduction in expense over the periods the payroll support was intended to offset payroll expenses.

Purchased Services and Other. Purchased services and other expense decreased $3.5 million, or 14.9%, to $19.8 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease is primarily due to a $0.5 million decrease in uncollectible accounts and a $1.4 million decrease in on call maintenance expense, line maintenance and charters, this is offset by a $0.5 million increase in professional, legal expenses, and other in 2020 compared to 2019, and $2.1 million more in losses on the sale and retirement of assets in 2019 when compared to 2020.

Other Income (Expense)

Interest Income. Interest income decreased $0.6 million, or 50.6%, to $0.6 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to a decrease in interest earned on short-term investments offset by interest earned on notes receivable from United in the amount of $0.3 million.

Interest Expense. Interest expense decreased $0.07 million, or 3.9%, to $1.7 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was due primarily to a decrease in the principal amount outstanding under Air Wisconsin’s credit agreements with its lender. For additional information, refer to the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within this Annual Report.

Other Income (Expense). Other income (expense) decreased $2.5 million, or 100.8%, to $0.02 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was attributable to the receipt of periodic payments in the year ended December 31, 2019 relating to the termination of residual value agreements on 35 owned aircraft.

Income Taxes

In the year ended December 31, 2020, our effective tax rate was 5.8%, compared to 1.8% in the year ended December 31, 2019. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax provision of $2.5 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

The income tax provision for the year ended December 31, 2020 resulted in an effective tax rate of 5.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income and changes in federal and state valuation allowances against deferred tax assets. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.

The income tax provision for the year ended December 31, 2019 resulted in an effective tax rate of 1.8%, which differed from the U.S. federal statutory rate of 21% primarily due to the impact of state taxes and permanent differences between financial statement and taxable income and changes in federal and state valuation allowances against deferred tax assets. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.

The Tax Cuts and Jobs Act, signed into law on December 22, 2017, decreased the federal statutory rate to 21% and also allowed for federal net operating losses to have an indefinite life with certain limitations. The Company’s net operating losses incurred in the year ended December 31, 2019 may be used to offset up to 80% of taxable income in a given year.

As of December 31, 2020, we had aggregate federal and state net operating loss carryforwards of approximately $27.6 million and $9.1 million. The federal net operating losses do not have an expiration date while the state net operating losses expire beginning in 2024, with some states having either longer expiration periods or none at all.

Refer to Note 5, Income Taxes, in our audited consolidated financial statements included in this Annual Report.

Liquidity and Capital Resources

The COVID-19 pandemic continues to evolve. As such, the ongoing impact that the pandemic will have on our financial condition, liquidity, and results of operations is highly uncertain. Management is actively monitoring the impact on our operations, suppliers, industry, and workforce. We are taking actions based on currently available information to address the changing business environment; however, we cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on our results of operations, financial condition, or liquidity. The travel restrictions and other initiatives adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on the demand for air travel.

Sources and Uses of Cash

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, and cash generated from operations. In the near term, Air Wisconsin expects to fund its primary cash requirements through cash generated from operations and cash and cash equivalents balances.

Air Wisconsin’s ability to service its long-term debt obligations and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain debt financing to achieve its longer-term objectives, which may not be available on acceptable terms.

We believe our available working capital and anticipated cash flows from operations will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this Annual Report. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the year ended December 31, 2020, we paid $8.7 million in capital expenditures primarily related to purchases of aircraft and, rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $130.4 million, inclusive of the $50.8 million in cash and cash equivalents held by Air Wisconsin. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibits it from paying, dividends or distributions to the Company. In addition, the PSP-1 Agreement and the PSP-2 Agreement prevent it from paying dividends prior to March 31, 2022.

Furthermore, as of December 31, 2020, Air Wisconsin had $107.8 million (including capitalized interest of $10.9 million) in secured indebtedness incurred in connection with the Aircraft Credit Agreements. In April 2020, Air Wisconsin also received $10.0 million under the PPP. Air Wisconsin’s primary uses of liquidity are capital expenditures and debt repayments. As of December 31, 2020, Air Wisconsin had $23.6 million of short-term debt, and $94.2 million of long-term debt.

Sources of cash for the year ended December 31, 2020 were primarily cash flow from operations of $73.2 million.

Restricted Cash

As of December 31, 2020, in addition to the cash and cash equivalents of $130.4 million, Air Wisconsin had $0.8 million in restricted cash which primarily relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program and landing fees at certain airports. Restricted cash includes amounts escrowed in an interest-bearing account that secure the credit facility.

Cash Flow

The following table presents information regarding our cash flow for each of the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Net Cash Provided by Operating Activities	$73,178	$25,546	$47,632	186.5%
Net Cash Used in Investing Activities	(8,654)	(20,936)	12,282	(58.7)%
Net Cash Used/Provided by Financing Activities	(3,604)	4,592	(8,196)	(178.5)%

Net Increase in Cash, Cash Equivalents and Restricted Cash	60,920	9,202	51,718	562.0%
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	70,273	61,071	9,202	15.1%

Cash, Cash Equivalents and Restricted Cash at End of Year	$131,193	$70,273	$60,920	86.7%

Net Cash Flow Provided by Operating Activities

During the year ended December 31, 2020, our cash flow provided by operating activities was $73.2 million. We had net income of $39.8 million which primarily resulted from lower expenses as a result of payroll support received under the PSP-1 Agreement, and lower expenses related to reduced flying activity, further adjusted for increases in cash primarily related to long-term deferred revenue of $30.7 million under the United capacity purchase agreement, depreciation and engine overhaul amortization of $28.5 million, $2.5 million related to operating lease right of use assets, contract liabilities of $12.3 million and deferred income taxes of $3.6 million, partially offset by decreases in cash primarily related to notes receivable of $32.4 million, accounts payable of $7.8 million, amortization of contract costs of $2.5 million, prepaid expenses of $1.9 million and accounts receivable of $2.4 million.

During the year ended December 31, 2019, our cash flow provided by operating activities of $25.5 million reflected Air Wisconsin’s improved block hour and departure production. We had a net loss of $19.2 million adjusted for the following significant non-cash items: depreciation, amortization and obsolescence of $25.2 million, lease termination costs of $19.4 million, amortization of engine overhauls of $4.1 million and amortization of contract costs of $3.7 million. We had a net change of $(3.7) million within other net operating assets and liabilities largely driven by accounts payable during the year ended December 31, 2019.

Net Cash Flow Used in Investing Activities

During the year ended December 31, 2020, our net cash flow used in investing activities was $8.7 million resulting primarily from the purchase of aircraft and an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement. During the year ended December 31, 2019, our net cash flow used in investing activities was $20.9 million. We invested $21.5 million in new and used aircraft engines to support Air Wisconsin’s fleet under the United capacity purchase agreement, offset by $0.6 million from proceeds on disposition of property and equipment.

Net Cash Flow (Used in) Provided by Financing Activities

During the year ended December 31, 2020, our net cash used in financing activities was $3.6 million, reflecting Air Wisconsin’s receipt of a $10.0 million loan under the PPP established pursuant to the CARES Act, partially offset by a dividend payment of $0.8 million on the Series C Preferred and payments of long-term debt of $12.8 million. During the year ended December 31, 2019, our net cash flow provided by financing activities was $4.6 million. Air Wisconsin received $11.8 million in proceeds from a note payable further described in the section entitled “– Other Credit Agreements” within this Annual Report. Air Wisconsin made $7.2 million of principal repayments on long-term debt during the period under those same agreements.

Commitments and Contractual Obligations

As of December 31, 2020, Air Wisconsin had $126.8 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $97.0 million in long-term notes payable related to owned aircraft used in continuing operations and a long-term note payable in the amount of $10.0 million under the PPP. As of December 31, 2020, Air Wisconsin also had $7.1 million of operating lease obligations primarily related to facilities. Air Wisconsin’s debt obligations set forth below include an aggregate of $12.7 million in projected interest costs through 2025 and beyond.

The following table sets forth our cash obligations as of December 31, 2020:

		Payment Due for Year Ended December 31, (in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Aircraft Notes Principal	$70,000	$7,000	$7,000	$7,000	$7,000	$42,000	$—
Aircraft Notes Interest	$10,850	$2,730	$2,450	$2,170	$1,890	$1,610	$—
Other Loans Principal	$36,988	$13,922	$16,660	$2,727	$2,754	$925	$—
Other Loans Interest	$1,853	$1,262	$378	$51	$24	$138	$—
Operating Lease Obligations	$7,129	$1,766	$1,778	$1,513	$1,103	$390	$579

Total	$126,820	$26,680	$28,266	$13,461	$12,771	$45,063	$579

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million commencing June 30, 2021, with certain additional amounts payable based on excess cash flow. No excess cash flow payments are anticipated in the above table. As of December 31, 2020, all of our long-term debt was subject to fixed interest rates. For additional information, refer to Note 6, Debt, included in our audited consolidated financial statements included in this Annual Report.

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

Each share of Series C Preferred is initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”). One of the requirements of the Certificate of Designations is that the Conversion Price be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” is the first 90-trading day period commencing on or after August 28, 2020 (which is the first trading day following the day that is 45 days following the date on which the Company provided notice to its stockholders of the filing of its 2019 Annual Report) during which an aggregate of at least 5.0% of the outstanding shares of common stock are traded. The Conversion Price has been adjusted as of January 7, 2021 to be $0.15091.

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, (the “Conversion Cap”) plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of the date of the adjustment to the Conversion Price, effective as of January 7, 2021, the Conversion Cap equaled 16,500,000 shares of common stock, and 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.

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

In January 2020, the Company also entered into an Investors’ Rights Agreement with Southshore, pursuant to which the Company agreed, if requested by Southshore at any time following the 180-day period after the Company became subject to the reporting requirements under the Exchange Act, to file with the SEC a registration statement on a Form S-1 with respect to at least 40% of the common stock issuable upon conversion of the Series C Preferred then outstanding (or a lesser percent if the anticipated aggregate offering price, net of selling expenses, would exceed $10 million), along with other registration rights. All reasonable expenses related to any such registration shall be borne by the Company. The Investors’ Rights Agreement further provides that, whenever the members of the Board of Directors are to be elected, Southshore will vote to elect a majority of directors comprising the Board of Directors that qualify as independent directors.

On April 15, 2020, June 30, 2020, September 29, 2020 and December 30, 2020, the Board of Directors declared dividends of $165, $198, $198 and $198, respectively, on the Series C Preferred, which were paid on April 20, 2020, July 1, 2020, September 30, 2020, and December 31, 2020, respectively.

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

As of December 31, 2020, pursuant to the Certificate of Designations, the Series C Preferred was convertible into an aggregate of 16,500,000 shares of common stock. Following the adjustment of the conversion price of the Series C Preferred effective as of January 7, 2021, the Series C Preferred is convertible into an aggregate of 16,500,000 shares of common stock, representing approximately 23.1% of the fully diluted shares of capital stock of the Company (assuming the full conversion of the Series C Preferred into common stock). Following the adjustment of the Conversion Price to $0.15091 per share, effective as of January 7, 2021, in accordance with the Conversion Cap set forth in the Certificate of Designations, the Series C Preferred remains convertible into an aggregate of 16,500,000 shares of common stock as of the date of filing this Annual Report.

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

Aircraft Operating Leases

As of December 31, 2020, Air Wisconsin had no operating aircraft remaining on lease. As of December 31, 2019, Air Wisconsin had 13 aircraft remaining on lease with lease terms ending within 12 months. Future minimum lease payments due under these aircraft operating leases were approximately $2.7 million as of December 31, 2019.

Debt and Credit Facilities

Aircraft Credit Agreements

In seven separate transactions occurring in 2003 and 2004, Air Wisconsin financed the acquisition of 35 CRJ-200 regional jets through the issuance of senior aircraft notes to a loan trustee on behalf of a senior lender (the “Lender”) and subordinated aircraft notes to the loan trustee on behalf of a subordinated lender (the “Subordinated Lender”). The senior aircraft notes and the subordinated aircraft notes were governed by seven credit agreements. Prior to December 2018, the Lender acquired all of the subordinated aircraft notes from the subordinated lender.

On December 24, 2018, Air Wisconsin entered into a debt restructuring arrangement with the Lender, as holder of all of the senior aircraft notes and subordinated aircraft notes, and a loan trustee for the Lender (the “Loan Trustee”). The seven original credit agreements were amended and restated as part of that restructuring, and those seven amended and restated credit agreements (the “Aircraft Credit Agreements”) remain in effect. Prior to the restructuring, the aggregate outstanding principal amount of the senior aircraft notes and the subordinated aircraft notes was approximately $246.8 million. Pursuant to the restructuring, the outstanding principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full, and the senior aircraft notes outstanding under the original credit agreements were cancelled and exchanged for notes in an outstanding principal amount of $70.0 million. All principal on the senior aircraft notes in excess of $70.0 million and all interest accrued on the senior aircraft notes prior to December 24, 2018 was forgiven and deemed paid in full. The notes issued under the Aircraft Credit Agreements (the “Aircraft Notes”) bear interest at the rate of 4% per annum and mature on December 31, 2025. Interest on the Aircraft Notes is paid quarterly. The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million commencing June 30, 2021, with certain additional amounts payable based on excess cash flow. Each Aircraft Note issued pursuant to an Aircraft Credit Agreement is secured by each aircraft acquired with the proceeds of any of the original seven credit agreements and by certain spare aircraft, spare engines and spare parts.

The Aircraft Credit Agreements contain covenants that, subject to exceptions described in the Aircraft Credit Agreements, include, without limitation, (i) require Air Wisconsin to provide certain financial and other information, (ii) provide certain inspection rights to the Loan Trustee, (iii) restrict Air Wisconsin’s ability to consolidate with or merge into any other person or sell, convey, lease or otherwise transfer all or substantially all of its assets to any other person, (iv) restrict Air Wisconsin’s ability to make payments to its affiliates, and (v) grant to the Loan Trustee security interests in certain after-acquired aircraft, spare engines and spare parts. The Aircraft Credit Agreements also contain customary events of default, including, without limitation: (a) payment defaults, (b) breach of covenants, (c) breach of representations and warranties, (d) cross-defaults, (e) certain bankruptcy-related defaults, (f) the occurrence of certain judgments, and (g) loss of first priority security interest in certain collateral. As of December 31, 2020, Air Wisconsin was in compliance with the covenants under the Aircraft Credit Agreements, and no event of default existed under the Aircraft Credit Agreements. Neither the Company nor any of its other subsidiaries has guaranteed or provided any other credit support with respect to the Aircraft Notes or other obligations of Air Wisconsin under the Aircraft Credit Agreements.

Other Credit Agreements

Air Wisconsin entered into a credit agreement with the Lender in June 2017 in the amount of approximately $14.4 million. This loan bore interest at a rate of 5% per annum. Principal and interest were paid quarterly, provided that the Lender on March 30, 2020 agreed to a deferral until September 30, 2020, of all interest and principal payments due between March 31, 2020 and September 29, 2020. This loan was secured by certain aircraft, spare engines and spare parts and was paid in full in December 2020.

In January 2018, Air Wisconsin entered into a second credit agreement with the Lender to borrow approximately $15.2 million in the year ended December 31, 2018. On December 24, 2018, the Lender and Air Wisconsin entered into a first amendment to that credit agreement in which the Lender agreed to make an additional loan in the amount of $5.8 million on April 30, 2019. In April 2019, Air Wisconsin entered into a second amendment with respect to the 2018 credit agreement that extended the due date of one of the payments due in the amount of $7.3 million from July 2019 to July 2020. In June 2019, Air Wisconsin entered into a third amendment to the 2018 credit agreement that changed the due date of the installment payment of $7.3 million, due July 2020, to December 2021. The amendment also provided Air Wisconsin the option to make the March 2020 and June 2020 payments under the 2017 credit agreement, totaling $7.2 million, in December 2019, in return for allowing the deferral of the December 2019 payment under the 2018 credit agreement, in the amount of $7.9 million, to be made into two installments of $4.0 million due in March and June of 2022. Air Wisconsin exercised this option. The June 2019 amendment also increased the loan amount of the 2018 credit agreement by $6.0 million, to a total of $27.0 million, and the amendment extended the maturity date to June 30, 2022, at which time the $6.0 million is also due. The loans under the 2018 credit agreement have an interest rate of 5% and a maturity date of June 30, 2022, and are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts. Air Wisconsin concluded that the amendments discussed above should be classified as a troubled debt restructuring due to the Lender granting changes to the amortization schedule and extending the loan maturity dates in the amendments. The 2017 credit agreement and the 2018 credit agreement with the Lender may be referred to herein as the “Other Credit Agreements.”

SBA Loan and Treasury Payroll Support

In April 2020, Air Wisconsin entered into an agreement with a lender for a $10.0 million loan under the small business Paycheck Protection Program established under the CARES Act and administered by the SBA to promote continued employment, which loan is forgivable subject to certain conditions, such as that the proceeds be used primarily for payroll purposes. Air Wisconsin has received the full amount of that loan. These amounts were expended by Air Wisconsin during the year ended December 31, 2020. However, the process for applying for forgiveness with the lender has not been announced as of the date of filing this Annual Report. Therefore, as of the date of filing this Annual Report, the loan has not been forgiven.

In April 2020, Air Wisconsin also entered into the PSP-1 Agreement with the Treasury for payroll support under the CARES Act in the amount of approximately $42.2 million, which was paid in several installments through October 2020. The PSP-1 Agreement contains various covenants, including that the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. As of December 31, 2020, Air Wisconsin has expended the amounts received and believes it has done so in accordance with the requirements of the PSP-1 Agreement.

Maintenance Commitments

Air Wisconsin has entered into three non-exclusive heavy maintenance services agreements for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin, and one exclusive engine maintenance agreement to perform certain maintenance, repair, restoration, overhaul, modification and other services on aircraft engines owned or operated by Air Wisconsin, with four maintenance and repair organizations, based on fixed pricing schedules. Two of the non-exclusive heavy maintenance services agreements are subject to certain escalation of labor rates, and have an initial term through September 2022 and December 2022, but Air Wisconsin has the right to extend the term for up to two renewal terms of one year each, on the same terms and conditions as during the initial terms. The third non-exclusive heavy maintenance service agreement is for a one-year term expiring on September 11, 2021. The exclusive engine maintenance agreement is subject to an annual escalation and has an initial term through May 2021, but Air Wisconsin has the right to extend the term for up to two renewal terms of one year each, on the same terms and conditions, including pricing, as during the initial term. Air Wisconsin has extended the term of this agreement for one year through May 2022. Due to reduced flying caused by the COVID-19 pandemic, Air Wisconsin’s expenditures under these agreements were significantly less in 2020 than in 2019.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) a retained or a contingent interest in transferred assets, (iii) an obligation under derivative instruments classified as equity or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development arrangements with us.

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

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, in our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

Because our flights are distinct services that have the same pattern of transfer to the customer, satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised in the capacity purchase agreement represent a series of services that are accounted for as a single performance obligation. Therefore, our contract revenues are recognized when service is provided and our performance obligation is determined on a per completed flight basis. The performance obligation of each completed flight is measured using departures.

Additionally, under the United capacity purchase agreement, we receive a fixed payment based on a daily rate for each aircraft covered by the agreement over the agreement term (“Fixed Payments”). We recognize revenue attributed to the Fixed Payments proportionate to the number of departures completed during each reporting period, relative to the estimated number of departures we anticipate completing over the remaining contract term. Due to the material decrease in completed departures in 2020 from historical levels and from anticipated future levels over the remaining contract term, we determined the amount of Fixed Payments we received in 2020 was disproportionately high relative to the number of departures we completed during 2020. As of December 31, 2020, we deferred recognizing revenue of $43.2 million in Fixed Payments we received during the 2020 calendar year. We deferred recognizing revenue of $22.5 million during the second quarter of 2020 when we had 4,663 departures, $15.4 million during the third quarter of 2020 when we had 8,527 departures, and $5.3 million during the fourth quarter of 2020 when we had 13,799 departures. The amount of deferred revenue from Fixed Payments we recognize will increase or decrease in future reporting periods depending on the number of departures we complete during such reporting period and our then-current forecast of departures we anticipate completing over the remaining contract term based on information available to us as that time. We anticipate we will continue to defer recognizing revenue in 2021 and may begin recognizing previously deferred amounts as revenue by the middle of 2021, depending upon actual and expected future departures.

Our revenues could be impacted by a number of factors, such as our flight schedules, terminations, weather, our estimates used to determine the amount of revenue we defer under the United capacity purchase agreement, and our ability to earn incentive payments. Under the United capacity purchase agreement, Air Wisconsin is eligible to receive incentive compensation upon the achievement of certain performance criteria (provided that, pursuant to the amendment to the United capacity purchase agreement, no incentive or penalty payments were made for the period from April 1, 2020 through September 30, 2020). The incentives are defined in the agreement and are measured and determined on a monthly basis. At the end of each month, Air Wisconsin calculates the incentives achieved during that period and recognizes revenue attributable to the agreement accordingly, subject to the variable constraint guidance under Topic 606.

The United capacity purchase agreement includes weekly provisional cash payments based on a projected level of flying each month. Air Wisconsin and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis.

Other revenue is immaterial and primarily consist of the sales of parts to other airlines. The transaction price for the sale of these parts occurs at fair market value.

Long-Lived Assets

As of December 31, 2020, we had approximately $149.4 million of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Factors that may impact our estimates used for depreciation include anticipated useful lives and estimated residual values. Estimates may be impacted by future economic uncertainties. At December 31, 2020, we had 64 aircraft in service under the United capacity purchase agreement.

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

The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2017. With few exceptions, the Company is no longer subject to state, and local income tax examinations for the years prior to 2016. As of December 31, 2020, the Company had no outstanding tax examinations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, the Company had no indebtedness, and Air Wisconsin had $107.8 million in secured indebtedness and the $10.0 SBA Loan under the Paycheck Protection Program. This includes $23.6 million of short-term indebtedness, and $94.2 million of long-term indebtedness. As of December 31, 2020 and December 31, 2019, all of Air Wisconsin’s indebtedness was subject to fixed interest rates. As a result, a hypothetical change in market interest rates would have no impact on the interest expense incurred by Air Wisconsin.

We have not generated or incurred, and do not expect to generate or incur, revenue or expenses in foreign currencies. As a result, we have not been, and do not expect to be, subject to foreign currency exchange risk.

Although airplane fuel is typically a material cost incurred by airlines, other than regional airlines, pursuant to the United capacity purchase agreement, United sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement. As a result, the effect of the United capacity purchase agreement is to insulate Air Wisconsin from volatility related to changes in fuel prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019, and the Reports of Independent Registered Public Accounting Firm, are included in this Annual Report as set forth in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Harbor Diversified, Inc. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Harbor Diversified, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Revenue

As described further in Note 1 to the financial statements, under the capacity purchase agreement between the Company and United Airlines, the Company is paid a fixed amount per aircraft per day for each month during the term of the agreement. The Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Due to the material decrease in completed flights for the year ended December 31, 2020 from historical levels and anticipated future levels in periods within the remaining contract term, Air Wisconsin determined that the amount of the fixed payment it received was disproportionately high relative to anticipated fixed revenue for future periods due to fewer flights completed. Accordingly, Air Wisconsin deferred recognizing revenue in the amount of $43.2 million in the year ended December 31, 2020. We identified the determination of the deferred revenue as a critical audit matter.

The principal considerations for our determination that the deferred revenue is a critical audit matter are that auditing the deferred revenue calculation required extensive audit effort due to the estimation uncertainty of the forecasted flights over the term of the contract resulting from the COVID-19 pandemic.

Our audit procedures related to the deferred revenue included the following, among others:

•  We obtained an understanding of and evaluated the design of controls over the Company’s calculation of deferred revenue

•  We assessed the methodology and assumptions used by the Company in the deferred revenue calculation;

•  We tested the forecasted departures and validating the completeness and accuracy of the of the underlying data;

•  We compared management’s forecasted departures to the historical activity, existing flight schedules with United Airlines and industry trends. We evaluated management’s ability to accurately forecast flight activity by performing hindsight analysis comparing actual historical flights to past flights, including forecast developed during the COVID-19 pandemic; and

•  We recalculated the deferred revenue balance as of December 31, 2020.

Series C Convertible Redeemable Preferred Stock

As described further in Note 12 to the financial statements, in January 2020, the Company completed an acquisition of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock with an aggregate value of $13.2 million. The Company accounts for its Series C Convertible Preferred in accordance with the guidance in Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption and conversion rights, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets. We identified the accounting for the Series C Convertible Preferred Stock as a critical audit matter.

The principal considerations for our determination that the accounting for the Series C Convertible Preferred Stock is a critical audit matter included the significant complexity of the relevant accounting guidance, as well as the extent of management judgments involved in the application of that guidance.

Our audit procedures related to the Series C Convertible Preferred Stock transaction included the following, among others.

•  We obtained an understanding of and evaluated the design of controls over the Company’s application of accounting treatment for complex and non-routine transactions.

•  We obtained and read the Investors’ Rights Agreement and the Purchase Agreement and compared the relevant terms to management’s assessment memo of the accounting for the Series C Convertible Stock transaction.

•  In consultation with national office resources, we evaluated the reasonableness of management’s accounting treatment of the Series C Convertible Stock transaction, specifically, its classification in mezzanine equity; and

•  We utilized our valuation specialists to test the fair value assessment of the three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines by using the market approach method.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Milwaukee, Wisconsin

April 1, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Harbor Diversified, Inc. and Subsidiaries

Appleton, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Harbor Diversified, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Emphasis of Matter

As discussed in Notes 2 to the consolidated financial statements, the Company has been materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Securities (CARES) Act, which provides certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating how the CARES Act will impact its financial position, results of operations, and cash flows. Our opinion is not modified with respect to these matters.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor from 2012 to 2020.

Madison, Wisconsin

July 10, 2020

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands)

December 31,	2020	2019
Assets
Current Assets
Cash and cash equivalents	$130,373	$69,454
Restricted cash	820	819
Accounts receivable, less allowance of $59 as of December 31, 2020 and $129 as of December 31, 2019	7,977	5,525
Spare parts and supplies, less allowances of $9,649 as of December 31, 2020 and $8,389 as of December 31, 2019	5,937	7,819
Contract costs	433	400
Prepaid expenses and other	2,310	1,003

Total Current Assets	147,850	85,020

Property and Equipment
Flight property and equipment	258,981	242,613
Ground property and equipment	8,127	8,305
Less accumulated depreciation	(117,717)	(99,680)

Net Property and Equipment	149,391	151,238

Other Assets
Operating lease right of use asset	8,582	24,026
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	566	867
Long-term note receivable	32,440	—
Other	2,049	1,906

Total Other Assets	53,212	36,374

Total Assets	$350,453	$272,632

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands)

December 31,	2020	2019
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,773	$16,608
Accrued payroll and employee benefits	14,761	15,474
Current portion of operating lease liability	1,361	6,311
Other accrued expenses	345	327
Contract liabilities	18,443	8,342
Income taxes payable	107	213
Current portion of long-term debt (stated principal amount of $20,922 as of December 31, 2020 and $7,198 as of December 31, 2019)	23,652	12,845

Total Current Liabilities	70,442	60,120

Other Liabilities
Long-term debt (stated principal amount of $86,066 as of December 31, 2020 and $96,988 as of December 31, 2019)	94,186	107,838
Long-term promissory note	4,275	4,275
Deferred tax liability	6,200	2,599
Long-term operating lease liability	4,351	10,538
Long-term contract liabilities	7,780	8,086
Deferred revenue, net of current portion	30,720	—
Other	2,774	1,655

Total Long-Term Liabilities	150,286	134,991

Commitments and Contingencies (Note 8)
Mezzanine Equity
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at December 31, 2020 and none at December 31, 2019	13,200	—
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued and 54,863,305 shares outstanding at December 31, 2020 and December 31, 2019	555	555
Additional paid-in capital	288,221	288,980
Retained deficit	(171,770)	(211,533)
Treasury stock	(481)	(481)

Total Stockholders’ Equity	116,525	77,521

Total Liabilities and Stockholders’ Equity	$350,453	$272,632

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except share values)

Year ended December 31,	2020	2019
Operating Revenues
Contract revenues	$185,866	$263,495
Contract services and other	83	110

Total Operating Revenues	185,949	263,605

Operating Expenses
Payroll and related costs	99,100	126,505
Aircraft fuel and oil	55	172
Aircraft maintenance, materials and repairs	27,350	57,827
Aircraft rent	6,713	43,118
Other rents	4,580	8,372
Depreciation, amortization and obsolescence	27,222	25,238
CARES Act payroll support program	(42,185)	—
Purchased services and other	19,764	23,235

Total Operating Expenses	142,599	284,467

Income (Loss) From Operations	43,350	(20,862)

Other Income (Expense)
Interest income	628	1,271
Interest expense	(1,736)	(1,806)
Other	(19)	2,505

Total Other Income (Expense)	(1,127)	1,970

Net Income (Loss) Before Taxes	42,223	(18,892)
Income Tax Expense	2,460	322

Net Income (Loss)	$39,763	$(19,214)
Preferred Stock Dividends	$759	$—

Net Income (Loss) available to Common Stockholders	$39,004	(19,214)

Basic earnings (loss) per share	$0.71	$(0.35)
Diluted earnings (loss) per share	$0.56	$(0.35)
Weighted average common shares:
Basic	54,863	54,863
Diluted	71,199	54,863

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2018	—	$—	54,863	618	$555	$288,980	$(192,319)	$(481)	$96,735
Net Loss	—	—	—	—	—	—	(19,214)	—	(19,214)

Balance, December 31, 2019	—	—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net income	—	—	—	—	—	—	39,763	—	39,763
Dividend	—	—	—	—	—	(759)	—	—	(759)
Preferred Stock	4,000	13,200	—	—	—	—	—	—	—

Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

Year ended December 31,	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$39,763	$(19,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	27,222	25,238
Aircraft lease termination costs	1,263	19,353
Amortization of contract costs	(2,502)	(3,725)
Amortization of engine overhauls	1,265	4,067
Deferred income taxes	3,601	744
Loss on disposition of property	648	2,528
Changes in operating assets and liabilities:
Accounts receivable	(2,444)	3,989
Notes Receivable	(32,440)	—
Spare parts and supplies	622	(402)
Prepaid expenses and other	(1,885)	2,466
Operating lease right of use asset	2,520	(1,987)
Accounts payable	(7,790)	(7,706)
Accrued payroll and employee benefits	(713)	(372)
Other accrued expenses	18	(996)
Long-term deferred revenue	30,720	—
Contract liabilities	12,297	1,417
Income taxes payable	(106)	(100)
Other long-term liabilities	1,119	246

Net Cash Provided by Operating Activities	73,178	25,546

Cash Flows From Investing Activities
Additions to property and equipment	(8,749)	(21,498)
Proceeds on disposition of property and equipment	95	562

Net Cash Used in Investing Activities	(8,654)	(20,936)

Cash Flows From Financing Activities
Repayments of long-term debt	(12,845)	(7,198)
Proceeds from note payable	10,000	11,790
Dividends paid	(759)	—

Net Cash (Used in) Provided by Financing Activities	(3,604)	4,592

Increase in Cash, Cash Equivalents and Restricted Cash	60,920	9,202
Cash, Cash Equivalents and Restricted Cash, beginning of year	70,273	61,071

Cash, Cash Equivalents and Restricted Cash, end of year	$131,193	$70,273

See accompanying notes to consolidated financial statements.

See Note 14 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Harbor Diversified, Inc. and subsidiaries (collectively, the Company).

Harbor Diversified, Inc. is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (AWAC), which is the sole member of Air Wisconsin Airlines LLC (Air Wisconsin), which is a regional air carrier. The Company is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (Lotus), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (AWF), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (Therapeutics), which is a non-operating entity with no material assets.

Description of Operations

The Company has principal lines of business focused on (1) providing air transportation through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin and (3) providing flight equipment financing to Air Wisconsin.

The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement (the United capacity purchase agreement) with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020. For additional information, refer to Note 3, Capacity Purchase Agreement with United.

Air Wisconsin operates as a United Express carrier with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification (ASC) 280, “Segment Reporting,” we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with the United capacity purchase agreement. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the Board of Directors. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operate as one operating and reportable segment.

As further discussed below, substantially all of our operating revenue in 2020 and 2019 was derived from operations associated with United.

Contract and Other Revenues

The Company recognizes revenue under the United capacity purchase agreement over time as services are provided. United pays the Company a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day, with additional incentives primarily based on flight completion, on-time performance, and customer satisfaction ratings. Under this agreement, the Company’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues.

The United capacity purchase agreement includes weekly provisional cash payments based on a projected level of flying each month. The Company and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis.

Under the United capacity purchase agreement, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria (provided that, pursuant to the amendment to the United capacity purchase agreement, no incentive or penalty payments were made for the period from April 1, 2020 through September 30, 2020). The incentives are defined in the agreement and are determined and measured on a monthly basis. At the end of each month during the term of the agreement, the Company calculates the incentives achieved during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).

As discussed above, under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Due to the material decrease in completed flights for the year ended December 31, 2020 from historical levels and anticipated future levels in periods within the remaining contract term, Air Wisconsin determined that the amount of the fixed payments it received was disproportionately high relative to anticipated fixed revenue for future periods due to fewer flights completed in the year ended December 31, 2020. Air Wisconsin anticipates the future number of flights it will complete over the remainder of the agreement will significantly increase from 2020 levels. Accordingly, Air Wisconsin deferred recognizing revenue of $43,220 in the year ended December 31, 2020. Air Wisconsin’s deferred revenue related to the fixed portion will adjust over the remaining contract term based on the number of flights completed each reporting period relative to the number of flights anticipated over the remaining contract term. The current portion of the deferred revenue, in the amount of $12,500, is recorded as part of contract liabilities, and the long-term portion of the deferred revenue, in the amount of $30,720, is recorded as deferred revenue on the consolidated balance sheets. Due to fewer flights during the year ended December 31, 2020, Air Wisconsin also recognized less non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the agreement in proportion to flights flown. During the year ended December 31, 2020, Air Wisconsin recorded $2,504 of revenue from upfront fees and $269 of fulfillment costs, compared to $3,725 and $400 for the year ended December 31, 2019, respectively. The timing of the recognition of these items in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown in the same period.

The amount of revenue recognized for the year ended December 31, 2020 that was previously recorded as a contract liability is $7,116.

In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement (CPA amendment), which, among other things, provided for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours caused by the COVID-19 pandemic, and as a result of the CPA amendment, management determined, using a significant amount of judgement, that from an accounting perspective, a new performance obligation was created by United requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United stand ready rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined by the CPA amendment. For the year ending December 31, 2020, Air Wisconsin recorded $21,392 in revenue related to this performance obligation. This amount was recorded in tong-term notes receivable on the balance sheet as of December 31, 2020.

As part of the CPA amendment, Air Wisconsin also settled outstanding issues, including the opening and closing of maintenance bases. United agreed to accrue a liability to Air Wisconsin in the amount of $11,048 along with a cash settlement of $670. These amounts were recognized using a cumulative catchup adjustment based on prior and future expected departures. In total, Air Wisconsin recognized revenue of $7,307 and deferred the remaining portion which will be recognized in proportion to future departures.

These accrued amounts contain a significant financing component and any interest income is separately reported in the statement of operations. Further, the accrued amounts are evidenced by notes receivable payable by United to Air Wisconsin. As of December 31, 2020, these notes totaled $32,440, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of December 31,

2020, interest receivable on these notes totaled $309.

United makes provisional cash payments to the Company during each month of service based on monthly flight schedules. These provisional cash payments are reconciled based on actual completed flights after each month’s flight activity is completed. As of December 31, 2020, United owed Air Wisconsin $1,180 which is recorded in “Accounts receivable less allowances” on the balance sheet.

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

Spare Parts and Supplies

Expendable parts are stated at average cost less an obsolescence allowance. The Company provides for an allowance for obsolescence after considering the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance is based on management estimates and is subject to change. Expendable parts are charged to expense when used. Expendable parts that are repairable are returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies are stated at average cost.

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

Air Wisconsin’s capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop event. Lotus’ engine maintenance costs are expensed.

Depreciation expense in 2020 and 2019 was $25,719 and $23,578, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment and records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived assets and determined that no quantitative impairment tests were needed as of December 31, 2020.

Impairment of Intangible Assets

Indefinite-lived intangible assets are not subject to amortization but are subject to an annual assessment for impairment by applying a fair-value-based test. Since Air Wisconsin’s trade names and air carrier certificate have indefinite lives, there is no amortization. The Company evaluated these assets for impairment and determined that no impairment existed as of December 31, 2020 or 2019.

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

The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2017. With a few exceptions, the Company is no longer subject to state or local income tax examinations for the years prior to 2016. As of December 31, 2020, the Company had no outstanding tax examinations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued $99 and $121 for the payment of interest and penalties at December 31, 2020 and 2019, respectively.

Comprehensive Income

The Company does not have any components of comprehensive income and, as of December 31, 2020 and 2019, comprehensive income is equal to net income reported in the consolidated statements of operations.

Concentration of Credit Risk

The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Concentration of Customer Risk

Substantially all the Company’s revenues in the years ended December 31, 2020 and 2019 were derived from the United capacity purchase agreement. Refer to Note 3 for additional information.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, long-term investments, accounts payable, and long-term debt. The Company believes the carrying amounts of these financial instruments are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of long-term debt, because of interest rates available to the Company for similar obligations. Long-term investments are held-to-maturity debt securities and are reported at amortized cost.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. The accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted Topic 842 effective January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements – Leases (Topic 842).” This update provides an optional approach that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years as presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method, however, an adjustment was not necessary to opening retained earnings.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The Company adopted ASU 2018-13 as of January 1, 2020. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company’s results of operations, financial position, or related disclosures.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 introduces a new accounting model known as Current Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. ASU 2016-13 is effective for calendar years beginning after December 15, 2022, including interim periods within those calendar years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40); Contracts in Entity’s Own Equity (ASU 2020-06). ASU 2020-06 amends the guidance on convertible instruments and the derivatives scope exception for contracts and convertible instruments on an entity’s own equity. This ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

Reclassification

In accordance with ASU 2016-18, restricted cash on the statement of cash flows for the period ended December 31, 2019, has been reclassified to be included in the beginning and ending balances of Cash and Cash Equivalents. The restricted cash was previously reported in the Cash Flows from Investing Activities section of the statement.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and, in response, federal, state, local, and foreign governments implemented “shelter-in-place” and “stay-at-home” orders and guidelines, quarantine orders, travel restrictions, and other similar restrictions in an attempt to control the spread and mitigate the impact of COVID-19. As of the date of this Annual Report, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which Air Wisconsin operates.

The sharp decline in airline travel demand due to the COVID-19 pandemic had a material, negative impact on the airline industry in the year ended December 31, 2020, affecting United, and in turn, Air Wisconsin’s revenue and results of operations. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic demand related to the COVID-19 pandemic during the first quarter of 2020 and, as of the date of this filing, has stated that it expects demand will remain suppressed in 2021. In response to lower demand for air travel, in the months of April through December 2020, United cut its scheduled capacity by between approximately 50% and 90%. As a result, beginning in March 2020, United significantly reduced Air Wisconsin’s scheduled departures and block hours actually flown, and temporarily ceased Air Wisconsin’s operations at Washington-Dulles from May 2020 through August 2020. As of December 31, 2020, Air Wisconsin provided scheduled passenger service to 69 cities in 28 states and provinces as compared to 81 cities in 31 states as of December 31, 2019. In July 2020, Air Wisconsin informed approximately 871 employees that they might be furloughed or laid off as of October 1, 2020, through notices given pursuant to the federal Worker Adjustment and Retraining Notification (WARN) Act; and on October 1, 2020, Air Wisconsin furloughed or laid off approximately 305 employees, due to the COVID-19 pandemic and the resulting decrease in passenger demand for air travel. As of the date of this Annual Report, 116 of those employees who were furloughed have been recalled, accepted the recall offer and remain employed by Air Wisconsin. Through notices given in January 2021 pursuant to the WARN Act, Air Wisconsin informed approximately 150 pilots, each of whom had received the October 2020 WARN Act notices, that they might be furloughed on April 1, 2021, due to the COVID-19 pandemic and the resulting decrease in passenger demand for air travel. As of the date of this Annual Report, no furloughs have yet been issued pursuant to these notices.

While the continued severity and duration of the impacts of the COVID-19 pandemic are difficult to predict, the COVID-19 pandemic has continued to impact the Company’s financial condition and results of operations through the date of this Annual Report, which the Company expects to continue in the near term and result in a material impact on our financial condition, liquidity, and results of operations in future periods. Air Wisconsin has taken a number of measures to mitigate the health risks and economic impact of the COVID-19 pandemic. In addition, Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the COVID-19 pandemic on our financial condition, liquidity and results of operations. The Company is taking actions based on currently available information to address the changing business environment; however, it cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on its results of operations, financial condition, or liquidity.

Since a portion of the Company’s revenue is fixed due to the structure of the United capacity purchase agreement, the impact of the COVID-19 pandemic on the Company’s financial position may be partially mitigated or offset. However, if United ceases to pay the full amount required under the agreement, whether due to its own financial disruption resulting from the COVID-19 pandemic, as a result of a dispute with the Company, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition, and liquidity. The fixed amount received is based on a fixed contractual rate and number of covered aircraft, while variable revenue earned is based on the number of block hours and departures. Variable revenues have been significantly reduced, due to the lower number of flights. In addition, a certain portion of the fixed amount received has been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term. The Company may continue to experience ongoing or further reductions in revenues.

The travel restrictions, guidelines and other initiatives adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on passenger demand for air travel. As a result of this decline in demand, and the subsequent capacity reductions by United, the Company’s approximately 1,271 departures and 1,759 scheduled block hours in June 2020 were approximately 86% and 88% less than its departures and scheduled block hours in June 2019, respectively. While the Company’s monthly departures and scheduled block hours have been gradually increasing on an absolute basis since June, the Company expects to continue to experience significantly fewer departures and block hours on a comparative basis relative to historical levels for the foreseeable future.

Cost Reduction Initiatives

In response to these developments, during the year ended December 31, 2020 the Company implemented cost reduction initiatives seeking to mitigate the impact of the COVID-19 pandemic on the Company’s operations, financial condition and liquidity, while also protecting the safety of the Company’s customers and employees. These measures have included, but are not limited to, the following:

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

Payroll Support

In March 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

In addition to the cost reduction measures discussed above, in April 2020, Air Wisconsin applied to a lender for a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the CARES Act and administered by the Small Business Administration (SBA). The entire loan amount was received by Air Wisconsin on April 13, 2020. The application for these funds required Air Wisconsin to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of Air Wisconsin. Air Wisconsin was also required to certify that the loan funds would be used to retain workers and maintain payroll, or to make mortgage payments, lease payments, and utility payments. The SBA Loan bears interest at a rate of 1.0% per annum. The SBA Loan originally had a two-year term, and monthly principal and interest payments were originally deferred for six months after the date of the loan. Pursuant to the Flexibility Act signed into law in June 2020 (Flexibility Act), the maturity date may be, but has not yet been, extended to 2025, and the interest deferral has been extended to 2021. The SBA Loan may be prepaid at any time without penalty. Under the CARES Act, Air Wisconsin can apply for and be granted forgiveness for all or a portion of the SBA Loan. Such forgiveness, if any, will be determined, subject to limitations, based on the use of the loan proceeds for specified purposes, provided that not more than 40% of the forgiven amount may be for non-payroll costs. While Air Wisconsin believes that its use of the loan proceeds will meet the conditions for forgiveness of the SBA Loan, there can be no assurance that Air Wisconsin will obtain forgiveness of the loan in whole or in part. These amounts were expended by Air Wisconsin during the year ended December 31, 2020. However, the process for applying for forgiveness with the lender has not been announced as of the date of filing this Annual Report. Therefore, as of the filing of this Annual Report, the loan has not been forgiven. Air Wisconsin is in compliance with the terms of the SBA Loan.

In addition, in April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (PSP-1 Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of Treasury (Treasury) under the payroll support program (Payroll Support Program) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin received approximately $42,185 in the twelve month period ended December 31, 2020. Air Wisconsin believes that in the year ended December 31, 2020, it expended the amount received in compliance with the PSP-1 Agreement. The PSP-1 Agreement contains various covenants, including that the proceeds from the Payroll Support Program must be used exclusively for the payment of wages, salaries and benefits, that Air Wisconsin could not involuntarily terminate or furlough any employee prior to October 1, 2020, and that Air Wisconsin could not reduce any employee’s pay rates or benefits prior to October 1, 2020, without that employee’s consent. Further, the United capacity purchase agreement, Air Wisconsin’s credit agreements and the agreements with the Treasury for payroll support all contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. If Air Wisconsin fails to comply with its obligations under the PSP-1 Agreement, it may be required to repay the funds provided to it under that agreement. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the agreement. Subject to the outcome of the audit, Air Wisconsin believes it is in compliance with the terms of the PSP-1 Agreement. For additional information, refer to Note 8.

In December 2020, Congress adopted, and the President signed, the federal Consolidated Appropriations Act of 2021 (PSP Extension Law), Subtitle A of Title IV of Division N of which provides for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement (the “PSP-2 Agreement”), which is substantially similar to the PSP-1 Agreement. Air Wisconsin expects to receive approximately $28,326 pursuant to the PSP-2 Agreement, approximately $15,536 of which was received in March 2021 and the balance of which is expected to be received in April 2021.

In March 2021, Congress adopted, and the President signed, the federal American Rescue Plan Act of 2021 (the American Rescue Plan), Subtitle C of Title VII of which provides further payroll support to eligible air carriers. Air Wisconsin expects to apply for payroll support under the American Rescue Plan and expects that it will be required to enter into an agreement substantially similar to the PSP-1 Agreement and the PSP-2 Agreement, if it receives payroll support under the American Rescue Plan.

The proceeds of the Treasury Payroll Support under the CARES Act are recorded in cash and cash equivalents when received and were recognized as a reduction in expense under “CARES Act Payroll Support Program” in the Company’s consolidated statements of operations over the periods that the funds are intended to offset payroll expenses. In 2020 Air Wisconsin received and recognized approximately $42,185 under the Payroll Support Program.

In light of the measures discussed above that the Company has implemented to mitigate the impact of the COVID-19 pandemic on its operations, financial condition and liquidity, the Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of filing this Annual Report.

3. Capacity Purchase Agreement with United

In February 2017, Air Wisconsin entered into the United capacity purchase agreement with United Airlines, Inc. to operate up to 65 CRJ-200 regional jet aircraft. In October 2020, Air Wisconsin entered into an amendment to the agreement, which, among other things, (i) set the number of aircraft covered by the agreement at 63; (ii) settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the agreement; (iii) provided a process for determining the circumstances under which, and the amount for which, United would pay or reimburse Air Wisconsin for costs incurred in connection with the opening and closing of maintenance and crew bases in response to alterations to Air Wisconsin’s operating schedule made at United’s direction; (iv) provided for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks; (v) modified the minimum and maximum daily block hour scheduling parameters; (vi) provided that no incentive compensation would be paid for the period from April 1, 2020 through September 30, 2020; (vii) terminated the limited guarantee by the Company and AWAC of the monetary obligations of Air Wisconsin under the United capacity purchase agreement; (viii) terminated certain provisions in the United capacity purchase agreement that were previously waived by United in March 2020, which constrained Air Wisconsin from flying for another air carrier; and (ix) amended United’s option to extend the term of the agreement such that United now has an option to extend the term for a period of no less than two years (and up to three years, in its discretion), and a second option to extend for an additional two-year period, subject to mutual agreement by Air Wisconsin and United as to compensation.

4. Property and Equipment

The following presents Air Wisconsin’s aircraft as of December 31, 2020 and 2019.

December 31, 2020	Owned	Leased
CRJ-200	64	0

December 31, 2019	Owned	Leased
CRJ-200	51	13

As part of an agreement reached in January 2018 Bombardier Inc. (BBD) agreed to pay Air Wisconsin $25,192 in installments through September 2019, provided that BBD had the right to deliver to Air Wisconsin the unencumbered title to certain CRJ-200 aircraft in satisfaction of any installment payments that remained at the time of such delivery. Under the agreement, Air Wisconsin and BBD also agreed to terminate all residual value guarantee agreements (RVG’s) on 35 owned aircraft and to terminate certain other agreements that limited BBD’s obligations under such guarantee agreements.

On July 1, 2019, BBD exercised its right under the agreement and delivered to Air Wisconsin 14 CRJ-200 aircraft which had previously been leased to Air Wisconsin. The delivery of the aircraft was in lieu of remaining installment payments due to Air Wisconsin totaling $8,212. All installment payments received from BBD prior to July 1, 2019, were recorded as “Other income” in the statements of operations and amounted to $2,537 for the year ended December 31, 2019.

Air Wisconsin recorded the 14 CRJ-200 aircraft as “Flight property and equipment” on the Balance Sheet at their fair market value based on recent asset valuations completed around that time. Fair market value was determined to be $15,832 based on one hundred and forty dollars per remaining engine cycle with a minimum value of $50 per engine, and each of the aircraft airframes was assigned a fair market value of $100. The airframes and engines were then depreciated in accordance with the table under “Property and Equipment and Depreciation” as set forth in Note 1. The transaction resulted in a lease termination expense of $19,539 which is included as part of “Aircraft rent” on the 2019 statement of operations. The lease termination expense, net of the recording of the assets at fair market value as noted above, included a charge for the following Balance Sheet items at the time the aircraft were acquired in July 2019:

•	Right-of-use assets in the amount of $26,275, offset by lease liabilities of $1,182.

•	Unamortized engine overhauls of $9,535, recorded under “Flight property and equipment” on the Balance Sheet, related to the 28 engines acquired as part of the transaction.

•	Leasehold improvements with a remaining book value of $738 and included on the Balance Sheet as “Flight property and equipment,” related to the 14 acquired aircraft.

•	Other lease and financing costs incurred at the inception of the aircraft leases and recorded on the Balance Sheet as “Other assets,” had a remaining net book value of $184 at the acquisition date.

In January 2020, the Company completed an asset acquisition from Southshore Leasing, LLC (Southshore Leasing), through its affiliates (the Southshore Affiliates and, together with Southshore Leasing, Southshore), of three CRJ-200 regional jets, each having two General Electric (GE) engines, plus five additional GE engines, in exchange for the issuance of shares of the Company’s Series C Convertible Redeemable Preferred Stock (Series C Preferred). The Company had leased each of these regional jets and engines prior to the acquisition. Refer to Note 12 for additional information.

In May 2020, Air Wisconsin completed an acquisition of eight CRJ-200 regional jets, each having two GE engines, for $3,000. Air Wisconsin had leased each of these regional jets and engines prior to the acquisition.

In September 2020, Air Wisconsin completed an acquisition of two CRJ-200 regional jets, each having two GE engines, for $818. Air Wisconsin had leased each of these regional jets and engines prior to the acquisition.

5. Income Taxes

The income tax provision consists of the following:

Year ended December 31,	2020	2019
Current Benefit
Federal	$(1,061)	$(247)
State	(80)	(174)

Total Current Benefit	(1,141)	(421)

Deferred Expense (Benefit)
Federal	3,646	789
State	(45)	(46)

Total Deferred Expense	3,601	743

Income Tax Expense	$2,460	$322

The following is a reconciliation between a federal income tax rate of 21% in for the years ended December 31, 2020 and 2019 of income before income taxes and the effective tax rate which is derived by dividing the provision for income taxes by the income before the provision for income taxes (in thousands):

Year ended December 31,	2020	2019
Computed provision for income taxes at the statutory rate	$8,867	$(3,964)
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	875	(830)
Non-deductible expenses	136	241
Refundable credits as a result of CARES Act	(936)	—
Valuation allowance changes affecting the provision for income taxes	(6,330)	5,873
Return to provision adjustments	(83)	(954)
Other, net	(69)	(44)

Provision for income taxes	$2,460	$322

As of December 31, 2019, the Company’s deferred tax assets were primarily the result of federal and state net operating loss carryforwards. A valuation allowance of $6,330 was recorded against our gross deferred tax asset balance as of December 31, 2019. For the year ended December 31, 2020, the Company recorded a net valuation allowance release of $6,330, comprising a full-year valuation release on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, the Company achieved three years of cumulative pretax income. In addition, the scheduling of temporary differences and the projection of taxable income led management to believe that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets are realizable. It therefore reduced the valuation allowance accordingly.

Deferred tax assets and liabilities reflect temporary differences between financial and tax reporting. Significant components of deferred tax assets and liabilities are as follows:

December 31,	2020	2019
Deferred Tax Assets
Accruals and reserves not currently deductible	$6,129	$6,631
Federal NOL and interest expense limitation carryovers	5,803	13,796
State NOL and interest expense limitation carryovers	476	1,106
Accrued and deferred compensation	1,966	2,888
Prepaid items	745	1,198
Lease liability	1,362	4,052
Contract liability	1,982	2,543
Other	657	1,010

Subtotal before valuation allowance	19,120	33,224
Less: valuation allowance	—	(6,330)

Total Deferred Tax Assets	19,120	26,894

Deferred Tax Liabilities
Property and equipment	(23,268)	(24,696)
Right-of-use asset	(2,046)	(4,791)
Other	(6)	(6)

Total Deferred Tax Liabilities	(25,320)	(29,493)

Net Deferred Income Tax Liabilities	$(6,200)	$(2,599)

At December 31, 2020 and 2019, the Company had federal net operating losses of approximately $27,583 and $60,940, respectively, and state net operating losses of approximately $9,147 and $17,897, respectively. As of December 31, 2020, the estimated effective tax rate applicable to the federal and state net operating losses are 21.0% and 2.8%, respectively. The federal net operating loss is not subject to an expiration date but is subject to an 80% of taxable income limitation after 2020, while the Company expects the state net operating losses to begin to expire in 2024. State net operating losses differ with respect to expiration dates and limitations dependent on state specific regulations. For the years ended December 31, 2020 and 2019, the Company had a federal business interest carryforward of $0 and $4,724, respectively. For the years ended December 31, 2020 and 2019, the Company recorded a valuation allowance of $0 and $6,330, respectively, against federal and state deferred tax assets consisting of net operating loss carryovers and interest expense limitation carryovers. The Company has no ongoing federal or state examinations. Federal tax years 2017, 2018, and 2019 are open to examination.

Under ASC Topic 740, the accounting guidance related to uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows (in thousands):

December 31,	2020	2019
Unrecognized tax benefits at the beginning of the year	$248	$388
Gross decreases – lapse of statute	(71)	(140)

Unrecognized tax benefits at the end of the year	$177	$248

Interest and penalties in year-end balance	$99	$121

6. Debt

Long-Term Debt

Long-term debt consists of the following (with interest rates as of December 31, 2020 and December 31, 2019):

December 31,	2020	2019
Notes due December 31, 2025, 4.0%(a)	$80,850	$86,497
Credit Agreements due through 2022, 5.0%(b)	26,988	34,186
Paycheck Protection Program, 2025 1.0%(c)	10,000	—

Total debt	117,838	120,683
Less: current maturities	23,652	12,845

Long-Term Debt	$94,186	$107,838

(a)

In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender (Lender), which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (Aircraft Notes) and the subordinated aircraft notes were cancelled. Air Wisconsin concluded the restructuring should be classified as a troubled debt restructuring. As such, the future undiscounted interest payments were capitalized as part of the carrying value. As of December 31, 2020 and 2019, the future undiscounted interest payments that are capitalized as part of the debt are $10,850 and $16,497, respectively.

(b)

Air Wisconsin entered into a credit agreement with the Lender in June 2017 for a principal amount of $14,397, and a second credit agreement in January 2018 for a principal amount of $15,198, which was subsequently amended in December 2018 and again in June 2019 for additional funding of $5,755 and $6,034, respectively, and to extend the maturity date. The loans made by the Lender under these two credit agreements (Other Loans) have maturity dates of December 31, 2020 and June 30, 2022, respectively.

(c)

In April 2020, in connection with the PPP, Air Wisconsin issued to a lender a promissory note for an aggregate principal amount of $10,000. The amount outstanding under the note may be forgiven under certain circumstances. The Company has recorded the value of the promissory note on a relative fair value basis as $9,106 of long-term debt and $894 of current portion of long-term debt. The Company expects that principal and interest payments on the note will be deferred until August 2021, Air Wisconsin will commence payments in September 2021, and the maturity date will be April 2025. The repayment provisions of this note may be modified by the SBA. For additional information refer to Note 2.

Aircraft Notes

In seven separate transactions occurring in 2003 and 2004, Air Wisconsin financed the acquisition of 35 CRJ-200 regional jets through the issuance of senior aircraft notes and subordinated aircraft notes. Prior to December 2018, the Lender acquired all of the subordinated aircraft notes from the subordinated lender.

On December 24, 2018, Air Wisconsin and the Lender entered into a debt restructuring arrangement whereby:

(i)	The senior aircraft notes were exchanged for the Aircraft Notes in the aggregate principal amount of $70,000;

(ii)

The aggregate principal balance outstanding under the senior aircraft notes in excess of $70,000, the entire aggregate principal balance outstanding under the subordinated aircraft notes and certain notes payable in 2020, and all interest accrued on the senior aircraft notes and the subordinated aircraft notes prior to the restructuring date, including deferred amounts, was forgiven and deemed paid in full;

(iii)	The interest rate for the Aircraft Notes was reset to 4.0% per annum;

(iv)

Commencing on June 30, 2021, there is mandatory amortization of the Aircraft Notes in the aggregate amount of $3,500 semi-annually and certain additional mandatory prepayments based on excess cash flow are required; and

(v)	The maturity date of the Aircraft Notes was extended to December 31, 2025.

The Aircraft Notes are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts. Air Wisconsin concluded the restructuring should be classified as a troubled debt restructuring. Accordingly, the carrying value of the restructured debt was reduced to the expected future undiscounted cash flows related to its repayment, which includes future principal and interest payments of $70,000 and $10,850, respectively.

Other Credit Agreements

In June 2017, Air Wisconsin and the Lender entered into a credit agreement under which Air Wisconsin borrowed $14,397 (the 2017 Credit Agreement). These loans had an interest rate of 5% and a maturity date of December 31, 2020 and were secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts. These loans were paid in full in December 2020.

On January 2018, Air Wisconsin entered into a second credit agreement with the Lender to borrow $15,198 (the 2018 Credit Agreement). In December 2018, the Lender and Air Wisconsin entered into a first amendment to the 2018 Credit Agreement in which the Lender agreed to make an additional loan in the amount of $5,755 in April 2019. In April 2019, Air Wisconsin entered into a second amendment with respect to the 2018 Credit Agreement that extended the due date of one of the payments due in the amount of $7,273 from July 2019 to July 2020. In June 2019, Air Wisconsin entered into a third amendment to the 2018 Credit Agreement that changed the due date of the installment payment of $7,273, due July 2020, to December 2021. The amendment also provided Air Wisconsin the option to make the March 2020 and June 2020 payments under the 2017 Credit Agreement in December 2019, which totaled $7,198. In return, the December 2019 payment under the 2018 Credit Agreement, in the amount of $7,925, would be deferred to be made in two installments of $3,963 each due in March and June of 2022. Air Wisconsin exercised this option. The June 2019 amendment also increased the loan amount of the 2018 Credit Agreement by $6,034, to a total of $26,987, and the amendment extended the maturity date to June 30, 2022, at which time the $6,034 is also due. The loans under the 2018 Credit Agreement have an interest rate of 5% and a maturity date of June 30, 2022 and are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts.

Maturities of long-term debt for the years subsequent to December 31, 2020, are as follows:

Fiscal Year	Amount
2021	$23,652
2022	26,110
2023	11,897
2024	11,644
2025	44,535

Total	$117,838

The debt agreements include, among other provisions, certain non-financial covenants. At December 31, 2020 and 2019, Air Wisconsin was in compliance with the covenants of all of its debt agreements.

Long-Term Promissory Note

In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $3,010 as of December 31, 2020.

7. Lease Obligations

Effective January 1, 2019, the Company adopted Topic 842. Air Wisconsin leases property and training simulators under operating leases. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of lease payments over the term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease conception.

The Company has operating leases for facility space including office space and maintenance facilities. The remaining lease terms for facility space vary from 20 months to 13 years. The Company’s operating leases with lease rates that are variable based on operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with accounting guidance.

As of December 31, 2020, the Company’s right-of-use assets were $8,582, the Company’s current maturities of operating lease liabilities were $1,361, and the Company’s noncurrent lease liabilities were $4,351. During the year ended December 31, 2020, the Company paid $5,398 in operating leases reflected as a reduction from operating cash flows.

The table below presents operating lease related terms and discount rates as of December 31, 2020:

Weighted-average remaining lease term	4.94 years
Weighted-average discount rate	6.99%

Components of lease costs were as follows for the years ended December 31,

	2020	2019
Operating lease cost	$9,326	$27,624
Short-term lease cost	1,662	4,331
Variable lease cost	(994)	182
Lease termination expense	1,299	19,353

Total lease cost	$11,293	$51,490

As of December 31, 2020, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under these leases was $11,293 and $51,490 in the years ended December 31, 2020 and 2019, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of December 31, 2020:

Fiscal Year	Amount
2021	1,766
2022	1,778
2023	1,513
2024	1,103
2025	390
Thereafter	579

Total lease payments	7,129
Less imputed interest	(1,417)

Total lease liabilities	$5,712

8. Commitments and Contingencies

Legal Matters

The Company is subject to certain legal actions, which it considers routine to its business activities. As of December 31, 2020, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal matters, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Treasury Audit

The Treasury’s Office of Inspector General (OIG) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the Payroll Support Program. The audit focused, among other things, on certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of varying definitions and other provisions among Air Wisconsin’s application for Treasury Payroll Support, Treasury’s guidance regarding the Payroll Support Program and the PSP-1 Agreement. Air Wisconsin has not received written notice from the OIG as to whether the audit has been completed or what the audit results were. Nevertheless, the Treasury has entered into the PSP-2 Agreement with Air Wisconsin, has paid to Air Wisconsin the first installment of the payroll support to be provided under the PSP-2 Agreement and has not required Air Wisconsin to refund any amounts it received under the PSP-1 Agreement. Air Wisconsin is not able to determine as of the date of the filing of this Annual Report how the amount of payroll support to which Air Wisconsin is entitled under the PSP-2 Agreement was determined. Nevertheless, Air Wisconsin management believes, based on communications it has received from the Treasury, that it is probable an amount will be due as a result of the audit. However, Air Wisconsin is not able to reasonably estimate, as of the date of filing of this Annual Report, the amount which OIG may ultimately determine to be due. Further, certain provisions in the PSP Extension Law may serve to limit or eliminate the need for any funds to be due as a result of the audit by the OIG.

Standby Letters of Credit

As of December 31, 2020, Air Wisconsin had five outstanding letters of credit in the aggregate amount of $348 to guarantee the performance of its obligations under certain lease agreements and insurance policies. Air Wisconsin maintains a credit facility of $810 for the issuance of such letters of credit as needed to support its operations. Air Wisconsin’s restricted cash secures the credit facility.

Cash Obligations

The following table sets forth our cash obligations as of December 31, 2020:

	Payment Due for Year Ending December 31, (in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Aircraft Notes principal	$70,000	$7,000	$7,000	$7,000	$7,000	$42,000	$—
Aircraft Notes interest	$10,850	$2,730	$2,450	$2,170	$1,890	$1,610	$—
Other Loans principal	$36,988	$13,922	$16,660	$2,727	$2,754	$925	$—
Other Loans interest	$1,853	$1,262	$378	$51	$24	$138	$—
Operating lease obligations	$7,129	$1,766	$1,778	$1,513	$1,103	$390	$579

Total	$126,820	$26,680	$28,266	$13,461	$12,771	$45,063	$579

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500 commencing June 30, 2021, with certain additional amounts payable based on excess cash flow. No excess cash flow payments are anticipated in the above table. As of December 31, 2020, all of the Company’s long-term debt was subject to fixed interest rates.

9. Retirement Plans

The Company has defined contribution retirement plans that cover substantially all employees. The Company contributes to these plans. Total expense under all plans for 2020 and 2019 was $3,764 and $4,467, respectively.

10. Related-Party Transactions

For the years ended December 31, 2020 and 2019, the Company paid $390 and $3,979, respectively, pursuant to certain aircraft and engine leases with related parties and for other professional services.

Southshore leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. In the year ended December 31, 2020, Air Wisconsin paid a total of approximately $150 to Southshore, consisting of approximately $66 for the lease of three aircraft and approximately $84 for the lease of additional engines to support Air Wisconsin’s operations. In the year ended December 31, 2019, Air Wisconsin paid a total of approximately $3,739 to Southshore, consisting of approximately $1,878 for the lease of three aircraft, a total of approximately $1,661 for the lease of additional engines, and $200 for the purchase of two previously leased airframes.

In January 2020, the Company completed an acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000 shares of Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of December 31, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500 shares of common stock. Following the adjustment of the Conversion Price to $0.15091 per share, effective as of January 7, 2021, in accordance with the Conversion Cap set forth in the Certificate of Designations, the Series C Preferred remains convertible into an aggregate of 16,500 shares of common stock as of the date of filing this Annual Report. For additional information, refer to Note 12. On April 15, 2020, June 30, 2020, September 29, 2020 and December 30, 2020, the Board of Directors declared dividends of $165, $198, $198 and $198, respectively, on the Series C Preferred, which were paid on April 20, 2020, July 1, 2020, September 30, 2020, and December 31, 2020, respectively.

From time to time, Air Wisconsin has also contracted for services to be performed on certain assets held by Southshore used in Air Wisconsin’s operations and has received reimbursement from Southshore at the cost of such services. Because Air Wisconsin acted as an agent or an intermediary in facilitating such transactions, the amounts of any such transactions are not included in the amounts described above.

Resource Holdings Associates (Resource Holdings) has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC has paid a recurring monthly fee of $20 in exchange for these financial advisory and management services since January 2012. AWAC paid a total of $240 to Resource Holdings in both 2020 and 2019.

11. Collective Bargaining Agreements

Air Wisconsin has five collective bargaining units. The Airline Pilots Association (ALPA) represents pilots. The Association of Flight Attendants-CWA (AFA) represents flight attendants. The mechanics and the technical store clerks have two separate collective bargaining agreements that are both represented by the International Association of Machinists and Aerospace Workers AFL-CIO (IAMAW). The Transport Workers Union of America (TWU) represents dispatchers.

As of December 31, 2020, Air Wisconsin was in negotiations with the union that represents mechanics and will be in negotiations with the union that represents the dispatchers. Air Wisconsin is in mediated negotiations with the IAMAW representing the mechanics. The agreements with the TWU representing the dispatchers was amendable on November 1, 2020, however Air Wisconsin and the union have not started the negotiation process. Air Wisconsin believes the resolution of its negotiations will not have a material impact on its financial position or operations.

Amendable dates for each bargaining unit are:

Bargaining Unit	Amendable Date
Pilots	November 21, 2022
Dispatchers	November 1, 2020
Mechanics	October 7, 2015
Technical store clerks	September 20, 2022
Flight attendants	October 1, 2022

12. Earnings Per Share

Calculations of net income per common share were as follows (in thousands, except per share data):

	2020	2019
Net income (loss)	$39,763	(19,214)
Preferred stock dividends	759	—

Net income (loss) applicable to common stockholders	39,004	(19,214)

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	54,863	54,863
Stock options	559	—
Series C Preferred	15,777	—

Shares used in calculating diluted earnings per share	71,199	54,863

Earnings (loss) allocated to common stockholders per common share
Basic	$0.71	(0.35)

Diluted	$0.56	(0.35)

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming conversion of the 2015 Stock Option and Series C Preferred. In loss periods, dilutive shares associated with the 2015 Stock Option and the Series C Preferred were not included in the calculation above, as they would have an anti-dilutive effect on the calculation of earnings per share. For additional information, refer to Note 13.

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

The Series C Preferred accrues dividends at the rate of 6.0% per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors and paid by the Company (Preferential Dividends).

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

Each share of Series C Preferred is initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (Conversion Price). One of the requirements of the Certificate of Designations is that the Conversion Price be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” is the first 90-trading day period commencing on or after August 28, 2020 (which is the first trading day following the day that is 45 days following the date on which the Company provided notice to its stockholders of the filing of its 2019 Annual Report) during which an aggregate of at least 5.0% of the outstanding shares of common stock are traded. The Conversion Price has been adjusted as of January 7, 2021 to be $0.15091.

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

In January 2020, the Company also entered into an Investors’ Rights Agreement with Southshore, pursuant to which the Company agreed, if requested by Southshore at any time following the 180-day period after the Company became subject to the reporting requirements under the Exchange Act, to file with the SEC a registration statement on a Form S-1 with respect to at least 40% of the common stock issuable upon conversion of the Series C Preferred then outstanding (or a lesser percent if the anticipated aggregate offering price, net of selling expenses, would exceed $10,000), along with other registration rights. All reasonable expenses related to any such registration shall be borne by the Company. The Investors’ Rights Agreement further provides that, whenever the members of the Board of Directors are to be elected, Southshore will vote so as to elect a majority of directors comprising the Board of Directors that qualify as independent directors.

On April 15, 2020, June 30, 2020, September 29, 2020 and December 30, 2020, the Board of Directors declared dividends of $165, $198, $198 and $198, respectively, on the Series C Preferred, which were paid on April 20, 2020, July 1, 2020, September 30, 2020, and December 31, 2020, respectively.

Based on the applicable accounting guidance, the Company is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

As of December 31, 2020, pursuant to the Certificate of Designations, the Series C Preferred was convertible into an aggregate of 16,500 shares of common stock. Following the adjustment of the conversion price of the Series C Preferred effective as of January 7, 2021, the Series C Preferred is convertible into an aggregate of 16,500,000 shares of common stock, representing approximately 23.1% of the fully diluted shares of capital stock of the Company (assuming the full conversion of the Series C Preferred into common stock).

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

13. Stock Options

2015 Stock Option

In 2015, the Company issued a stock option (the 2015 Stock Option) to purchase 558,835 shares of the common stock of the Company at an exercise price of $0.21386 per share. The value of the 2015 Stock Option at the date of grant was $0.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. The 2015 Stock Option was the only stock option outstanding as of December 31, 2020 and 2019.

After July 9, 2019, the 2015 Stock Option became fully exercisable. Prior to that date it could only be exercised based on the occurrence of certain events.

The 2015 Stock Option terminates on the earlier to occur of July 9, 2022 or certain corporate transactions.

14. Supplemental Cash Flow Information

Cash payments for interest for the years ended December 31, 2020 and 2019 were $7,311 and $1,841, respectively. Cash payments for income taxes for the years ended December 31, 2020 and 2019 amounted to $(1,035) and $39, respectively. Cash payments included in the measurement of lease liabilities related to operating leases amount to $5,398 and $29,502 for the years ended December 31, 2020 and 2019 respectively. In the year ended December 31, 2019 the Company also recorded a fair market value of $15,832 for 14 aircraft acquired in a non-cash lease termination transaction. The aircraft are recorded in property, plant, and equipment. For additional information, refer to Note 4.

15. Intangible Assets

Intangible assets at December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

16. Subsequent Events

The Company evaluated its December 31, 2020, financial statements for subsequent events through April 1, 2021, the date the financial statements were available to be issued. The following subsequent events are noted:

•

Refer to Note 2 for certain subsequent events regarding the impact of the COVID-19 pandemic after period end and the adoption of the American Rescue Plan on the Company’s business and operations and, in particular, Air Wisconsin’s receipt of the additional Treasury Payroll Support.

•

Through notices given on January 29, 2021 pursuant to the WARN Act, Air Wisconsin informed approximately 150 pilots (all of whom had received the prior WARN Act notices) that they might be furloughed on April 1, 2021, due to the COVID-19 pandemic and the resulting decrease in passenger demand for air travel. As of the date of this Annual Report, no furloughs have yet been issued pursuant to these notices.

•

In March 2021, Congress adopted, and the President signed, the federal American Rescue Plan, which provides further payroll support to eligible air carriers. Air Wisconsin expects to apply for payroll support under such statute and expects that it will be required to enter into an agreement substantially similar to the PSP-1 Agreement and the PSP-2 Agreement if it receives such payroll support.

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

•

Effective March 30, 2021, the Company’s board of directors adopted a stock repurchase program pursuant to which the Company may initially repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. The Company is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2020, the last day of the period covered by this Annual Report. Disclosure controls and procedures mean controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Identified Material Weaknesses

In connection with the audit of our 2019 financial statements, management identified material weaknesses in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a reporting company’s financial statements will not be prevented or detected on a timely basis. The material weaknesses identified as of December 31, 2019 primarily related to (1) the application of accounting treatment for complex and non-routine transactions, including certain lease termination transactions; (2) the adoption of new accounting standards related to Topic 606 and Topic 842; (3) the establishment and design of processes and controls to document and monitor certain controls over financial reporting, including the review of journal entries; (4) the design of controls for users’ access rights related to certain information technology systems, including payroll; and (5) the accounting for valuation allowances on deferred tax assets. While these material weaknesses did not result in a restatement of any previously reported annual or interim consolidated financial statements, our management concluded at that time that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis.

With the filing of the first quarter 10-Q for 2020, management determined that it had remediated the material weaknesses relating to the adoption of new accounting standards, specifically Topic 606 and Topic 842, and the accounting for valuation allowances on deferred tax assets. Efforts to remediate these material weaknesses included:

•

Developing and implementing formal processes, procedures, and controls pertaining to the adoption of the new accounting standards, including those related to Topic 606 and Topic 842, and the accounting for valuation allowances on deferred tax assets; and

•	The hiring of outside consultants to assist management with the implementation of the new accounting standards and the evaluation of the need for valuation allowances on deferred tax assets.

During the remainder of the year ended December 31, 2020, management successfully completed a comprehensive plan for remediation of the remaining material weaknesses. This plan included the following actions:

•	Hiring outside consultants to assist help us with our remediation efforts, including assisting us with testing our remediation efforts;

•	Developing and implementing formal processes, procedures, and controls pertaining to the application of accounting treatment for complex and non-routine transactions;

•	Developing and implementing formal processes and controls to document and monitor certain controls over financial reporting, including the review of journal entries; and

•	Updating the design of controls for user access rights related to our information technology systems.

As of December 31, 2020, our management concluded that the remediation measures described above had been implemented, and that we had sufficient time to test the operating effectiveness and remediate the material weaknesses noted above.

Changes in Internal Control Over Financial Reporting

Except for the changes we made in connection with the implementation of the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective at the reasonable assurance level.

No Attestation Report of the Registered Public Accounting Firm

Pursuant to an exemption established by the Jumpstart Our Business Startups Act for “smaller reporting companies”, this Annual Report is not required to and does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Consistent with the SEC rules and regulations, our executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”). The following table sets forth information concerning our executive officers and directors as of January 1, 2021:

Name	Age	Position

Executive Officers:
Christine R. Deister	71	Chief Executive Officer and Secretary, Harbor Diversified, Inc.
Robert Binns	56	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay	37	Chief Financial Officer, Air Wisconsin Airlines LLC
Gregg Garvey	55	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC

Non-Employee Directors:
Richard A. Bartlett	63	Director, Harbor Diversified, Inc.
Nolan Bederman(1)	48	Director, Harbor Diversified, Inc.
Kevin J. Degen(1)	63	Director, Harbor Diversified, Inc.

(1)	Serves as a member of our audit committee.

Executive Officers

Christine R. Deister

Ms. Deister, 71, has served as the Company’s Chief Executive Officer and Secretary since March 2020. Ms. Deister has also served as Chief Financial Officer and Secretary of Lotus Aviation Leasing, LLC and Chief Financial Officer and Secretary of Air Wisconsin Funding LLC (“AWF”) since April, 2020, as well as President, Secretary and a director of Harbor Therapeutics, Inc. since April, 2020. Ms. Deister was initially appointed Chief Financial Officer and Secretary of the Company in March 2012, and was subsequently appointed President of the Company in July 2019. Previously, Ms. Deister served as President and Chief Executive Officer of Air Wisconsin from April 2015 until March 2020. From November 2014 to April 2015, Ms. Deister served as Chief Commercial Officer of Air Wisconsin. From November 2004 to November 2014, Ms. Deister served as Executive Vice President and Chief Financial Officer of Air Wisconsin. Prior to Air Wisconsin Ms. Deister served as Executive Vice President and Chief Financial Officer of Hawaiian Airlines from 2001 to November 2004. Prior to 2001, Ms. Deister held various executive roles with Trans World Airlines, including Senior Vice President of Finance and Treasurer.

Robert Binns

Mr. Binns, 56, has served as Air Wisconsin’s President since April 2019, and as its Chief Executive Officer since March 2020. Mr. Binns has also served as Executive Vice President and director of AWAC Aviation, Inc. (“AWAC”) since April 2020. Mr. Binns brings over 25 years of airline and industry-related leadership to these roles. Prior to joining Air Wisconsin, Mr. Binns held executive roles with Hybrid Enterprises, LLC, the exclusive reseller of Lockheed Martin’s hybrid airship, Global Aviation Holdings, TransMeridian Airlines, Pegasus Aviation and Trans World Airlines. Mr. Binns holds an M.B.A. from the University of Kansas, an M.A. in Political Behavior from Essex University in England, and a B.A. in History and Political Science from the University of Kansas.

Liam Mackay

Effective January 1, 2021, the Board of Managers of Air Wisconsin appointed Liam Mackay to serve as its Chief Financial Officer. Prior to joining Air Wisconsin, Mr. Mackay, 37, served as Director, United Express Commercial Strategy at United, since 2019. From 2016 to 2019, Mr. Mackay served as Director, United Express Regional Partner Management at United, and from 2011 to 2016, he served as Senior Manager, Financial Analysis at United. Mr. Mackay graduated from The University of Western Ontario in 2005 with a Bachelor of Administrative & Commercial Studies in Commercial Aviation Management degree, and he obtained a Masters of Business Administration in Aviation from Embry-Riddle Aeronautical University in 2007.

Gregg Garvey

Mr. Garvey, 55, has served as Air Wisconsin’s Senior Vice President, Chief Accounting Officer and Treasurer since October 2018, and has worked with Air Wisconsin in various roles since 1999. Mr. Garvey also serves as Vice President, Chief Financial Officer and Treasurer of AWAC. Prior to joining Air Wisconsin in 1999, Mr. Garvey served as a Tax Manager, Tax Supervisor, and Staff Accountant at Schenck & Associates (currently part of CliftonLarsonAllen LLP), a large regional public accounting firm in Appleton, Wisconsin. Mr. Garvey also held positions of Financial Analyst and Forecasting Accountant, and Senior Tax Accountant at Repap Wisconsin, Inc. a paper company formerly located in Kimberly Wisconsin. Mr. Garvey holds a B.B.A. in Accounting from the University of Wisconsin-Whitewater, an M.S. in Taxation from the University of Wisconsin-Milwaukee, and an M.B.A. from the University of Wisconsin-Oshkosh. Mr. Garvey is also a Certified Public Accountant.

Non-Employee Directors

Richard A. Bartlett

Mr. Bartlett, 63, has served on the Company’s board of directors since August 2011. Mr. Bartlett is the managing director of Resource Holdings, Ltd., a private equity firm located in New York, New York. He has served on the board of directors of numerous privately held and publicly traded companies across a wide variety of industries, including the board of directors of Air Wisconsin for more than 25 years. Mr. Bartlett served on the board of directors of US Airways, Inc. from 2005 to 2008. Prior to joining Resource Holdings, Ltd. in 1984, he served as a law clerk for an associate justice of the Supreme Court of the United States, and prior to that, for a senior judge of the U.S. Circuit Court for the District of Columbia. Mr. Bartlett received his J.D. from Yale Law School and his B.A. from Princeton University.

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

Codes of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Ethics”) applicable to our Chief Executive Officer and other officers that have a financial or operational oversight role, which is intended to comply with the requirements of Item 406 of Regulation S-K. We expect that any amendment to the Code of Ethics, or any waivers of its requirements applicable to our executive officers or directors, will be disclosed in the Company’s future filings under the Exchange Act. The Code of Ethics was filed as an exhibit to the 2019 Annual Report.

Meetings of the Board of Directors

During 2020, the Company’s board of directors held 11 regularly scheduled meetings and numerous additional meetings. Each of the directors participated in all of the meetings of the Company’s board of directors during the period for which he was a director.

Board of Director Policies and Procedures

The Company’s board of directors has documented the Company’s corporate governance practices by adopting certain policies and procedures, including the Code of Ethics and the charter of the audit committee. The Code of Ethics includes certain restrictions on the eligibility of our directors, officers and employees to trade in the Company’s common stock. These policies and procedures are designed to ensure the Company’s board of directors, together with the audit committee, will have the necessary authority and governance frameworks in place to make decisions independent of the Company’s management.

Audit Committee

The Company has a standing audit committee of its board of directors. The audit committee oversees the Company’s corporate accounting and financial reporting process and the audits of the Company’s financial statements. For this purpose, the audit committee’s principal functions are to: (i) oversee the integrity of the Company’s financial statements, the audits of the Company’s financial statements conducted by the Company’s independent registered public accounting firm (“Independent Auditors”), the qualifications and the independence and performance of the Independent Auditors, and compliance with legal, regulatory and disclosure requirements relating to the Company’s accounting and financial reporting processes; (ii) review the Company’s internal control over financial reporting; and (iii) facilitate communication among the Independent Auditors, the Company’s financial and senior management, and the board of directors of the Company. The audit committee is directly responsible for oversight of the work of the Independent Auditors, including resolution of any disagreements between management and the Independent Auditors regarding financial reporting or the application of accounting policies. This oversight includes review and discussion with management and the Independent Auditors of (i) the Company’s financial statements and the reports or information delivered to the audit committee by the Independent Auditors; and (ii) analyses prepared by management and the Independent Auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, as well as assessment of the Company’s system of internal control over financial reporting.

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

The audit committee is also responsible for the review, approval and monitoring of transactions involving the Company and any “related persons” (directors or executive officers, or stockholders owning 5.0% or greater of our outstanding capital stock, or any of their respective immediate family members) that involve amounts exceeding $120,000 in which a related person has a direct or indirect material interest.

The audit committee is presently comprised of two directors and operates under a written charter adopted by the Company’s board of directors. The Company’s board of directors reviews and assesses the adequacy of the audit committee’s written charter on an annual basis. The current members of the audit committee are Messrs. Bederman and Degen.

During 2020, the audit committee held four regularly scheduled meetings and numerous additional meetings. Each of the members of the audit committee attended all of the meetings of the audit committee during the period for which he served on the audit committee.

Special Committee

On November 1, 2019, the Company’s board of directors formed a special committee to evaluate the potential acquisition from Southshore of three CRJ-200 regional jets, each having two engines, plus five additional engines. Messrs. Bederman and Degen, each of whom qualified as “disinterested directors” for purposes of the Southshore transaction, were appointed to serve as members of the special committee. The special committee met frequently, including with special committee counsel, their financial advisor, and an independent valuation firm, throughout the process of analyzing, negotiating and completing the transaction with Southshore, with both members present for all meetings. On January 17, 2020, following the approval of the special committee, the Company completed the acquisition from Southshore in exchange for the issuance of shares of the Series C Preferred. For additional information, refer to the section entitled “Certain Relationships and Related Transactions and Director Independence – Transactions with Southshore Leasing, LLC and Southshore Affiliates” within this Annual Report.

Director Compensation

For service on the Company’s board of directors, each director receives a quarterly cash retainer in the amount of $15,000. For service on the audit committee, the members receive an additional quarterly cash retainer in the amount of $2,500. The directors are not paid additional amounts for attendance at board or committee meetings.

To the extent any director serves on the board of directors (or similar governing body) of any of our active wholly owned subsidiaries, the director is typically paid a quarterly cash retainer in the amount of $2,500, which amount is in addition to amounts paid for service on the Company’s board of directors. Mr. Bartlett served as a director of AWAC until April 7, 2020. Messrs. Bederman and Degen each serve on the board of managers of Air Wisconsin.

No current director has been granted any equity awards in connection with his service on the Company’s board of directors or the audit committee.

We reimburse reasonable expenses incurred in connection with attending meetings of the Company’s board of directors and the audit committee.

Director Compensation Table

Name	Fees Earned Or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Richard A. Bartlett(2)	$62,500	—	$62,500
Nolan Bederman(3)	$80,000	—	$80,000
Kevin J. Degen(3)	$80,000	—	$80,000

(1)	This amount includes a quarterly cash retainer of $15,000 paid to each director for service on the Company’s board of directors.
(2)	Mr. Bartlett received $2,500 for serving as a director of AWAC during the first quarter of 2020. Mr. Bartlett resigned from the board of directors of AWAC on April 7, 2020.
(3)

Messrs. Bederman and Degen were each appointed to the Company’s board of directors on September 20, 2018 and to the audit committee in March 2019. Messrs. Bederman and Degen each earned $10,000 for serving on the audit committee and $10,000 for serving on the board of managers of Air Wisconsin, to which they were appointed in March 2019.

ITEM 11.	EXECUTIVE COMPENSATION

This narrative discussion of the compensation objectives, policies and arrangements that apply to our named executive officers is intended to be read in conjunction with, the Summary Compensation Table and related disclosures set forth below. As a “smaller reporting company,” we are eligible to comply with scaled executive compensation disclosure requirements under applicable SEC rules and regulations.

Named Executive Officers

Our named executive officers include our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2020. Consistent with SEC rules and regulations, our named executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC, as indicated in the table below.

For the year ended December 31, 2020, our named executive officers were:

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

When making executive compensation decisions, the Company’s board of directors generally informs itself of the compensation amounts paid to executives at other regional airlines, although this is only one of several factors considered. In recent years, our executive compensation program has been impacted by the significant financial uncertainty impacting our business, both as a result of factors impacting the regional airline industry generally, and the additional risks and uncertainties caused by the COVID-19 pandemic. This dynamic has resulted in us paying our named executive officers lower amounts of total compensation than might otherwise be expected for executives with similar titles and responsibilities at other airlines. In addition, we have not adopted an equity incentive plan, and have not historically granted equity awards to our named executive officers, which impacts both the aggregate value of compensation that we pay and the mix of compensation elements that we pay relative to other companies in our industry.

Compensation Objectives

When establishing executive compensation, the Company’s board of directors is guided by the following principles:

•	Attract, retain and incentivize executives with the background, experience and vision necessary to lead us in achieving our strategic objectives and creating long-term value for our stockholders;

•	Provide a total compensation package that is generally competitive with other companies in our industry that operate in similar geographic locations and are of a similar size and stage of growth; and

•

Tie a meaningful portion of the cash bonus opportunity to the achievement of individual and Company performance objectives that are important to the creation of long-term value for our stockholders, while retaining discretion to pay bonuses deemed appropriate by the Company’s board of directors.

Compensation Determinations

The members of the Company’s board of directors, which includes two independent directors, are responsible for overseeing our executive compensation program, based on their own experience, their understanding of our business and industry, and feedback from our senior executives. We have not appointed a separate compensation committee. In addition, we have not historically retained a compensation consultant, although we retain the right to do so in the future.

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

Discretionary Cash Bonus Program

Historically, we have not adopted a formal non-equity incentive program as defined in SEC rules and regulations. Rather, we have typically paid discretionary cash bonuses to our named executive officers and other senior executives. The target bonus opportunity is generally expressed as a percentage of base salary, which vary by executive based on factors such as title, responsibility level and tenure. The actual amounts of these bonuses are generally based on a number of subjective factors such as: (i) individual contributions to achieving our strategic objectives, (ii) our actual operational and financial performance, and (iii) executive retention concerns. Examples of strategic objectives that have impacted historical bonus decisions include the restructuring of indebtedness, the negotiation of key customer agreements, the hiring and retention of pilots, and cash management goals.

While final determinations of bonus payments are made based on the consideration of a number of individual and Company performance factors, the bonus calculations are typically not formulaic and are therefore discretionary in nature. For additional information, refer to the section entitled “–Summary Compensation Table” within this Annual Report.

Going forward, the Company intends to design and implement a long-term cash incentive plan (“LTIP”) to reward our senior executives, including our named executive officers, for the achievement of pre-determined strategic and operational objectives and the creation of long-term value. We currently expect that the LTIP will be implemented commencing for fiscal year 2022.

Equity-Based Awards

We have not historically granted equity awards to our named executive officers, and our named executive officers do not currently own any shares of our common stock or any equity awards exercisable for or convertible into shares of our common stock. We have not adopted an equity incentive plan, although we retain the right to do so in the future.

Benefits

We offer a standard benefits package that we believe is necessary to attract and retain key executives. Our named executive officers are eligible to participate in our medical, dental, vision and other welfare benefit plans, such as long-term disability insurance and life insurance.

We maintain a 401(k) plan for the benefit of our eligible employees, including our named executive officers. Currently, we contribute up to 3% of a participant’s compensation, and, in addition, we match contributions made by participants in an amount up to 50% of the amount contributed by participants, on up to 8% of their compensation, subject to IRS limitations, provided that all Company contributions are discretionary.

For the year ended December 31, 2020, certain senior executives were also eligible to participate in our Supplemental Executive Savings Plan (“SESP”), which is a non-qualified deferred compensation retirement benefit plan. Pursuant to the SESP, we contribute, on a discretionary basis, an amount equal to the excess of the full amount of contributions to which the participant would have been entitled under our 401(k) plan, but for the IRS limitations on employer contributions, over the actual amount we contribute to the 401(k) plan for the participant.

Employment Agreements

We have entered into employment agreements with Ms. Deister, Mr. Binns and Mr. Mackay, each of which are summarized below. We have not entered into an employment agreement (or other similar agreement) with Mr. Garvey.

Deister Agreement

Air Wisconsin entered into an employment agreement with Ms. Deister (the “Deister Agreement”), pursuant to which Ms. Deister was initially appointed to serve as President and Chief Executive Officer of Air Wisconsin. Ms. Deister ceased to be President when Mr. Binns was appointed President in April 2019 and ceased to be Chief Executive Officer when Mr. Binns was appointed Chief Executive Officer in March 2020. The Deister Agreement terminated as of December 31, 2020.

The Deister Agreement provided for an annual base salary of $425,000 for 2020. In addition, each year during the term of the Deister Agreement, Ms. Deister was eligible to receive a discretionary cash bonus in an amount determined by the Air Wisconsin board of managers. For the year ended December 31, 2019, Ms. Deister earned a cash bonus of $212,500. For the year ended December 31, 2020, Ms. Deister did not earn a cash bonus. During the term of the Deister Agreement, Ms. Deister participated in such medical, disability, life insurance and other employee benefit plans and programs as were in effect from time to time on the same basis as the other senior executives. For additional information, refer to the section entitled “– Summary Compensation Table” within this Annual Report.

Ms. Deister currently serves as Chief Executive Officer and Secretary of the Company with an annual salary of $150,000. Ms. Deister also currently serves as Vice President for Special Projects for Air Wisconsin for which she is not expected to receive any additional compensation. The Company does not have an employment agreement with Ms. Deister.

Binns Agreement

Air Wisconsin entered into an employment agreement with Mr. Binns (the “Binns Agreement”), pursuant to which Mr. Binns was initially appointed to serve as President of Air Wisconsin in April 2019. Mr. Binns was also appointed to serve as Chief Executive Officer of Air Wisconsin in March 2020. The Binns Agreement has an initial term of two years, from April 1, 2019 through April 1, 2021, with successive automatic one-year renewal periods, subject to earlier termination in accordance with its terms.

The Binns Agreement originally provided for a minimum annual base salary of $350,000, which amount was increased to $425,000 upon Mr. Binns appointment as Chief Executive Officer of Air Wisconsin. The base salary amount may be increased by Air Wisconsin’s board of managers in its sole discretion.

Pursuant to the Binns Agreement, Mr. Binns is eligible to receive a cash bonus for each year during the term of the Binns Agreement, which shall be paid based on the achievement of certain individual and Company performance objectives, as well as certain other subjective factors, as determined by Air Wisconsin’s board of managers from time to time. For the year ended December 31, 2019, Mr. Binns earned a cash bonus of $196,875, which was paid in October 2020, following the completion of the audit of the Company’s financial statements for the year ended December 31, 2019. For the year ended December 31, 2020, Mr. Binns earned a cash bonus of $406,250, a portion of which was paid in March 2021, and the remainder of which will be paid in October 2021. Mr. Binns is required to remain employed through the payment date.

As discussed above, the Company intends to implement an LTIP to reward the senior executives for the achievement of strategic objectives and the creation of long-term value. Mr. Binns will be eligible to receive LTIP awards once adopted. Until such time as the LTIP has been implemented, Mr. Binns is eligible to receive a long-term incentive award (the “LTI Award”), each year during the term of the Binns Agreement in an amount equal to the actual incentive bonus amount for the immediately prior year. For the year ended December 31, 2020, Mr. Binns earned an LTI Award of $196,875. For the year ended December 31, 2020, Mr. Binns earned an LTI Award of $406,250. The LTI Awards are payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. Mr. Binns is required to remain employed on each relevant payment date. For additional information, refer to the section entitled “– Summary Compensation Table” within this Annual Report.

During the term of the Binns Agreement, Mr. Binns is eligible to participate in such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on the same basis as the other senior executives.

In the event of the termination of the Binns Agreement “Without Cause” or for “Good Reason” (each as defined in the Binns Agreement), Air Wisconsin shall pay to Mr. Binns: (i) any base salary that has been earned but remains unpaid as of the date of termination; and (ii) a severance payment equal to one year of base salary plus the amount of the actual cash bonus amount for the prior year, such payment to be made within 30 days after such termination. In addition, Mr. Binns shall be eligible to participate in benefit plans for one year following such termination. The Binns Agreement does not provide for any payments or benefits to be paid in connection with a change in control transaction (or similar transaction).

The Binns Agreement was amended in March 2021 primarily for the purpose of conforming certain payment provisions to the requirements of the agreements Air Wisconsin has entered into with the Treasury for payroll support.

Mackay Agreement

Air Wisconsin entered into an employment agreement with Mr. Mackay (the “Mackay Agreement”) pursuant to which Mr. Mackay was appointed to serve as the Chief Financial Officer of Air Wisconsin effective as of January 1, 2021. The Mackay Agreement provides Mr. Mackay with (i) an initial employment term of two years, from January 1, 2021 through December 31, 2022, with successive automatic one-year renewal periods, subject to earlier termination as described therein; (ii) a minimum annual base salary of $220,000, which may be increased by the board of managers in its sole discretion; (iii) a one-time sign-on bonus in the amount of $35,000, which is subject to forfeiture in certain circumstances as described therein; (iv) reimbursement for housing expenses until Mr. Mackay relocates to the Appleton, Wisconsin area; and (v) such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on substantially the same terms as those available to the other senior executives of Air Wisconsin.

Pursuant to the Mackay Agreement, Mr. Mackay is also eligible to receive a cash bonus for each year during the term of the agreement based on the achievement of certain individual and Company performance objectives, as well as certain subjective factors, as determined by Air Wisconsin’s board of managers from time to time, with an initial target bonus in an amount equal to 50% of his base salary for the applicable year. The cash bonus earned with respect to a particular year will be paid no later than March 31 of the following year, so long as Mr. Mackay continues to be employed through the payment date.

In the event of the termination of the Mackay Agreement “Without Cause” or for “Good Reason” (each as defined in the agreement), Air Wisconsin shall pay to Mr. Mackay: (i) any base salary that has been earned but remains unpaid as of the date of termination and (ii) a severance payment equal to one year of base salary plus the amount of the actual cash bonus paid for the prior year, such payment to be made within 30 days after the date of termination. In addition, Mr. Mackay shall be eligible to participate in employee benefit plans for one year following the date of termination. The Mackay Agreement does not provide for any payments or benefits to be paid in connection with a change in control transaction (or similar transaction).

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

Summary Compensation Table

The following table sets forth summary compensation information for our named executive officers for the year ended December 31, 2020:

Name and Title	Year	Salary ($)	Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Stock and Options Awards(3)	All Other Compensation ($)(4)	Total ($)
Christine R. Deister(5)	2020	513,940	—		—	—	45,093	559,033
Chief Executive Officer and Secretary	2019	433,750	212,500		—	—	44,813	691,063
Robert Binns(6)	2020	406,245	812,500	(7)	—	—	49,648	1,268,393
Chief Executive Officer and President, Air Wisconsin	2019	262,500	393,750	(8)	—	—	108,254	764,504
Gregg Garvey	2020	215,000	215,000		—	—	35,692	465,692
Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin	2019	215,000	120,000		—	—	26,567	361,567

(1)

The amounts in this column reflect the payment of discretionary cash bonuses to our named executive officers. For additional information, refer to the section entitled “Elements of Compensation Program – Discretionary Cash Bonus Program” within this Annual Report.

(2)	We did not adopt a non-equity incentive plan, as defined in the applicable SEC rules and regulations, for 2020 or 2019.
(3)	We have not granted any equity awards to our named executive officers.
(4)	All other compensation for 2020 included the following:

(i) Ms. Deister: (1) aggregate cash payments in the amount of $10,000 for services provided to the board of directors of AWAC and the board of managers of Air Wisconsin (consistent with the amounts paid to the other directors and managers), (2) $19,950 for our contributions pursuant to the 401(k) plan, and (3) $15,143 for our contributions to the SESP;

(ii) Mr. Binns: (1) aggregate cash payments in the amount of $15,000 for services provided to the board of directors of AWAC and the board of managers of Air Wisconsin (consistent with the amounts paid to the other directors and managers), (2) $19,950 for our contributions pursuant to the 401(k) plan, (3) $11,594 for our contributions to the SESP and (4) $3,104 for a personal travel allowance benefit (based on the incremental cost to the Company); and

(iii) Mr. Garvey: (1) $19,950 for our contributions pursuant to the 401(k) plan, (2) $3,100 for our contributions to the SESP, and (3) $12,642 for a personal travel allowance benefit (based on the incremental cost to the Company).

(5)

The salary amount for Ms. Deister for 2020 includes (i) $425,000 for services provided to Air Wisconsin, (ii) $35,000 for services provided to the Company, and (iii) a one-time payment of $53,940 for unused vacation time in accordance with the Company’s policies.

(6)	Mr. Binns joined Air Wisconsin as President in April 2019 and was appointed Chief Executive Officer in March 2020.
(7)

Of this amount, (i) $406,250 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2020, a portion of which was paid in March 2021 and the remainder of which will be paid in October 2021, and (ii) $406,250 reflects the issuance of an LTI Award, which is payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. Mr. Binns is required to remain employed through each relevant payment date. For additional information, refer to the section entitled “Elements of Compensation Program – Discretionary Cash Bonus Program” and “Employment Agreements” within this Annual Report for additional information.

(8)

Of this amount, (i) $196,875 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2019, but which was not determined and paid until October 2020 following the completion of the audit of the Company’s financial statements for the fiscal year ended December 31, 2019, and (ii) $196,875 reflects the issuance of an LTI Award, which is payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. Mr. Binns is required to remain employed through each relevant payment date.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2020, none of our named executive officers held any outstanding equity awards to acquire shares of our common stock.

Equity Incentive Plans

We do not have outstanding any equity incentive plans, whether or not approved by our stockholders, pursuant to which any equity awards have been or may be issued to our directors, executive officers and other employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 26, 2021 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of the Company’s common stock.

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

(1)

Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 54,863,305 shares of the Company’s common stock and 4,000,000 shares of the Series C Preferred outstanding as of March 26, 2021.

(2)	The address of each stockholder listed is W6390 Challenger Drive, Suite 203 Appleton, WI 54914-9120.
(3)

Consists of 16,500,000 shares of the Company’s common stock issuable upon the conversion of shares of the Series C Preferred that are immediately convertible. Following the adjustment of the Conversion Price to $0.15091 per share, effective as of January 7, 2021, in accordance with the Conversion Cap set forth in the Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (the “Certificate of Designations”), 754,550 shares of the 4,000,000 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock, with the remaining 3,245,450 shares of Series C Preferred remaining outstanding as Conversion Cap Excess Shares as of the date of filing this Annual Report.

(4)

Includes (i) 20,000,000 shares of the Company’s common stock held by Amun LLC (“Amun”) and (ii) 4,000,000 shares of the Series C Preferred held by Southshore that are immediately convertible into 16,500,000 shares of the Company’s common stock (based on the conversion price as of the date of filing of this Annual Report). The 20,000,000 shares of the Company’s common stock held by Amun as of March 26, 2021 represent approximately 28.0% of the fully diluted shares of capital stock of the Company, and the shares of the Series C Preferred held by Southshore as of December 31, 2020 represent approximately 23.1% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock). Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his ownership of a controlling interest in entities that collectively own approximately 19.6% of the outstanding equity interests of Amun. However, Mr. Bartlett does not control voting or investment decisions made by Amun, which are made by the board of managers of Amun. Mr. Bartlett disclaims beneficial ownership of the shares held by Amun except to the extent of his pecuniary interest therein. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore and his ownership of a controlling interest in entities that collectively own approximately 19.6% of the outstanding equity interests of Southshore. However, Mr. Bartlett does not control voting or investment decisions made by Southshore, which are made by the board of managers of Southshore. Mr. Bartlett disclaims beneficial ownership of the shares held by Southshore except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

Other than the transactions discussed below, and the various compensation arrangements described in the section entitled “Executive Compensation” within this Annual Report, since January 1, 2019, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or are expected to be a party for which the amount involved exceeds or is expected to exceed $120,000, and in which any director, executive officer, holder of more than 5% of the Company’s common stock or Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Transactions with Amun LLC

Since January 2012, Amun has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to a Stock Purchase Agreement entered into with Amun in January 2012 (the “Amun SPA”). In accordance with the Amun SPA, AWAC has paid a recurring monthly fee of $20,000 in exchange for Amun’s financial advisory and management services. Amun assigned the payment of these fees to Resource Holdings Associates (“Resource Holdings”). AWAC paid a total of $240,000 to Resource Holdings in both 2020 and 2019. It also agreed to make monthly payments of $4,500 to each of Geoffrey T. Crowley, William P. Jordan and Patrick J. Thompson pursuant to the Amun SPA; however, because Messrs. Crowley, Jordan, and Thompson are all currently employed by Air Wisconsin, we did not make these monthly payments to them in 2020 or 2019.

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

Transactions with Southshore Leasing, LLC and Southshore Affiliates

Southshore Leasing, LLC (“Southshore Leasing”), through its affiliates (the “Southshore Affiliates” and, together with Southshore Leasing, “Southshore”), leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. During 2020, Air Wisconsin paid a total of approximately $0.15 million to Southshore, consisting of approximately $0.07 million for the leases of three aircraft and approximately $0.08 million for the lease of additional engines to support the operations of Air Wisconsin’s aircraft fleet. During 2019, Air Wisconsin paid a total of approximately $3.7 million to Southshore, consisting of approximately $1.9 million for the leases of three aircraft and approximately $1.7 million for the lease of additional engines to support the operations of Air Wisconsin’s aircraft fleet.

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

On January 17, 2020, the Company completed an acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Preferred. Air Wisconsin had leased each of these regional jets from Southshore under the lease arrangements described above prior to the acquisition. Following the adjustment of the Conversion Price to $0.15091 per share, effective as of January 7, 2021, in accordance with the Conversion Cap set forth in the Certificate of Designations, 754,550 shares of the 4,000,000 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock, with the remaining 3,245,450 shares of Series C Preferred remaining outstanding as Conversion Cap Excess Shares as of the date of filing this Annual Report. On November 1, 2019, the Company’s board of directors formed a special committee to evaluate this acquisition from Southshore. Messrs. Bederman and Degen, each of whom qualified as a “disinterested director” for purposes of the transaction, were appointed to serve as members of the special committee. The special committee met frequently, including with special committee counsel, their financial advisor, and an independent valuation firm, throughout the process of analyzing, negotiating and completing the transaction, with both members present for all meetings. The Company completed the acquisition following the approval of the special committee. On January 17, 2020, the Company filed a Certificate of Designations, Preferences, and Rights of Series C Preferred (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which establishes the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred. As of December 31, 2020, the shares of Series C Preferred were convertible into an aggregate of 16,500,000 shares of the Company’s common stock.

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

AUDIT AND NON-AUDIT FEES

The following table provides the aggregate fees for services provided by BDO USA, LLP, our independent registered public accounting firm for the quarter ended March 31, 2020 and the year ended December 31, 2019 and for services prior to November 3, 2020, and by Grant Thornton LLP, our independent registered public accounting firm for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, and for services rendered on and after November 3, 2020:

	Year Ended December 31,
	2020	2019
Audit fees(1)	$262,504	$848,257
Audit-related fees(2)	70,000	—
Tax Fees(3)	—	19,070
Other(4)	11,256	—
Total fees	343,760	867,327

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, internal control services, tax services and other services. The audit committee has adopted a policy for the pre-approval of services provided by our former independent registered public accounting firm, BDO USA, LLP, and our current independent registered public accounting firm, Grant Thornton LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis before the independent registered public accounting firm is engaged to provide each service.

During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

The audit committee has determined that the rendering of the non-audit services described above by BDO USA, LLP and Grant Thornton LLP is compatible with maintaining the auditor’s independence.

For the year ended December 31, 2020, all audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

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

3. Exhibits

The exhibits listed below are filed or furnished as part of this Annual Report.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Harbor Diversified, Inc. (as amended through December 31, 2019).	10-K	001-34584	3.1	July 10, 2020

3.2	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock of Harbor Diversified, Inc.	10-K	001-34584	3.2	July 10, 2020

3.3	Amended and Restated Bylaws of Harbor Diversified, Inc. (as amended through December 31, 2019).	10-K	001-34584	3.3	July 10, 2020

4.1	Description of Capital Stock of Harbor Diversified, Inc.	10-K	001-34584	4.1	July 10, 2020

10.1#	Form of Indemnification Agreement.	10-K	001-34584	10.1	July 10, 2020

10.2#	Employment Agreement, dated June 24, 2015, between Air Wisconsin Airlines Corporation (now known as “Air Wisconsin Airlines LLC”) and Christine R. Deister.	10-K	001-34584	10.2	July 10, 2020

10.3.1#	Employment Agreement, dated March 20, 2019, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3	July 10, 2020

10.3.2*#	First Amendment to Employment Agreement, dated March 29, 2021, between Air Wisconsin Airlines LLC and Robert Binns.	—	—	—	—

10.4*#	Employment Agreement, dated as of January 1, 2021, between Air Wisconsin Airlines LLC and Liam Mackay.	—	—	—	—

10.5.1+†	Capacity Purchase Agreement, dated February 26, 2017, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.1	July 10, 2020

10.5.2	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.2	July 10, 2020

10.5.3*+†	First Amendment to Capacity Purchase Agreement, dated October 14, 2020, between United Airlines, Inc., Air Wisconsin Airlines LLC, AWAC Aviation, Inc., and Harbor Diversified, Inc.	—	—	—	—

10.6+	Purchase Agreement, dated January 17, 2020, among Harbor Diversified, Inc., Air Wisconsin Airlines LLC, and Southshore Aircraft Holdings, LLC.	10-K	001-34584	10.5	July 10, 2020

10.7	Note, dated April 6, 2020, payable by Air Wisconsin Airlines LLC to Lender.	10-K	001-34584	10.6	July 10, 2020

10.8.1	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.7	July 10, 2020

10.8.2*	Payroll Support Program Extension Agreement, dated March 22, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.

10.9.1+	Restructuring Agreement, dated January 25, 2018, among Air Wisconsin Airlines LLC, the Lender, the Subordinated Note Holder, U.S. Bank National Association and Investissement Quebec.	10-K	001-34584	10.8.1	July 10, 2020

10.9.2	Form of Amended and Restated Credit Agreement, dated December 24, 2018, among Air Wisconsin Airlines LLC, U.S. Bank National Association and the Lender.	10-K	001-34584	10.8.2	July 10, 2020

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10.1	Credit Agreement, dated June 5, 2017, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.1	July 10, 2020

10.10.2	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.2	July 10, 2020

10.10.3	Credit Agreement, dated January 25, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.3	July 10, 2020

10.10.4	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.4	July 10, 2020

10.10.5	Amendment No. 2 to Credit Agreement, dated April 24, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.5	July 10, 2020

10.10.6	Amendment No. 3 to Credit Agreement, dated June 20, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.6	July 10, 2020

14.1	Code of Business Conduct and Ethics for Senior Financial Officers.	10-K	001-34584	14.1	July 10, 2020

21.1	List of Subsidiaries of Harbor Diversified, Inc.	10-K	001-34584	21.1	July 10, 2020

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	XBRL Instance Document	—	—	—	—

101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Filed herewith.
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

#	Management contract or compensatory plan, contract or arrangement.
+	Certain schedules are omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.
†	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

ITEM 16.	FORM 10-K SUMMARY

Information with respect to this Item is not required and has been omitted.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: April 1, 2021	By:	/s/ Christine R. Deister
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

Signature	Title	Date

/s/ Christine R. Deister	Chief Executive Officer and Secretary Harbor Diversified, Inc. (Principal Executive Officer)	April 1, 2021

/s/ Gregg Garvey	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC (Principal Financial and Accounting Officer)	April 1, 2021

/s/ Richard A. Bartlett	Director, Harbor Diversified, Inc.	April 1, 2021

/s/ Nolan Bederman	Director, Harbor Diversified, Inc.	April 1, 2021

/s/ Kevin J. Degen	Director, Harbor Diversified, Inc.	April 1, 2021