Form 10-Q
period 2021-03-31
HARBOR DIVERSIFIED, INC.
filed 2021-05-17
CIK 899394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, the registrant had 54,863,305 shares of common stock, $0.01 par value, outstanding, and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules, revenue, expenses, margins, profitability, capital expenditures, liquidity, capital resources and other operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•

the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner, particularly given the risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic;

•

the possibility that United could continue to provide Air Wisconsin with inefficient flight schedules, or change the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, or not extend the United capacity purchase agreement on commercially reasonable terms or at all;

•

the duration and spread of the ongoing global COVID-19 pandemic and its impact on the business, results of operations, financial condition and liquidity of Air Wisconsin, in particular, and the airline industry, generally, including the sustained decline in passenger demand for air travel;

•	the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement;

•	the extent to which Air Wisconsin’s current growth opportunities and strategic operating plan are restricted based on the United capacity purchase agreement or factors impacting the airline industry;

•	Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type;

•	Air Wisconsin’s significant amount of debt and other contractual obligations;

•	the supply of qualified pilots to the airline industry, pilot attrition, and the costs associated with hiring and training pilots;

•	the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;

•	aircraft and engine maintenance costs; and

•

the impact of the application of accounting guidance, including the requirement to defer a significant amount of revenue under the United capacity purchase agreement, on our financial condition and results of operations.

The forward-looking statements contained in this Quarterly Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2021 (the “2020 Annual Report”), this Quarterly Report, and in the other reports we file with the SEC.

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

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$124,062	$130,373
Restricted cash	820	820
Marketable securities	19,943	—
Accounts receivable, net	22,170	7,977
Federal tax receivable	3,026	—
Spare parts and supplies, net	5,546	5,937
Contract costs	459	433
Prepaid expenses and other	3,222	2,310

Total Current Assets	179,248	147,850

Property and Equipment
Flight property and equipment	258,966	258,981
Ground property and equipment	8,086	8,127
Less accumulated depreciation and amortization	(124,098)	(117,717)

Net Property and Equipment	142,954	149,391

Other Assets
Operating lease right-of-use asset	16,502	8,582
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	469	566
Long-term notes receivable	39,675	32,440
Other	2,393	2,049

Total Other Assets	68,614	53,212

Total Assets	$390,816	$350,453

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$12,382	$11,773
Accrued payroll and employee benefits	14,251	14,761
Current portion of operating lease liability	3,007	1,361
Other accrued expenses	378	345
Contract liabilities	26,365	18,443
Income taxes payable	870	107
Current portion of long-term debt (stated principal amount of $25,558 at March 31, 2021 and $20,922 at December 31, 2020)	28,218	23,652

Total Current Liabilities	85,471	70,442

Other Long-Term Liabilities
Long-term debt (stated principal amount of $81,430 at March 31, 2021 and $86,066 at December 31, 2020)	88,920	94,186
Long-term promissory note	4,275	4,275
Deferred tax liability	6,363	6,200
Long-term operating lease liability	10,721	4,351
Long-term contract liabilities	6,441	7,780
Deferred revenue, net of current portion	31,075	30,720
Other	2,798	2,774

Total Long-Term Liabilities	150,593	150,286

Total Liabilities	236,064	220,728
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued and 54,863,305 shares outstanding at March 31, 2021 and December 31, 2020	555	555
Additional paid-in capital	288,023	288,221
Retained deficit	(146,545)	(171,770)
Cost of repurchased stock	(481)	(481)

Total Stockholders’ Equity	141,552	116,525

Total Liabilities and Stockholders’ Equity	$390,816	$350,453

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Operating Revenues
Contract revenues	$49,756	$67,062
Contract services and other	18	17

Total Operating Revenues	49,774	67,079

Operating Expenses
Payroll and related costs	22,751	31,626
Aircraft fuel and oil	13	31
Aircraft maintenance, materials and repairs	8,454	14,011
Aircraft rent	23	3,352
Other rents	922	1,509
Depreciation, amortization and obsolescence	6,500	6,941
Payroll Support Program	(27,914)	—
Purchased services and other	5,768	6,045

Total Operating Expenses	16,517	63,515

Income From Operations	33,257	3,564

Other (Expense) Income
Interest income	370	225
Interest expense	(362)	(428)
Loss on marketable securities	(57)	—
Other, net	—	(19)

Total Other (Expense) Income	(49)	(222)

Net Income Before Taxes	33,208	3,342
Income Tax Expense (Benefit)	7,983	(1,072)

Net Income	$25,225	$4,414
Preferred stock dividends	198	165

Net income available to common stockholders	25,027	4,249

Basic Earnings per share	$0.46	$0.08
Diluted Earnings per share	$0.35	$0.06
Weighted Average Common Shares:
Basic	54,863	54,863
Diluted	71,662	68,989

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	25,225	—	25,225
Dividend	—	—	—	—	—	(198)	—	—	(198)

Balance, March 31, 2021 (unaudited)	4,000	$13,200	54,863	618	$555	$288,023	$(146,545)	$(481)	$141,552

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2019	—	$—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net income	—	—	—	—	—	—	4,414	—	4,414
Dividend	—	165	—	—	—	(165)	—	—	(165)
Preferred Stock	4,000	13,200	—	—	—	—	—	—	—

Balance, March 31, 2020 (unaudited)	4,000	$13,365	54,863	618	$555	$288,815	$(207,119)	$(481)	$81,770

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Cash Flows From Operating Activities
Net income	$25,225	$4,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	6,500	6,941
Aircraft lease termination costs	—	(84)
Amortization of contract costs	(661)	(933)
Amortization of engine overhauls	298	732
Deferred income taxes	163	(7)
Loss on disposition of property and equipment	49	544
Loss on marketable securities	57	—
Changes in operating assets and liabilities:
Accounts receivable	(14,193)	1,082
Notes receivable	(7,235)	—
Federal tax receivable	(3,026)	—
Spare parts and supplies	211	(199)
Prepaid expenses and other	(1,256)	(920)
Operating lease right-of-use asset	96	2,490
Accounts payable	609	(1,691)
Accrued payroll and employee benefits	(510)	245
Other accrued expenses	33	462
Long-term deferred revenue	355	—
Contract liabilities	7,244	(1,242)
Income taxes payable	763	(20)
Other long-term liabilities	24	(9)

Net Cash Provided by Operating Activities	14,746	11,805

Cash Flows From Investing Activities
Additions to property and equipment	(163)	(2,918)
Proceeds on disposition of property and equipment	4	2
Investments in marketable securities	(20,000)	—

Net Cash Used in Investing Activities	(20,159)	(2,916)

Cash Flows From Financing Activities
Repayments of long-term debt	(700)	—
Dividends paid	(198)	—

Net Cash Used in Financing Activities	(898)	—

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(6,311)	8,889
Cash, Cash Equivalents and Restricted Cash, beginning of period	131,193	70,273

Cash, Cash Equivalents and Restricted Cash, end of period	$124,882	$79,162

See accompanying condensed notes to unaudited consolidated financial statements.

See Note 11 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Harbor Diversified, Inc. and its subsidiaries (collectively, the Company).

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

The consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in the notes to financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to unaudited consolidated financial statements are presented in thousands except per share amounts.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 1, 2021 (2020 Annual Report). Due in part to the severe impacts from the global coronavirus (COVID-19) pandemic, in addition to other factors, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other reporting period.

Description of Operations

The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin.

The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement (the United capacity purchase agreement) with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020 and April 2021. For additional information, refer to Note 3, Capacity Purchase Agreement with United.

Air Wisconsin operates as a United Express carrier with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs.

Contract Revenues

The Company recognizes revenue under the United capacity purchase agreement over time as services are provided. United pays Air Wisconsin a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day, with additional incentives primarily based on flight completion, on-time performance, and customer satisfaction ratings. Under this agreement, Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues.

The United capacity purchase agreement provides for weekly provisional cash payments based on a projected level of flying each month. Air Wisconsin and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis. Under the agreement, Air Wisconsin is also eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreement and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606, Revenue from Contracts with Customers (Topic 606).

The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet its liquidity requirements for at least the next 12 months from the date of this filing.

As discussed above, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the United capacity purchase agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the United capacity purchase agreement. Due to the material decrease in completed flights for the three months ended March 31, 2021 as compared to levels prior to the COVID-19 pandemic and anticipated future flight levels in periods within the remaining contract term, Air Wisconsin determined that the amount of the fixed payments it received for the three months ended March 31, 2021 was disproportionately high relative to anticipated fixed revenue for future periods. Air Wisconsin anticipates the future number of flights it will complete over the remainder of the agreement will significantly increase as compared to the prior twelve months. Accordingly, Air Wisconsin deferred the recognition of $7,911 of revenue in the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020. Air Wisconsin’s deferred revenue related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term.

The current portion of the deferred fixed revenue, in the amount of $20,056, is recorded as part of contract liabilities, and the long-term portion of the deferred revenue, in the amount of $31,075, is recorded as deferred revenue on the consolidated balance sheets. Consistent with the analysis above, for the three months ended March 31, 2021, Air Wisconsin also recognized less non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the agreement in proportion to flights flown. During the three months ended March 31, 2021, Air Wisconsin recorded $661 of revenue from upfront fees and $71 of fulfillment costs, compared to $933 and $100 for the three months ended March 31, 2020, respectively. The current portion of the deferred upfront fee revenue, in the amount of $4,282, is recorded as part of contract liabilities, and the long-term portion of the deferred upfront fee revenue, in the amount of $4,371, is recorded as long-term contract liabilities on the consolidated balance sheets. As part of the October 2020 amendment to the United capacity purchase agreement described below (CPA Amendment), United accrued a liability to Air Wisconsin in the amount of $11,048 along with a cash settlement of $670, of which $4,411 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods. For the three months ended March 31, 2021, Air Wisconsin recorded $313 of revenue related to these items, compared to $0 for the three months ended March 31, 2020. The current portion of the deferred CPA Amendment revenue, in the amount of $2,027, is recorded as part of contract liabilities, and the long-term portion of the deferred CPA Amendment revenue, in the amount of $2,070, is recorded as long-term contract liabilities on the consolidated balance sheets. The timing of the recognition of these items in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown at the beginning of the same period. The amount of revenue recognized for the three months ended March 31, 2021 that was previously recorded as a contract liability is $974.

The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the COVID-19 pandemic, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United stand ready rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three months ended March 31, 2021, Air Wisconsin recorded $7,235 in revenue related to this performance obligation. Under the CPA Amendment United pays this amount by the delivery of a long-term note. Therefore, this amount was recorded in long-term notes receivable on the consolidated balance sheets as of March 31, 2021. The long-term notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. As of March 31, 2021, these notes totaled $39,675, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of March 31, 2021, interest receivable on these notes totaled $669.

United makes provisional cash payments to Air Wisconsin during each month of service based on monthly flight schedules. These provisional cash payments are reconciled based on actual completed flights after each month’s flight activity is completed. As of March 31, 2021, United owed Air Wisconsin $4,560 which is recorded in accounts receivable, net, on the consolidated balance sheets.

Other Revenues

Other revenues are immaterial and primarily consist of the sales of parts to other airlines. The transaction price for the sale of these parts generally is fair market value.

Impairment of Long-Lived and Intangible Assets

The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding matters such as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the consolidated financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests were needed as of March 31, 2021.

Concentration of Customer Risk

Substantially all the Company’s revenues for the three months ended March 31, 2021 and March 31, 2020, were derived from the United capacity purchase agreement. Refer to Note 3, Capacity Purchase Agreement with United, for additional information.

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

Restricted Cash

As of March 31, 2021, Air Wisconsin had a restricted cash balance of $820. The balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements and insurance policies. For additional information, refer to Note 8, Commitments and Contingencies.

Marketable Securities

The Company’s equity security investments, consisting of exchange-traded funds, are recorded at fair value based on quoted market prices (level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification (ASC) Topic 320, Debt and Equity Securities, with the change in fair value during the period included in the consolidated statements of operations. As of March 31, 2021 and March 31, 2020, the fair value of our marketable securities was $19,943 and $0, respectively.

The calculation of net unrealized gains and losses for the period that relate to marketable securities still held at March 31, 2021 is as follows:

Net losses recognized during the three months ended March 31, 2021 on equity securities	$(57)
Less: Net gains and losses recognized during the period on equity securities sold during the three months ended March 31, 2021	—

Unrealized losses recognized during the reporting period on equity securities still held at March 31, 2021	$(57)

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, accounts receivable, long-term investments, accounts payable, and long-term debt. The Company believes the carrying amounts of these financial instruments, with the exception of marketable securities, are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of long-term debt, because of interest rates available to the Company for similar obligations. Marketable securities are reported at fair value based on quoted market prices. Long-term investments are held-to-maturity debt securities and are reported at amortized cost.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). Fair Value Measurement (Topic 820) establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:

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

The table below sets forth the Company’s classification of financial instruments as of March 31, 2021:

	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$19,943	$19,943	$—	$—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total value of financial instruments	$24,218	$19,943	$4,275	$—

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued ASU No. 2020-06, Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity (ASU 2020-06). ASU 2020-06 amends the guidance on convertible instruments and the derivatives scope exception for contracts and convertible instruments on an entity’s own equity. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company opted to early adopt as of January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s results of operations, financial position, or related disclosures.

Upcoming Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 introduces a new accounting model known as Current Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. ASU 2016-13 is effective for calendar years beginning after December 15, 2022, including interim periods within those calendar years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its results of operations, financial position and related disclosures.

Reclassification

In accordance with ASU 2016-18, restricted cash on the consolidated statement of cash flows for the three months ended March 31, 2020, has been reclassified to be included in the beginning and ending balances of cash and cash equivalents. The restricted cash was previously reported in the cash flows from investing activities section of the statements of cash flows.

2. Liquidity

The Company’s ability to meet its liquidity needs is dependent upon its cash and cash equivalents balance and its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company’s operations will be sufficiently profitable, or that additional funds will be available, to meet its future liquidity needs.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In response, federal, state, local, and foreign governments implemented various guidelines and restrictions in an attempt to control the spread and mitigate the impact of COVID-19.

As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which Air Wisconsin operates. The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the scope of mandated or recommended containment and mitigation measures, the extent, duration and execution of government stabilization and recovery efforts, and the timing and success of vaccine distribution programs.

Decline in Demand for Air Travel

The various guidelines and restrictions adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on passenger demand for air travel. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic demand related to the COVID-19 pandemic during the first quarter of 2020 and, as of the date of this filing, has stated that it expects demand will remain suppressed in 2021. In response to lower demand for air travel, in the months between April and December 2020, United cut its scheduled capacity by between approximately 50% and 90%. United’s scheduled capacity for the three months ended March 31, 2021 was down approximately 50% from its scheduled capacity for the three months ended March 31, 2020.

While Air Wisconsin’s monthly departures and scheduled block hours have been gradually increasing on an absolute basis since June 2020, Air Wisconsin expects to continue to experience significantly fewer departures and block hours on a comparative basis relative to historical levels for the foreseeable future.

United Capacity Purchase Agreement

Since a portion of the Company’s revenue is fixed due to the structure of the United capacity purchase agreement, the impact of the COVID-19 pandemic on the Company’s financial position may be partially mitigated or offset. However, if United ceases to pay the full amount required under the agreement, whether due to its own financial disruption resulting from the COVID-19 pandemic, as a result of a dispute with Air Wisconsin, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition, and liquidity. The fixed amount received is based on a fixed contractual rate and number of covered aircraft, while variable revenue earned is based on the number of block hours and departures. Variable revenues have been significantly reduced due to the lower number of flights relative to historical levels. In addition, a certain portion of the fixed amount of revenue has been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term. For additional information regarding the United capacity purchase agreement, refer to Note 1, Summary of Significant Accounting Policies.

Cost Reduction Initiatives

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

Further, as a result of voluntary departures, and the decisions of certain furloughed employees to not accept Air Wisconsin’s recall offers, the number of Air Wisconsin’s employees was reduced by approximately 550 from March 31, 2020 to March 31, 2021.

Paycheck Protection Program

In addition to cost reduction initiatives, Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the COVID-19 pandemic on the Company’s financial condition, results of operations and liquidity.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was adopted.

In April 2020, Air Wisconsin applied to a lender for a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the CARES Act and administered by the Small Business Administration (SBA). The entire loan amount was received by Air Wisconsin on April 13, 2020. The application for these funds required Air Wisconsin to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of Air Wisconsin. Air Wisconsin was also required to certify that the loan funds would be used to retain workers and maintain payroll, or to make mortgage payments, lease payments, and utility payments. The SBA Loan bears interest at a rate of 1.0% per annum. The SBA Loan originally had a two-year term, and monthly principal and interest payments were originally deferred for six months after the date of the loan. Pursuant to the Flexibility Act adopted in June 2020 (Flexibility Act), the maturity date may be, but has not yet been, extended to 2025, and the interest deferral has been extended to 2021. The SBA Loan may be prepaid at any time without penalty. Under the CARES Act, Air Wisconsin can apply for and be granted forgiveness for all or a portion of the SBA Loan. Such forgiveness, if any, will be determined, subject to limitations, based on the use of the loan proceeds for specified purposes, provided that not more than 40% of the forgiven amount may be for non-payroll costs. While Air Wisconsin believes that its use of the loan proceeds will meet the conditions for forgiveness of the SBA Loan, there can be no assurance that Air Wisconsin will obtain forgiveness of the loan in whole or in part. As of the date of this filing, Air Wisconsin has not yet applied for loan forgiveness and the loan has not yet been forgiven. Air Wisconsin is in compliance with the terms of the SBA Loan.

Payroll Support Program

In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (PSP-1 Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of the Treasury (Treasury) under the payroll support program (Payroll Support Program) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin received approximately $42,185 in the twelve months ended December 31, 2020.

In December 2020, the federal Consolidated Appropriations Act of 2021 (PSP Extension Law) was adopted, which provides for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement with the Treasury (the PSP-2 Agreement), which is substantially similar to the PSP-1 Agreement. Air Wisconsin expects to receive approximately $35,734 pursuant to the PSP-2 Agreement, approximately $15,536 of which was received in March 2021 and the balance of which is expected to be received in May 2021.

In March 2021, the federal American Rescue Plan Act of 2021 (American Rescue Plan) was adopted, which provides further payroll support to eligible air carriers. Pursuant to the American Rescue Plan, Air Wisconsin expects to enter into a Payroll Support Program 3 Agreement with the Treasury (the PSP-3 Agreement and, together with the PSP-1 Agreement and the PSP-2 Agreement, the PSP Agreements), which is expected to be substantially similar to the PSP-1 Agreement and the PSP-2 Agreement. Although the timing of the receipt of payments is not certain, Air Wisconsin expects to receive approximately $33,329 pursuant to the PSP-3 Agreement.

The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. In addition, the PSP Agreements authorize the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. For additional information, refer to Note 8, Commitments and Contingencies.

The proceeds of the Treasury Payroll Support under the PSP Agreements are recorded in cash and cash equivalents when received and are recognized as a reduction in expense under Payroll Support Program in the consolidated statements of operations over the periods for which the funds are intended to offset payroll expenses. In the three months ended March 31, 2021, Air Wisconsin received approximately $15,536 under the Payroll Support Program and recorded a receivable in the amount of $12,378 representing covered expenses incurred under the Payroll Support Program as of March 31, 2021. The Company recognized approximately $27,914 under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the three months ended March 31, 2021.

3. Capacity Purchase Agreement with United

In February 2017, Air Wisconsin entered into the United capacity purchase agreement with United to operate up to 65 CRJ-200 regional jet aircraft. In October 2020, Air Wisconsin entered into the CPA Amendment, which, among other things, set the number of aircraft covered by the agreement at 63. Under the CPA Amendment, United has the option to extend the initial term of the agreement ending in February 2023 for no less than two years (and up to three years, in its discretion), and a second option to extend for an additional two-year period subject to mutual agreement by Air Wisconsin and United as to compensation.

4. Property and Equipment

The following presents Air Wisconsin’s aircraft as of March 31, 2021 and March 31, 2020:

March 31, 2021	Owned	Leased
CRJ-200	64	—

March 31, 2020	Owned	Leased
CRJ-200	54	10

In January 2020, the Company completed an asset acquisition from Southshore Leasing, LLC (Southshore Leasing), through its affiliates (the Southshore Affiliates and, together with Southshore Leasing, Southshore), of three CRJ-200 regional jets, each having two General Electric (GE) engines, plus five additional GE engines, in exchange for the issuance of shares of the Company’s Series C Convertible Redeemable Preferred Stock (Series C Preferred). Air Wisconsin had leased each of these regional jets and engines prior to the acquisition. For additional information, refer to Note 9, Related Party Transactions.

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

5. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 was 24.0%. The Company’s effective tax rate for the three months ended March 31, 2021 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

The Company’s effective tax rate for the three months ended March 31, 2020 was (32.1)%. The Company’s effective tax rate for the three months ended March 31, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible expenses, which impacts were partially offset by a $936 discrete tax benefit from a refund of alternative minimum tax credits available under a provision of the CARES Act that occurred during the period.

6. Debt

Long-Term Debt

Long-term debt consists of the following (with interest rates, as of the dates presented):

	March 31, 2021	December 31, 2020
Notes, due December 31, 2025 (4.0%)	$80,150	$80,850
Credit Agreements, due through 2022 (5.0%)	26,988	26,988
SBA Loan, due 2025 (1.0%)	10,000	10,000

Total debt	117,138	117,838
Less: current maturities	28,218	23,652

Total Long-Term Debt	$88,920	$94,186

In April 2020, in connection with the SBA Loan, Air Wisconsin issued to a lender a promissory note for an aggregate principal amount of $10,000. The amount outstanding under the note may be forgiven under certain circumstances. The Company has recorded the value of the promissory note on a relative fair value basis as $8,433 of long-term debt and $1,567 of current portion of long-term debt on the consolidated balance sheets. Based on the Flexibility Act, the Company expects that principal and interest payments on the SBA Loan will be deferred until August 2021, and, if the amount outstanding under the SBA Loan is not forgiven, Air Wisconsin will commence payments in September 2021, and the maturity date will be April 2025. For additional information, refer to Note 2, Liquidity.

Maturities of long-term debt for the periods subsequent to March 31, 2021, are as follows:

Fiscal Year	Amount
April 2021 through December 2021	22,952
2022	26,110
2023	11,897
2024	11,644
2025	44,535

Total	$117,138

The various debt agreements include, among other provisions, certain covenants. At March 31, 2021 and March 31, 2020, Air Wisconsin was in compliance with the covenants of all of its debt agreements.

Long-Term Promissory Note

In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral; the bonds are reported as long-term investments on the consolidated balance sheets. For additional information, refer to Note 1, Fair Value of Financial Instruments. The hangar is accounted for as a right-of-use asset with a value of $2,952 as of March 31, 2021.

7. Lease Obligations

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

Air Wisconsin has operating leases for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 13 months to 13 years. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance.

As of March 31, 2021, the Company’s right-of-use assets were $16,502, current maturities of operating lease liabilities were $3,007, and noncurrent lease liabilities were $10,721. During the three months ended March 31, 2021, the Company paid $700 in operating lease payments.

The table below presents operating lease related terms and discount rates as of March 31, 2021:

Weighted-average remaining lease term	4.76 years
Weighted-average discount rate	6.02%

Components of lease costs were as follows for the dates presented:

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$766	$4,316
Short-term lease costs	146	516
Variable lease costs	33	29

Total Lease Costs	$945	$4,861

As of March 31, 2021, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under all leases (including aircraft leases for the three months ended March 31, 2020) was $945 and $4,861 for the three months ended March 31, 2021 and March 31, 2020, respectively.

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of March 31, 2021:

Fiscal Year	Amount
April 2021 through December 2021	$2,849
2022	3,793
2023	3,568
2024	3,199
2025	2,528
Thereafter	579

Total lease payments	16,516
Less imputed interest	(2,788)

Total Lease Liabilities	$13,728

8. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of March 31, 2021, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Treasury Payroll Support Program Audit

In September 2020, the Treasury’s Office of Inspector General (OIG) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the Payroll Support Program. The audit focused, among other things, on certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of certain provisions of the application for Treasury Payroll Support and the PSP-1 Agreement, as well as the Treasury’s guidance regarding the Payroll Support Program. Air Wisconsin has not received written confirmation from the OIG regarding the status or results of the audit. Nevertheless, the Treasury subsequently entered into the PSP-2 Agreement and is expected to enter into the PSP-3 Agreement with Air Wisconsin, has paid to Air Wisconsin the first installment under the PSP-2 Agreement, and has not required Air Wisconsin to refund any amounts it received under the PSP-1 Agreement. Air Wisconsin management believes, based on communications it has received from the Treasury, that it is probable an amount will be due as a result of the audit. However, Air Wisconsin is not able to reasonably estimate, as of the date of this filing, the amount which OIG may ultimately determine to be due. Further, certain provisions in the PSP Extension Law may serve to limit or eliminate the need for any funds to be due as a result of the audit by the OIG.

Standby Letters of Credit

As of March 31, 2021, Air Wisconsin had five outstanding letters of credit in the aggregate amount of $348 to guarantee the performance of its obligations under certain lease agreements and insurance policies. Air Wisconsin maintains a credit facility of $810 for the issuance of such letters of credit as needed to support its operations. Air Wisconsin’s restricted cash balance secures the credit facility.

Cash Obligations

The following table sets forth the Company’s cash obligations for the periods presented:

	Total	April through December 2021	2022	2023	2024	2025	Thereafter
Aircraft Notes principal	$70,000	$7,000	$7,000	$7,000	$7,000	$42,000	$—
Aircraft Notes interest	10,150	2,030	2,450	2,170	1,890	1,610	—
Other Loans principal	36,988	13,922	16,660	2,727	2,754	925	—
Other Loans interest	1,515	924	378	51	24	138	—
Operating lease obligations	16,516	2,849	3,793	3,568	3,199	2,528	579

Total	$135,169	$26,725	$30,281	$15,516	$14,867	$47,201	$579

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500 commencing June 30, 2021, with certain additional amounts payable as determined pursuant to the loan agreement. The amounts set forth in the table do not reflect any such additional payments.

As of March 31, 2021, all of the Company’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and the Other Loans, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the 2020 Annual Report.

9. Related-Party Transactions

Southshore Leasing, through Southshore Aircraft Holdings, LLC and its affiliated entities (Southshore) leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. For the three months ended March 31, 2021, Air Wisconsin did not make any payments to Southshore due to the acquisition in January 2020 described below. For the three months ended March 31, 2020, Air Wisconsin paid a total of approximately $150 to Southshore, consisting of approximately $66 for the lease of three aircraft, and approximately $84 for the lease of additional engines to support Air Wisconsin’s operations.

In January 2020, the Company completed an acquisition from Southshore of three CRJ-200 regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000 shares of Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of March 31, 2021, the shares of Series C Preferred were immediately convertible into an aggregate of 16,500 shares of common stock. Refer to Note 10, Earnings Per Share and Equity, for additional information.

Prior to February 2020, Air Wisconsin contracted for services to be performed on certain assets held by Southshore that were used in Air Wisconsin’s operations and received reimbursement from Southshore equal to the cost of such services. Because Air Wisconsin acted as an agent or an intermediary in facilitating such transactions, the amounts of any such transactions are not included in the amounts described above.

Resource Holdings Associates (Resource Holdings) has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 to Resource Holdings for each of the three months ended March 31, 2021 and March 31, 2020. See the section entitled, “Certain Relationships and Related Transactions, and Director Independence” in the 2020 Annual Report.

10. Earnings Per Share and Equity

Calculations of net income per common share for the dates presented were as follows:

	Three Months Ended March 31,
	2021	2020
Net income	$25,225	4,414
Preferred stock dividends	198	165

Net income applicable to common stockholders	25,027	4,249

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	54,863	54,863
Stock option	299	559
Series C Preferred	16,500	13,567

Shares used in calculating diluted earnings per share	71,662	68,989

Earnings allocated to common stockholders per common share
Basic	$0.46	$0.08
Diluted	$0.35	$0.06

Basic earnings per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted method, and the conversion of a stock option granted in 2015 into 299 shares of common stock under the treasury stock method.

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

Each share of Series C Preferred was initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (Conversion Price). Pursuant to the Certificate of Designations, the Conversion Price shall be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” was the first 90-trading day period commencing on or after August 28, 2020 (which was the first trading day following the day that was 45 days following the date on which the Company provided notice to its stockholders of the filing of its Annual Report on Form 10-K for the year ended December 31, 2019) during which an aggregate of at least 5.0% of the outstanding shares of common stock were traded. The Conversion Price was adjusted as of January 7, 2021 to be $0.15091.

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of the date of this filing, 755 shares of the Series C Preferred are immediately convertible into 16,500 shares of common stock (representing 23.0% of the fully diluted shares of capital stock of the Company), and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.

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

On March 30, 2021, the Board of Directors declared a dividend of $198 on the Series C Preferred, which was paid on March 31, 2021.

Based on the applicable accounting guidance, the Company is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

The Company accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on this guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.

11. Supplemental Cash Flow Information

Cash payments for interest for the three months ended March 31, 2021 and March 31, 2020 were $1,037 and $0, respectively. Cash payments for income taxes for the three months ended March 31, 2021 and March 31, 2020 were $10,083 and $0, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $700 for the three months ended March 31, 2021, and $1,837 for the three months ended March 31, 2020.

12. Intangible Assets

Intangible assets consist of the following as of the dates presented:

	March 31, 2021	December 31, 2020
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

13. Stock Repurchase Program

Effective March 30, 2021, the Company’s board of directors adopted a stock repurchase program pursuant to which the Company may initially repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter until such time as the Board takes action to amend or terminate the program. The Company is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

The Company did not acquire any shares of its common stock during the three months ended March 31, 2021.

14. Subsequent Events

The Company evaluated the consolidated financial statements included in this Quarterly Report for subsequent events through May 17, 2021, the date the consolidated financial statements were available to be issued. The following subsequent events are noted:

•

On April 23, 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement, which addresses the scheduling of block hours permitted in the event United does not elect to exercise its extension rights within the agreement.

•

On May 14, 2021, the Company’s board of directors approved the appointment of Liam Mackay as the Company’s Principal Financial Officer, effective as of the same date. Gregg Garvey, the Senior Vice President, Chief Accounting Officer and Treasurer of Air Wisconsin, will continue to serve as the Company’s Principal Accounting Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related condensed notes included in this Quarterly Report, and with the consolidated financial statements, accompanying notes, and the other financial information included within the Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

For the three months ended March 31, 2021, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenue for the three months ended March 31, 2021 and March 31, 2020, was derived from operations associated with the United capacity purchase agreement.

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

Impact of the COVID-19 Pandemic on Our Business and Industry

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic, and, in response, federal, state, local, and foreign governments implemented various guidelines and restrictions in an attempt to control the spread and mitigate the impact of COVID-19.

As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which Air Wisconsin operates. The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the scope of mandated or recommended containment and mitigation measures, the extent, duration and execution of government stabilization and recovery efforts, and the timing and success of vaccine distribution programs.

Focus on Safety for Employees and Passengers

The safety and well-being of our employees and passengers are our priority. Throughout the COVID-19 pandemic, Air Wisconsin has taken numerous steps to provide its employees and passengers with the ability to take appropriate safety measures in accordance with guidelines provided by the Centers for Disease Control and Prevention, including working with United to:

•	Enhance Air Wisconsin’s aircraft cleaning and sanitation procedures;

•	Provide gloves, masks and other personal protective equipment for crewmembers;

•	Provide options to Air Wisconsin’s employees who are diagnosed with COVID-19, including pay protection and extended leave options;

•	Implement workforce social distancing, mask requirements and other protection measures, and enhanced cleaning of our facilities;

•	Add work from home flexibility for administrative employees; and

•	Provide regular, ongoing communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

Reduction in Demand for Air Travel

Governmental restrictions, orders and guidelines have resulted in the mandatory closure of “non-essential” businesses in some jurisdictions, led to the cancellation of many public events, including conferences, sporting events and concerts, and in turn an unprecedented and sustained material decline in passenger demand for air travel, and resulted in significant disruptions to regional and global economies.

This decline in passenger demand for air travel led to a material reduction in seat capacity in April 2020, during which month the International Air Transport Association (“IATA”) reported that seat capacity in the United States was 60% lower than in the same period in April 2019. Roughly two-thirds of the global commercial fleet was grounded by the end of April. In May 2020, the Transportation Security Administration reported that 87% fewer people passed through U.S. airport checkpoints than on the same day in the previous year. Since April 2020, industry-wide capacity contraction has shown modest improvements; however, the pace of improvement has remained slow, with new spikes in COVID-19 cases impacting recoveries. In December 2020, IATA reported that domestic seat capacity was 42.9% lower than the same period in December 2019, with industry-wide passenger load factor (a measure of capacity utilization of airlines) on average 17.8% lower than 2019. While some indicators of business activity, such as retail sales, suggest that the ease of lockdowns and resumption of business may steady the decline of passenger demand, IATA has reported that fresh outbreaks of COVID-19 and government mandated travel restrictions and quarantine orders may continue to subdue consumer confidence in air travel.

Air Wisconsin’s recent and anticipated levels of flying remain significantly impacted by the unprecedented material decline in passenger demand for air travel resulting from the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic during the first quarter of 2020 and has stated that it expects demand will remain suppressed in 2021. In response to lower demand for air travel, in the months of April through December 2020, United cut its scheduled capacity by between approximately 50% and 90%. United’s scheduled capacity for the three months ended March 31, 2021 was down approximately 50% from its scheduled capacity for the three months ended March 31, 2020.

While the continued impacts of the COVID-19 pandemic are difficult to predict, we expect the pandemic to result in a material impact on our financial condition, results of operations, and liquidity in future periods. Our forecasted expense reduction and liquidity management measures discussed below may be modified as we more clearly understand the timing of the recovery of passenger demand for air travel, and the scope of the broader economic impacts of the COVID-19 pandemic. However, notwithstanding the significant negative impact to our business and the airline industry, Air Wisconsin’s receipt of governmental assistance under the SBA Loan and the Payroll Support Program, has mitigated to some extent the adverse impacts of the COVID-19 pandemic on our business.

Impact on Competitive Environment

Worldwide, several regional and larger carriers have ceased operations as a direct or indirect result of the COVID-19 pandemic. In July 2020, United announced that it was terminating its flying agreement with ExpressJet Airlines, Inc. (“ExpressJet”). ExpressJet ceased operations in September 2020. As of the date of this filing, in addition to ExpressJet, Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations.

Expense Management

We have taken a number of actions in response to the financial uncertainty raised by the COVID-19 pandemic. Beginning at the onset, we implemented cost-reduction initiatives to mitigate the impact on our operations and financial condition, while also protecting the safety of our customers and employees. Air Wisconsin reduced certain planned capital and operating expenditures through actions it took such as delaying non-essential planned heavy airframe maintenance events, delaying non-essential maintenance events associated with engines and rotable parts, seeking cost concessions from third-party suppliers, offering voluntary short-term unpaid leave to employees, and deferring the payment of the employer’s portion of employees’ social security tax payments. Air Wisconsin has been able to responsibly delay certain non-essential maintenance events primarily as a result of its reduced flight schedules. Air Wisconsin has also reduced its labor costs as a result of voluntary departures by certain employees and the decisions of certain furloughed employees not to accept Air Wisconsin’s recall offers.

Paycheck Protection Program

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), intended to provide economic relief to United States businesses affected by the COVID-19 pandemic, was adopted. In April 2020, Air Wisconsin received a $10.0 million loan (“SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the CARES Act and administered by the Small Business Administration (“SBA”). The loan is forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, leave payments and utility payments. As of the date of this filing, Air Wisconsin has not yet applied for loan forgiveness and the loan has not yet been forgiven.

Payroll Support Program

In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP-1 Agreement”) with respect to payroll support from the U.S. Department of the Treasury (“Treasury”) under the payroll support program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin received approximately $42.2 million in the year ended December 31, 2020. These funds have been used to pay for the salaries and benefits of Air Wisconsin’s employees. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the agreement. Air Wisconsin’s management is not able to reasonably estimate the amount that may be due as a result of the audit as of the date of this filing.

In December 2020, the federal Consolidated Appropriations Act of 2021 (“PSP Extension Law”) was adopted, which provides for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement (the “PSP-2 Agreement”). Air Wisconsin expects to receive approximately $35.7 million pursuant to the PSP-2 Agreement, approximately $15.5 million of which was received in March 2021, and the balance of which is expected to be received in June 2021.

In March 2021, the federal American Rescue Plan Act of 2021 (the “American Rescue Plan”) was adopted, which provides further payroll support to eligible air carriers. Pursuant to the American Rescue Plan, Air Wisconsin expects to enter into a Payroll Support Program 3 Agreement in May 2021 with the Treasury (the “PSP-3 Agreement” and, together with the PSP-1 Agreement and the PSP-2 Agreement, the “PSP Agreements”). Although the timing of receipt of payments is not certain, Air Wisconsin expects to receive approximately $33.3 million pursuant to the PSP-3 Agreement.

The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. In addition, the PSP Agreements authorize the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin.

For additional information related to the SBA Loan and the Payroll Support Program, refer to Note 8, Commitments and Contingencies in our consolidated financial statements included in this Quarterly Report.

Other Economic Conditions, Challenges and Risks Impacting Financial Results

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our 2020 Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and the Three Months Ended March 31, 2020

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below.

	Three Months Ended March 31,
	2021		2020		Change
Operating Data:
Available Seat Miles (ASMs) (in thousands)	205,738		440,904		(235,166)	(53.3)%
Actual Block Hours	19,600		37,878		(18,278)	(48.3)%
Actual Departures	13,861		25,192		(11,331)	(45.0)%
Revenue Passenger Miles (RPMs) (in thousands)	126,358		293,520		(167,162)	(57.0)%
Average Stage Length (in miles)	308		359		(51)	(14.2)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	24.18	¢	15.21	¢	8.97 ¢	59.0%
Passengers	400,617		808,054		(407,437)	(50.4)%

The decrease in ASMs, block hours, departures, and RPMs during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily due to the decrease in demand for air travel related to the COVID-19 pandemic.

Operating Revenue

The following table sets forth our operating revenue and the associated percentage changes for the dates presented:

	Three Months Ended March 31,
	2021	2020	Change
Operating Revenue ($ in thousands):
Contract Revenue	$49,756	$67,062	$(17,306)	(25.8)%
Contract Services and Other	18	17	1	5.9%

Total Operating Revenue	$49,774	$67,079	$(17,305)	(25.8)%

Total operating revenue decreased by $17.3 million, or 25.8%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a reduction in flying under the United capacity purchase agreement and reduced demand for air travel related to the COVID-19 pandemic.

Operating Expenses

The following table sets forth our operating expenses and the associated percentage changes for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$22,751	$31,626	$(8,875)	(28.1)%
Aircraft Fuel and Oil	13	31	(18)	(58.1)%
Aircraft Maintenance, Materials and Repairs	8,454	14,011	(5,557)	(39.7)%
Aircraft Rent	23	3,352	(3,329)	(99.3)%
Other Rents	922	1,509	(587)	(38.9)%
Depreciation, Amortization and Obsolescence	6,500	6,941	(441)	(6.4)%
Payroll Support Program	(27,914)	—	(27,914)	(100.0)%
Purchased Services and Other	5,768	6,045	(277)	(4.6)%

Total Operating Expenses	$16,517	$63,515	$(46,998)	(74.0)%

Payroll and Related Costs. Payroll and related costs decreased $8.9 million, or 28.1%, to $22.8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily driven by a decrease in pilot wages, bonuses and training expenses of $2.9 million. Other wages, taxes and benefits decreased by $4.2 million and personnel expenses decreased by $1.8 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended March 31, 2021 and March 31, 2020 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended March 31, 2021 and March 31, 2020.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $5.6 million, or 39.7%, to $8.5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily driven by a decrease in required maintenance due to a reduction in flying attributable to reduced passenger demand for air transportation.

Aircraft Rent. Aircraft rent expense decreased $3.3 million, or 99.3%, to $0.02 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was due to Air Wisconsin’s acquisition of its remaining operating leased aircraft during 2020.

Other Rents. Other rents expense decreased $0.6 million, or 38.9%, to $0.9 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily due to a decrease of $0.5 million in flight training simulator rental expense.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.4 million, or 6.4%, to $6.5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily due to the retirement of leasehold improvements on formerly leased aircraft and a decrease in the obsolescence reserve related to the inventory of aircraft parts.

Payroll Support Program. The proceeds of the Treasury Payroll Support received pursuant to the PSP Agreements are recorded in cash and cash equivalents when received and were recognized as a reduction in expense over the periods that the funds are intended to offset payroll expenses. In the three months ended March 31, 2021, Air Wisconsin received approximately $15.5 million under the Payroll Support Program and recorded a receivable in the amount of $12.3 million representing covered expenses incurred under the Payroll Support Program as of March 31, 2021. Air Wisconsin recognized approximately $27.9 million under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the three months ended March 31, 2021.

Purchased Services and Other. Purchased services and other expense decreased $0.3 million, or 4.6%, to $5.8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This decrease was primarily due to a decrease in professional services, consisting primarily of consulting and audit services, of $0.7 million, a decrease in office equipment expense of $0.1 million, a decrease in interrupted trip expense of $0.1 million, and a decrease in other miscellaneous expenses of $0.3 million. These decreases were offset by an increase in outside services, consisting primarily of line maintenance services, of $0.5 million, an increase in legal expenses of $0.1 million, and $0.3 million in gains on retirement of fixed assets.

Other (Expense) Income

Interest Income. Interest income increased $0.1 million, or 64.4%, to $0.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to an increase in interest earned on the long-term notes receivable from United.

Interest Expense. Interest expense decreased slightly to $0.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 due to the repayment of debt in the year ended December 31, 2020. For additional information, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2020 Annual Report.

Other (Expense) Income. Other expense decreased $0.02 million, or 100.0%, to $0.0 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Unrealized Loss on Marketable Securities. Unrealized loss on marketable securities was $0.06 million for the three months ended March 31, 2021. The loss reflects the change in market value of the securities as of the three months ended March 31, 2021. There were no marketable securities held during the three months ended March 31, 2020.

Net Income

Net income for the three months ended March 31, 2021 was $25.2 million, or $0.46 per basic share and $0.35 per diluted share, compared to net income of $4.4 million, earnings of $0.08 per basic share and earnings of $0.06 per diluted share for the three months ended March 31, 2020. For additional information, refer to Note 10, Earnings per Share, in our consolidated financial statements included in this Quarterly Report.

The net income for the three months ended March 31, 2021 primarily resulted from lower expenses as a result of the payroll support received under the Payroll Support Program, lower expenses related to reduced flying activity and lower aircraft rent expense due to Air Wisconsin owning its entire fleet of aircraft as of March 31, 2021, when compared to March 31, 2020.

Income Taxes

In the three months ended March 31, 2021, our effective tax rate was 24.0%, compared to (32.1)%, for the three months ended March 31, 2020. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.

We recorded an income tax expense of $8.0 million and an income tax benefit of $1.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

The income tax expense for the three months ended March 31, 2021 resulted in an effective tax rate of 24.0%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.

The income tax provision for the three months ended March 31, 2020 resulted in an effective tax rate of (32.1)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income, offset by a discrete tax benefit from a refund of alternative minimum tax credits available under a provision of the CARES Act that occurred during the period.

For additional information, refer to Note 5, Income Taxes, in our consolidated financial statements included within our 2020 Annual Report.

Liquidity and Capital Resources

The COVID-19 pandemic continues to evolve. As such, the ongoing impact that the COVID-19 pandemic will have on our financial condition, results of operations and liquidity is highly uncertain. Management is actively monitoring the impact on our operations, suppliers, industry, and workforce. We are taking actions based on currently available information to address the changing business environment; however, we cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on our business. The travel restrictions and other initiatives adopted to limit the spread of the virus have had, and will continue to have, a material adverse impact on the demand for air travel.

Sources and Uses of Cash

Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, Air Wisconsin’s cash flow from operations and its receipt of governmental assistance under the SBA Loan and the Payroll Protection Program. As of March 31, 2021, our cash and cash equivalents balance was $124.1 million and we held $19.9 million of marketable securities. For the three months ended March 31, 2021, we generated cash flow from operations of $14.7 million and received $15.5 million pursuant the Payroll Support Program. In the near term, Air Wisconsin expects to fund its liquidity requirements through cash generated from operations, existing cash and cash equivalents balances, and additional funding pursuant to the Payroll Support Program. While the amount and timing of the receipt of additional funding under the PSP Agreements is not certain, Air Wisconsin expects to receive approximately $53 million of additional funding pursuant to the Payroll Support Program.

Air Wisconsin’s primary uses of liquidity are capital expenditures and debt repayments. Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, maintenance, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the three months ended March 31, 2021, we paid $0.2 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depend on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of March 31, 2021, Air Wisconsin had $28.2 million of short-term debt, and $88.9 million of long-term debt. This includes $107.1 million (including capitalized interest of $10.2 million) in secured indebtedness incurred in connection with the aircraft credit agreements described within our 2020 Annual Report.

The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends or distributions to the Company. In addition, the PSP Agreements prevent Air Wisconsin from paying dividends prior to certain dates.

We believe our available working capital and anticipated cash flows from operations will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Restricted Cash

As of March 31, 2021, in addition to cash and cash equivalents of $124.1 million, Air Wisconsin had $0.8 million in restricted cash which primarily relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program and landing fees at certain airports. Restricted cash includes amounts escrowed in an interest-bearing account that secure the credit facility.

Cash Flow

The following table presents information regarding our cash flow for each of the dates presented:

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$14,746	$11,805	$2,941	24.9%
Net cash used in investing activities	(20,159)	(2,916)	(17,243)	591.3%
Net cash used in financing activities	(898)	—	(898)	(100.0)%

Net Cash Flows Provided by Operating Activities

During the three months ended March 31, 2021, our net cash flows provided by operating activities was $14.7 million. We had net income of $25.2 million, which primarily resulted from lower expenses as a result of payroll support received under the Payroll Support Program and reduced flying activity, further adjusted for increases in cash primarily related to depreciation and engine overhaul amortization of $6.8 million and contract liabilities of $7.2 million, partially offset by decreases in cash primarily related to accounts receivable of $14.2 million, notes receivable of $7.2 million, federal tax receivable of $3.0 million, and prepaid expenses of $1.3 million.

During the three months ended March 31, 2020, our net cash flows provided by operating activities was $11.8 million. We had net income of $4.4 million, which was primarily due to increased fixed and variable revenue paid by United and a reduction in aircraft rent expense, adjusted for the following significant non-cash items: depreciation, amortization and obsolescence allowance of $7.0 million, amortization of engine overhaul costs of $0.7 million, amortization of contract costs of $(0.9) million, and loss on disposition of property of $0.5 million. We had a net change of $0.1 million within other net operating assets and liabilities largely driven by our operating lease right-of-use asset and accounts payable during the three months ended March 31, 2020.

Net Cash Flows Used in Investing Activities

During the three months ended March 31, 2021, our net cash flows used in investing activities was $20.1 million resulting primarily from investments in marketable securities.

During the three months ended March 31, 2020, our net cash flows used in investing activities was $2.9 million resulting from an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.

Net Cash Flows Used in Financing Activities

During the three months ended March 31, 2021, our net cash flows used in financing activities was $0.9 million, reflecting $0.7 million in payments of long-term debt and $0.2 million of dividends paid on preferred stock.

During the three months ended March 31, 2020, our net cash flows used in financing activities was $0.

Commitments and Contractual Obligations

For additional information regarding our commitments and contractual obligations, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” within our 2020 Annual Report.

As of March 31, 2021, Air Wisconsin had $135.2 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $97.0 million in long-term notes payable related to owned aircraft used in continuing operations and a long-term note payable in the amount of $10.0 million under the SBA Loan. As of March 31, 2021, Air Wisconsin also had $16.5 million of operating lease obligations primarily related to flight training simulators and facilities. Air Wisconsin’s debt obligations set forth below include an aggregate of $11.7 million in projected interest costs through 2025 and beyond.

The following table sets forth our cash obligations as of March 31, 2021:

	Total	April through December 2021	2022	2023	2024	2025	Thereafter
Aircraft Notes Principal	$70,000	$7,000	$7,000	$7,000	$7,000	$42,000	$—
Aircraft Notes Interest	10,150	2,030	2,450	2,170	1,890	1,610	—
Other Loans Principal	36,988	13,922	16,660	2,727	2,754	925	—
Other Loans Interest	1,515	924	378	51	24	138	—
Operating Lease Obligations	16,516	2,849	3,793	3,568	3,199	2,528	579

Total	$135,169	$26,725	$30,281	$15,516	$14,867	$47,201	$579

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million commencing June 30, 2021, with certain additional amounts payable based on excess cash flow. No excess cash flow payments are anticipated in the above table. As of March 31, 2021, all of Air Wisconsin’s long-term debt was subject to fixed interest rates.

Acquisition from Southshore

In January 2020, the Company completed an acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these CRJ-200 regional jets and GE engines from Southshore under lease arrangements described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions, Challenges and Risks Impacting Results – Aircraft Leases” contained within our 2020 Annual Report.

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

Series C Convertible Redeemable Preferred Stock

The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors (the “Preferential Dividends”). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month period following such election (the “Dividend Ratchet”). At the option of the Board of Directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (the “PIK Dividends”). On March 30, 2021, the Board of Directors declared a dividend of approximately $0.2 million on the Series C Preferred, which was paid on March 31, 2021.

Each share of Series C Preferred was initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”). The Certificate of Designations requires that the Conversion Price be adjusted to equal the Weighted Average Price (as defined in the Certificate of Designations) of the common stock during the Reporting Adjustment Period. The “Reporting Adjustment Period” was the first 90-trading day period commencing on or after August 28, 2020 (which was the first trading day following the day that was 45 days following the date on which the Company provided notice to its stockholders of the filing of its Annual Report on Form 10-K for the year ended December 31, 2019) during which an aggregate of at least 5.0% of the outstanding shares of common stock were traded. The Conversion Price was adjusted as of January 7, 2021 to be $0.15091.

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of the date of this filing, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 23.0% of the fully diluted shares of capital stock of the Company), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.

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

Based on the applicable accounting guidance, the Company is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

The Company accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on this guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.

Aircraft Operating Leases

As of March 31, 2021, Air Wisconsin had no operating aircraft remaining on lease.

Debt and Credit Facilities

For additional information regarding our debt and credit facilities, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” contained within our 2020 Annual Report.

Paycheck Protection Program

In April 2020, Air Wisconsin entered into an agreement with a lender for a $10.0 million loan under the PPP established pursuant to the CARES Act and administered by the SBA, which was received by Air Wisconsin on April 13, 2020. The SBA Loan may be forgiven subject to meeting certain conditions, including the requirement that the proceeds be used to pay for the salaries and benefits of Air Wisconsin’s employees. As of the date of this filing, Air Wisconsin has not yet applied for loan forgiveness and the loan has not yet been forgiven. Air Wisconsin is in compliance with the terms of the SBA Loan.

Payroll Support Program

In April 2020, Air Wisconsin entered into the PSP-1 Agreement with the Treasury for payroll support under the CARES Act and received approximately $42.2 million in the year ended December 31, 2020 pursuant to that agreement. In March 2021, Air Wisconsin entered into the PSP-2 Agreement with the Treasury for payroll support under the PSP Extension Law, received approximately $15.5 million in March 2021 and expects to receive the balance of approximately $20.2 million in May 2021, pursuant to that agreement. Air Wisconsin expects to enter into a PSP-3 Agreement with the Treasury for payroll support under the American Rescue Plan. Although the timing of receipt of payments is not certain, Air Wisconsin expects to receive approximately $33.3 million pursuant to the PSP-3 Agreement.

The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under the PSP Agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. In addition, the PSP Agreements authorize the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. For additional information, refer to Note 8, Commitments and Contingencies, in our consolidated financial statements included in this Quarterly Report.

Maintenance Commitments

For additional information regarding our maintenance commitments, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments” contained within our 2020 Annual Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a material current or future effect on the Company’s financial condition, results of operations or liquidity.

Critical Accounting Policies

Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, leases, and income tax. The application of these accounting policies involve the exercise of the judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained within our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information regarding market risk provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” within our 2020 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2021, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting, will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, results of operations or liquidity. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors. As of March 31, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of any investigative inquiries, legal proceedings and other disputes then outstanding, was not likely to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, particularly in light of the COVID-19 pandemic and the related impacts to the travel industry, the business of Air Wisconsin, and the business of United, Air Wisconsin’s sole airline partner. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report.

Risks Related to Our Business

Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner.

We derive nearly all of our operating revenue from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenue for the years ended December 31, 2020 and 2019. The termination of the United capacity purchase agreement would have a material adverse effect on our business, financial condition, results of operations and liquidity.

The United capacity purchase agreement expires in February 2023, unless United elects to exercise its option to extend the agreement. In September 2020, Delta Airlines announced that it intends to retire the CRJ-200 aircraft in its fleet by 2023. If United chose to remove 50-seat aircraft, such as Air Wisconsin’s CRJ-200 aircraft, from its fleet, or otherwise decided not to extend the agreement, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenue or earnings to offset the financial impact. United is not under any obligation to extend the term of the United capacity purchase agreement, whether on similar terms or at all.

United is also permitted, subject to certain conditions, to terminate the agreement early in the event of Air Wisconsin’s material breach of the agreement. The United capacity purchase agreement is also subject to termination prior to expiration in various circumstances, including if Air Wisconsin’s controllable flight completion factor or departure performance fall below certain pre-determined levels, and in the event of a non-carrier-specific grounding of at least a specified number of Air Wisconsin’s aircraft, in each case for a specified period of time.

The United capacity purchase agreement also permits United to terminate the agreement upon certain changes of control of Air Wisconsin, which could limit Air Wisconsin’s ability to pursue certain corporate transactions. A termination or expiration of this agreement would likely have a material adverse effect on our financial condition, results of operations, liquidity and ability to satisfy debt obligations, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft and spare engines. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.

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

The COVID-19 pandemic has had a material adverse impact on the business, operating results, financial condition and liquidity of United, which is Air Wisconsin’s sole airline partner, and the duration and spread of the COVID-19 pandemic could result in additional adverse impacts to United, or cause it to declare bankruptcy, which may cause our business, financial condition and results of operations to be negatively impacted.

We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including the impact of the reduction in passenger flight demand due to the COVID-19 pandemic or other widespread outbreaks of communicable diseases, may have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2020 and through the three months ended March 31, 2021, United experienced a significant decline in flight demand related to COVID-19 and a resulting material deterioration in its revenue. While there has been a modest demand recovery, this reduction in demand is expected to continue. Despite domestic approval and initial distribution of vaccines in the three months ended March 31, 2021, both the COVID-19 pandemic and the containment and mitigation measures have had and are likely to continue to have an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. United has indicated that it expects its scheduled capacity for the three months ending June 30, 2021 to be approximately 45% lower than its scheduled capacity for the three months ended June 30, 2019 and that its results of operations will continue to be materially impacted through 2021.

As a result of the impact of the COVID-19 pandemic on global passenger flight demand and United’s financial and operational performance, United may be unable to make payments due to Air Wisconsin under the United capacity purchase agreement in a timely manner or at all. Any failure by United to make timely payments due to Air Wisconsin may negatively impact our business, financial condition and results of operations. In addition, if United were to become bankrupt, the United capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations. The full extent of the impact of the COVID-19 pandemic on United’s operational and financial performance (and, therefore, on our operational and financial performance) will depend on future developments, many of which are outside of Air Wisconsin’s control, including the effectiveness of United’s mitigation strategies, the duration and spread of COVID-19 and resulting impact on the financial health and operations of United’s and Air Wisconsin’s business partners, changes in global and regional passenger flight demand, and future governmental actions in respect of the COVID-19 pandemic, all of which are highly uncertain.

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

Air Wisconsin currently relies on a single aircraft type, the CRJ-200 regional jet, and a single engine type, the General Electric (“GE”) CF34-3B1 engine. The issuance of Federal Aviation Administration (“FAA”) or manufacturer directives restricting or prohibiting the use of this aircraft type or engine type, or Air Wisconsin’s inability to obtain necessary goods and services related to this aircraft type or engine type, would negatively impact our business and financial results. In addition, any concerns raised regarding the safety or reliability of the CRJ-200 regional jet or the GE CF34-3B1 engine, whether or not directly associated with Air Wisconsin’s fleet, could result in concerns about Air Wisconsin’s fleet that could negatively impact our business. If our major airline partner were to retire the CRJ-200 aircraft in its fleet, as Delta announced it would in September 2020, our business and financial results could be negatively impacted.

Air Wisconsin has been highly dependent upon Bombardier, Inc. (“Bombardier”), as the sole manufacturer of Air Wisconsin’s aircraft, and GE, as the sole manufacturer of Air Wisconsin’s aircraft engines, to provide sufficient parts or related maintenance and support services to it in a timely manner. In June 2020, Bombardier consummated an agreement with Mitsubishi Heavy Industries, Ltd (“Mitsubishi”), pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, such as type certificates, maintenance, support, refurbishment, marketing and sales activities. We cannot predict what effect, if any, this transaction may have on Mitsubishi’s continued support of the CRJ-200 regional jet or Air Wisconsin’s continued ability to obtain required parts and services. Air Wisconsin’s operations could be materially and adversely affected by the failure or inability of Mitsubishi or GE to provide required maintenance or support services, or the interruption of Air Wisconsin’s operations as a result of unscheduled or unanticipated maintenance requirements for Air Wisconsin’s aircraft or engines.

Air Wisconsin has a significant amount of debt and other contractual obligations that could impair its liquidity and ability to obtain additional financing and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.

The airline business is capital intensive and, as a result, Air Wisconsin is highly leveraged. As of March 31, 2021, Air Wisconsin had approximately $117.1 million (including capitalized interest of $10.2 million) in total third-party debt, which was incurred primarily in connection with the acquisition of aircraft, and most of which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts.

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

In addition, the PSP Agreements contain various covenants. If Air Wisconsin fails to comply with its obligations under those agreements or other agreements Air Wisconsin may enter into with the Treasury for additional payroll support, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.

We cannot be certain Air Wisconsin’s working capital and cash flow from operations will be sufficient to make its required payments under its debt and other contractual arrangements. Air Wisconsin does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated. If Air Wisconsin is unable to pay its debts as they come due, or to obtain waivers or extensions of time for such payments, its secured lenders could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.

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

Should passenger demand for air travel rebound following the COVID-19 pandemic, Air Wisconsin may experience difficulty hiring, training and retaining a sufficient number of qualified pilots, which may negatively affect our operations and financial condition.

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

As of March 31, 2021, approximately 924 of Air Wisconsin’s employees were represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America (“TWU”). The terms and conditions of future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher costs than Air Wisconsin, which may result in higher industry wages and increased pressure on Air Wisconsin to increase the wages and benefits of its employees. Future agreements may be on terms that are less favorable to Air Wisconsin than its current agreements or not comparable to agreements entered into by its competitors. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Any agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages.

Maintenance costs will likely increase as the age of Air Wisconsin’s fleet increases.

The average age of Air Wisconsin’s CRJ-200 regional jets as of March 31, 2021 was more than 18 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. Any unexpected increase in Air Wisconsin’s maintenance costs as its fleet ages, or decreased revenue resulting from out-of-service periods, could have an adverse effect on our financial condition and operating results.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and the U.S. Department of State issued a Level 4 “do not travel” advisory for all international travel due to the global impact of COVID-19. Air Wisconsin’s amount of flying remains significantly impacted by the COVID-19 pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic, during the first quarter of 2020, resulting in a first quarter net loss. As of the date of this filing, United expects demand will remain suppressed in 2021. As a result of lowered demand, United has significantly reduced the number of Air Wisconsin’s scheduled departures and block hours, and United may impose continued reductions. In the three months ended March 31, 2021, Air Wisconsin’s scheduled departures and block hours were approximately 14,000 and 20,200 as compared to scheduled departures and block hours of approximately 26,700 and 42,850 for the three months ended March 31, 2020. Air Wisconsin expects to continue to experience significantly fewer departures and block hours on a comparative basis relative to historical levels for the foreseeable future.

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

The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, facility disruptions, acts of war or terrorism, increased security measures, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenue, which in turn could adversely affect profitability. Because Air Wisconsin’s revenue (other than the portion of its revenue based on the number of aircraft covered under the United capacity purchase agreement) depends primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays, any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

Although the Company’s common stock is traded under the symbol “HRBR” on the OTC Market, the trading volume for the common stock has been and continues to be limited. The Company has not listed, and does not currently intend to list, the Company’s common stock for trading on any national securities exchange. Accordingly, we expect the common stock to continue to be illiquid for the foreseeable future. Investors should be aware that an active trading market for the common stock may never develop or be sustained.

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

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations and our actual or perceived need for additional capital;

•	the illiquidity of the Company’s common stock and the lack of publicly available information regarding the Company and its subsidiaries;

•	market perceptions about our financial stability generally, and relative to our competitors, and perceptions about the financial stability of Air Wisconsin’s business partners;

•

market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service, and the operating performance, reliability and customer service of its business partners and competitors;

•	factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;

•

announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors, including any new or amended capacity purchase agreement with United or another airline partner;

•	bankruptcies or other financial issues impacting Air Wisconsin’s business partners or competitors;

•	purchases or sales of shares of the Company’s common stock pursuant to the Company’s publicly announced stock repurchase program or otherwise;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the impact of the application of accounting guidance; and

•	general political or economic conditions.

In recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by companies across industries. These changes may occur without regard to the financial condition or operating performance of the affected companies. Accordingly, the price of the Company’s common stock could fluctuate based upon factors that have little or nothing to do with the Company, and these fluctuations could materially reduce the trading price of the Company’s common stock.

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

As of March 31, 2021, the Company had 54,863,305 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 28.0% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 23.0% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock). Following the adjustment of the conversion price of the Series C Preferred effective as of January 7, 2021, pursuant to limitations set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”), the Series C Preferred remains convertible into an aggregate of 16,500,000 shares of common stock as of the date of this filing.

The shares of Series C Preferred are generally authorized to vote with the Company’s common stock. As a result, Amun and Southshore collectively control a majority of the voting power of the Company’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to the Company’s stockholders for approval. These stockholders may manage the Company’s business in ways in which certain investors disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving the Company’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of the Company’s common stock.

Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his ownership of equity interests in Amun. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore, and his ownership of equity interests in Southshore. Accordingly, Mr. Bartlett may be able to exercise influence over decisions involving the voting or disposition of shares of the Company’s capital stock. However, Mr. Bartlett does not control voting or investment decisions made by either Amun or Southshore.

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

The Company has incurred significant direct and indirect costs, and diversion of management time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the consolidated financial statements contained within our 2020 Annual Report in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. The Company expects to incur significant additional costs relating to its public reporting obligations, which could have a negative impact on the Company’s results of operations.

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

To reduce the risk of a potential adverse effect on the Company’s ability to use its net operating loss carryforwards for federal income tax purposes, the Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, prohibit certain transfers of shares of the Company’s capital stock that could result in adverse tax consequences by impairing the Company’s ability to utilize its net operating loss carryforwards. These transfer restrictions are subject to a number of rules and exceptions, and generally may only be repealed or amended by the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company’s capital stock. These transfer restrictions apply to the beneficial owners of the shares of the Company’s capital stock. The Board of Directors also has the ability to grant certain waivers and to modify certain terms with respect to transfers of the Company’s stock that would otherwise be prohibited. The transfer restrictions contained in the Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may limit demand for the Company’s common stock, which may adversely affect the trading price. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial, any of which could also adversely affect the trading price.

The Company currently does not intend to pay dividends on its common stock and, consequently, the only opportunity to achieve a return on an investment in the Company’s common stock may be the appreciation in value of the Company’s common stock.

The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. The United capacity purchase agreement, Air Wisconsin’s credit agreements and the PSP Agreements all contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the Board of Directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Quarterly Report, the trading price may not appreciate and may decline significantly.

As a “smaller reporting company,” the Company has availed itself of reduced disclosure requirements, which may make the Company’s common stock less attractive to investors.

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

In connection with the audit of our consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2019, we identified multiple material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. While we have remediated the previously identified material weaknesses, we may identify additional material weaknesses in future periods, and we cannot be certain that we will be successful in preventing or remediating future significant deficiencies or material weaknesses in internal control over financial reporting. We expect to continue to incur significant costs and diversion of management resources in an effort to enhance our controls and procedures. In addition, these efforts may divert management’s attention from other business concerns, which could harm our results of operations. Any newly identified material weaknesses could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of the Company’s common stock.

Share repurchases could increase the volatility of the trading price of the Company’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

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

As a result of our compliance with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, is publicly available, which may result in threatened or actual litigation or other disputes with our key stockholders, employees, customer or other constituents. If such claims are successful, our business and results of operations could suffer and, even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 30, 2021, the Company’s board of directors adopted a stock repurchase program pursuant to which the Company was initially authorized to repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. The Company may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. The Company is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

Neither the Company nor any “affiliated purchaser” of the Company acquired any shares of the Company’s common stock during the three months ended March 31, 2021. The Company intends to disclose any repurchases of the common stock that are made in subsequent periods pursuant to applicable SEC rules.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 14, 2021, the Company’s board of directors approved the appointment of Liam Mackay as the Company’s Principal Financial Officer, effective as of the same date. Gregg Garvey, the Senior Vice President, Chief Accounting Officer and Treasurer of Air Wisconsin, will continue to serve as the Company’s Principal Accounting Officer.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.1#	Employment Agreement, dated as of January 1, 2021, between Air Wisconsin Airlines LLC and Liam Mackay.	10-K	001-34584	10.4	April 1, 2021

10.2#	First Amendment to Employment Agreement, dated March 29, 2021, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3.2	April 1, 2021

10.3*†	Second Amendment to Capacity Purchase Agreement, dated April 23, 2021, between United Airlines, Inc. and Air Wisconsin Airlines LLC.					X

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

*	Filed herewith.
**

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
†

Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: May 17, 2021	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: May 17, 2021	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)