Form 10-Q
period 2021-06-30
HARBOR DIVERSIFIED, INC.
filed 2021-08-13
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the registrant had 54,269,833 shares of common stock, $0.01 par value, outstanding, and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
for the three months ended June 30, 2021 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules, revenue, expenses, margins, profitability, capital expenditures, liquidity, capital resources and other operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•
the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (
“
Air Wisconsin
”
), on a capacity purchase agreement (the
“
United capacity purchase agreement
”
) with United Airlines, Inc. (
“
United
”
), given United is currently Air Wisconsin
’
s sole airline partner, particularly given the risks and uncertainties associated with the novel coronavirus (
“
COVID-19
”
) pandemic;

•	the possibility that United does not extend the United capacity purchase agreement on commercially reasonable terms or at all;

•
three major airlines, including United, have announced that they intend to significantly reduce or discontinue the use of
50-seat
aircraft, including the
CRJ-200
regional jet comprising Air Wisconsin’s fleet, which may limit Air Wisconsin’s opportunities for growth with United and its ability to enter substitute arrangements with another airline partner in the future;

•	the possibility that United could provide Air Wisconsin with inefficient flight schedules, or change the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement;

•
the duration and spread of the ongoing global
COVID-19
pandemic and its variants, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin, in particular, and the airline industry, generally;

•	the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement may be less than the costs incurred;

•	the extent to which Air Wisconsin’s current growth opportunities and strategic operating plan are restricted based on factors impacting the airline industry;

•	the supply of qualified pilots to the airline industry, pilot attrition, and the costs associated with hiring and training pilots;

•	Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type;

•	Air Wisconsin’s significant amount of debt and other contractual obligations;

•	the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;

•	the impact of losing key personnel or inability to attract additional qualified personnel;

•	the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;

•	aircraft and engine maintenance costs; and

•
the impact of the application of accounting guidance, including the requirement to defer a significant amount of revenue under the United capacity purchase agreement, on our financial condition and results of operations.

The forward-looking statements contained in this Quarterly Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within our Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2021, this Quarterly Report, and in the other reports we file with the SEC.

Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions or estimates prove to be incorrect, our actual results may be different from, and potentially materially worse than, what we may have expressed or implied by these forward-looking statements. Comparisons of results for any current or prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Investors should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by applicable securities laws. We qualify all of our forward-looking statements by these disclaimers.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information
Item 1. Consolidated Financial Statements

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$34,076	$130,373
Restricted cash	932	820
Marketable securities	118,284	—
Accounts receivable, net	11,777	7,977
Spare parts and supplies, net	5,115	5,937
Contract costs	504	433
Prepaid expenses and other	5,670	2,310

Total Current Assets	176,358	147,850

Property and Equipment
Flight property and equipment	258,925	258,981
Ground property and equipment	8,028	8,127
Less accumulated depreciation and amortization	(130,663)	(117,717)

Net Property and Equipment	136,290	149,391

Other Assets
Operating lease right-of-use asset	20,609	8,582
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	351	566
Long-term notes receivable	45,411	32,440
Other	3,212	2,049

Total Other Assets	79,158	53,212

Total Assets	$391,806	$350,453

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$13,431	$11,773
Accrued payroll and employee benefits	13,504	14,761
Current portion of operating lease liability	4,917	1,361
Other accrued expenses	325	345
Contract liabilities	40,057	18,443
Income taxes payable	—	107
Current portion of long-term debt (stated principal amount of $12,238 as of June 30, 2021 and $20,922 as of December 31, 2020)	14,618	23,652

Total Current Liabilities	86,852	70,442

Other Long-Term Liabilities
Long-term debt (stated principal amount of $67,259 as of June 30, 2021 and $86,066 as of December 31, 2020)	74,119	94,186
Long-term promissory note	4,275	4,275
Deferred tax liability	6,348	6,200
Long-term operating lease liability	12,995	4,351
Long-term contract liabilities	4,818	7,780
Deferred revenues, net of current portion	25,438	30,720
Other	2,774	2,774

Total Long-Term Liabilities	130,767	150,286

Total Liabilities	217,619	220,728
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value: 100,000,000 shares authorized and 55,481,140 issued; and 54,269,833 and 54,863,305 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	555	555
Additional paid-in capital	287,825	288,221
Retained deficit	(126,024)	(171,770)
Cost of repurchased stock	(1,369)	(481)

Total Stockholders’ Equity	160,987	116,525

Total Liabilities and Stockholders’ Equity	$391,806	$350,453

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$52,845	$16,753	$102,601	$83,815
Contract services and other	15	22	33	39

Total Operating Revenue s	52,860	16,775	102,634	83,854

Operating Expenses
Payroll and related costs	25,012	23,407	47,763	55,033
Aircraft fuel and oil	44	5	57	36
Aircraft maintenance, materials and repairs	10,078	1,499	18,532	15,510
Aircraft rent	44	2,411	67	5,763
Other rents	1,263	1,541	2,185	3,050
Depreciation, amortization and obsolescence	6,499	6,666	12,999	13,607
Payroll Support Program	(22,256)	(15,175)	(50,170)	(15,175)
Purchased services and other	5,572	4,366	11,340	10,411

Total Operating Expenses	26,256	24,720	42,773	88,235

Income (Loss) From Operations	26,604	(7,945)	59,861	(4,381)

Other Income (Expense)
Interest income	456	40	826	265
Interest expense	(327)	(449)	(689)	(877)
Gain (loss) on marketable securities	43	—	(14)	—
Gain on extinguishment of debt	228	—	228	—
Other, net	68	—	68	(19)

Total Other Income (Expense)	468	(409)	419	(631)

Net Income (Loss) Before Taxes	27,072	(8,354)	60,280	(5,012)
Income Tax Expense (Benefit)	6,551	(17)	14,534	(1,089)

Net Income (Loss)	$20,521	$(8,337)	$45,746	$(3,923)
Preferred stock dividends	198	198	396	363

Net I ncome ( loss ) available to common stockholders	$20,323	$(8,535)	$45,350	$(4,286)

Basic earnings (loss) per share	$0.37	$(0.16)	$0.83	$(0.08)
Diluted earnings (loss) per share	$0.28	$(0.16)	$0.63	$(0.08)
Weighted average common shares:
Basic	54,466	54,863	54,664	54,863
Diluted	71,455	54,863	71,613	54,863
See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity

Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	45,746	—	45,746
Dividend	—	—	—	—	—	(396)	—	—	(396)
Repurchased stock	—	—	(593)	593	—	—	—	(888)	(888)
Balance, June 30, 2021 (unaudited)	4,000	$13,200	54,270	1,211	$555	$287,825	$(126,024)	$(1,369)	$160,987

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, March 31, 2021 (unaudited)	4,000	$13,200	54,863	618	$555	$288,023	$(146,545)	$(481)	$141,552
Net income	—	—	—	—	—	—	20,521	—	20,521
Dividend	—	—	—	—	—	(198)	—	—	(198)
Repurchased stock	—	—	(593)	593	—	—	—	(888)	(888)
Balance, June 30, 2021 (unaudited)	4,000	$13,200	54,270	1,211	$555	$287,825	$(126,024)	$(1,369)	$160,987

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2019	—	$—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net loss	—	—	—	—	—	—	(3,923)	—	(3,923)
Dividend	—	198	—	—	—	(363)	—	—	(363)
Preferred Stock	4,000	13,200	—	—	—	—	—	—	—
Balance, June 30, 2020 (unaudited)	4,000	$13,398	54,863	618	$555	$288,617	$(215,456)	$(481)	$73,235

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, March 31, 2020 (unaudited)	4,000	$13,365	54,863	618	$555	$288,815	$(207,119)	$(481)	$81,770
Net loss	—	—	—	—	—	—	(8,337)	—	(8,337)
Dividend	—	33	—	—	—	(198)	—	—	(198)
Balance, June 30, 2020 (unaudited)	4,000	$13,398	54,863	618	$555	$288,617	$(215,456)	$(481)	$73,235
See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Cash Flows From Operating Activities

Net income (loss)	$45,746	$(3,923)
Adjustments to reconcile net income ( los s ) to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	12,999	13,607
Aircraft acquisition	—	786
Amortization of contract costs	(1,346)	(1,866)
Amortization of engine overhauls	724	815
Deferred income taxes	148	(4)
Loss on disposition of property and equipment	42	241
Loss on marketable securities	14	—
Gain in extinguishment of debt	(228)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,530)	(571)
Notes receivable	(12,971)	—
Spare parts and supplies	462	(141)
Prepaid expenses and other	(4,523)	(1,837)
Operating lease right-of-use asset	173	3,375
Accounts payable	1,658	(8,179)
Accrued payroll and employee benefits	(1,257)	(819)
Other accrued expenses	(20)	839
Long-term deferred revenues	(5,282)	20,979
Payroll Support Program deferred credit	—	5,324
Contract liabilities	19,998	(1,701)
Income taxes payable	(107)	(40)
Other long-term liabilities	—	647

Net Cash Provided by Operating Activities	52,700	27,532

Cash Flows From Investing Activities
Additions to property and equipment	(171)	(6,379)
Proceeds on disposition of property and equipment	11	5
Investments in marketable securities	(118,568)	—

Net Cash Used in Investing Activities	(118,728)	(6,374)

Cash Flows From Financing Activities
Repayments of long-term debt	(28,873)	—
Proceeds from note payable	—	10,000
Dividends paid	(396)	(165)
Repurchase of common stock	(888)	—

Net Cash (Used in) Provided by Financing Activities	(30,157)	9,835

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(96,185)	30,993
Cash, Cash Equivalents and Restricted Cash, beginning of period	131,193	70,273

Cash, Cash Equivalents and Restricted Cash, end of period	$35,008	$101,266

See accompanying condensed notes to unaudited consolidated financial statements.
See Note 12 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant

Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Harbor Diversified, Inc. (Harbor) and its subsidiaries (collectively, the Company).
Harbor is
a non-operating holding
company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (AWAC), the sole member of Air Wisconsin Airlines LLC (Air Wisconsin), which is a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (Lotus), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (AWF), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (Therapeutics), which is a non-operating entity
with no material assets.
The consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in the notes to unaudited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to unaudited consolidated financial statements are presented in thousands except per share amounts.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form
10-K
for the year ended December 31, 2020, which was filed with the SEC on April 1, 2021 (2020 Annual Report). Due in part to the significant impacts to the Company’s business and industry from the global coronavirus
(COVID-19)
pandemic, in addition to other factors, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other reporting period
.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement (United capacity purchase agreement) with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020 and April 2021. United is currently Air Wisconsin’s sole airline partner. For additional information, refer to Note 3,
Capacity Purchase Agreement with United
.
Air Wisconsin operates as a United Express carrier with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs.
Contract Revenues
The Company recognizes revenue under the United capacity purchase agreement over time as services are provided. United pays Air Wisconsin a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day, with incentive payments available primarily based on flight completion, on-time
performance, and customer satisfaction ratings. Under this agreement, Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. The agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses.
United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments are reconciled through December 2020. As of June 30, 2021, United owed Air Wisconsin $5,346, which is recorded in accounts receivable, net, on the unaudited consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin is also eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreement and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606,
Revenue from Contracts with Customers
(Topic 606).

As discussed above, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the United capacity purchase agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the United capacity purchase agreement. Due to the material decrease in completed flights for the three and six months ended June 30, 2021 as compared to levels prior to the
COVID-19
pandemic and anticipated future flight levels in periods within the remaining contract term, Air Wisconsin determined that the amount of the fixed payments it received for the three and six months ended June 30, 2021 was disproportionately high relative to anticipated fixed revenue for future periods. Air Wisconsin anticipates the future number of flights it will complete over the remainder of the agreement will significantly increase as compared to the prior twelve months. Accordingly, Air Wisconsin deferred the recognition of $7,440 and $15,351 of revenue in the three and six months ended June 30, 2021, respectively, compared to $22,484 for both the three and six months ended June 30, 2020. Air Wisconsin’s deferred revenues
related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term.
The current portion of deferred

fixed

revenues, in the amount of
$33,133,
is recorded as part of contract liabilities, and the long-term portion of deferred fixed
revenues, in the amount of

$25,438,
is recorded as deferred revenues on the consolidated balance sheets. Consistent with the analysis above, for the three and six months ended June 30, 2021, Air Wisconsin also recognized less non-refundable upfront fee revenue, as well as lower fulfillment costs, both of which are being amortized over the remaining term of the United capacity purchase agreement in proportion to flights flown. During the three and six months ended June 30, 2021, Air Wisconsin recorded
$685 and $1,346 of revenue from upfront fees and $73 and $144 of fulfillment costs, respectively, compared to $271 and $1,204 in revenue from upfront fees and $29 and $129 for the three and six months ended June 30, 2020, respectively. The current portion of the deferred upfront fee revenue, in the amount of $4,698, is recorded as part of contract liabilities, and the long-term portion of the deferred upfront fee revenue, in the amount of $3,270, is recorded as long-term contract liabilities on the consolidated balance sheets. As part of the October 2020 amendment to the United capacity purchase agreement described below (CPA Amendment), United accrued a liability to

Air Wisconsin in the amount of $11,048 along with a cash settlement of $670, of which $4,411 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods. For the three and six months ended June 30, 2021, Air Wisconsin recorded $324 and $637, respectively, of revenue related to these items, compared to $0 for the three and six

m
onths ended June 30, 2020. The current portion of the deferred CPA Amendment revenue, in the amount of $2,225, is recorded as part of contract liabilities, and the long-term portion of the deferred CPA Amendment revenue, in the amount of $1,548, is recorded as long-term contract liabilities on the consolidated balance sheets. The timing of the recognition of these items in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown at the beginning of the same period.
The amount of revenues
 recognized for the three and six months ended June 30, 2021 that was previously recorded as a contract liability is $1,010 and $1,983, respectively.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United stand ready rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three and six months ended June 30, 2021, Air Wisconsin recorded $5,736 and $12,972, respectively, in revenue related to this performance obligation. Under the CPA Amendment, United pays this amount by the delivery of a long-term note. Therefore, this amount was recorded in long-term notes receivable on the unaudited consolidated balance sheet as of June 30, 2021. The long-term notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. As of June 30, 2021, these notes totaled $45,411, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of June 30, 2021, interest receivable on these notes totaled $1,114.

Other Revenues
Other revenues primarily consist of the sales of parts to other airlines and are immaterial in all periods presented. The transaction price for the sale of these parts generally is fair market value.
Impairment of

Long-Lived and Intangible Assets
The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding matters such as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the consolidated financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests were required to be performed as of June 30, 2021.
Concentration of Customer Risk
United is currently Air Wisconsin’s sole airline partner. Substantially all the Company’s revenues for the three and six months ended June 30, 2021 and 2020 were derived from the United capacity purchase agreement. For additional information, refer to Note 3,
Capacity Purchase Agreement with United
.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates, particularly in light of the impact of the COVID-19 pandemic on the Company’s business and industry.
Restricted Cash
As of June 30, 2021, the Company had a restricted cash balance of $
932
.
A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
and Note 13,
Stock Repurchase Program.
Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification (ASC) Topic 321,
Investments-Equity Securities
, with the change in fair value during the period included in the consolidated statements of operations. As of June 30, 2021 and 2020, the fair value of the Company’s marketable securities was
$118,284 and $0, respectively.
The calculation of net unrealized gains and losses that relate to marketable securities held as of June 30, 2021 is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net gains (losses) recognized during the period on equity securities	$43	$(14)
Less: Net losses recognized during the period on equity securities sold during the period	(40)	(40)

Unrealized gains recognized during the period on equity securities held as of June 30, 2021	$83	$26

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
The table below sets forth the Company’s classification of marketable securities and long-term investments as of June 30, 2021:

	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds and mutual funds	$118,284	$118,284	$—	$—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$122,559	$118,284	$4,275	$—

Recently Adopted Accounting Pronouncement
In August 2020, FASB issued ASU No.
2020-06,
 Debt (Subtopic
470-20);
Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic
815-40)
Contracts in Entity’s Own Equity
(ASU
2020-06).
ASU
2020-06
amends the guidance on convertible instruments and the derivatives scope exception for contracts and convertible instruments on an entity’s own equity. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company opted to early adopt ASU 2020-06 as of January 1, 2021. The adoption did not have a material impact on the Company’s results of operations, financial position or related disclosures.
Upcoming Accounting Pronouncement
In June 2016, FASB issued ASU
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
2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances and its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or that additional funds will be available, to meet its future liquidity needs.

Impact of the
COVID-19
Pandemic
As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the
COVID-19
pandemic in the regions in which Air Wisconsin operates. The extent to which the
COVID-19
pandemic will impact the Company’s industry, business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the
COVID-19
pandemic, the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and reco
v
ery efforts, and the success of vaccine distribution programs.
Reduction in Demand for Air Travel
Public concerns about the COVID-19 virus, as well as the various governmental guidelines and restrictions adopted to limit the spread of the COVID-19 virus, have had a material adverse impact on passenger demand for air travel since the beginning of the pandemic. While passenger demand for air travel has increased in recent months as a result of the easing of certain of these guidelines and restrictions, as well as expanded availability and adoption of vaccines, United has stated that it expects demand will remain suppressed in 2021. As an example, United’s scheduled capacity for the three months ended June 30, 2021 was approximately
 45%
 lower than its
 scheduled

capacity for the three months ended June 30, 2019.
Air Wisconsin’s monthly departures and scheduled block hours have been gradually increasing on an absolute basis since June 2020, and the preliminary schedules received from United reflect that Air Wisconsin’s monthly departures and scheduled block hours may continue to increase through the fourth quarter. However, these preliminary schedules are likely to be revised and there can be no assurance that this trend will continue.
United Capacity Purchase Agreement
Since a portion of the Company’s revenues is fixed due to the structure of the United capacity purchase agreement, the impact of the
COVID-19
pandemic on the Company’s financial position has been partially mitigated or offset. However, if United ceases to pay the full amount required under the agreement, whether due to its own financial disruption resulting from the
COVID-19
pandemic, as a result of a dispute with Air Wisconsin, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition, and liquidity. The fixed amount received is based on a fixed contractual rate and number of covered aircraft, while variable revenue earned is based on the number of block hours and departures. Since the onset of the pandemic, variable revenues have been significantly reduced due to the lower number of flights relative to historical levels. In addition, a portion of the fixed amount of revenue has been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term. For additional information, refer to Note 1,
Summary of Significant Accounting Policies
.
Cost Reduction Initiatives
The Company implemented cost reduction initiatives seeking to mitigate the impact of the
COVID-19
pandemic on the Company’s operations, financial condition and liquidity, while also protecting the safety of the Company’s customers and employees. These measures included, but were not limited to, the following:

(1)	Reduced or deferred employee-related costs, including:

(i)	Offered voluntary short-term unpaid leaves to employees and furloughing certain employees, and

(ii)	Deferred the employer’s portion of employees’ social security tax payments.

(2)	Reduced other non-employee costs, including:

(i)	Delayed planned non-essential heavy airframe maintenance events primarily as a result of reduced flight schedules,

(ii)	Delayed non-essential maintenance events associated with engines and rotable parts primarily as a result of reduced flight schedules,

(iii)	Sought concessions from third-party suppliers, and

(iv)	Reduced or suspending certain discretionary spending.
While these initiatives reduced the Company’s expenses during the three months ended June 30, 2021, the Company expects its expenses to increase in future periods as the number of block hours and departures increase under the United capacity purchase agreement.

Paycheck Protection Program
In addition to cost reduction initiatives, Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the
COVID-19
pandemic on the Company’s financial condition, results of operations and liquidity.
In April 2020, Air Wisconsin received a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and administered by the Small Business Administration (SBA). The application for this loan required Air Wisconsin to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of Air Wisconsin. Air Wisconsin was also required to certify that the loan funds would be used to retain workers and maintain payroll, or to make mortgage payments, lease payments, and utility payments. The SBA Loan bears interest at a rate of 1.0% per annum. The SBA Loan originally had a two-year
term,
and monthly principal and interest payments were originally deferred for six months after the date of the loan. Pursuant to the Flexibility Act adopted in June 2020 (Flexibility Act), the maturity date may be, but has not yet been, extended to 2025, and the interest deferral period has been extended to September 2021 based on the Company’s estimate of when the SBA will make a decision with respect to loan forgiveness. The SBA Loan may be prepaid at any time without penalty. Under the CARES Act, Air Wisconsin can apply for and be granted forgiveness for all or a portion of the SBA Loan. Such forgiveness, if any, will be determined, subject to limitations, based on the use of the loan proceeds for specified purposes, provided that not more than 40% of the amount may be for non-payroll
costs. Air Wisconsin has applied for loan forgiveness, but as of the date of this filing its application is still pending. While Air Wisconsin believes that its use of the loan proceeds has met the conditions for forgiveness of the SBA Loan, there can be no assurance that Air Wisconsin’s application for forgiveness of the loan will be granted in whole or in part.
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
PSP-1
Agreement. Air Wisconsin received approximately $32,987 pursuant to the
PSP-2
Agreement.
In March 2021, the federal American Rescue Plan Act of 2021 (American Rescue Plan) was adopted, which provided further payroll support to eligible air carriers. In June 2021, pursuant to the American Rescue Plan, Air Wisconsin entered into a Payroll Support Program 3 Agreement with the Treasury (the
PSP-3
Agreement and, together with the
PSP-1
Agreement and the
PSP-2
Agreement, the PSP Agreements), which is substantially similar to the
PSP-1
Agreement and the
PSP-2
Agreement. Air Wisconsin received approximately
$33,329 pursuant to the
PSP-3
Agreement.
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay some or all of the funds provided to it under these agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. In addition, the PSP Agreements authorize the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the
PSP-1
Agreement. No such audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the filing of this Quarterly Report. For additional information, refer to Note 8,
Commitments and Contingencies
.
The proceeds of the Treasury Payroll Support under the PSP Agreements are recorded in cash and cash equivalents when received and are recognized as a contra-expense under Payroll Support Program in the consolidated statements of operations over the periods for which the funds are intended to offset payroll expenses. In the three months ended June 30, 2021, Air Wisconsin received approximately $34,115 under the Payroll Support
Program and the Company
recorded a receivable in the amount of $518. The Company recognized approximately $22,256 under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the three months ended June 30, 2021. In the six months ended June 30, 2021, Air Wisconsin received approximately $49,652 under the Payroll Support
Program and the Company
 recorded a contra-expense of $50,170.

3. Capacity Purchase

Agreement with United
In February 2017, Air Wisconsin entered into the United capacity purchase agreement with United to operate up to 65
CRJ-200
regional jet aircraft. In October 2020, Air Wisconsin entered into the CPA Amendment, which, among other things, set the number of aircraft covered by the agreement at 63.
Under the CPA Amendment, the initial term of the agreement ends in February 2023
.
United has the option to extend the term for no less
than two years (and up to three years, in its discretion), and has
a second option to extend for an additional
two-year
period subject to mutual agreement by Air Wisconsin and United as to economic terms. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours permitted in the event United does not elect to exercise its extension rights within the agreement.
4. Property and Equipment
The following presents Air Wisconsin’s aircraft as of June 30, 2021 and June 30, 2020:

June 30, 2021	Owned	Leased
CRJ-200	64	—

June 30, 2020	Owned	Leased
CRJ-200	62	2

In January 2020, Harbor completed an asset acquisition from Southshore Leasing, LLC (Southshore Leasing), through its affiliates (the Southshore Affiliates and, together with Southshore Leasing, Southshore), of three
CRJ-200
regional jets, each having two General Electric (GE) engines, plus five additional GE engines, in exchange for the issuance of shares of Harbor’s Series C Convertible Redeemable Preferred Stock (Series C Preferred). Air Wisconsin had leased each of these regional jets and engines prior to the acquisition. For additional information, refer to Note 9,
Related Party Transactions
.
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
5. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2021 was 24.2%. The Company’s effective tax rate for the three months ended June 30, 2021 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible
expenses.
The Company’s effective tax rate for the six months ended June 30, 2021 was 24.1%. The Company’s effective tax rate for the six months ended June 30, 2021 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible
expenses.
The Company’s effective tax rate for the three months ended June 30, 2020 was 0.2%. The Company’s effective tax rate for the three months ended June 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible
expenses.
The Company’s effective tax rate for the six months ended June 30, 2020 was 21.7%. The Company’s effective tax rate for the six months ended June 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible
expenses, which impacts were partially offset by a $936 discrete tax benefit from a refund of alternative minimum tax credits available under a provision of the CARES Act that occurred during the period.

6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

	June 30, 2021	December 31, 2020
Notes, due December 31, 2025 (4.0%)	$68,740	$80,850
Credit Agreement, due through 2022 (5.0%)	9,997	26,988
SBA Loan, due 2025 (1.0%)	10,000	10,000

Total debt	88,737	117,838
Less: current maturities	14,618	23,652

Total Long-Term Debt	$74,119	$94,186

In April 2020, in connection with the SBA Loan, Air Wisconsin issued to a lender a promissory note for an aggregate principal amount of $10,000. The amount outstanding under the note may be forgiven under certain circumstances. The Company has recorded the value of the promissory note on a relative fair value basis as $7,759 of long-term debt and $2,241 of current portion of long-term debt on the consolidated balance sheets. For additional information, refer to Note 2,
Liquidity
.
In June 2021, Air Wisconsin prepaid approximately $10,500 of the principal amount and $910 of capitalized interest outstanding under the Notes due December 31, 2025
,
and approximately $16,991 of the principal amount outstanding under the Credit Agreement due 2022 along with all interest due as of June 30, 2021. The prepayment resulted in a $228 gain on extinguishment of debt due to the decrease in previously expected future interest that was capitalized
.
Maturities of long-term debt for the periods subsequent to June 30, 2021, are as follows:

Fiscal Year	Amount
July 2021 through December 2021	$2,084
2022	18,577
2023	11,897
2024	11,644
2025	44,535

Total	$88,737

The various debt agreements include, among other provisions, certain covenants. As of June 30, 2021 and June 30, 2020, Air Wisconsin was in compliance with the covenants included in each of its debt agreements.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275
City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral; the bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,894 as of June 30, 2021. For additional information, refer to Note 1,
Fair Value of Financial Instruments
.
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

1
4

Air Wisconsin has operating leases for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 10 months to 13 years. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance.
As of June 30, 2021, the
Company’s right-of-use assets
were $20,609, current maturities of operating lease liabilities were $4,917, and noncurrent lease liabilities were $12,995. During the six months ended June 30, 2021, the Company paid $1,761 in operating lease payments.
The table below presents operating lease related terms and discount rates as of June 30, 2021:

Weighted-average remaining lease term	4.04 years
Weighted-average discount rate	5.71%
Components of lease costs were as follows for the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$1,110	$2,548	$1,876	$6,864
Short-term lease costs	163	623	309	1,139
Variable lease costs	34	(88)	67	(59)
Lease termination expense	—	869	—	869

Total Lease Costs	$1,307	$3,952	$2,252	$8,813

As of June 30, 2021, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under all leases (including aircraft leases for the three months ended June 30, 2020) was $1,307 and $3,952 for the three months ended June 30, 2021 and June 30, 2020, respectively. Rent expense recorded under all leases (including aircraft leases for the six months ended June
 30
, 2020) was $2,252 and $8,813 for the six months ended June 30, 2021 and June 30, 2020, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease
terms greater than one year as of June 30, 2021:

Fiscal Year	Amount
July 2021 through December 2021	$2,949
2022	5,897
2023	5,712
2024	3,236
2025	2,525
Thereafter	579

Total lease payments	20,898
Less imputed interest	(2,986)

Total Lease Liabilities	$17,912

8. Commitments and Contingencies
Legal Proceedings
The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of June 30, 2021, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

1
5

Treasury Payroll Support Program Audit
In September 2020, the Treasury’s Office of Inspector General (OIG) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the Payroll Support Program. The audit focused, among other things, on certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of certain provisions of the application for Treasury Payroll Support and the
PSP-1
Agreement, as well as the Treasury’s guidance regarding the Payroll Support Program. As of the date of this filing, Air Wisconsin has not received written confirmation from the OIG regarding the status or results of the audit. Nevertheless, the Treasury subsequently entered into the
PSP-2
Agreement and the
PSP-3
Agreement with Air Wisconsin, has paid to Air Wisconsin the amounts to be paid under the
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.
Standby Letters of Credit
As of June 30, 2021, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. Air Wisconsin maintains a credit facility with a borrowing capacity of $810 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Total	July through December 2021	2022	2023	2024	2025	Thereafter
Aircraft Notes Principal	$59,500	$—	$3,500	$7,000	$7,000	$42,000	$—
Aircraft Notes Interest	9,240	1,190	2,380	2,170	1,890	1,610	—
Other Loans Principal	19,997	894	12,697	2,727	2,754	925	—
Other Loans Interest	823	282	328	51	24	138	—
Operating Lease Obligations	20,898	2,949	5,897	5,712	3,236	2,525	579

Total	$110,458	$5,315	$24,802	$17,660	$14,904	$47,198	$579

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500 and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of June 30, 2021, all of the Company’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and Other Loans, refer to the section entitled
“
Management’s Discussion and Analysis of Financial Condition and Results of Operations”
within the 2020 Annual Report and Note 6,
Debt
.
9. Related-Party Transactions
Southshore leased several aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. For the three and six months ended June 30, 2020, the Company paid $150 pursuant to certain aircraft and engine leases with Southshore. In January 2020, Harbor completed an acquisition from Southshore of three
CRJ-200
regional jets, each having two GE engines, plus five additional GE engines, in exchange for the issuance of 4,000 shares of Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of June 30, 2021, the shares of Series C Preferred were immediately convertible into an aggregate of 16,500 shares of common stock. Due to the acquisition of these aircraft and engines in January 2020, for the three months ended June 30, 2021 and June 30, 2020, Air Wisconsin did not make any lease payments to Southshore. For additional information, refer to Note 10,
Earnings Per Share and Equity
.
Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 to Resource Holdings for each of the three months ended June 30, 2021 and June 30, 2020. In June 2021, the Board of Directors agreed to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid a total of $12.5 to Resource Holdings for each of the three months ended June 30, 2021. For additional information, refer to “
Certain Relationships and Related Transactions, and Director Independence
” in the 2020 Annual Report.

10. Earnings Per Share

and Equity
Calculations of net income per common share for the dates presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$20,521	$(8,337)	$45,746	$(3,923)
Preferred stock dividends	198	198	396	363

Net income (loss) applicable to common stockholders	$20,323	$(8,535)	$45,350	$(4,286)

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	54,466	54,863	54,664	54,863
Stock option	489	—	449	—
Series C Preferred	16,500	—	16,500	—

Shares used in calculating diluted earnings per share	$71,455	$54,863	$71,613	$54,863

Earnings (loss) allocated to common stockholders per common share
Basic	$0.37	$(0.16)	$0.83	$(0.08)
Diluted	$0.28	$(0.16)	$0.63	$(0.08)
Basic earnings per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the conversion of a stock option granted in 2015 into 489 and 449 shares of common stock under the treasury stock method for the three and six months ended June 30, 2021, respectively. In loss periods, potentially dilutive shares associated with the stock option and Series C Preferred were not included in the calculation above, as they would have an anti-dilutive effect on the computation of earnings per share.
Series C Preferred
In January 2020,
Harbor
issued 4,000 shares of the Series C Preferred. The rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (Certificate of Designations), which
Harbor
filed with the Secretary of State of the State of Delaware.
The Series C Preferred accrues dividends at the rate of 6.0% per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors and paid by
Harbor
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
Harbor
provided notice to its stockholders of the filing of its Annual Report on Form
10-K
for the year ended December 31, 2019) during which an aggregate of at least 5.0% of the outstanding shares of common stock were traded. The Conversion Price was adjusted as of January 7, 2021 to be $0.15091.

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of the date of this filing, 755 shares of the Series C Preferred are immediately convertible into 16,500 shares of common stock (representing 23.4% of the fully diluted shares of capital stock of
Harbor
), and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.
In the event of any liquidation, dissolution or winding up of Harbor
,
or a sale of

Harbor
,
the Series C Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of Harbor to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends (Series C Liquidation Amount).
At any time following the earliest of (a) the date that is four years after the earlier of the Reporting Date (as defined in the Certificate of Designations) or (i) any merger or consolidation to which
Harbor
is a constituent party and to which one or more third-party entities, unaffiliated with
Harbor
, are constituent parties or (ii) any transaction or series of related transactions pursuant to which
Harbor
shall issue or sell a number of shares of common stock greater than 5.0% of the number of shares of common stock then outstanding, (b) the date the Dividend Ratchet has been initiated, (c) any time that fewer than 800 shares of Series C Preferred are outstanding, and (d) December 31, 2024,
Harbor
shall have the right to redeem all, but not less than all, of the shares of Series C Preferred then outstanding at a per share price equal to the then current Series C Liquidation Amount (Redemption Price). At any time after the outstanding shares of Series C Preferred are deemed Conversion Cap Excess Shares,
Harbor
shall have the right to redeem all, but not less than all, of the Conversion Cap Excess Shares then outstanding at the Redemption Price.
On both March 30, 2021 and
 June 30, 2021, the Board of Directors declared a dividend of $198 on the Series C Preferred, which was
paid on March 31, 2021 and June 30, 2021
, respectively.
Based on the applicable accounting guidance,
Harbor
is required to apply
the “if-converted” method
to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.
The Company accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480,
 Distinguishing Liabilities from Equity
. Based on this guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.
11. Supplemental Cash Flow Information
Cash payments for interest for the six months ended June 30, 2021 and June 30, 2020 were $2,022 and $0, respectively. Cash payments for income taxes for the six months ended June 30, 2021 and June 30, 2020 were $17,784 and $0, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $1,761 for the six months ended June 30, 2021, and $2,995 for the six months ended June 30, 2020.
12. Intangible Assets
Intangible assets consist of the following as of the dates presented:

	June 30, 2021	December 31, 2020
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300

Total	$5,300	$5,300

13. Stock Repurchase Program
On March 30, 2021, the Board of Directors adopted a stock repurchase program pursuant to which Harbor may repurchase up to
$1,000
of shares of its common stock during the first calendar month of the program, subject to an automatic increase of
$1,000
per calendar month thereafter until such time as the board takes action to amend or terminate the program. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.
Harbor
acquired 593,472 shares of its common stock pursuant to the stock repurchase program during the three months ended June 30, 2021.
14. Subsequent Events
The Company evaluated the consolidated financial statements included in this Quarterly Report for subsequent events through August
13
, 2021, the date the consolidated financial statements were available to be issued. The following subsequent event is noted:

•	On July 6, 2021, Air Wisconsin received the second and final payment of $16,665 from the Treasury pursuant to the PSP-3 Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included within the Annual Report on Form
10-K
for the year ended December 31, 2020 (our “2020 Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
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
For the three and six months ended June 30, 2021, Air Wisconsin operated a fleet of 64
CRJ-200
regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenues for the three and six months ended June 30, 2021 and June 30, 2020, was derived from operations associated with the United capacity purchase agreement.
Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The agreement also provides for the payment or accrual of certain amounts by United to Air Wisconsin based on scheduling benchmarks. The United capacity purchase agreement has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access.
In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours permitted in the event United does not elect to exercise its extension rights within the agreement.

Impact of the
COVID-19
Pandemic on Our Business and Industry
As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the
COVID-19
pandemic in the regions in which Air Wisconsin operates. The extent to which the
COVID-19
pandemic will impact our industry, business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the
COVID-19
pandemic, the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.
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

•	enhance Air Wisconsin’s aircraft cleaning and sanitation procedures;

•	provide gloves, masks, and other personal protective equipment for crew members;

•	provide options to Air Wisconsin’s employees who are diagnosed with COVID-19, including pay protection and extended leave options;

•	implement workforce social distancing, mask requirements and other protection measures, and enhanced cleaning of our facilities;

•	add work from home flexibility for administrative employees; and

•	provide regular, ongoing communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.
Reduction in Demand for Air Travel
Public concerns about the COVID-19 virus, as well as the various governmental guidelines and restrictions adopted to limit the spread of the virus, have had a material adverse impact on passenger demand for air travel since the beginning of the pandemic. While passenger demand for air travel has increased in recent months as a result of the easing of certain of these guidelines and restrictions, as well as expanded availability and adoption of vaccines. United has stated that it expects demand will remain suppressed in 2021. As an example, United’s scheduled capacity for the three months ended June 30, 2021 was approximately 45% lower than its scheduled capacity for the three months ended June 30, 2019.
Air Wisconsin’s monthly departures and scheduled block hours have been gradually increasing on an absolute basis since June 2020, and the preliminary schedules received from United show that Air Wisconsin’s monthly departures and scheduled block hours may continue to increase through the fourth quarter. However, these preliminary schedules are likely to be revised and there can be no assurance that this trend will continue.
Notwithstanding the significant negative impact to our business and the airline industry, Air Wisconsin’s receipt of governmental assistance under the SBA Loan and the Payroll Support Program, has mitigated to some extent the adverse impacts of the
COVID-19
pandemic.
Impact on Competitive Environment
Worldwide, several regional and larger carriers have ceased operations as a direct or indirect result of the
COVID-19
pandemic. As of the date of this filing, ExpressJet Airlines, Inc., Miami Air International, Trans States Airlines, and Compass Airlines, each of which are domestic, regional, or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations. The impact of these and other changes to the competitive environment on our business and industry is highly uncertain.
Expense Management
We have taken a number of actions in response to the financial uncertainty resulting from the
COVID-19
pandemic. Beginning at the onset of the pandemic, we implemented cost-reduction initiatives to mitigate the impact on our operations and financial condition, while also protecting the safety of our customers and employees. Air Wisconsin reduced certain planned capital and operating expenditures through actions it took such as delaying non-essential
planned heavy airframe maintenance events, delaying
non-essential
maintenance events associated with engines and rotable parts, seeking cost concessions from third-party suppliers, offering voluntary short-term unpaid leave to employees, and deferring the payment of the employer’s portion of employees’ social security tax payments. Air Wisconsin has been able to responsibly delay certain non-essential
maintenance events primarily as a result of its reduced flight schedules. Air Wisconsin has also reduced its labor costs as a result of voluntary departures by certain employees and the decisions of certain furloughed employees not to accept Air Wisconsin’s recall offers. While these initiatives reduced the Company’s expenses during the three months ended June 30, 2021, the Company expects its expenses to increase in future periods as the number of block hours and departures increase under the United capacity purchase agreement.

Paycheck Protection Program
In April 2020, Air Wisconsin received a $10.0 million loan (“SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The loan is forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, leave payments, and utility payments. Air Wisconsin has applied for loan forgiveness, but as of the date of this filing its application is still pending.
For additional information, refer to Note 8,
Commitments and Contingencies
in our unaudited consolidated financial statements included in this Quarterly Report.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement
(“PSP-1
Agreement”) with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of the Treasury (“Treasury”) under the payroll support program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin received approximately $42.2 million in the year ended December 31, 2020. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the agreement.
In December 2020, the federal Consolidated Appropriations Act of 2021 (“PSP Extension Law”) was adopted, which provides for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement with the Treasury (the
“PSP-2
Agreement”), which is substantially similar to the
PSP-1
Agreement. Air Wisconsin received approximately $32.9 million pursuant to the
PSP-2
Agreement.
In March 2021, the federal American Rescue Plan Act of 2021 (“American Rescue Plan”) was adopted, which provides further payroll support to eligible air carriers. In June 2021, pursuant to the American Rescue Plan, the Treasury entered into a Payroll Support Program 3 Agreement with Air Wisconsin (the
“PSP-3
Agreement” and, together with the
PSP-1
Agreement and the
PSP-2
Agreement, the “PSP Agreements”), which is substantially similar to the
PSP-1
Agreement and the
PSP-2
Agreement. Air Wisconsin received approximately $33.3 million pursuant to the
PSP-3
Agreement.
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries, and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin, or any direct or indirect parent company of Air Wisconsin, that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay some or all of the funds provided to it under these agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. In addition, the PSP Agreements authorize the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin.
For additional information, refer to Note 8,
Commitments and Contingencies
in our unaudited consolidated financial statements included in this Quarterly Report.
Exploring Business Opportunities
In July 2021, Air Wisconsin entered into a lease for a
CRJ-200
aircraft in freighter configuration that is estimated to be delivered in the three months ending September 30, 2021. Air Wisconsin has also added the
CRJ-700,
and is in the process of adding the
CRJ-900,
to its FAA Operations Specifications. Although, Air Wisconsin does not currently have a customer for the freighter or any
CRJ-700
or
CRJ-900
aircraft, it is adding these additional aircraft capabilities to its fleet in an attempt to position itself to explore and take advantage of other business opportunities that may arise.
Other Economic Conditions, Challenges and Risks Impacting Financial Results
See the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” within our 2020 Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and the Three Months Ended June 30, 2020
The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below.

	Three Months Ended June 30,
	2021		2020		Change
Operating Data:
Available Seat Miles (ASMs) (in thousands)	273,948		78,258		195,690		250.1%
Actual Block Hours	24,393		6,324		18,069		285.7%
Actual Departures	17,736		4,709		13,027		276.6%
Revenue Passenger Miles (RPMs) (in thousands)	224,175		20,182		203,993		1,010.8%
Average Stage Length (in miles)	316		343		(27)		(7.9)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	19.29	¢	21.40	¢	(2.11	)¢	(9.9)%
Passengers	699,987		57,192		642,795		1,123.9%
The increase in ASMs, block hours, departures, and RPMs during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily due to the increase in demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the dates presented:

	Three Months Ended June 30,
	2021	2020	Change
Operating Revenues ($ in thousands):
Contract Revenues	$52,845	$16,753	$36,092	215.4%
Contract Services and Other	15	22	(7)	(31.8)%

Total Operating Revenues	$52,860	$16,775	$36,085	215.1%

Total operating revenues increased by $36.1 million, or 215.1%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,
	2021	2020	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$25,012	$23,407	$1,605	6.9%
Aircraft Fuel and Oil	44	5	39	780.0%
Aircraft Maintenance, Materials and Repairs	10,078	1,499	8,579	572.3%
Aircraft Rent	44	2,411	(2,367)	(98.2)%
Other Rents	1,263	1,541	(278)	(18.0)%
Depreciation, Amortization and Obsolescence	6,500	6,666	(166)	(2.5)%
Payroll Support Program	(22,256)	(15,175)	(7,081)	46.7%
Purchased Services and Other	5,571	4,366	1,205	27.6%

Total Operating Expenses	$26,256	$24,720	$1,536	6.2%

Payroll and Related Costs
. Payroll and related costs increased $1.6 million, or 6.9%, to $25.0 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by an increase in pilot wages, bonuses and training expenses of $2.5 million and an increase in personnel expenses of $1.2 million. These increases were offset by a decrease in other wages, taxes and benefits of $2.1 million.
Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended June 30, 2021 and June 30, 2020 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended June 30, 2021 and June 30, 2020.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $8.6 million, or 572.3%, to $10.1 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation.
Aircraft Rent
. Aircraft rent expense decreased $2.4 million, or 98.2%, to $0.04 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was due to Air Wisconsin’s acquisition of its remaining leased aircraft operated during 2020.
Other Rents
. Other rents expense decreased $0.3 million, or 18.0%, to $1.3 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was primarily due to a decrease of $0.3 million in flight training simulator rental expense.
Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense decreased $0.2 million, or 2.5%, to $6.5 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was primarily due to the retirement of leasehold improvements on formerly leased aircraft and a decrease in the obsolescence reserve related to our inventory of aircraft parts.
Payroll Support Program
.
The proceeds of the Treasury Payroll Support received pursuant to the PSP Agreements are recorded in cash and cash equivalents when received and were recognized as a reduction in expense over the periods that the funds are intended to offset payroll expenses. In the three months ended June 30, 2021, Air Wisconsin received approximately $34.1 million under the Payroll Support Program and the Company recorded a receivable in the amount of $0.5 million representing covered expenses incurred under the Payroll Support Program as of June 30, 2021. The Company recognized approximately $22.3 million under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the three months ended June 30, 2021.
Purchased Services and Other
. Purchased services and other expense increased $1.2 million, or 27.6%, to $5.6 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was primarily due to an increase in outside services, consisting primarily of aircraft line maintenance, of $1.5 million, and an increase in insurance expense of $0.3 million, partially offset by a decrease in legal expense of $0.5 million.

Other (Expense) Income
Interest Income
. Interest income increased by $0.4 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to an increase in interest earned on the long-term notes receivable due from United.
Interest Expense
. Interest expense decreased by $0.1 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the prepayment of debt in June 2021 and the repayment of debt in December 2020. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2020 Annual Report and Note 6,
Debt
, in our unaudited consolidated financial statements included in this Quarterly Report.
Gain on Marketable Securities
.
Gain on marketable securities was $0.04 million for the three months ended June 30, 2021. The gain reflects the change in market value and sales of securities as of the three months ended June 30, 2021. There were no marketable securities held during the three months ended June 30, 2020.
Other, Net
. Other income increased by $0.07 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The other income consists of dividend income from investments in marketable securities.
Net Income
Net income for the three months ended June 30, 2021 was $20.5 million, or $0.37 per basic share and $0.28 per diluted share, compared to net loss of $8.3 million, or a loss of $0.16 per basic and diluted share for the three months ended June 30, 2020. For additional information, refer to Note 10,
Earnings per Share
, in our unaudited consolidated financial statements included in this Quarterly Report.
The increase in net income for the three months ended June 30, 2021 primarily resulted from increased revenues as a result of the increase in demand for air travel, which was partially offset by an overall increase in operating expenses. Within operating expenses, aircraft maintenance and repair costs, as well as payroll and related costs, increased due to increased flying levels. These increases were partially offset by an increase in the contra-expense related to the Payroll Support Program and a reduction in aircraft rent due to Air Wisconsin owning all of its aircraft.
Income Taxes
In the three months ended June 30, 2021, our effective tax rate was 24.2%, compared to 0.2% for the three months ended June 30, 2020. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.
We recorded an income tax expense of $6.6 million and an income tax benefit of $0.002 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
The income tax expense for the three months ended June 30, 2021 resulted in an effective tax rate of 24.2%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
The income tax provision for the three months ended June 30, 2020 resulted in an effective tax rate of 0.2%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.
For additional information, refer to Note 5,
Income Taxes
, in our audited consolidated financial statements included within our 2020 Annual Report.

Comparison of the Six Months Ended June 30, 2021 and the Six Months Ended June 30, 2020
The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below.

	Six Months Ended June 30,
	2021		2020		Change
Operating Data:
Available Seat Miles (ASMs) (in thousands)	479,686		519,162		(39,476)	(7.6)%
Actual Block Hours	43,993		44,202		(209)	(0.5)%
Actual Departures	31,597		29,901		1,696	5.7%
Revenue Passenger Miles (RPMs) (in thousands)	350,533		313,702		36,831	11.7%
Average Stage Length (in miles)	312		351		(39)	(11.1)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	21.39	¢	16.14	¢	5.25 ¢	32.5%
Passengers	1,100,604		865,246		235,358	27.2%
The increase in departures and RPMs during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to the increase in demand for air travel related to the recovery from the
COVID-19
pandemic. The reduction in ASMs resulted from a reduction in the average stage length of flights.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the dates presented:

	Six Months Ended June 30,
	2021	2020	Change
Operating Revenues ($ in thousands):
Contract Revenues	$102,601	$83,815	$18,786	22.4%
Contract Services and Other	33	39	(6)	(15.4)%

Total Operating Revenues	$102,634	$83,854	$18,780	22.4%

Total operating revenues increased by $18.8 million, or 22.4%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,
	2021	2020	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$47,763	$55,033	$(7,270)	(13.2)%
Aircraft Fuel and Oil	57	36	21	58.3%
Aircraft Maintenance, Materials, and Repairs	18,532	15,510	3,022	19.5%
Aircraft Rent	67	5,763	(5,696)	(98.8)%
Other Rents	2,185	3,050	(865)	(28.4)%
Depreciation, Amortization, and Obsolescence	13,000	13,607	(607)	(4.5)%
Payroll Support Program	(50,170)	(15,175)	(34,995)	230.6%
Purchased Services and Other	11,339	10,411	928	8.9%

Total Operating Expenses	$42,773	$88,235	$(45,462)	(51.5)%

Payroll and Related Costs
. Payroll and related costs decreased $7.3 million, or 13.2%, to $47.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease was primarily driven by a decrease in other wages, taxes and benefits of $6.3 million, a decrease in personnel expenses of $0.5 million, and a decrease in pilot wages, bonuses, and training expenses of $0.4 million.

Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the six months ended June 30, 2021 and June 30, 2020 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the six months ended June 30, 2021 and June 30, 2020.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $3.0 million, or 19.5%, to $18.5 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation.
Aircraft Rent
. Aircraft rent expense decreased $5.7 million, or 98.8%, to $0.06 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease was due to Air Wisconsin’s acquisition of its remaining leased aircraft operated during 2020.
Other Rents
. Other rents expense decreased $0.9 million, or 28.4%, to $2.2 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease was primarily due to a decrease of $0.07 million in flight training simulator rental expense.
Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense decreased $0.6 million, or 4.5%, to $13.0 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease was primarily due to the retirement of leasehold improvements on formerly leased aircraft and a decrease in the obsolescence reserve related to our inventory of aircraft parts.
Payroll Support Program
.
The proceeds of the Treasury Payroll Support received pursuant to the PSP Agreements are recorded in cash and cash equivalents when received and were recognized as a reduction in expense over the periods that the funds are intended to offset payroll expenses. In the six months ended June 30, 2021, Air Wisconsin received approximately $49.7 million under the Payroll Support Program and the Company recorded a receivable in the amount of $0.5 million representing covered expenses incurred under the Payroll Support Program as of June 30, 2021. The Company recognized approximately $50.2 million under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the six months ended June 30, 2021.
Purchased Services and Other
. Purchased services and other expense increased $0.9 million, or 8.9%, to $11.3 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was primarily due to an increase in outside services, consisting primarily of aircraft line and on call maintenance, of $2.1 million, and an increase in insurance expense of $0.5 million, partially offset by a decrease in legal expense of $0.3 million, a decrease in professional and technical fees, consisting primarily of consulting and auditing services, of $0.5 million, a decrease in interrupted trip expense of $0.2 million, and a decrease in miscellaneous expenses of $0.5 million.
Other (Expense) Income
Interest Income
. Interest income increased by $0.6 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to an increase in interest earned on the long-term notes receivable due from United.
Interest Expense
. Interest expense decreased slightly to $0.7 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the prepayment of debt in June 2021 and the repayment of debt in December 2020. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2020 Annual Report and Note 6,
Debt
, in our unaudited consolidated financial statements included in this Quarterly Report.
Loss on Marketable Securities
.
Loss on marketable securities was $0.01 million for the six months ended June 30, 2021. The loss reflects the change in market value and sales of securities as of the six months ended June 30, 2021. There were no marketable securities held during the six months ended June 30, 2020.
Other, Net
. Other income increased by $0.09 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The other income consists of dividend income from investments in marketable securities.

Net Income
Net income for the six months ended June 30, 2021 was $45.7 million, or $0.83 per basic share and $0.63 per diluted share, compared to net loss of $3.9 million, or a loss of $0.08 per basic and diluted share for the six months ended June 30, 2020. For additional information, refer to Note 10,
Earnings per Share
, in our consolidated financial statements included in this Quarterly Report.
The increase in net income for the six months ended June 30, 2021 primarily resulted from increased revenues due to increased demand for air travel and lower operating expenses as a result of the increase in the contra-expense related to funds received under the Payroll Support Program.
Income Taxes
In the six months ended June 30, 2021, our effective tax rate was 24.1%, compared to 21.7%, for the six months ended June 30, 2020. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.
We recorded an income tax expense of $14.5 million and an income tax benefit of $1.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
The income tax expense for the six months ended June 30, 2021 resulted in an effective tax rate of 24.1%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.
The income tax provision for the six months ended June 30, 2020 resulted in an effective tax rate of 21.7%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income, offset by a discrete tax benefit from a refund of alternative minimum tax credits available under a provision of the CARES Act that occurred during the period.
For additional information, refer to Note 5,
Income Taxes
, in our consolidated financial statements included within our 2020 Annual Report.
Liquidity and Capital Resources
Although Air Wisconsin’s departures and block hours have increased through the six months ended June 30, 2021 and the date of this filing, the
COVID-19
pandemic continues to evolve. As such, the ongoing impact that the
COVID-19
pandemic will have on our financial condition, results of operations, and liquidity remains highly uncertain. Management is actively monitoring the impact on our operations, airline partner, suppliers, industry, and workforce. We are taking actions based on currently available information to address the changing business environment; however, we cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on our business.
Sources and Uses of Cash
Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, Air Wisconsin’s cash flows from operations, and its receipt of governmental assistance under the SBA Loan and the Payroll Protection Program. As of June 30, 2021, our cash and cash equivalents balance was $34.1 million and we held $118.3 million of marketable securities. For the six months ended June 30, 2021, we generated cash flows from operations of $52.7 million, which included $49.7 million received pursuant to the Payroll Support Program. In the near term, Air Wisconsin expects to fund its liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances. In July 2021, Air Wisconsin received an additional $16.7 million in funds under the Payroll Support Program representing the final payment pursuant to the PSP-3 Agreement.
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, maintenance, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the six months ended June 30, 2021, we paid $0.2 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of June 30, 2021, Air Wisconsin had $14.6 million of short-term debt, and $74.1 million of long-term debt. This includes $78.7 million in secured indebtedness incurred in connection with the aircraft credit agreements described within our 2020 Annual Report. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2020 Annual Report and Note 6,
Debt
, in our unaudited consolidated financial statements included in this Quarterly Report.
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
Restricted Cash
As of June 30, 2021, in addition to cash and cash equivalents of $34.1 million, the Company had $0.9 million in restricted cash which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under the Company’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secure the credit facility.
Cash Flows
The following table presents information regarding our cash flows for each of the dates presented:

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$52,700	$27,532	$25,168	91.4%
Net cash used in investing activities	(118,728)	(6,374)	(112,354)	1,762.7%
Net cash (used in) provided by financing activities	(30,157)	9,835	(39,992)	(406.6)%
Net Cash Flows Provided by Operating Activities
During the six months ended June 30, 2021, our net cash flows provided by operating activities was $52.7 million. We had net income of $45.7 million, which primarily resulted from increased revenues as a result of the increase in demand for air travel, and lower expenses as a result of payroll support received under the Payroll Support Program, further adjusted for increases in cash primarily related to depreciation and engine overhaul amortization of $13.7 million, contract liabilities of $20.0 million, and accounts payable of $1.7 million, partially offset by decreases in cash primarily related to long-term deferred revenues of $5.3 million, accounts receivable of $3.5 million, notes receivable of $13.0 million, prepaid expenses of $4.5 million, and accrued payroll and benefits of $1.3 million.
During the six months ended June 30, 2020, our cash flows provided by operating activities was $27.5 million. We had a net loss of $3.9 million due to significantly reduced block hours during the period as a result of the
COVID-19
pandemic, further adjusted for increases in cash primarily related to long-term deferred revenues of $21.0 million, depreciation and engine overhaul amortization of $14.4 million, deferred credits related to the Payroll Support Program of $5.3 million, and $3.4 million related to operating lease right-of-use
assets, partially offset by decreases in cash primarily related to accounts payable of $8.2 million, amortization of contract costs of $1.9 million, prepaid expenses of $1.8 million, and contract liabilities of $1.7 million.
Net Cash Used in Investing Activities
During the six months ended June 30, 2021, our net cash used in investing activities was $118.7 million resulting primarily from investments in marketable securities.

During the six months ended June 30, 2020, our net cash used in investing activities was $6.4 million resulting primarily from an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.
Net Cash (Used in) Provided by Financing Activities
During the six months ended June 30, 2021, our net cash used in financing activities was $30.2 million, reflecting $28.9 million in repayments of long-term debt, $0.4 million of dividends paid on the Series C Preferred, and $0.9 million to repurchase shares of our common stock.
During the six months ended June 30, 2020, our net cash provided by financing activities was $9.8 million, reflecting Air Wisconsin’s receipt of a $10.0 million loan under the PPP established pursuant to the CARES Act, partially offset by a dividend payment of $0.2 million on the Series C Preferred.
Commitments and Contractual Obligations
For additional information regarding our commitments and contractual obligations, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations
” within our 2020 Annual Report.
In June 2021, Air Wisconsin prepaid approximately $10,500 of the principal amount, and $910 of capitalized interest, outstanding under the Notes due December 31, 2025, and approximately $16,991 of the principal amount outstanding under the Credit Agreement due 2022 along with all interest due as of June 30, 2021. The prepayment resulted in a $228 gain on extinguishment of debt due to the decrease in previously expected future interest that was capitalized.
The following table sets forth our cash obligations as of June 30, 2021:

	Total	July through December 2021	2022	2023	2024	2025	Thereafter
Aircraft Notes Principal	$59,500	$—	$3,500	$7,000	$7,000	$42,000	$—
Aircraft Notes Interest	9,240	1,190	2,380	2,170	1,890	1,610	—
Other Loans Principal	19,997	894	12,697	2,727	2,754	925	—
Other Loans Interest	823	282	328	51	24	138	—
Operating Lease Obligations	20,898	2,949	5,897	5,712	3,236	2,525	579

Total	$110,458	$5,315	$24,802	$17,660	$14,904	$47,198	$579

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500 and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of June 30, 2021, all of Air Wisconsin’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and Other Loans, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations”
within our 2020 Annual Report and Note 6,
Debt
, in our unaudited consolidated financial statements included in this Quarterly Report.
Acquisition from Southshore
In January 2020, the Company completed an acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three
CRJ-200
regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these
CRJ-200
regional jets and GE engines from Southshore under lease arrangements. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions, Challenges and Risks Impacting Results – Aircraft Leases
” within our 2020 Annual Report.

In January 2020, the Company filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which establishes the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series C Preferred.
Series C Convertible Redeemable Preferred Stock
The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors (the “Preferential Dividends”). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month
period following such election (the “Dividend Ratchet”). At the option of the Board of Directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (the “PIK Dividends”). On June 30, 2021, the Board of Directors declared a dividend of approximately $0.2 million on the Series C Preferred, which was paid on June 30, 2021.
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of the date of this filing, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 23.4% of the fully diluted shares of capital stock of the Company), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.
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
The Company accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480,
 Distinguishing Liabilities from Equity
. Based on this guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.

Aircraft Operating Leases
As of June 30, 2021, Air Wisconsin had no operating aircraft remaining on lease.
Debt and Credit Facilities
For additional information regarding our debt and credit facilities, see the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2020 Annual Report.
Paycheck Protection Program
In April 2020, Air Wisconsin entered into an agreement with a lender for a $10.0 million loan under the PPP established pursuant to the CARES Act and administered by the SBA, which was received by Air Wisconsin on April 13, 2020. The SBA Loan may be forgiven subject to meeting certain conditions, including the requirement that the proceeds be used to pay for the salaries and benefits of Air Wisconsin’s employees. As of the date of this filing, Air Wisconsin has applied for loan forgiveness and is awaiting a determination from the SBA.
Payroll Support Program
In April 2020, Air Wisconsin entered into the
PSP-1
Agreement with the Treasury for payroll support under the CARES Act and received approximately $42.2 million in the year ended December 31, 2020 pursuant to that agreement. In March 2021, Air Wisconsin entered into the
PSP-2
Agreement with the Treasury for payroll support under the PSP Extension Law and in the six months ended June 30, 2021 received approximately $32.9 million pursuant to that agreement. In June 2021 the Treasury entered into the
PSP-3
Agreement with Air Wisconsin for payroll support under the American Rescue Plan, and has received approximately $33.3 million pursuant to that agreement.
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under the PSP Agreements, it may be required to repay some or all of the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. In addition, the PSP Agreements authorize the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. For additional information, refer to Note 8,
Commitments and Contingencies
, in our consolidated financial statements included in this Quarterly Report.
Maintenance Commitments
For additional information regarding our maintenance commitments, see the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments
” within our 2020 Annual Report.
Off-Balance
Sheet Arrangements
We have no
off-balance
sheet arrangements that would have a material current or future effect on the Company’s financial condition, results of operations or liquidity.
Critical Accounting Policies
Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, leases, and income tax. The application of these accounting policies involve the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. For additional information regarding our critical accounting policies, see the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies
” within our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the information regarding market risk provided in the section entitled “
Quantitative and Qualitative Disclosures about Market Risk
” within our 2020 Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by
Rule 15d-15(b)
under the Exchange Act, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rule 15d-15(e)
under the Exchange Act) as of June 30, 2021, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
under the Exchange Act) that occurred during the three months ended June 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to employment, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, results of operations or liquidity. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
As of June 30, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of any investigative inquiries, legal proceedings and other disputes then outstanding, was not likely to have a material adverse effect on our business, financial condition, results of operations or liquidity.
Item 1A. Risk Factors
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, particularly in light of the impact that the
COVID-19
pandemic has had on the travel industry, the business of Air Wisconsin, and the business of United, Air Wisconsin’s sole airline partner. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report.
Risks Related to Our Business
Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner.
We derive nearly all of our operating revenues from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenues for the years ended December 31, 2020 and 2019. The United capacity purchase agreement expires in February 2023, unless United elects to exercise its option to extend the agreement. United is not under any obligation to extend the term of the United capacity purchase agreement, whether on similar terms or at all. United announced in June 2021 that it intends to reduce, but not eliminate, the number of single class
50-seat
aircraft in its fleet, which currently represent 33% of its flight departures. United has announced that it expects this aircraft type will be reduced down to approximately 10% of its flight departures by 2026. In addition, American Airlines has announced that it intends to significantly reduce the single class
50-seat
aircraft in its fleet, and Delta Airlines has announced that it intends to retire all of the single class
50-seat
aircraft in its fleet.
United is permitted, subject to certain conditions, to terminate the United capacity purchase agreement early in certain circumstances, such as Air Wisconsin’s material breach of the agreement, Air Wisconsin’s controllable flight completion factor or departure performance falling below certain pre-determined
levels, a
non-carrier-specific
grounding of at least a specified number of Air Wisconsin’s aircraft, and certain changes of control of Air Wisconsin, which could limit Air Wisconsin’s ability to pursue certain corporate transactions.
If United decides not to extend the United capacity purchase agreement as part of its fleet planning process or for any other reason, or if United exercises its right to terminate the agreement in accordance with its terms, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenues or earnings to offset the financial impact. A termination or expiration of this agreement would likely have a material adverse effect on our financial condition, results of operations, liquidity and ability to satisfy debt obligations, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.

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

Certain factors, such as the
COVID-19
pandemic, have led, and may in the future lead, United to modify the anticipated utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, some of which are beyond Air Wisconsin’s control. Any factors that continue to cause United to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. United has stated that it does not expect the recovery from the
COVID-19
to follow a linear path and, as such, the actual number of flights United schedules under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated or which United initially communicated for the period.
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
We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including the impact of the reduction in passenger flight demand due to the
COVID-19
pandemic or other widespread outbreaks of communicable diseases, may have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2020, and through the six months ended June 30, 2021, United experienced a significant decline in flight demand related to
COVID-19
and a resulting material deterioration in its revenues. While there has been a modest demand recovery, this reduction in demand as compared to 2019 levels is expected to continue through 2021. United has indicated that it expects its scheduled capacity for the three months ending September 30, 2021 to be approximately 26% lower than its scheduled capacity for the three months ended September 30, 2019. Despite domestic approval and distribution of vaccines in the six months ended June 30, 2021, both the
COVID-19
pandemic and the related containment and mitigation measures have had and are likely to continue to have an adverse impact on the demand for air travel, the severity and duration of which are uncertain.
As a result of the impact of the
COVID-19
pandemic on global passenger flight demand, and on United’s financial and operational performance, United may be unable to make payments due to Air Wisconsin under the United capacity purchase agreement in a timely manner or at all. Any failure by United to make timely payments due to Air Wisconsin may negatively impact our business, financial condition and results of operations. In addition, if United were to become bankrupt, the United capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations. The full extent of the impact of the
COVID-19
pandemic on United’s operational and financial performance (and, therefore, on our operational and financial performance) will depend on future developments, many of which are outside of Air Wisconsin’s control, including the effectiveness of United’s mitigation strategies, the duration and spread of
COVID-19,
the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, and the resulting impact on the financial health and operations of United’s and Air Wisconsin’s business partners, changes in global and regional passenger flight demand, and future governmental actions in respect of the
COVID-19
pandemic, all of which are highly uncertain.
The amounts Air Wisconsin receives under the United capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.
Under the United capacity purchase agreement, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid at the rates set in the agreement, our financial position and operating results will be negatively affected.
If United reduces or discontinues its use of
50-seat
aircraft, Air Wisconsin’s opportunities for growth with United may be limited and it may be difficult to enter substitute arrangements with another airline.
In June 2021, United announced that its long-term fleet strategy involves significantly reducing the use of single class
50-seat
aircraft, which includes the
CRJ-200
regional jet comprising the Air Wisconsin fleet. According to United, its new fleet strategy would reduce
50-seat
aircraft flight departures from 33% of United’s total departures down to approximately 10% by 2026. In September 2020, Delta announced that it would retire all of its
50-seat
aircraft, which are all
CRJ-200
regional jets, by the end of 2023, and American is expected to remove all
50-seat
aircraft flights from premium New York City routes by the end of 2021. Since United has announced a plan to reduce its use of
50-seat
aircraft, it is possible that United might decide not to extend the United capacity purchase agreement as part of its fleet planning process. If the agreement is not extended, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenues or earnings to offset the financial impact. Alternatively, United could seek to extend the agreement, but on materially different terms than the current agreement, Given that Delta and American are reducing or eliminating their use of
50-seat
aircraft, we may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current United capacity purchase agreement. Since our primary business strategy currently involves flying 50-seat aircraft, the publicly announced fleet strategy changes by several major carriers, including Air Wisconsin’s sole airline partner, represent a substantial risk to our business.

Air Wisconsin’s current growth opportunities, strategic operating plan and future growth opportunities may be limited by the United capacity purchase agreement or a number of factors impacting the airline industry.
In addition to the fleet strategy changes discussed above, growth opportunities within United’s current flight network may be limited by various factors, including “scope” clauses in United’s current collective bargaining agreements with its pilots that restrict the number and size of regional aircraft that may be operated in its flight systems that are not flown by its pilots. Although United has significant room under its scope clauses with respect to
50-seat
aircraft, which comprise Air Wisconsin’s fleet, these clauses could limit Air Wisconsin’s ability to operate larger aircraft for United, which would limit Air Wisconsin’s expansion opportunities. United is under no obligation to provide Air Wisconsin with an opportunity to fly additional aircraft within its system or to otherwise expand its relationship with Air Wisconsin.
Further, Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including access to airport terminals and facilities, terms of United’s collective bargaining agreements limiting the usage of regional carriers, capital expenditures required to maintain or expand fleet operations, significant changes in variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, we believe limited growth opportunities exist. To take advantage of these opportunities, to the extent and in the event that passenger demand for air travel rebounds, Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to United’s stated intention in June 2021 to significantly reduce its use of
50-seat
aircraft by 2026, there may not be any new or additional flying opportunities available to Air Wisconsin. In addition, even if Air Wisconsin is offered these growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.
Should passenger demand for air travel rebound following the
COVID-19
pandemic, Air Wisconsin may experience difficulty hiring, training and retaining a sufficient number of qualified pilots, which may negatively affect our operations and financial condition.
Historically, the supply of qualified pilots to the airline industry has been limited, which has created difficulty hiring, training and retaining a sufficient number of qualified pilots. In July 2013, the FAA issued stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the “FAA Qualification Standards”), and the FAA also mandated stricter rules to minimize pilot fatigue, increasing the number of pilots required to be employed for Air Wisconsin’s operations as they existed prior to the
COVID-19
pandemic and correspondingly increasing Air Wisconsin’s labor costs. As a result of the significant decline in passenger demand due to the
COVID-19
pandemic, there was no shortage of qualified pilots in the airline industry. However, as passenger demand for air travel has increased, Air Wisconsin has experienced challenges in hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from the hiring needs of other airlines, including by United’s Aviate program, through which United has stated that it plans to provide first access to new jobs to existing regional jet pilots. Air Wisconsin has also historically experienced increases in time and resources required to train pilots due to several factors, including limited availability of flight simulators and instructors. If future pilot attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots, Air Wisconsin may be unable to fly the number of flights required under the United capacity purchase agreement, which may result in penalties under the agreement that would negatively impact our operations and financial condition.
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
The airline business is capital intensive and, as a result, Air Wisconsin has a significant amount of debt. As of June 30, 2021, Air Wisconsin had approximately $88.7 million in total third-party debt, which was incurred primarily in connection with the acquisition of aircraft, and most of which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts.

Air Wisconsin is subject to various covenants under its financing agreements. Air Wisconsin’s failure to comply with obligations under these agreements, which may be affected by factors beyond Air Wisconsin’s control, could result in an event of default under the agreements. A default, if not cured or waived, could permit the lender to accelerate payment of the loans. In addition, the lender would have the right to proceed against the collateral security granted to a trustee for its benefit, which consists of substantially all of the aircraft, engines and parts owned by Air Wisconsin. If this debt is accelerated, we cannot be certain that Air Wisconsin will have funds available to pay the debt or that it will have the ability to refinance the debt on terms favorable to it, or at all. If Air Wisconsin is not able to repay or refinance the accelerated debt, it may become insolvent and seek to file for bankruptcy protection.
In addition, the PSP Agreements contain various covenants. If Air Wisconsin fails to comply with its obligations under those agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.
We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements. If Air Wisconsin is unable to pay its debts as they come due, or to obtain waivers or extensions of time for such payments, its secured lenders could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
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
A significant majority of Air Wisconsin’s employees are represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers
AFL-CIO
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
The average age of Air Wisconsin’s
CRJ-200
regional jets as of June 30, 2021 was more than 18 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service
periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. Any unexpected increase in Air Wisconsin’s maintenance costs as its fleet ages, or decreased revenues resulting from out-of-service
periods, could have an adverse effect on our financial condition and operating results.

The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.
Our future success depends on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the agreements that Air Wisconsin has entered into with the Treasury in connection with the Treasury provided payroll support impose significant restrictions on Air Wisconsin’s executive compensation. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, which may present retention challenges in the case of executives presented with alternative opportunities. Any inability to attract or retain qualified management personnel and other employees would have a material adverse effect on our business, results of operations and financial condition.
Information technology security breaches, hardware or software failures or other information technology infrastructure disruptions may negatively impact Air Wisconsin’s business, operations and financial condition.
The performance and reliability of Air Wisconsin’s technology, the technology of United, and the technology of our third-party service providers, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology, or that of United or our third-party service providers, could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs and penalties. Air Wisconsin’s technological systems, software and related data, those of United, and those supplied by our third party service providers, may be vulnerable to a variety of sources of interruption or exploitation due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.
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
Air Wisconsin’s levels of departures and block hours remain significantly impacted by the
COVID-19
pandemic. United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the
COVID-19
pandemic during the first quarter of 2020. United has stated that it expects demand will remain suppressed throughout 2021. As a result of lowered demand, United significantly reduced the number of Air Wisconsin’s scheduled departures and block hours relative to 2019 levels. In the six months ended June 30, 2021, Air Wisconsin’s scheduled departures and block hours were approximately 31,350 and 45,150, respectively, as compared to scheduled departures and block hours of approximately 52,900 and 84,000, respectively, for the six months ended June 30, 2019. While Air Wisconsin’s monthly departures and scheduled block hours have been gradually increasing on an absolute basis since June 2020, and the preliminary schedules for the three months ending September 30, 2021 reflect increased monthly departures and block hours, these preliminary schedules may be revised, and we cannot assure that this trend of increased monthly departures and block hours will continue. United has stated publicly that it does not expect recovery from
COVID-19
to follow a linear path and, as such, the actual number of flights United schedules under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated, or which United initially communicated for the period.

The magnitude and scope of the impact of the
COVID-19
pandemic on our business and future results of operations are highly uncertain and subject to change. The full extent of the impact of the
COVID-19
pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies employed by United, the duration and spread of
COVID-19,
including new variants, the impact of
COVID-19
on overall long-term demand for air travel, the impact of the
COVID-19
pandemic on our financial health and operations and those of United, United’s compliance with the United capacity purchase agreement, and future governmental actions, all of which are highly uncertain and cannot be predicted. A long-term continuation of reduced passenger demand for air travel could have a material adverse effect on our business, operating results, financial condition and liquidity. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth herein.
Worldwide, several regional and larger carriers have ceased operations as a direct or indirect result of the
COVID-19
pandemic. As of the date of this filing, ExpressJet, Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased operations as a result, at least in part, due to the
COVID-19
pandemic’s impact on their business.
In addition, a further outbreak of
COVID-19,
including spread of new variants that may be resistant to currently approved vaccines, an outbreak of another disease or similar public health threat, or any other event that would affect travel demand, travel behavior or travel restrictions, could have a material adverse impact on our business, financial condition and operating results and those of United.
The airline industry is often negatively impacted by numerous factors that could have a material adverse effect on our business, results of operations and financial condition.
The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, facility disruptions, acts of war or terrorism, increased security measures, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. Because Air Wisconsin’s revenues (other than the portion of its revenues based on the number of aircraft covered under the United capacity purchase agreement) depend primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays, any of these factors could have a material adverse effect on our business, results of operations and financial condition.
In addition to the factors noted above, while Air Wisconsin is to some extent protected from certain market conditions under the United capacity purchase agreement, its operations and our financial condition are currently affected, and may in the future be affected, by many other industry factors and conditions beyond Air Wisconsin’s control, including, among others:

•	actual or potential changes in economic conditions, including disruptions in the credit markets, recession, inflation, increased interest rates, or fluctuations in currency exchange rates;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or other political instability;

•	changes in demand for airline travel or tourism and changes in consumer preferences, perceptions, discretionary spending, or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation, or other factors; and

•	labor disputes, strikes, work stoppages, or similar matters impacting employees.
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
The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom Air Wisconsin could enter into capacity purchase agreements. In addition, any further consolidation activity involving United, or reduction in the size of its network or decision to significantly reduce its utilization of
50-seat
aircraft such as the
CRJ-200
regional jet, could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to provide additional service to United. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities.
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
Given that Air Wisconsin currently operates a single aircraft type, any accident or incident involving the
CRJ-200
regional jet aircraft type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations, its relationship with United, and our financial results. In addition, any accident or incident involving a
CRJ-200
regional jet, regardless of the operator or geographic location of the incident, could cause a public perception that the aircraft type is less safe and reliable than other aircraft types, which could negatively impact our business, financial condition and operating results. Furthermore, any such accident or incident could result in an acceleration of the implementation of fleet strategy changes by major air carriers that would reduce or eliminate the use of 50-seat aircraft, including the CRJ-200 regional jet.
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
General Risk Factors
Because the trading market for the Company’s common stock is limited, the common stock may continue to be illiquid.
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

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	future announcements regarding fleet strategy changes by major air carriers, including regarding any decision to reduce or eliminate 50-seat aircraft;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations and our actual or perceived need for additional capital;

•	the illiquidity of the Company’s common stock;

•	market perceptions about our financial stability generally, and relative to our competitors, and perceptions about the financial stability of Air Wisconsin’s business partners;

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
As of June 30, 2021, the Company had 54,269,833 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 28.3% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 23.4% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock).
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

•
authorize a majority of the Board of Directors to appoint a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which may prevent stockholders from being able to fill vacancies on the Board of Directors; and

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
The Company is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either (i) the market value of the Company’s common stock held by non-affiliates
as of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of the Company’s common stock held by non-affiliates
is less than $700 million and the annual revenues of the Company are less than $100 million during the most recently completed fiscal year. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public reporting companies. These exemptions include reduced financial disclosure and disclosure regarding executive compensation. Investors may find the Company’s common stock less attractive because it relies on these exemptions, which could lead to a less active trading market for the Company’s common stock and negatively impact the trading price.

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
We could identify material weaknesses or significant deficiencies in future periods.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot be certain that we will be successful in preventing or remediating future material weaknesses or significant deficiencies in internal control over financial reporting. We expect to continue to incur significant costs and diversion of management resources in an effort to enhance our controls and procedures. These efforts may divert management’s attention from other business concerns, which could harm our results of operations. Any newly identified material weaknesses could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of the Company’s common stock.
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
Below is a summary of stock repurchase activity under the Company’s stock repurchase programs during the three months ended June 30, 2021:

	Total number of shares purchased (1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
April 1 - April 30, 2021	297,185	$1.22	$363,324	$636,676
May 1 - May 31, 2021	296,287	1.73	512,857	1,123,819
June 1 - June 30, 2021	—	—	—	2,100,000
Total	593,472	$1.48	$876,181	$2,100,000

(1)
All shares were repurchased as part of the Company’s publicly announced stock repurchase program. In addition, all shares were repurchased pursuant to a trading plan adopted pursuant to Rule
10b5-1
under the Exchange Act and in compliance with Rule
10b-18
under the Exchange Act.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1†	Second Amendment to Capacity Purchase Agreement, dated April 23, 2021, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.3	May 17, 2021

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

HARBOR DIVERSIFIED, INC.

Date: August 13, 2021	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: August 13, 2021	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)