Form 10-Q
period 2021-09-30
HARBOR DIVERSIFIED, INC.
filed 2021-11-12
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2021, the registrant had 54,139,833 shares of common stock, $0.01 par value, outstanding, and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
for the three months ended September 30, 2021 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenue, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources and other operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•
the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner, particularly given the risks and uncertainties associated with the novel coronavirus
(“COVID-19”)
pandemic;

•
the possibility that United does not agree to extend the United capacity purchase agreement on commercially reasonable terms or at all, or that United elects to terminate the agreement prior to the expiration of the term as a result of the occurrence of a termination event specified in the agreement;

•	the supply of qualified pilots and mechanics to the airline industry, attrition, and the costs associated with hiring and training pilots and mechanics;

•
three major airlines, including United, have announced that they intend to significantly reduce or discontinue the use of single class
50-seat
aircraft, including the
CRJ-200
regional jet comprising Air Wisconsin’s fleet, which may limit Air Wisconsin’s opportunities for growth with United and its ability to enter substitute arrangements with another airline partner in the future;

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

•	the extent to which Air Wisconsin’s current growth opportunities and strategic operating plan are restricted based on factors impacting the airline industry;

•	the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement may be less than the costs incurred;

•	Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type;

•	Air Wisconsin’s ability to obtain additional financing may be limited;

•	the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;

•	aircraft and engine maintenance costs;

•	the impact of losing key personnel or inability to attract additional qualified personnel;

•	the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations; and

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

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information
Item 1. Consolidated Financial Statements

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$43,731	$130,373
Restricted cash	1,060	820
Marketable securities	126,543	—
Accounts receivable, net	10,402	7,977
Spare parts and supplies, net	5,168	5,937
Contract costs	510	433
Prepaid expenses and other	5,956	2,310

Total Current Assets	193,370	147,850

Property and Equipment
Flight property and equipment	260,037	258,981
Ground property and equipment	7,984	8,127
Less accumulated depreciation and amortization	(137,468)	(117,717)

Net Property and Equipment	130,553	149,391

Other Assets
Operating lease right-of-use asset	19,872	8,582
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	228	566
Long-term notes receivable	46,139	32,440
Other	3,287	2,049

Total Other Assets	79,101	53,212

Total Assets	$403,024	$350,453

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,882	$11,773
Accrued payroll and employee benefits	13,750	14,761
Current portion of operating lease liability	5,069	1,361
Other accrued expenses	429	345
Contract liabilities	41,505	18,443
Income taxes payable	—	107
Current portion of long-term debt (stated principal amount of $0 as of September 30, 2021 and $20,922 as of December 31, 2020)	2,380	23,652

Total Current Liabilities	80,015	70,442

Other Long-Term Liabilities
Long-term debt (stated principal amount of $59,500 as of September 30, 2021 and $86,066 as of December 31, 2020)	65,765	94,186
Long-term promissory note	4,275	4,275
Deferred tax liability	6,333	6,200
Long-term operating lease liability	12,115	4,351
Long-term contract liabilities	3,134	7,780
Deferred revenues, net of current portion	18,782	30,720
Other	2,637	2,774

Total Long-Term Liabilities	113,041	150,286

Total Liabilities	193,056	220,728
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value: 100,000,000 shares authorized and 55,481,140 issued; and 54,139,833 and 54,863,305 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	555	555
Additional paid-in capital	287,627	288,221
Retained deficit	(89,745)	(171,770)
Cost of repurchased stock	(1,669)	(481)

Total Stockholders’ Equity	196,768	116,525

Total Liabilities and Stockholders’ Equity	$403,024	$350,453

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$71,866	$27,298	$174,467	$111,113
Contract services and other	21	20	54	59

Total Operating Revenues	71,887	27,318	174,521	111,172

Operating Expenses
Payroll and related costs	29,056	21,852	76,819	76,885
Aircraft fuel and oil	51	8	108	44
Aircraft maintenance, materials and repairs	10,692	3,292	29,224	18,802
Aircraft rent	—	897	67	6,660
Other rents	1,572	806	3,757	3,856
Depreciation, amortization and obsolescence	6,570	6,946	19,569	20,553
Payroll Support Program	(16,146)	(18,859)	(66,316)	(34,034)
Purchased services and other	6,869	4,048	18,209	14,459

Total Operating Expenses	38,664	18,990	81,437	107,225

Income From Operations	33,223	8,328	93,084	3,947

Other Income (Expense)
Interest income	611	14	1,437	279
Interest expense	(138)	(452)	(827)	(1,329)
Loss on marketable securities	(92)	—	(106)	—
Gain on extinguishment of debt	10,135	—	10,363	—
Other, net	566	—	634	(19)

Total Other Income (Expense)	11,082	(438)	11,501	(1,069)

Net Income Before Taxes	44,305	7,890	104,585	2,878
Income Tax Expense (Benefit)	8,026	(13)	22,560	(1,102)

Net Income	$36,279	$7,903	$82,025	$3,980
Preferred stock dividends	198	198	594	561

Net Income available to common stockholders	$36,081	$7,705	$81,431	$3,419

Basic earnings per share	$0.67	$0.14	$1.49	$0.06
Diluted earnings per share	$0.51	$0.11	$1.14	$0.06
Weighted average common shares:
Basic	54,153	54,863	54,491	54,863
Diluted	71,155	71,922	71,468	70,955
See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	82,025	—	82,025
Dividend	—	—	—	—	—	(594)	—	—	(594)
Repurchased stock	—	—	(723)	723	—	—	—	(1,188)	(1,188)

Balance, September 30, 2021 (unaudited)	4,000	$13,200	54,140	1,341	$555	$287,627	$(89,745)	$(1,669)	$196,768

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, June 30, 2021 (unaudited)	4,000	$13,200	54,270	1,211	$555	$287,825	$(126,024)	$(1,369)	$160,987
Net income	—	—	—	—	—	—	36,279	—	36,279
Dividend	—	—	—	—	—	(198)	—	—	(198)
Repurchased stock	—	—	(130)	130	—	—	—	(300)	(300)

Balance, September 30, 2021 (unaudited)	4,000	$13,200	54,140	1,341	$555	$287,627	$(89,745)	$(1,669)	$196,768

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2019	—	$—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net Income	—	—	—	—	—	—	3,980	—	3,980
Dividend	—	—	—	—	—	(561)	—	—	(561)
Preferred Stock	4,000	13,200	—	—	—	—	—	—	—

Balance, September 30, 2020 (unaudited)	4,000	$13,200	54,863	618	$555	$288,419	$(207,553)	$(481)	$80,940

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, June 30, 2020 (unaudited)	4,000	$13,398	54,863	618	$555	$288,617	$(215,456)	$(481)	$73,235
Net Income	—	—	—	—	—	—	7,903	—	7,903
Dividend	—	(198)	—	—	—	(198)	—	—	(198)

Balance, September 30, 2020 (unaudited)	4,000	$13,200	54,863	618	$555	$288,419	$(207,553)	$(481)	$80,940

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$82,025	$3,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	19,569	20,553
Aircraft acquisition	—	1,263
Amortization of contract costs	(2,428)	(1,701)
Amortization of engine overhauls	1,364	952
Deferred income taxes	133	2
Loss on disposition of property and equipment	40	317
Loss on marketable securities	106	—
Gain on extinguishment of debt	(10,363)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,425)	(3,247)
Notes receivable	(13,699)	—
Spare parts and supplies	229	324
Prepaid expenses and other	(4,884)	(2,576)
Operating lease right-of-use asset	182	2,459
Accounts payable	5,109	(5,480)
Accrued payroll and employee benefits	(1,011)	58
Other accrued expenses	84	176
Long-term deferred revenues	(11,938)	29,205
Payroll Support Program deferred credit	—	6,964
Contract liabilities	20,844	4,602
Income taxes payable	(107)	(60)
Other long-term liabilities	(1)	1,503

Net Cash Provided by Operating Activities	82,829	59,294

Cash Flows From Investing Activities
Additions to property and equipment	(1,349)	(9,167)
Proceeds on disposition of property and equipment	15	86
Investments in marketable securities	(126,649)	—

Net Cash Used in Investing Activities	(127,983)	(9,081)

Cash Flows From Financing Activities
Repayments of long-term debt	(39,466)	(8,545)
Proceeds from note payable	—	10,000
Dividends paid	(594)	(561)
Repurchase of common stock	(1,188)	—

Net Cash (Used in) Provided by Financing Activities	(41,248)	894

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(86,402)	51,107
Cash, Cash Equivalents and Restricted Cash, beginning of period	131,193	70,273

Cash, Cash Equivalents and Restricted Cash, end of period	$44,791	$121,380

See accompanying condensed notes to unaudited consolidated financial statements.
See Note 12 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with account
i
ng principles generally accepted in the United States of America (GAAP) and include the accounts of Harbor Diversified, Inc. (Harbor) and its subsidiaries (collectively, the Company).
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
with no material assets.
The consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Se
c
urities and Exchange Commission (SEC). Certain information and disclosures normally included in the notes to unaudited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to unaudited consolidated financial statements are presented in thousands except per share and par value amounts.
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
pandemic, in addition to other factors, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other reporting period.
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
Contract Revenues
The Company recognizes revenue under the United capacity purchase agreement over time as services are provided. United pays Air Wisconsin a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day, with incentive payments available, and penalties payable, primarily based on flight completion, on-time
performance, and customer satisfaction ratings. Under this agreement, Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. The agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses.

United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments are reconciled through February 2021. As of September 30, 2021, United owed Air Wisconsin
 $4,050, which is recorded in accounts receivable, net, on the unaudited consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin is also eligible to receive incentive payments, or may be
required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria. The incentives are defined in the agreement and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved, or penalties payable, during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606,
Revenue from Contracts with Customers
(Topic 606).
Although the final reconciliations have not been completed for all periods, after considering operational performance related to expected incentive and penalty payments, Air Wisconsin is likely to incur and/or receive amounts of
$(339) and $2,820 for the three and nine months ended September 30, 2021, respectively, under the United capacity purchase agreement.
As discussed above, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the United capacity purchase agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the United capacity purchase agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in the three months ended September 30, 2021, due to an increase in completed flights during the quarter and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through February 2023, the end of the contract period. Accordingly, during the three months ended September 30, 2021, Air Wisconsin recognized $5,298 of fixed revenues that was previously deferred, compared to a deferral of $15,422 of fixed revenues in the three months ended September 30, 2020. For the nine months ended September 30, 2021, Air Wisconsin deferred the recognition of $10,054 of fixed revenues, compared to $37,906 of deferred fixed revenues for the nine months ended September 30, 2020. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term. The current portion of deferred fixed revenues,
in the amount of $34,492, is recorded as part of contract liabilities, and the long-term portion of deferred fixed revenues
,
in the amount of $18,782
,
is recorded as deferred revenues on the consolidated balance sheets.
Consistent with the analysis above, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, Air Wisconsin also recognized increased non-refundable
upfront fee revenues and increased fulfillment costs, both of which are amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the three and nine months ended September 30, 2021, Air Wisconsin recorded $1,082 and $2,428 of revenue from upfront fees and $116 and $260 of fulfillment costs, respectively, compared to $496 and $1,701 in revenue from upfront fees and $53 and $182 of fulfillment costs for the three and nine months ended September 30, 2020, respectively. The current portion of the deferred upfront fee revenue, in the amount of $4,759, is recorded as part of contract liabilities, and the long-term portion of the deferred upfront fee revenue, in the amount of $2,127, is recorded as long-term contract liabilities on the consolidated balance sheets.
As part of the October 2020 amendment to the United capacity purchase agreement described below (CPA Amendment), United accrued a liability to Air Wisconsin in the amount of $11,048 along with a cash settlement of $670, of which $4,411 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods. For the three and nine months ended September 30, 2021, Air Wisconsin recorded $512 and $1,150, respectively, of revenue related to these items, compared to no revenue related to these items for the three and nine months ended September 30, 2020. The current portion of the deferred CPA Amendment revenue, in the amount of $2,254, is recorded as part of contract liabilities, and the long-term portion of the deferred CPA Amendment revenue, in the amount of $1,007, is recorded as long-term contract liabilities on the consolidated balance sheets.
The timing of the recognition of deferred fixed revenues,
non-refundable
upfront fee revenue, fulfillment costs, and deferred CPA Amendment revenue in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown at the beginning of the same period.
The amount of revenues recognized for the three and nine months ended September 30, 2021 that were previously recorded as contract liabilities were $6,892 and $8,875, respectively.

The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three and nine months ended September 30, 2021, Air Wisconsin recorded $728 and $13,699, respectively, in revenue related to this performance obligation. Since the amendment to the United capacity purchase agreement did not occur until October 2020, there were no amounts recorded as revenue for the stand ready performance obligation for the three and nine months ended September 30, 2020. Under the CPA Amendment, United pays this amount by the delivery of a long-term note. Therefore, this amount was recorded in long-term notes receivable on the unaudited consolidated balance sheets. The long-term notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. As of September 30, 2021, these notes totaled
$46,139, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of September 30, 2021, interest receivable on these no tes totaled $1,631.
Other Revenues
Other revenues primarily consist of the sales of parts to other airlines and are immaterial in all periods presented. The tra
n
saction price for the sale of these parts generally is fair market value.
Impairment of Long-Lived and Intangible Assets
The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding matters such as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the consolidated financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests were required to be performed as of September 30, 2021.
Concentration of Customer Risk
United is currently Air Wisconsin’s sole airline partner. Substantially all the Company’s revenues for the three and nine months ended September 30, 2021 and 2020 were derived from the United capacity purchase agreement. For additional information, refer to Note 3,
Capacity Purchase Agreement with United
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
Restricted Cash
As of September 30, 2021, the Company had a restricted cash balance of $1,060. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
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
, with the change in fair value during the period included in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s marketable securities was
$126,543 and $0, respectively.

The calculation of net unrealized gains and losses that relate to marketable securities held as of September 30, 2021 is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net losses recognized during the period on equity securities	$(92)	$(106)
Less: Net gains recognized during the period on equity securities sold during the period	42	1

Unrealized losses recognized during the period on equity securities held as of September 30, 2021	$(134)	$(107)

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
The table below sets forth the Company’s classification of marketable securities and long-term investments as of September 30, 2021:

	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds and mutual funds	$126,543	$126,543	$—	$—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$130,818	$126,543	$4,275	$—

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
2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances and its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or that additional funds will be av
a
ilable, to meet its future liquidity needs.
Impact of the
COVID-19
Pandemic
As of the date of this filing, there continues to be widespread concerns regarding the ongoing impacts and disruptions caused by the
COVID-19
pandemic in the regions in which Air Wisconsin operates. The extent to which the
COVID-19
pandemic will impact the Company’s industry, business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the
COVID-19
pandemic, the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, the scope and effect of vaccine mandates and of other mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.
Reduction in Demand for Air Travel
Public concerns about the
COVID-19
virus, as well as the various governmental guidelines and restrictions adopted to limit the spread of the
COVID-19
virus, have had a material adverse impact on passenger demand for air travel since the beginning of the pandemic. While passenger demand for air travel has increased in recent months as a result of the easing of certain of these guidelines and restrictions, as well as expanded availability and adoption of vaccines, United has stated that it expects demand will remain suppressed in 2021. As an example, United’s scheduled capacity for the three months ended September 30, 2021 was approximately 26% lower than its scheduled capacity for the three months ended September 30, 2019.
Air Wisconsin’s monthly departures and scheduled block hours generally increased since June 2020. However, there can be no assurance that this trend will continue.
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
Paycheck Protection Program
Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the
COVID-19
pandemic on the Company’s financial condition, results of operations and liquidity.

In April 2020, Air Wisconsin received a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and administered by the Small Business Administration (SBA). The application for this loan required Air Wisconsin to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of Air Wisconsin. Air Wisconsin was also required to certify that the loan funds would be used to retain workers and maintain payroll, or to make mortgage payments, lease payments, and utility payments. The SBA Loan bore interest at a rate of 1.0% per annum. Under the CARES Act, Air Wisconsin applied for forgiveness of the SBA Loan, and the SBA granted forgiveness of all principal and accrued interest on the SBA Loan in August
2021
 in the amount of $10,135, which was recorded as gain on extinguishment of debt in the consolidated statements of operations for the three months ended September 30, 2021.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement
(PSP-1
Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of the Treasury (Treasury) under a program (Payroll Support Program) provided by the CARES Act. Pursuant to the
PSP-1
Agreement, Air Wisconsin received approximately $42,185, all of which was received in the twelve months ended December 31, 2020.
In December 2020, the federal Consolidated Appropriations Act of 2021 (PSP Extension Law) was adopted, which provided for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement with the Treasury (the
PSP-2
Agreement), which is substantially similar to the
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
PSP-1
Agreement and the
PSP-2
Agreement. Air Wisconsin received approximately $33,329 pursuant to the
PSP-3
Agreement.
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. In addition, the PSP Agreements authorize the Secretary of the Department of Transportation to impose certain air service obligations on recipients of payroll support until March 1, 2022. To date, no such service obligation has been imposed on Air Wisconsin. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the
PSP-1
Agreement. No such audits have been initiated by the Treasury under the
PSP-2
Agreement or
PSP-3
Agreement as of the filing of this Quarterly Report. For additional information, refer to Note 8,
Commitments and Contingencies
.
The proceeds of the Treasury Payroll Support under the PSP Agreements are recorded in cash and cash equivalents when received and are recognized as a contra-expense under Payroll Support Program in the consolidated statements of operations over the periods for which the funds are intended to offset payroll expenses. In the three months ended September 30, 2021, Air Wisconsin received approximately $16,664 under the Payroll Support Program. The Company recognized approximately $16,146 under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the three months ended September 30, 2021. In the nine months ended September 30, 2021, Air Wisconsin received approximately $66,316 under the Payroll Support Program, and the Company recorded a contra-expense of $66,316.
3. Capacity Purchase Agreement with United
In February 2017, Air Wisconsin entered into the United capacity purchase agreement with United to operate up to 65
CRJ-200
regional jet aircraft. In October 2020, Air Wisconsin entered into the CPA Amendment, which, among other things, set the number of aircraft covered by the agreement at 63. Under the CPA Amendment, the initial term of the agreement ends in February 2023. United had the option to extend the term for an additional period, but that option has expired. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours during the remaining term of the agreement.

4. Property and Equipment
As of September 30, 2021, Air Wisconsin owned

64
CRJ-200
regional jets.
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
In September 2020, Air Wisconsin completed an acquisition of two
CRJ-200
regional jets, each having two GE engines, f
o
r $818. Air Wisconsin had leased each of these regional jets and engines prior to the acquisition.
5. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2021 was 18.1%. The Company’s effective tax rate for the three months ended September 30, 2021 varied from the federal statutory rate of 21.0% primarily due to the tax exempt status of the SBA Loan forg
i
veness, the provision for state income taxes and the impact of non-deductible
expenses.
The Company’s effective tax rate for the nine months ended September 30, 2021 was 21.6%. The Company’s effective tax rate for the nine months ended September 30, 2021 varied from the federal statutory rate of 21.0% primarily due to the tax exempt status of the SBA Loan forgiveness, the provision for state income taxes and the impact of non-deductible
expenses.
The Company’s effective tax rate for the three months ended September 30, 2020 was (0.2)%. The Company’s effective tax rate for the three months ended September 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible
expenses.
The Company’s effective tax rate for the nine months ended September 30, 2020 was (38.3)%. The Company’s effective tax rate for the nine months ended September 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and the impact of non-deductible
expenses, which impacts were partially offset by a $936 discrete tax benefit from a refund of alternative minimum tax credits available under a provision of the CARES Act that occurred during the period.
6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

	September 30, 2021	December 31, 2020
Notes, due December 31, 2025 (4.0%)	$68,145	$80,850
Credit Agreement, due through 2022 (5.0%)	—	26,988
SBA Loan, due 2025 (1.0%)	—	10,000

Total debt	68,145	117,838
Less: current maturities	2,380	23,652

Total Long-Term Debt	$65,765	$94,186

In April 2020, in connection with the SBA Loan, Air Wisconsin issued to a lender a promissory note for an aggregate principal amount of $10,000. The amount outstanding under the note and accrued interest was forgiven in August 2021. The forgiveness resulted in a $10,135 gain on extinguishment of debt. For additional information, refer to Note 2,
Liquidity
.
In June 2021, Air Wisconsin prepaid approximately $11,410
of debt outstanding under the Aircraft Notes due December 31, 2025, and approximately
 $16,991 of the principal amount outstanding under a credit agreement due 2022 along with all interest due as of June 30, 2021. The prepayment of the Aircraft Notes resulted in a gain of
$228
on extinguishment of debt due to the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt. In September 2021, Air Wisconsin prepaid approximately
 $9,997 of the principal amount outstanding under the credit agreement due 2022 along with all accrued interest.

Maturities of long-term debt for the periods subsequent to September 30, 2021, are as follows:

Fiscal Year	Amount
October 2021 through December 2021	$595
2022	5,880
2023	9,170
2024	8,890
2025	43,610

Total	$68,145

The various debt agreements include, among other provisions, certain covenants. As of September 30, 2021 and December 31, 2020, Air Wisconsin was in compliance with the covenants included in each of its debt agreements.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral; the bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,836 as of September 30, 2021. For additional information, refer to Note 1,
Fair Value of Financial Instruments
.
7. Lease Obligations
Air Wisconsin has operating leases for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from seven months to 12 years. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease conception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance.
As of September 30, 2021, the
Company’s right-of-use assets
were
$19,872, current maturities of operating lease liabilities were $5,069, and noncurrent lease liabilities were $12,115. During the nine months ended September 30, 2021, the Company paid $3,239 in operating lease payments.
The table below presents operating lease related terms and discount rates as of September 30, 2021:

Weighted-average remaining lease term	3.84 years
Weighted-average discount rate	5.87%
Components of lease costs were as follows for the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$1,446	$1,429	$3,322	$8,293
Short-term lease costs	80	247	389	1,386
Variable lease costs	46	(450)	113	(509)
Lease termination expense	—	477	—	1,346

Total Lease Costs	$1,572	$1,703	$3,824	$10,516

As of September 30, 2021, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under all leases (including aircraft leases for the three months ended September 30, 2020) was $1,572 and $1,703 for the three months ended September 30, 2021 and September 30, 2020, respectively. Rent expense recorded under all leases (including aircraft leases for the nine months ended September 30, 2020) was $3,824 and $10,516 for the nine months ended September 30, 2021 and September 30, 2020, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease
terms greater than one year as of September 30, 2021:

Fiscal Year	Amount
October 2021 through December 2021	$1,479
2022	6,017
2023	5,832
2024	3,356
2025	2,644
Thereafter	659

Total lease payments	19,987
Less imputed interest	(2,803)

Total Lease Liabilities	$17,184

8. Commitments and Contingencies
Legal Proceedings
The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of September 30, 2021, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.
Standby Letters of Credit
As of September 30, 2021, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. Air Wisconsin maintains a credit facility with a borrowing capacity of $810 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.

Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Total	October through December 2021	2022	2023	2024	2025	Thereafter
Aircraft Notes Principal	$59,500	$—	$3,500	$7,000	$7,000	$42,000	$—
Aircraft Notes Interest	8,645	595	2,380	2,170	1,890	1,610	—
Operating Lease Obligations	19,987	1,479	6,017	5,832	3,356	2,644	659

Total	$88,132	$2,074	$11,897	$15,002	$12,246	$46,254	$659

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500 and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. In September 2021 Air Wisconsin paid all outstanding principal and accrued interest on certain loans due in 2022. As of September 30, 2021, all of the Company’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
”
within the 2020 Annual Report and Note 6,
Debt
.
9. Related-Party Transactions
Southshore leased several
CRJ-200
regional jets and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. In January 2020, Harbor acquired from Southshore all of such regional jets and engines in exchange for the issuance of 4,000 shares of Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of September 30, 2021, the shares of Series C Preferred were immediately convertible into an aggregate of 16,500 shares of common stock. For the nine months ended September 30, 2020, the Company paid $150 pursuant to the aircraft and engine leases with Southshore, all of which was paid in January 2020, prior to the acquisition. Due to the acquisition of these aircraft and engines in January 2020, for the three months ended September 30, 2021 and September 30, 2020, Air Wisconsin did not make any lease payments to Southshore. For additional information, refer to Note 10, Earnings Per Share and Equity.
Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $180
to
Resource Holdings for the
three
and nine
months ended September 30, 2021 and September 30,
2020
, respectively
. In
June 2021, the Board of Directors agreed to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $75 to Resource Holdings for the three
and nine
months ended September 30, 2021
, respectively
. For additional information, refer to “Certain Relationships and Related Transactions, and Director Independence” in the 2020 Annual Report.
10. Earnings Per Share and Equity
Calculations of net income per common share for the dates presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$36,279	$7,903	$82,025	$3,980
Preferred stock dividends	198	198	594	561

Net income applicable to common stockholders	$36,081	$7,705	$81,431	$3,419

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	54,153	54,863	54,491	54,863
Stock option	502	559	477	559
Series C Preferred	16,500	16,500	16,500	15,533

Shares used in calculating diluted earnings per share	71,155	71,922	71,468	70,955

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings allocated to common stockholders per common share
Basic	$0.67	$0.14	$1.49	$0.06
Diluted	$0.51	$0.11	$1.14	$0.06
Basic earnings per
common
share is computed by dividing the net
income
applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the conversion of a stock option granted in 2015 into 502 and 477 shares of common stock under the treasury stock method for the three and nine months ended September 30, 2021, respectively.
Series C Preferred
In January 2020, Harbor issued 4,000 shares of the Series C Preferred. The rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (Certificate of Designations), which Harbor filed with the Secretary of State of the State of Delaware
.
The Series C Preferred accrues dividends at the rate of 6.0% per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors and paid by Harbor (Preferential Dividends).
From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month
period following such election (Dividend Ratchet). At the option of the Board of Directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (Payable in Kind or PIK Dividends).
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of the date of this filing, 755 shares of the Series C Preferred are immediately convertible into 16,500 shares of common stock (representing 23.4% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.
In the event of any liquidation, dissolution or winding up of Harbor, or a sale of Harbor, the Series C Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of Harbor to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends (Series C Liquidation Amount).

At any time following the earliest of (a) the date that is four years after the earlier of the Reporting Date (as defined in the Certificate of Designations) or (i) any merger or consolidation to which Harbor is a constituent party and to which one or more third-party entities, unaffiliated with Harbor, are constituent parties or (ii) any transaction or series of related transactions pursuant to which Harbor shall issue or sell a number of shares of common stock greater than 5.0% of the number of shares of common stock then outstanding, (b) the date the Dividend Ratchet has been initiated, (c) any time that fewer than 800 shares of Series C Preferred are outstanding, and (d) December 31, 2024, Harbor shall have the right to redeem all, but not less than all, of the shares of Series C Preferred then outstanding at a per share price equal to the then current Series C Liquidation Amount (Redemption Price). At any time after the outstanding shares of Series C Preferred are deemed Conversion Cap Excess Shares, Harbor shall have the right to redeem all, but not less than all, of the Conversion Cap Excess Shares then outstanding at the Redemption Price.
On March 30, 2021, June 30, 2021, and September 28, 2021, the Board of Directors declared a dividend of $198 on the Series

C Preferred, which was paid on March 31, 2021, June 30, 2021, and September 30, 2021, respectively.
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
11. Supplemental Cash Flow Information
Cash payments for interest for the nine months ended September 30, 2021 and September 30, 2020 were $2,742 and $6,200, respectively. Cash payments for income taxes for the nine months ended September 30, 2021 and September 30, 2020 were $25,683 and $1, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $3,239 for the nine months ended September 30, 2021, and $4,930 for the nine months ended September 30, 2020.
12. Intangible Assets
Intangible assets consist of the following as of the dates presented:

	September 30, 2021	December 31, 2020
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300

Total	$5,300	$5,300

13. Stock Repurchase Program
On March 30, 2021, the Board of Directors adopted a stock repurchase program pursuant to which Harbor was authorized to
repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to periodic increases as determined by the Board

of Directors
. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired 723,472 shares of its common stock pursuant to the stock repurchase program during the nine months ended September 30, 2021, of which 130,000 shares were repurchased during the three months ended September 30, 2021.
For additional information, refer to Part II, Item 2, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
.”
14. Subsequent Events
The Company evaluated the consolidated financial statements included in this Quarterly Report for subsequent events through November
12
, 2021, the date the consolidated financial statements were available to be issued. The following subsequent event is noted:

•
In October 2021, after prudent analysis, the Company made the decision not to adopt the deferral method of revenue recognition for income tax purposes. As of December 31, 2020, the Company believed it would adopt the deferral method of revenue recognition in filing its 2020 tax return and the tax provision for the year ended December 31, 2020 was pre
p
ared accordingly. As a result of this decision, for the 2020 tax year, the Company incurred a federal tax liability of $4,335 and expects to incur state tax liabilities of approximately $1,412. The Company expects these liabilities will result in a reclassification as of December 31, 2021 between current and deferred tax liabilities. The Company does not expect this decision to impact the tax provision for 2021.

•
In October and November 2021, Air Wisconsin announced two new hiring bonus programs for pilots and mechanics retroactive to January

1, 2021. All new hire pilots are eligible to earn
 a cash bonus amount
between $30 and $45 over a three-year period, depending on hours of prior flight time. Air
Wisconsin will
accru
e approximately
$544 in October 2021 related to the new pilot bonus program covering the first nine months of 2021 and will continue to accrue bonus amounts ratably over the three
-
year period following the date of hire. All new hire mechanics are eligible to earn a cash bonus of
$10 over a 12-month period. In November 2021, Air Wisconsin will accr
u
e approximately

$103 related to the new hire maintenance bonus program covering the first nine months of 2021 and will continue to accrue bonus amounts ratably over a 12-month period following the date of hire
.

•
In November 2021, the Occupational Safety and Health Administration (OSHA) issued a regulation requiring employers with more than 100 employees to require that their employees either be vaccinated or obtain a weekly COVID-19 test, with mandatory face-masking required for unvaccinated employees. Employers are required to provide paid time off for employees to get vaccinated or recover from side effects. The effective date for the paid time off and masking requirement portions of the mandate is December 5, 2021, and the effective date for the testing portion of the mandate is January 4, 2022. Air Wisconsin is examining the requirements of the mandate and the steps necessary to implement the mandate.

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
For the three and nine months ended September 30, 2021, Air Wisconsin operated a fleet of 64
CRJ-200
regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a significant presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenues for the three and nine months ended September 30, 2021 and September 30, 2020, was derived from operations associated with the United capacity purchase agreement.
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
In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours permitted in the event United did not elect to exercise its extension rights within the agreement.
Impact of the
COVID-19
Pandemic on Our Business and Industry
As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the
COVID-19
pandemic in the regions in which Air Wisconsin operates. The extent to which the
COVID-19
pandemic will impact our industry, business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the
COVID-19
pandemic, the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, the scope and effect of vaccine mandates and of other mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

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
Reduction in Demand for Air Travel
Public concerns about the
COVID-19
virus, as well as the various governmental guidelines and restrictions adopted to limit the spread of the virus, have had a material adverse impact on passenger demand for air travel since the beginning of the pandemic. While passenger demand for air travel has increased in recent months as a result of the easing of certain of these guidelines and restrictions, as well as expanded availability and adoption of vaccines. United has stated that it expects demand will remain suppressed in 2021. As an example, United’s scheduled capacity for the three months ended September 30, 2021 was approximately 26% lower than its scheduled capacity for the three months ended September 30, 2019.
Air Wisconsin’s monthly departures and scheduled block hours have generally increased since June 2020. However, there can be no assurance that this trend will continue.
Notwithstanding the significant negative impact to our business and the airline industry, Air Wisconsin’s receipt of governmental assistance under the SBA Loan and the Payroll Support Program, has mitigated to some extent the adverse impacts of the
COVID-19
pandemic.
Impact on Competitive Environment
Worldwide, several regional and larger carriers have ceased operations as a direct or indirect result of the
COVID-19
pandemic. As of the date of this filing, ExpressJet Airlines, Inc., Miami Air International, Trans States Airlines, and Compass Airlines, each of which are domestic, regional, or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy, or ceased or severely limited operations. The impact of these and other changes to the competitive environment on our business and industry is highly uncertain.
Operational Challenges
During the early stages of the
COVID-19
pandemic, Air Wisconsin’s scheduled departures and block hours were significantly reduced. As flight demand has increased, Air Wisconsin’s scheduled departures and block hours increased significantly in the three months ended September 30, 2021. However, the effects of the
COVID-19
pandemic and the significant increase in scheduled departures and block hours increased Air Wisconsin’s costs and negatively affected its operations in the three months ended September 30, 2021 in several respects:
(i) Air Wisconsin had to cancel certain flights due to pilot and mechanic staffing issues, which is consistent with trends experienced across the airline industry;
(ii) the cost of certain maintenance activities increased as a result of supply chain issues;
(iii) aircraft maintenance and repair costs, as well as payroll costs increased as a result of increased flying levels across our industry;
(iv) one of Air Wisconsin’s maintenance bases was closed for six days as a result of an outbreak of
COVID-19
among the employees at that base, which required moving aircraft to different maintenance bases or the use of third-party maintenance providers;

(v) certain changes in the flight schedules that United assigned to Air Wisconsin resulted in insufficient utilization of Air Wisconsin’s maintenance bases, which led to increases in Air Wisconsin’s expenses; and
(vi) these operational and performance issues negatively impacted the incentive payments Air Wisconsin receives under the United capacity purchase agreement and in some cases may require the payment of penalties.
United is permitted to terminate the United capacity purchase agreement prior to the expiration of the term in certain circumstances, including Air Wisconsin’s controllable completion factor falling below a pre-determined level for four consecutive months. The operational and performance challenges experienced by Air Wisconsin during the third quarter resulted in a significant reduction in its controllable completion factor relative to prior periods. Although Air Wisconsin and United have not reconciled the data for Air Wisconsin’s recent performance, preliminary data indicate that September and October performance may have been below the minimum monthly controllable completion factor threshold. Air Wisconsin has taken a number of steps to improve operational performance and currently expects to meet or exceed the threshold controllable completion factor level for November, although there can be no assurance that it will be able to do so.
Paycheck Protection Program
In April 2020, Air Wisconsin received a $10.0 million loan (“SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The loan was forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, leave payments, and utility payments. The entire principal amount and accrued interest was forgiven in August 2021 in the amount of $10.1 million, which was recorded as gain on extinguishment of debt in the consolidated statements of operations for the three months ended September 30, 2021.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement
(“PSP-1
Agreement”) with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of the Treasury (“Treasury”) under a program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin received approximately $42.2 million, all of which was received in the year ended December 31, 2020. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the
PSP-1
Agreement.
In December 2020, the federal Consolidated Appropriations Act of 2021 (“PSP Extension Law”) was adopted, which provides for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement with the Treasury (the
“PSP-2
Agreement”), which is substantially similar to the
PSP-1
Agreement. Air Wisconsin received approximately $32.9 million pursuant to the
PSP-2
Agreement, all of which was received in the six months ended June 30, 2021.
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
PSP-1
Agreement and the
PSP-2
Agreement. Air Wisconsin received approximately $33.3 million pursuant to the
PSP-3
Agreement, of which approximately $16.7 million was received in the three months ended September 30, 2021.
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

Exploring Business Opportunities
In July 2021, Air Wisconsin entered into a lease for a
CRJ-200
aircraft in freighter configuration that is expected to be delivered by the end of 2021. This aircraft has not yet been added to Air Wisconsin’s FAA Operations Specifications. Air Wisconsin has added the
CRJ-700,
and is in the process of adding the
CRJ-900,
to its FAA Operations Specifications. Although Air Wisconsin does not currently have a customer for the freighter or any
CRJ-700
or
CRJ-900
aircraft, it is adding these additional aircraft capabilities to its fleet in an attempt to position itself to explore and take advantage of other business opportunities that may arise.
Other Economic Conditions, Challenges and Risks Impacting Financial Results
See the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” within our 2020 Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and the Three Months Ended September 30, 2020
The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below.

	Three Months Ended September 30,
	2021		2020		Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	438,990		134,467		304,523		226.5%
Actual Block Hours	37,995		11,487		26,508		230.8%
Actual Departures	26,137		8,581		17,556		204.6%
Revenue Passenger Miles (“RPMs”) (in thousands)	364,533		66,150		298,383		451.1%
Average Stage Length (in miles)	341		324		17		5.2%
Contract Revenue Per Available Seat Mile (“CRASM”) (in cents)	16.37	¢	20.30	¢	(3.93	)¢	(19.4)%
Passengers	1,047,201		199,232		847,969		425.6%
The increase in ASMs, block hours, departures, and RPMs during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the dates presented:

	Three Months Ended September 30,
	2021	2020	Change
Operating Revenues ($ in thousands):
Contract Revenues	$71,866	$27,298	$44,568	163.3%
Contract Services and Other	21	20	1	5.0%

Total Operating Revenues	$71,887	$27,318	$44,569	163.1%

Total operating revenues increased by $44.6 million, or 163.1%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2021	2020	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$29,056	$21,852	$7,204	33.0%
Aircraft Fuel and Oil	51	8	43	537.5%
Aircraft Maintenance, Materials and Repairs	10,692	3,292	7,400	224.8%
Aircraft Rent	—	897	(897)	(100.0)%
Other Rents	1,572	806	766	95.0%
Depreciation, Amortization and Obsolescence	6,570	6,946	(376)	(5.4)%
Payroll Support Program	(16,146)	(18,859)	2,713	(14.4)%
Purchased Services and Other	6,869	4,048	2,821	69.7%

Total Operating Expenses	$38,664	$18,990	$19,674	103.6%

Payroll and Related Costs
. Payroll and related costs increased $7.2 million, or 33.0%, to $29.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase in crew wages, bonuses and training expenses of $4.3 million, an increase in personnel expenses, including per diem and crew rooms of $2.3 million, an increase in maintenance wages of $0.4 million and an increase in other wages, taxes and benefits of $0.3 million.
Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended September 30, 2021 and September 30, 2020 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended September 30, 2021 and September 30, 2020.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $7.4 million, or 224.8%, to $10.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation.
Aircraft Rent
. Aircraft rent expense decreased $0.9 million, or 100.0%, to no aircraft rent expense for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease was due to Air Wisconsin’s acquisition of all of its remaining leased aircraft during 2020.
Other Rents
. Other rents expense increased $0.8 million, or 95.0%, to $1.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $0.8 million in flight training simulator rental expense.
Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense decreased $0.4 million, or 5.4%, to $6.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease was primarily due to the retirement of leasehold improvements on formerly leased aircraft and a decrease in the obsolescence reserve related to our inventory of aircraft parts.
Payroll Support Program
.
The proceeds of the Treasury Payroll Support received pursuant to the PSP Agreements are recorded in cash and cash equivalents when received and were recognized as a reduction in expense over the periods that the funds are intended to offset payroll expenses. In the three months ended September 30, 2021, and September 30, 2020, Air Wisconsin received approximately $16.7 million and $20.5 million, respectively, under the Payroll Support Program. The Company recognized approximately $16.1 million and $18.9 million under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the three months ended September 30, 2021, and September 30, 2020, respectively.
Purchased Services and Other
. Purchased services and other expense increased $2.8 million, or 69.7%, to $6.9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily due to an increase in outside services, consisting primarily of aircraft line maintenance of $1.9 million, an increase in insurance expense of $0.4 million, and an increase in on call maintenance expense of $0.2 million.

Other Income (Expense)
Interest Income
. Interest income increased by $0.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an increase in interest earned on the long-term notes receivable due from United.
Interest Expense
. Interest expense decreased by $0.3 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the prepayment of debt in June 2021 and the repayment of debt in December 2020. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2020 Annual Report and Note 6,
Debt
, in our unaudited consolidated financial statements included in this Quarterly Report.
Loss on Marketable Securities
.
Loss on marketable securities was $0.09 million for the three months ended September 30, 2021. The loss reflects the change in market value and sales of securities as of the three months ended September 30, 2021. There were no marketable securities held during the three months ended September 30, 2020.
Gain on Extinguishment of Debt.
Gain on extinguishment of debt was $10.1 million for the three months ended September 30, 2021. The gain resulted from the forgiveness of the SBA Loan.
Other, Net
. Other income increased by $0.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The other income consists of dividend income from investments in marketable securities.
Net Income
Net income for the three months ended September 30, 2021 was $36.3 million, or $0.67 per basic share and $0.51 per diluted share, compared to net income of $7.9 million, or $0.14 per basic share and $0.11 per diluted share, for the three months ended September 30, 2020. For additional information, refer to Note 10,
Earnings per Share
and Equity
, in our unaudited consolidated financial statements included in this Quarterly Report.
The increase in net income for the three months ended September 30, 2021 primarily resulted from increased revenues as a result of the increase in demand for air travel and the gain resulting from the forgiveness of the SBA Loan, which was partially offset by an overall increase in operating expenses. Within operating expenses, aircraft maintenance and repair costs, as well as payroll and related costs, increased due to increased flying levels.
Income Taxes
In the three months ended September 30, 2021, our effective tax rate was 18.1%, compared to (0.2)% for the three months ended September 30, 2020. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.
We recorded an income tax expense of $8.0 million and an income tax benefit of $0.01 million for the three months ended September 30, 2021 and September 30, 2020, respectively.
The income tax expense for the three months ended September 30, 2021 resulted in an effective tax rate of 18.1%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax exempt status of the SBA Loan forgiveness, the impact of state income taxes and permanent differences between financial statement and taxable income.
The income tax provision for the three months ended September 30, 2020 resulted in an effective tax rate of (0.2)%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income.
For additional information, refer to Note 5,
Income Taxes
, in our audited consolidated financial statements included within our 2020 Annual Report.

Comparison of the Nine Months Ended September 30, 2021 and the Nine Months Ended September 30, 2020
The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below.

	Nine Months Ended September 30,
	2021		2020		Change
Operating Data:
Available Seat Miles (ASMs) (in thousands)	918,676		653,629		265,047		40.6%
Actual Block Hours	81,989		55,689		26,300		47.2%
Actual Departures	57,734		38,482		19,252		50.0%
Revenue Passenger Miles (RPMs) (in thousands)	715,066		379,852		335,214		88.2%
Average Stage Length (in miles)	322		342		(20)		(5.8)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	18.99	¢	17.00	¢	1.99	¢	11.7%
Passengers	2,147,805		1,064,478		1,083,327		101.8%
The increase in departures and RPMs during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the dates presented:

	Nine Months Ended September 30,
	2021	2020	Change
Operating Revenues ($ in thousands):
Contract Revenues	$174,467	$111,113	$63,354	57.0%
Contract Services and Other	54	59	(5)	(8.5)%

Total Operating Revenues	$174,521	$111,172	$63,349	57.0%

Total operating revenues increased by $63.3 million, or 57.0%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2021	2020	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$76,819	$76,885	$(66)	(0.1)%
Aircraft Fuel and Oil	108	44	64	145.5%
Aircraft Maintenance, Materials, and Repairs	29,224	18,802	10,422	55.4%
Aircraft Rent	67	6,660	(6,593)	(99.0)%
Other Rents	3,757	3,856	(99)	(2.6)%
Depreciation, Amortization, and Obsolescence	19,569	20,553	(984)	(4.8)%
Payroll Support Program	(66,316)	(34,034)	(32,282)	94.9%
Purchased Services and Other	18,209	14,459	3,750	25.9%

Total Operating Expenses	$81,437	$107,225	$(25,788)	(24.1)%

Payroll and Related Costs
. Payroll and related costs decreased $0.07 million, or 0.1%, to $76.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was primarily driven by a decrease in other wages, taxes and benefits of $3.3 million, a decrease in management wages of $1.5 million and a decrease in maintenance wages of $0.7 million. This decrease was offset by an increase in crew wages, bonuses and training expenses of $3.5 million and an increase in personnel expenses, including per diem and crew rooms, of $1.8 million.
Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the nine months ended September 30, 2021 and September 30, 2020 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the nine months ended September 30, 2021 and September 30, 2020.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $10.4 million, or 55.4%, to $29.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation.
Aircraft Rent
. Aircraft rent expense decreased $6.6 million, or 99.0%, to $0.07 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was due to Air Wisconsin’s acquisition of its remaining leased aircraft operated during 2020.
Other Rents
. Other rents expense decreased $0.1 million, or 2.6%, to $3.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was primarily due to a decrease of $0.2 million in building rent offset by an increase of $0.05 million in flight training simulator rental expense.
Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense decreased $1.0 million, or 4.8%, to $19.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was primarily due to the retirement of leasehold improvements on formerly leased aircraft and a decrease in the obsolescence reserve related to our inventory of aircraft parts.
Payroll Support Program
.
The proceeds of the Treasury Payroll Support received pursuant to the PSP Agreements are recorded in cash and cash equivalents when received and were recognized as a reduction in expense over the periods that the funds are intended to offset payroll expenses. In the nine months ended September 30, 2021, and September 30, 2020, Air Wisconsin received approximately $66.3 million and $41.0 million, respectively, under the Payroll Support Program. The Company recognized approximately $66.3 million and $34.0 million under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the nine months ended September 30, 2021, and September 30, 2020, respectively.
Purchased Services and Other
. Purchased services and other expense increased $3.8 million, or 25.9%, to $18.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily due to an increase in outside services, consisting primarily of aircraft line and on call maintenance, of $4.2 million, and an increase in insurance expense of $0.8 million, partially offset by a decrease in legal expense of $0.4 million, a decrease in professional and technical fees, consisting primarily of consulting and auditing services of $0.4 million, a decrease in property tax expense of $0.1 million, and a decrease in miscellaneous expenses of $0.2 million.
Other Income (Expense)
Interest Income
. Interest income increased by $1.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in interest earned on the long-term notes receivable due from United.
Interest Expense
. Interest expense decreased by $0.5 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the prepayment of debt in June 2021 and the repayment of debt in December 2020. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2020 Annual Report and Note 6,
Debt
, in our unaudited consolidated financial statements included in this Quarterly Report.
Loss on Marketable Securities
.
Loss on marketable securities was $0.1 million for the nine months ended September 30, 2021. The loss reflects the change in market value and sales of securities as of the nine months ended September 30, 2021. There were no marketable securities held during the nine months ended September 30, 2020.

Gain on Extinguishment of Debt.
Gain on extinguishment of debt was $10.4 million for the nine months ended September 30, 2021. A gain of $10.1 million resulted from the forgiveness of the SBA Loan with the remainder attributable to the prepayment of debt.
Other, Net
. Other income increased by $0.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The other income consists of dividend income from investments in marketable securities.
Net Income
Net income for the nine months ended September 30, 2021 was $82.0 million, or $1.49 per basic share and $1.14 per diluted share, compared to net income of $4.0 million, or $0.06 per basic and diluted share for the nine months ended September 30, 2020. For additional information, refer to Note 10,
Earnings per Share
and Equity
, in our consolidated financial statements included in this Quarterly Report.
The increase in net income for the nine months ended September 30, 2021 primarily resulted from increased revenues as a result of increased demand for air travel and overall lower operating expenses, as a result of the increase in the contra-expense related to funds received under the Payroll Support Program, and the gain resulting from the forgiveness of the SBA Loan. Although overall operating expenses were lower in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020, there were significant increases in aircraft maintenance and repair costs as well as payroll and related costs resulting from the increased flying levels.
Income Taxes
In the nine months ended September 30, 2021, our effective tax rate was 21.6%, compared to (38.3)%, for the nine months ended September 30, 2020. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.
We recorded an income tax expense of $22.6 million and an income tax benefit of $1.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
The income tax expense for the nine months ended September 30, 2021 resulted in an effective tax rate of 21.6%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax exempt status of the SBA Loan forgiveness, the impact of state taxes and permanent differences between financial statement and taxable income.
The income tax provision for the nine months ended September 30, 2020 resulted in an effective tax rate of (38.3)%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state taxes, the reversal of valuation allowances on federal and state deferred tax assets, and permanent differences between financial statement and taxable income, offset by a discrete tax benefit of $0.9 million from a refund of alternative minimum tax credits available under a provision of the CARES Act that occurred during the period.
For additional information, refer to Note 5,
Income Taxes
, in our consolidated financial statements included within our 2020 Annual Report.
Liquidity and Capital Resources
Although Air Wisconsin’s departures and block hours have increased through the nine months ended September 30, 2021 and the date of this filing, the
COVID-19
pandemic continues to evolve. As such, the ongoing impact that the
COVID-19
pandemic will have on our financial condition, results of operations, and liquidity remains highly uncertain. Management is actively monitoring the impact on our operations, airline partner, suppliers, industry, and workforce. We are taking actions based on currently available information to address the changing business environment; however, we cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on our business.
Sources and Uses of Cash
Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, Air Wisconsin’s cash flows from operations, and its receipt of governmental assistance under the SBA Loan and the Payroll Support Program. As of September 30, 2021, our cash and cash equivalents balance was $43.7 million and we held $126.5 million of marketable securities. For the nine months ended September 30, 2021, we generated cash flows from operations of $82.8 million, which included $66.3 million received pursuant to the Payroll Support Program. In the near term, Air Wisconsin expects to fund its liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances.

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, maintenance, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the nine months ended September 30, 2021, we paid $1.3 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.
Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of September 30, 2021, Air Wisconsin had $2.4 million of short-term debt, and $65.8 million of long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes described within our 2020 Annual Report. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
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
Restricted Cash
As of September 30, 2021, in addition to cash and cash equivalents of $43.7 million, the Company had $1.1 million in restricted cash which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under the Company’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secure the credit facility.
Cash Flows
The following table presents information regarding our cash flows for each of the dates presented ($ in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$82,829	$59,294	$23,535	39.7%
Net cash used in investing activities	(127,983)	(9,081)	(118,902)	1,309.3%
Net cash (used in) provided by financing activities	(41,248)	894	(42,142)	(4,713.9)%
Net Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2021, our net cash flows provided by operating activities was $82.8 million. We had net income of $82.0 million, which was primarily due to increased revenues as a result of the increase in demand for air travel, and lower overall expenses when compared to the nine months ended September 30, 2020. Net cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $18.5 million, contract liabilities of $20.8 million, and accounts payable of $5.1 million, partially offset by decreases in cash primarily related to the gain on extinguishment of debt of $10.4 million, long-term deferred revenues of $11.9 million, notes receivable of $13.7 million, accounts receivable of $2.4 million, accrued payroll and benefits of $1.0 million and prepaid and other expenses of $4.9 million.

During the nine months ended September 30, 2020, our cash flows provided by operating activities was $59.3 million. We had net income of $4.0 million, which was primarily due to lower expenses as a result of payroll support received under the PSP Agreements, and lower expenses related to reduced flying activity, further adjusted for increases in cash primarily related to long-term deferred revenue of $29.2 million under the United capacity purchase agreement, depreciation and engine overhaul amortization of $21.5 million, deferred credits related to the Payroll Support Program of $7.0 million, $2.5 million related to operating lease right-of-use
assets and contract liabilities of $4.6 million, partially offset by decreases in cash primarily related to accounts payable of $5.5 million, amortization of contract costs of $1.7 million, prepaid expenses of $2.6 million and accounts receivable of $3.2 million.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2021, our net cash used in investing activities was $128.0 million resulting primarily from investments in marketable securities.
During the nine months ended September 30, 2020, our net cash used in investing activities was $9.1 million resulting primarily from the purchase of aircraft and an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.
Net Cash (Used in) Provided by Financing Activities
During the nine months ended September 30, 2021, our net cash used in financing activities was $41.2 million, reflecting $39.5 million in repayments of long-term debt, $0.6 million of dividends paid on the Series C Preferred, and $1.2 million to repurchase shares of our common stock.
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
” within our 2020 Annual Report.
In June 2021, Air Wisconsin prepaid approximately $11.4 million of debt, outstanding under the Aircraft Notes due December 31, 2025, and approximately $17.0 million of the principal amount outstanding under a credit agreement due 2022 along with all interest due as of June 30, 2021. The prepayment under the Aircraft Notes resulted in a $0.2 million gain on extinguishment of debt due to the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt.
In August 2021, the SBA granted forgiveness of the $10.0 million SBA Loan. The accrued interest in the amount of $0.1 million was also forgiven. The forgiveness resulted in a $10.1 million gain on extinguishment of debt.
In September 2021, Air Wisconsin prepaid the remaining amount due under the credit agreement due 2022 in the amount of $10.0 million along with interest of $0.1 million.
The following table sets forth our cash obligations as of September 30, 2021 ($ in thousands)

	Total	October through December 2021	2022	2023	2024	2025	Thereafter
Aircraft Notes Principal	$59,500	$—	$3,500	$7,000	$7,000	$42,000	$—
Aircraft Notes Interest	8,645	595	2,380	2,170	1,890	1,610	—
Operating Lease Obligations	19,987	1,479	6,017	5,832	3,356	2,644	659

Total	$88,132	$2,074	$11,897	$15,002	$12,246	$46,254	$659

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of September 30, 2021, all of Air Wisconsin’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and Other Loans, refer to the section entitled “
Management’s Discussion and Analysis of
Financial Condition and Results of Operations”
within our 2020 Annual Report and Note 6,
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
Series C Convertible Redeemable Preferred Stock
The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the Board of Directors (the “Preferential Dividends”). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month
period following such election (the “Dividend Ratchet”). At the option of the Board of Directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (the “PIK Dividends”). On September 28, 2021, the Board of Directors declared a dividend of approximately $0.2 million on the Series C Preferred, which was paid on September 30, 2021.
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
Aircraft Operating Leases
As of September 30, 2021, Air Wisconsin had no operating aircraft remaining on lease.
Debt and Credit Facilities
For additional information regarding our debt and credit facilities, see the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2020 Annual Report.
Paycheck Protection Program
In April 2020, Air Wisconsin received the $10.0 million SBA Loan under the PPP established under the CARES Act and administered by the SBA. The loan was forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, leave payments, and utility payments. The entire principal amount and accrued interest was forgiven in August 2021, in the amount of $10.1 million, which was recorded as gain on extinguishment of debt in the consolidated statements of operations for the three months ended September 30, 2021.
Payroll Support Program
In April 2020, Air Wisconsin entered into the
PSP-1
Agreement with the Treasury for payroll support under the CARES Act and received approximately $42.2 million, all of which was received in the year ended December 31, 2020. In March 2021, Air Wisconsin entered into the
PSP-2
Agreement with the Treasury for payroll support under the PSP Extension Law and received approximately $32.9 million, all of which was received in the six months ended June 30, 2021. In June 2021 the Treasury entered into the
PSP-3
Agreement with Air Wisconsin for payroll support under the American Rescue Plan, and Air Wisconsin received approximately $33.3 million, approximately $16.7 million of which was received in the three months ended September 30, 2021.
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
under the Exchange Act) as of September 30, 2021, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
under the Exchange Act) that occurred during the three months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information related to Legal Proceedings, refer to Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
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
We derive nearly all of our operating revenues from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenues for the years ended December 31, 2020 and 2019. The United capacity purchase agreement expires in February 2023. United had an option to extend the term of the agreement, but that option has expired. The parties are discussing a potential extension, but United is not under any obligation to extend the term of the United capacity purchase agreement, whether on similar terms or at all.
Pursuant to the United capacity purchase agreement, United is permitted to terminate the agreement prior to the expiration of the term in certain circumstances, including upon Air Wisconsin’s material breach of the agreement, Air Wisconsin’s controllable completion factor falling below pre-determined levels for a period of at least four consecutive months, a non-carrier-specific grounding of at least a specified number of Air Wisconsin’s aircraft, and certain changes of control of Air Wisconsin. Primarily as a result of the significant increase in block hours in the third quarter relative to prior periods, and the concurrent impacts of pilot and mechanic staffing shortages and aircraft maintenance events, Air Wisconsin faced operational and performance challenges during the period that resulted in a significant reduction in its controllable completion factor relative to prior periods. Although Air Wisconsin and United have not reconciled the data for Air Wisconsin’s recent performance, preliminary data indicate that September and October performance may have been below the minimum monthly controllable completion factor threshold. Air Wisconsin has taken a number of steps to improve operational performance and currently expects to meet or exceed the threshold controllable completion factor level for November, although there can be no assurance that it will be able to do so. If Air Wisconsin continues to experience operational challenges for a prolonged period of time, or if its current efforts to improve operational performance are unsuccessful, United could have the right to terminate the United capacity purchase agreement prior to the expiration of the term.
If United does not agree to extend the United capacity purchase agreement whether in response to operational or performance concerns, as part of its fleet planning process or for any other reason, or if United exercises its right to terminate the agreement in accordance with its terms, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenues or earnings to offset the financial impact. A termination or expiration of this agreement would likely have a material adverse effect on our financial condition, results of operations, liquidity and ability to satisfy debt obligations, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.
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
We may be directly affected by the financial and operating performance of United, which is Air Wisconsin’s sole airline partner. Any events that negatively impact the financial or operating performance of United, including the impact of the reduction in passenger flight demand due to the
COVID-19
pandemic or other widespread outbreaks of communicable diseases, may have a material adverse effect on our business, financial condition and results of operations. During the
COVID-19
pandemic United has experienced a significant decline in flight demand and revenue. While there has been a modest demand recovery, this reduction in demand as compared to 2019 levels is expected to continue at least through 2021. Any inability of United to make payments due to Air Wisconsin under the United capacity purchase agreement in a timely manner may negatively impact our business, financial condition and results of operations. In addition, if United were to become bankrupt, the United capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations. The full extent of the impact of the
COVID-19
pandemic on United’s operational and financial performance (and, therefore, on our operational and financial performance) will depend on future developments, many of which are outside of Air Wisconsin’s control, including the effectiveness of United’s mitigation strategies, the duration and spread of
COVID-19,
the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, and the resulting impact on the financial health and operations of United’s and Air Wisconsin’s business partners, changes in global and regional passenger flight demand, and future governmental actions in respect of the
COVID-19
pandemic, all of which are highly uncertain.
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
Air Wisconsin may experience difficulty hiring, training and retaining a sufficient number of qualified pilots and mechanics, which may negatively affect Air Wisconsin’s operations and our financial condition.
Historically, the supply of qualified pilots to the airline industry has been limited, which has created difficulty hiring, training and retaining a sufficient number of qualified pilots. In July 2013, the FAA issued stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the “FAA Qualification Standards”), and the FAA also mandated stricter rules to minimize pilot fatigue, increasing the number of pilots required to be employed for Air Wisconsin’s operations and correspondingly increasing Air Wisconsin’s labor costs. As a result of the significant decline in passenger demand and drastically reduced flight departures due to the
COVID-19
pandemic, there was no shortage of qualified pilots in the airline industry. During the pandemic, for many reasons, such as reduced flying opportunities, travel restrictions and vaccine mandates, many pilots decided to retire or seek employment in other industries. However, as passenger demand for air travel has increased, Air Wisconsin has experienced challenges in hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from voluntary retirement decisions and the hiring needs of other airlines, including by United’s Aviate program, through which United has stated that it plans to provide first access to new jobs to existing regional jet pilots. Air Wisconsin has also historically experienced increases in time and resources required to train pilots due to several factors, including limited availability of flight simulators and instructors. Air Wisconsin has also recently experienced difficulty in hiring and retaining qualified mechanics to service its aircraft, due to a variety of factors, including voluntary retirement decisions, decisions not to return after furloughs and the hiring needs of other airlines, including United. There is also a risk that some mechanics may have decided to leave the airline industry or may decide to do so in the future which could impact Air Wisconsin’s ability to hire and retain qualified mechanics now and in the future. There is also a risk that Air Wisconsin will lose employees, including pilots and mechanics, as a result of the vaccine mandate recently issued by OSHA. If future pilot or mechanic attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots and mechanics, Air Wisconsin may need to increase its labor costs to attract and retain sufficient qualified pilots and mechanics or it may be unable to fly the number of flights required under the United capacity purchase agreement, which may result in penalties under the agreement that would negatively impact Air Wisconsin’s operations and our financial condition.
Air Wisconsin is subject to the federal vaccine mandate issued by OSHA, which could impact its ability to retain employees and cause it to incur additional expenses related to the implementation and administration of the mandate, and we cannot predict the impact of such the mandate on our financial condition, results of operations or liquidity.
In November 2021, OSHA issued a regulation requiring employers with more than 100 employees to require that their employees either be vaccinated or obtain a weekly COVID-19 test, with mandatory face-masking required for unvaccinated employees. Employers are required to provide paid time off for employees to get vaccinated or recover from side effects. The effective date for the paid time off and masking requirement portions of the mandate is December 5, 2021, and the effective date for the testing portion of the mandate is January 4, 2022. There is a risk that Air Wisconsin (i) will not be able to retain or easily replace employees who refuse to get vaccinated and do not meet any exemptions from the mandate, and (ii) will incur significant additional expense and administrative burden in implementing the mandate and monitoring compliance, the effect of which on our financial condition, results of operations, and liquidity remains highly uncertain.
If United reduces or discontinues its use of single class
50-seat
aircraft, Air Wisconsin’s opportunities for growth with United may be limited, and it may be difficult to enter substitute arrangements with another airline.
In June 2021, United announced that its long-term fleet strategy involves significantly reducing, but not eliminating, the use of single class
50-seat
aircraft, which includes the
CRJ-200
regional jet comprising the Air Wisconsin fleet. According to United, its new fleet strategy would reduce single class
50-seat
aircraft flight departures from 33% of United’s total departures down to approximately 10% by 2026. Since United has announced a plan to reduce its use of single class
50-seat
aircraft, it is possible that United might not agree to extend the United capacity purchase agreement as part of its fleet planning process. If the agreement is not extended, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenues or earnings to offset the financial impact. Alternatively, United could agree to extend the agreement, but only on materially different terms than the current agreement. American Airlines has also announced that it intends to significantly reduce the single class
50-seat
aircraft in its fleet, and Delta Airlines has announced that it intends to retire all of the single class
50-seat
aircraft in its fleet. Therefore, Air Wisconsin may not be able to enter into substitute arrangements with other airlines, and any arrangements it is able to secure may not be as favorable to us as the current United capacity purchase agreement. Since our primary business strategy currently involves flying single class
50-seat
aircraft, the publicly announced fleet strategy changes by several major carriers, including Air Wisconsin’s sole airline partner, represent a substantial risk to our business.
If United provides Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.
Under the terms of the United capacity purchase agreement, United has the ability to schedule Air Wisconsin’s flights in any manner that serves United’s purposes, subject to certain reasonable operating constraints which do not prevent United from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time, United schedules Air Wisconsin’s flights in a manner which creates operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, which can cause crew staffing issues and result in limited crew availability to fly other scheduled Air Wisconsin flights, or by providing Air Wisconsin with flight schedules that are inconsistent with Air Wisconsin’s existing operational footprint. These actions have had and may continue to have a material adverse effect on our business, financial condition and results of operations.
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
Further, Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including access to airport terminals and facilities, terms of United’s collective bargaining agreements limiting the usage of regional carriers, capital expenditures required to maintain or expand fleet operations, significant changes in variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, we believe limited growth opportunities exist. To take advantage of these opportunities, to the extent and in the event that passenger demand for air travel rebounds, Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to United’s stated intention in June 2021 to significantly reduce its use of single class
50-seat
aircraft by 2026, there may not be any new or additional flying opportunities available to Air Wisconsin with United. Due to American Airlines’ and Delta Airlines’ stated intentions to significantly reduce or retire their use of single class
50-seat
aircraft, Air Wisconsin there may not be substitute flying opportunities with other airlines. In addition, even if Air Wisconsin is offered these growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.
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
Air Wisconsin’s ability to obtain additional financing may be limited, and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.
The airline business is capital intensive. As of September 30, 2021, Air Wisconsin had approximately $68.1 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. To the extent Air Wisconsin finances its activities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay the high level of fixed costs associated with operating a regional airline will therefore depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.
If Air Wisconsin is unable to pay its debts as they come due or fails to comply its obligations under the agreements governing its debt, and is unable to obtain waivers of such defaults, its secured lenders could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, the PSP Agreements contain various covenants. If Air Wisconsin fails to comply with its obligations under those agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.
A significant portion of Air Wisconsin’s workforce is represented by labor unions, and the terms of Air Wisconsin’s collective bargaining agreements may increase our operating expenses and negatively impact our financial results.
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
Maintenance costs will likely increase.
The average age of Air Wisconsin’s
CRJ-200
regional jets as of September 30, 2021 was more than 18 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service
periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. In addition, as noted above, Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. Also, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining third party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues resulting from out-of-service
periods could have an additional adverse effect on our financial condition and operating results.
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
United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the
COVID-19
pandemic during the first quarter of 2020. United has stated that it expects demand will remain suppressed throughout 2021. As a result of lowered demand, United significantly reduced the number of Air Wisconsin’s scheduled departures and block hours relative to 2019 levels. In the nine months ended September 30, 2021, Air Wisconsin’s scheduled departures and block hours were approximately 58,100 and 84,400, respectively, as compared to scheduled departures and block hours of approximately 80,300 and 127,400, respectively, for the nine months ended September 30, 2019. While Air Wisconsin’s monthly departures and scheduled block hours have generally increased since June 2020, we cannot assure that this trend of increased monthly departures and block hours will continue. United has stated publicly that it does not expect recovery from
COVID-19
to follow a linear path and, as such, the actual number of flights United schedules under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated, or which United initially communicated for the period.
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
Worldwide, several regional and larger carriers have ceased operations as a direct or indirect result of the
COVID-19
pandemic. As of the date of this filing, ExpressJet, Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy, or ceased or severely limited operations due, at least in part, to the
COVID-19
pandemic’s impact on their business.
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
The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom Air Wisconsin could enter into capacity purchase agreements. In addition, any further consolidation activity involving United, or reduction in the size of its network or decision to significantly reduce its utilization of single class
50-seat
aircraft such as the
CRJ-200
regional jet, could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to provide additional service to United. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities.
Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.
The terrorist attacks of September 11, 2001 and their aftermath negatively impacted the airline industry in general. If additional terrorist attacks are launched, there may be lasting consequences, which may include loss of life, property damage, increased security measures, higher insurance costs, increased concerns about future terrorist attacks and additional government regulation, among other factors. Additional terrorist attacks, and warnings that such attacks may occur, could negatively impact the airline industry and result in decreased passenger traffic, increased flight delays or cancellations, as well as increased security, fuel and other costs. A terrorist attack, whether or not involving Air Wisconsin’s aircraft, could have a material adverse impact on our business and operations.
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
All air carriers, including Air Wisconsin, are subject to regulation by the U.S. Department of Transportation (“DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. We cannot predict whether the cost of continued compliance with all applicable legal and regulatory requirements will have a material adverse effect on

Air Wisconsin’s operations. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of Air Wisconsin’s aircraft for any reason may have a material adverse effect on Air Wisconsin’s operations. Air Wisconsin incurs substantial costs complying with applicable governmental regulations, and Air Wisconsin’s business may also be subject to additional costs as a result of potential regulatory changes, which additional costs could have an adverse effect on Air Wisconsin’s operations and our financial results. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect Air Wisconsin’s operations and require that it incur substantial ongoing costs.
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
The trading price of the Company’s common stock has been volatile. We believe the Company’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•	future announcements regarding fleet strategy changes by major air carriers, including regarding any decision to reduce or eliminate single class 50-seat aircraft;

•
the possibility that United will not agree to extend the United capacity purchase agreement on commercially reasonable terms or at all, or that United elects to terminate the United capacity purchase agreement prior to the expiration of the term as a result of the occurence of a termination event specified in the agreement;

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
As of September 30, 2021, the Company had 54,139,833 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 28.3% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 23.4% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock).

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
of the Company’s then- outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of the Company’s then-outstanding capital stock;

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
The Board of Directors has adopted a stock repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time. Although the Board of Directors has authorized the repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 30, 2021, the Board of Directors adopted a stock repurchase program pursuant to which the Company was initially authorized to repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to periodic increases as determined by the Board of Directors. The number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. The Company may, but is not required to, effect repurchases under a trading plan adopted pursuant to

Rule 10b5-1

under the Exchange Act, or subject to

Rule 10b-18

under the Exchange Act. The Company is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.
On July 3, 2021, the Company entered into an agreement with one of its stockholders under its stock repurchase program, pursuant to which it repurchased 100,000 shares of common stock for a purchase price equal to the closing price of the Company’s common stock on the previous trading day, or $2.28, for a total repurchase price of $228,000.
Below is a summary of stock repurchase activity under the Company’s stock repurchase program during the three months ended September 30, 2021:

	Total number of shares purchased (1)		Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
July 1 – July 31, 2021	100,000		$2.28	$228,000	$2,872,000
August 1 – August 31, 2021	30,000	(2)	$2.37	70,982	4,029,018
September 1 – September 30, 2021	—		N/A	—	4,029,000
Total	130,000		$2.30	$298,982	$4,029,000

(1)	All shares were repurchased as part of the Company’s publicly announced stock repurchase program.

(2)	These shares were repurchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

HARBOR DIVERSIFIED, INC.

Date: November 12, 2021	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: November 12, 2021	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)