Form 10-K
period 2021-12-31
HARBOR DIVERSIFIED, INC.
filed 2022-03-30
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “
large accelerated filer
,” “
accelerated filer
,” “
smaller reporting company
” and “
emerging growth company
” in Rule
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s second fiscal quarter for the year ended December 31, 2021, the aggregate market value of the voting and non-voting
stock held by
non-affiliates
of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $64.3 million
.
The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.
As of March
18
, 2022, the registrant had 47,155,297 shares of common stock outstanding and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Act.
Documents Incorporated by Reference
None

HARBOR DIVERSIFIED, INC.
ANNUAL REPORT ON FORM
10-K
For the Year Ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources and other operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•
the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner, particularly given the risks and uncertainties associated with the novel coronavirus
(“COVID-19”)
pandemic and the expiration of the United capacity purchase agreement by its terms in February 2023;

•
the possibility that United does not agree to enter into a new capacity purchase agreement or extend the current United capacity purchase agreement on commercially reasonable terms or at all, or that United elects to terminate the agreement prior to the expiration of the term as a result of the occurrence of a termination event specified in the agreement;

•	the supply of qualified pilots and mechanics to the airline industry, attrition, and the costs associated with hiring and training qualified pilots and mechanics;

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

•
the duration and spread of the ongoing global
COVID-19
pandemic and its variants, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and United, in particular, and the airline industry in general;

•	the extent to which Air Wisconsin’s current growth opportunities and strategic operating plan are restricted based on factors impacting the airline industry;

•
the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement may be less than the costs incurred, particularly as labor costs increase in response to qualified pilot and mechanic shortages;

•
Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type or occurrence of any aviation incident involving either this aircraft or engine type;

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
General
Harbor Diversified, Inc. (“Harbor”) is a
non-operating
holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating
entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, for purposes of this Annual Report on Form
10-K
for the year ended December 31, 2021 (this “Annual Report”), disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations, operations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as “we,” “us,” or “our.” Where reference is intended to refer only to Harbor, it is referred to as the “Company.”
For the year ended December 31, 2021, Air Wisconsin operated a fleet of 64
CRJ-200
regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenues for the years ended December 31, 2021 and 2020 was derived from operations associated with the United capacity purchase agreement.
Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The agreement also provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The United capacity purchase agreement has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement, which addressed the scheduling of block hours after a certain date.
Regional jets provide short and medium-haul scheduled flights that connect outlying communities with larger cities and act as “feeders” for domestic and international hubs. The lower trip costs of regional jets, along with the competitive nature of capacity purchase agreement bidding processes, provide significant value to major airlines. Regional airlines play a daily, essential role in the U.S. air travel system. According to the 2021 Regional Airline Association Annual Report, in 2020 (i) 43% of all scheduled passenger flights in the United States were operated by regional airlines, (ii) of all the U.S. airports with scheduled passenger service, 66% were served exclusively by regional airlines and (iii) Air Wisconsin was the 10th largest regional airline in the United States, as measured by passenger enplanements, and its flights accounted for approximately 2.0% of all passengers carried on U.S. regional airlines.

Certain Trends Affecting Our Business and Industry
The
COVID-19
Pandemic
As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the
COVID-19
pandemic in the regions in which Air Wisconsin operates. The extent to which the
COVID-19
pandemic will impact our industry, business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the
COVID-19
pandemic, the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, the issuance, scope and effect of any vaccine mandates and of other mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.
Public concerns about the
COVID-19
virus, as well as the various governmental guidelines and restrictions adopted to limit the spread of the virus, have had a material adverse impact on passenger demand for air travel since March 2020. While passenger demand for air travel has increased in recent months as a result of the easing of certain of these guidelines and restrictions, as well as expanded availability and adoption of vaccines, United has stated that it expects demand will remain below pre-pandemic
levels throughout 2022.
Notwithstanding the significant negative impact to our business and the airline industry, Air Wisconsin’s receipt of governmental assistance under the SBA Loan and the Payroll Support Program, described in the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” within this Annual Report, has mitigated to some extent the adverse impacts of the
COVID-19
pandemic.
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
Personnel Shortages
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As a result of the reduced flying caused by the
COVID-19
pandemic, these shortages were temporarily abated. However, as flight demand increased through the year ended December 31, 2021 and into 2022, these shortages have become acute, particularly for regional airlines such as Air Wisconsin, due to a number of factors, including retirements and employees seeking opportunities at mainline carriers and in other industries. Air Wisconsin’s monthly departures and scheduled block hours generally increased from June 2020 until October 2021. However, departures and scheduled block hours rarely reached pre-pandemic
levels and have declined slightly since October 2021, mostly as a result of pilot shortages.
Our Business Strategy
Provide Reliable and Efficient Regional Airlines Services.
Our primary business strategy currently consists of serving United and its customers through Air Wisconsin’s provision of regional airline services. We strive to serve as an efficient and reliable provider of flight services to United and to provide a high level of service to United and its customers in accordance with the United capacity purchase agreement. We believe that as a result of factors such as increased demand for air transportation and pilot shortages there will continue to be strong demand from major airlines for regional air services, and we seek to position Air Wisconsin to take advantage of this anticipated demand.
Maintain a Profitable Business Operation
. We seek to maintain a profitable business while operating pursuant to the United capacity purchase agreement. To do so requires that we focus on a disciplined cost control approach through responsible outsourcing of certain operating functions and diligent control of corporate and administrative costs, implementing company-wide efforts to improve our cost position. We also seek to earn incentive payments pursuant to the United capacity purchase agreement and to avoid penalty payments, based upon our operational performance and the results of customer satisfaction surveys.

Provide an Attractive Career Opportunity
. We strive to provide our employees competitive pay and benefit packages and to offer a positive and supportive work environment to make Air Wisconsin an attractive place to work and build a career.
Extend the United Capacity Purchase Agreement
. The United capacity purchase agreement expires in February 2023. Air Wisconsin and United are in active negotiations regarding the extension of the agreement or the execution of a new agreement, although we can provide no assurance that any agreement will be reached. Accordingly, Air Wisconsin is exploring a commercial agreement with another major airline partner, as well as other business strategies to take advantage of anticipated demand for regional air services.
Aircraft Fleet
As of December 31, 2021, Air Wisconsin owned 64
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
United Capacity Purchase Agreement
United and Air Wisconsin entered into the United capacity purchase agreement in February 2017, which was amended in October 2020 and April 2021. Pursuant to the United capacity purchase agreement, United has agreed to purchase the capacity of the Air Wisconsin
CRJ-200
regional jets covered under the agreement. Air Wisconsin commenced flying under the United capacity purchase agreement in September 2017. As of December 31, 2021, all of Air Wisconsin’s regional jets were available to support Air Wisconsin’s obligations under the United capacity purchase agreement.
United sets the flight schedules for covered aircraft, but is required to comply with certain reasonable operating constraints. United also establishes all fares, controls route selection, pricing, seat inventories, and marketing, collects all revenue, and provides airport landing slots, terminal facilities and ground handling services for any flights operated by Air Wisconsin pursuant to the agreement. Air Wisconsin provides the flight and cabin crew and is responsible for dispatch and operational control of each covered aircraft as well as any required maintenance. When providing the flight services under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks and aircraft paint scheme.
In exchange for providing the flight services under the United capacity purchase agreement, Air Wisconsin receives a fixed payment for 63 covered aircraft and a fixed payment for each departure and block hour flown. Air Wisconsin can also earn incentive payments, and is subject to penalty payments, based upon its operational performance and the results of customer satisfaction surveys. In addition, the first amendment to the United capacity purchase agreement, entered into in October 2020, provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks.
United also reimburses Air Wisconsin for certain costs on an actual basis, including aviation insurance, aircraft property tax per aircraft and air navigation fees. Costs relating to fuel and certain landing fees owed by Air Wisconsin are directly paid to suppliers by United.
The United capacity purchase agreement previously constrained Air Wisconsin from flying for another air carrier or from permitting a change of control (as defined in the agreement) to occur; however, while a change of control still constitutes a potential termination event, these restrictions were removed in the first amendment to the United capacity purchase agreement.

The United capacity purchase agreement prohibits Air Wisconsin from paying dividends or making other distributions of its earnings, in each case in excess of an amount that would result in Air Wisconsin’s available cash balance being less than a specified amount, other than dividends or distributions made for certain specified purposes.
The United capacity purchase agreement expires in February 2023, subject to a wind-down period. United’s unilateral option to extend the agreement has expired.
The United capacity purchase agreement is subject to early termination under various circumstances, which include, among others, the occurrence of the following events:

•
certain operational performance factors falling below a specified percentage for a specified period of time, subject to notice under certain circumstances, or if Air Wisconsin is subject to certain aircraft groundings or to loss of authority to operate, in which case the agreement is subject to early termination by United;

•
a party fails to perform the material covenants, agreements, terms or conditions of the United capacity purchase agreement or related agreements, subject to certain notice and cure rights, in which case the agreement is subject to early termination by the other party; or

•	Air Wisconsin engages in, or is subject to, various change of control events enumerated in the agreement, in which case the agreement is subject to early termination by United.
The Company and AWAC (the sole member of Air Wisconsin) had provided a limited guarantee of Air Wisconsin’s monetary obligations under the United capacity purchase agreement, but that guarantee was terminated pursuant to the first amendment to the United capacity purchase agreement.
Long-term contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute between United and Air Wisconsin exists with respect to certain amounts owed to Air Wisconsin under the United capacity purchase agreement. We cannot predict the outcome of this dispute, or any related negotiations, on the terms of the United capacity purchase agreement or our relationship with United.
Available Seat Miles
The following table summarizes Air Wisconsin’s available seat miles (“ASMs”) flown and contract revenue recognized under the United capacity purchase agreement for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(dollars in thousands)
Available Seat Miles	1,310,157	864,494
Contract Revenue	$247,519	$185,866
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
Certain Air Wisconsin competitors are larger and have significantly greater financial and other resources than Air Wisconsin. In addition, certain of these competitors may have capacity purchase agreement terms that are more favorable than the United capacity purchase agreement. Moreover, economic downturns, including as a result of the
COVID-19
pandemic, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers which has resulted in changes to the competitive landscape. The effect of economic downturns on our results of operations is currently somewhat mitigated by the terms of the United capacity purchase agreement, but there is an ongoing dispute with United regarding certain terms of the agreement, and the extension of Air Wisconsin’s partnership with United beyond the current term is not certain.
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
Employees
Our continued success is partly dependent on Air Wisconsin’s ability to continue to attract and retain qualified personnel. As of December 31, 2021, Air Wisconsin employed 1,212 full-time employees and 36 part-time employees, of whom 995 were represented by unions, and the remainder were not.

Union Groups	Number of Union Employees	Representative	Collective Bargaining Agreement Amendable Date
Pilots	576	Air Line Pilots Association, International	November 21, 2022
Flight Attendants	250	Association of Flight Attendants	October 1, 2022
Dispatchers	24	Transport Workers Union of America	November 1, 2020
Mechanics and Aircraft Cleaners	119	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2023
Clerical, Office, Fleet and Passenger Service	26	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2022
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
Air Wisconsin maintains relationships with various flight and maintenance institutions across the country that are focused on developing the next generation of aviation professionals. It typically recruits pilots and mechanics who have completed required coursework from accredited flight or maintenance programs and have obtained applicable certifications. Air Wisconsin also provides internship opportunities to individuals in the process of completing their coursework and training for aviation maintenance. These roles provide hands-on
experience for the students and prepares them for other opportunities within Air Wisconsin.
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
Safety and Security
We are committed to the safety and security of Air Wisconsin’s passengers and employees and to complying with safety and security requirements. Air Wisconsin has taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of its operations. Some of these efforts include aircraft security and surveillance and securing of cockpit doors. Additionally, both on its own and in coordination with United, Air Wisconsin has required employees to wear masks and has increased its aircraft cleaning procedures both between flights and overnight. Enhanced cleaning measures are intended to ensure that frequently touched surfaces, such as armrests, tray tables and seatbelts, are routinely and comprehensively cleaned utilizing disinfectants to prevent transmission of
COVID-19
and other contagions. An increased supply of sanitizing wipes and hand sanitizer onboard Air Wisconsin’s aircraft is available to aid its crewmembers in efforts to keep the aircraft clean and disinfected.
Air Wisconsin’s ongoing focus on safety and security relies on training Air Wisconsin’s employees to proper standards and providing them with the tools and equipment they need to perform their job functions in a safe and efficient manner. Safety and security in the workplace targets several areas of Air Wisconsin’s operation, including dispatch, flight operations, ground operations, and maintenance.

Air Wisconsin aims to achieve the highest degree of safety and security within its industry through the implementation of a corporate-wide Safety Management System supporting its organizational culture that holds safety and security as essential core values. Air Wisconsin continually works to create and foster a culture of safety, security and compliance that proactively identifies and manages risks to the operation and workplace before they can become injuries, incidents or accidents. All Air Wisconsin employees are required to maintain the highest levels of safety and security throughout its operation and organization and to proactively identify and immediately report hazards, safety concerns and incidents as well as any behavior that violates Air Wisconsin’s policies, regulatory requirements, laws and industry standards.
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

Organizational Structure
The Company is a
non-operating
holding company that is the parent of a consolidated group of five subsidiaries: AWAC, Air Wisconsin, Lotus, AWF, and Therapeutics. The subsidiaries, other than Air Wisconsin, are described below:
AWAC Aviation, Inc.
AWAC is a holding company and the sole member of Air Wisconsin. Air Wisconsin’s business and operations are described in detail throughout this Annual Report.
Lotus Aviation Leasing, LLC
Lotus was established to acquire and lease flight equipment to Air Wisconsin to support its flight operations. As of December 31, 2021, Lotus owned 47 engines. Lotus has no other material assets or operations.
Air Wisconsin Funding LLC
AWF was established to provide flight equipment financing to Air Wisconsin. As of December 31, 2021, Air Wisconsin had an outstanding balance of approximately $0.1 million, under a $35.0 million credit facility with AWF. AWF has a first priority security interest in the flight equipment purchased with the loan proceeds. AWF has no other material assets or operations.
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
Public Reporting Obligation
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

Risks Related to Our Business
Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. If United does not agree to extend the agreement or enter into a new agreement, or if the agreement is earlier terminated in accordance with its terms, our business would be significantly negatively impacted.
We derive nearly all of our operating revenues from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounted for approximately 99.9% of our operating revenues for the years ended December 31, 2021 and 2020. The United capacity purchase agreement expires in February 2023. The parties are in active negotiations regarding the extension of the agreement or the execution of a new agreement. However, neither party is under any obligation to enter into a new or extended agreement, and we can provide no assurance that any new or extended agreement will be reached.
Pursuant to the United capacity purchase agreement, United is permitted to terminate the agreement prior to the expiration of the term in certain circumstances, including upon Air Wisconsin’s material breach of the agreement, Air Wisconsin’s controllable completion factor falling below pre-determined
levels for a period of at least four consecutive months, a
non-carrier-specific
grounding of at least a specified number of Air Wisconsin’s aircraft, and certain changes of control of Air Wisconsin. No such termination event has occurred or exists as of the date of this filing. If United does not agree to enter into a new capacity purchase agreement, or if a termination event occurs and United exercises its right to terminate the agreement in accordance with its terms, our business would be significantly negatively impacted. A termination or expiration of this agreement would have a material adverse effect on our financial condition, results of operations and liquidity, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.
Any events that negatively impact the financial or operating performance of United could have a material adverse effect on our business, financial condition and results of operations. For example, during the
COVID-19
pandemic, United has experienced a significant decline in flight demand and revenues. While there has been a modest demand recovery, this reduction in demand as compared to 2019 levels is expected to continue at least through 2022, which we expect will continue to negatively impact Air Wisconsin’s scheduled block hours. In addition, United may be materially and adversely impacted, directly or indirectly, by worldwide political or economic changes or instability, including those associated with the outbreak of war or hostilities, government sanctions, travel restrictions, rising fuel and other commodity prices, currency exchange rate fluctuations and increasing interest rates. If United were to experience significant financial difficulties as a result of these or other reasons, it could negatively impact United’s ability to meet its financial obligations under the United capacity purchase agreement and potentially alter its business strategy as it applies to regional airlines. Further, if United were to become bankrupt, the United capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations.
Air Wisconsin may experience difficulty hiring, training and retaining a sufficient number of qualified pilots and mechanics, which may negatively affect Air Wisconsin’s operations and our financial condition.
Historically, the supply of qualified pilots to the airline industry has been limited, which has created difficulty hiring, training and retaining a sufficient number of qualified pilots. In July 2013, the Federal Aviation Administration (the “FAA”) issued stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the “FAA Qualification Standards”), and the FAA also mandated stricter rules to minimize pilot fatigue, increasing the number of pilots required to be employed for Air Wisconsin’s operations and correspondingly increasing Air Wisconsin’s labor costs.
As a result of the significant decline in passenger demand and drastically reduced flight departures during the early stage of the
COVID-19
pandemic, there was no shortage of qualified pilots in the airline industry. During the first two years of the
COVID-19
pandemic, for many reasons, such as reduced flying opportunities, travel restrictions and
COVID-19
vaccine mandates, many pilots decided to retire or seek employment in other industries. However, as passenger demand for air travel has increased, Air Wisconsin has experienced challenges hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from voluntary retirement decisions. Air Wisconsin has also experienced challenges with pilot attrition to other airlines. Air Wisconsin has historically expended significant resources to recruit and train pilots, including as a result of upward pressure on pilot compensation and limited availability of flight simulators and instructors, and Air Wisconsin may experience additional cost increases in the future, which could have an adverse impact on our financial condition and operating results.

Air Wisconsin has also recently experienced difficulty hiring and retaining qualified mechanics to service its aircraft, due to a variety of factors, including voluntary retirement decisions, decisions not to return after furloughs during the
COVID-19
pandemic, and the hiring needs of other airlines. There is also a risk that some mechanics may have decided to leave the airline industry or may decide to do so in the future. If Air Wisconsin is unable to hire and retain a sufficient number of qualified mechanics, it could have an adverse impact on its business and operations.
There is also a risk that Air Wisconsin would lose employees, including additional pilots and mechanics, if a
COVID-19
vaccine mandate were imposed by any federal, state or local government authority. If future pilot or mechanic attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots and mechanics, Air Wisconsin may need to increase its labor costs to attract and retain sufficient qualified pilots and mechanics or it may be unable to fly the number of flights required under the United capacity purchase agreement, which may result in penalties under the agreement that would negatively impact Air Wisconsin’s operations and our financial condition.
Disagreements regarding the interpretation of the United capacity purchase agreement, as well as other business disputes with United, could have an adverse effect on our operating results and financial condition, and negatively impact Air Wisconsin’s relationship with United.
Long-term contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute exists under the United capacity purchase agreement with respect to certain amounts owed to Air Wisconsin by United. We cannot predict the outcome of the dispute. Failure to resolve this dispute could have an adverse effect on our business, financial condition and results of operations, as well as on our relationship with United which, in turn, could impact the negotiation of an extension to the United capacity purchase agreement or the execution of a new agreement with United.
To the extent Air Wisconsin experiences additional disagreements with United regarding the interpretation of the United capacity purchase agreement or otherwise, Air Wisconsin would be required to expend additional management time and financial resources to resolve them. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. We cannot predict the outcome of disputes which may arise in the future on the terms of the United capacity purchase agreement or any future agreement we may enter into with United. An unfavorable result of a future dispute with United could require Air Wisconsin to modify the terms of the United capacity purchase agreement, enter into a new agreement with United, or change its business strategy, any of which could have a material adverse effect on our operating results and financial condition.
If United reduces or discontinues its use of single class
50-seat
aircraft, Air Wisconsin’s opportunities for growth with United may be limited, and it may be difficult to enter into substitute arrangements with another airline.
In June 2021, United announced that its long-term fleet strategy involves significantly reducing, but not eliminating, the use of single class
50-seat
aircraft, which includes the
CRJ-200
regional jet comprising the Air Wisconsin fleet. According to United, its new fleet strategy would reduce single class
50-seat
aircraft flight departures from 33% of United’s total departures down to approximately 10% by 2026. Although United has reduced its fleet of single class 50 seat aircraft through actions it has taken with other regional airlines, such as ExpressJet Airlines, Inc. and Trans States Airlines, it is possible that United might not agree to extend the United capacity purchase agreement, or enter into a new agreement, as part of its fleet planning process. If the agreement is not extended or a new agreement is not entered into, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenues or earnings to offset the financial impact. Alternatively, United could agree to extend the agreement, but on terms materially different from the current agreement. American Airlines has also announced that it intends to significantly reduce the single class
50-seat
aircraft in its fleet, and Delta Airlines has announced that it intends to retire all of the single class
50-seat
aircraft in its fleet. Therefore, Air Wisconsin may not be able to enter into substitute arrangements with other airlines, and any arrangements it is able to secure may not be as favorable to us as the current United capacity purchase agreement. Since our primary business strategy currently involves flying single class
50-seat
aircraft, the publicly announced fleet strategy changes by several major carriers, including Air Wisconsin’s sole airline partner, represent a substantial risk to our business.

If United provides Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.
Under the terms of the United capacity purchase agreement, United has the ability to schedule Air Wisconsin’s flights in any manner that serves United’s purposes, subject to certain reasonable operating constraints which do not prevent United from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time, United schedules Air Wisconsin’s flights in a manner that creates operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, which can cause crew staffing issues and result in limited crew availability to fly other scheduled Air Wisconsin flights, or by providing Air Wisconsin with flight schedules that are inconsistent with Air Wisconsin’s existing operational footprint. These actions have had and may continue to have a material adverse effect on our business, financial condition and results of operations.
Certain factors have led, and may in the future lead, United to modify the anticipated utilization of Air Wisconsin’s aircraft under the United capacity purchase agreement, some of which are beyond Air Wisconsin’s control. Any factors that continue to cause United to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. United has stated that it does not expect the recovery from the
COVID-19
pandemic to follow a linear path and, as such, the actual number of flights United schedules under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated or which United initially communicated for the period.
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
Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including pilot and mechanic shortages, access to airport terminals and facilities, capital expenditures required to maintain or expand fleet operations, significant changes in fuel prices or other variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, we believe limited growth opportunities exist and as a result Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to United’s stated intention in June 2021 to significantly reduce its use of single class
50-seat
aircraft by 2026, there may not be any new or additional flying opportunities available to Air Wisconsin with United. In addition, due to American Airlines’ and Delta Airlines’ stated intentions to significantly reduce or retire their use of single class
50-seat
aircraft, there may not be substitute flying opportunities with other major airlines. Further, even if Air Wisconsin is offered the ability to pursue growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.

The amounts Air Wisconsin receives under the United capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.
Under the United capacity purchase agreement, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid under the agreement, our financial position and operating results will be negatively affected. For example, Air Wisconsin has experienced upward pressure on pilot and mechanic compensation as it seeks to attract and retain qualified staff, which increases are not adjusted for by the United capacity purchase agreement and, therefore, negatively impact our operating results.
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
engine. The issuance of FAA or manufacturer directives restricting or prohibiting the use of this aircraft type or engine type, or Air Wisconsin’s inability to obtain necessary parts and services related to this aircraft type or engine type, would negatively impact our business and financial results. In addition, any concerns raised regarding the safety or reliability of the
CRJ-200
regional jet or the GE
CF34-3B1
engine, whether or not directly associated with Air Wisconsin’s fleet, could result in concerns about Air Wisconsin’s fleet that could negatively impact our business.
Air Wisconsin has been highly dependent upon Bombardier, Inc. (“Bombardier”), as the sole manufacturer of Air Wisconsin’s aircraft, and GE, as the sole manufacturer of Air Wisconsin’s aircraft engines, to provide sufficient parts and related maintenance and support services to it in a timely manner. In June 2020, Bombardier consummated an agreement with Mitsubishi Heavy Industries, Ltd (“Mitsubishi”), pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the
CRJ-200
regional jet, such as type certificates, maintenance, support, refurbishment, marketing and sales activities. Air Wisconsin’s operations could be materially and adversely affected by the failure or inability of Mitsubishi or GE to provide required maintenance or support services, or as a result of unscheduled or unanticipated maintenance requirements for Air Wisconsin’s aircraft or engines.
Air Wisconsin’s ability to obtain additional financing may be limited, and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.
The airline business is capital intensive. As of December 31, 2021, Air Wisconsin had approximately $67.6 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. To the extent Air Wisconsin finances its activities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay the high level of fixed costs associated with operating a regional airline will therefore depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.

If Air Wisconsin is unable to pay its debts as they come due or fails to comply with its obligations under the agreements governing its debt, and is unable to obtain waivers of such defaults, its secured lender could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, the agreements that Air Wisconsin has entered into with the Treasury for payroll support contain various covenants. If Air Wisconsin fails to comply with its obligations under those agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.
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
Maintenance costs may increase further, and
out-of-service
periods may result in aircraft being unavailable for flying.
The average age of Air Wisconsin’s
CRJ-200
regional jets as of December 31, 2021 was approximately 19.3 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service
periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. In addition, as noted above, there is an industry wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house
and third party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues resulting from out-of-service
periods could have a further adverse effect on our financial condition and operating results.
The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.
Our future success depends on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the agreements that Air Wisconsin has entered into with the Treasury for payroll support impose significant restrictions on Air Wisconsin’s executive compensation. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, which may present retention challenges in the case of executives presented with alternative opportunities. Any inability to attract or retain qualified management personnel and other employees would have a material adverse effect on our business, results of operations and financial condition.

Information technology security breaches, hardware or software failures, or other information technology infrastructure disruptions may negatively impact Air Wisconsin’s business, operations and financial condition.
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
United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the
COVID-19
pandemic during the first quarter of 2020. United has stated that it expects demand will remain below pre-pandemic
levels throughout 2022. As a result of lowered demand, United significantly reduced the number of Air Wisconsin’s scheduled departures and block hours relative to 2019 levels. In the year ended December 31, 2021, Air Wisconsin’s scheduled departures and block hours were approximately 81,755 and 121,409, respectively, as compared to scheduled departures and block hours of approximately 106,840 and 170,708, respectively, for the year ended December 31, 2019. Air Wisconsin’s monthly departures and scheduled block hours generally increased from June 2020 until October 2021, but rarely reached pre-pandemic
levels and have declined slightly since October 2021, mostly as a result of pilot shortages. There can be no assurance as to whether departures and scheduled block hours will return to pre-pandemic
levels. United has stated publicly that it does not expect recovery from
COVID-19
to follow a linear path and, as such, the actual number of flights United schedules under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated, or which United initially communicated for the period.
The magnitude and scope of the impact of the
COVID-19
pandemic on our business and future results of operations are highly uncertain and subject to change. The full extent of the impact of the
COVID-19
pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies employed by United, the duration and spread of
COVID-19,
the impact of
COVID-19
on long-term demand for air travel, the impact of the
COVID-19
pandemic on our financial health and operations and those of United, United’s compliance with the United capacity purchase agreement, and future governmental actions, all of which are highly uncertain and cannot be predicted. In addition, a further outbreak of
COVID-19,
including spread of new variants that may be more contagious or virulent than prior versions or that may be resistant to currently approved vaccines, an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, and those of United.

Several regional and larger carriers have ceased operations as a direct or indirect result of the
COVID-19
pandemic. ExpressJet Airlines, Inc., Miami Air International, Trans States Airlines and Compass Airlines, each of which are domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased or severely limited operations due, at least in part, to the
COVID-19
pandemic’s impact on their business.
The airline industry is often negatively impacted by numerous factors that could have a material adverse effect on our business, results of operations and financial condition.
The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, facility disruptions, acts of war or terrorism, cancellations, increased security measures, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers increase operating costs and decrease revenues, which in turn adversely affect profitability. Because Air Wisconsin’s revenues (other than the portion of its revenues based on the number of aircraft covered under the United capacity purchase agreement) depend primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays, any of these factors could have a material adverse effect on our business, results of operations and financial condition.
In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including, among others:

•	the on-going shortage of qualified pilots and mechanics;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;

•	changes in demand for airline travel or tourism, in consumer preferences, or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation, or other factors;

•	labor disputes, strikes, work stoppages, or similar matters impacting employees; and

•
actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, and changes in discretionary spending and consumer confidence.

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

Any additional consolidation or significant alliance activity within the airline industry, such as the American Airlines and Jet Blue Airways alliance, could further limit the number of potential airline partners with whom Air Wisconsin could enter into commercial agreements. In addition, any further consolidation activity involving United, reduction in the size of its network or decision to accelerate the reduction of single class
50-seat
aircraft such as the
CRJ-200
regional jet could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to provide additional service to United. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities.
Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.
The terrorist attacks of September 11, 2001 and their aftermath negatively impacted the airline industry in general. If additional terrorist attacks are launched, there may be lasting consequences, which may include loss of life, property damage, increased security measures, higher insurance costs, increased concerns about future terrorist attacks and additional government regulation, among other factors. Additional terrorist attacks, and warnings that such attacks may occur, could negatively impact the airline industry and result in decreased passenger traffic, increased flight delays or cancellations, as well as increased security, fuel and other costs and whether or not involving Air Wisconsin’s aircraft, could have a material adverse impact on our business and operations. Increased global political instability, including the outbreak of war and hostilities, could result in an increased risk of terrorist activities.
High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on Air Wisconsin’s operating results and financial condition and liquidity.
Although the United capacity purchase agreement provides that United sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement, aircraft fuel is critical to Air Wisconsin’s operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are also impacted by factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, can potentially drive rapid changes in fuel prices in short periods of time. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may eventually impact the amount of flying that United schedules Air Wisconsin to perform. Any such schedule reductions may impact Air Wisconsin’s operating results. In addition, since single class 50 seat aircraft, such as those in Air Wisconsin’s fleet, are less fuel efficient than certain larger aircraft, increased fuel costs affects Air Wisconsin’s competitiveness in the industry.
The occurrence of an aviation accident or incident involving Air Wisconsin or its aircraft type could negatively impact our business, financial condition and operating results.
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
Given that Air Wisconsin currently operates a single aircraft type, any accident or incident involving the
CRJ-200
regional jet aircraft type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations, its relationship with United, and our financial results. In addition, certain non-carrier-specific
groundings of at least a specified number of Air Wisconsin’s aircraft would provide United the right to terminate the United capacity purchase agreement.

Further, any accident or incident involving a
CRJ-200
regional jet, regardless of the operator or geographic location of the incident, could cause a public perception that the aircraft type is less safe and reliable than other aircraft types, which could negatively impact our business, financial condition and operating results. Any such accident or incident could result in an acceleration of the implementation of fleet strategy changes by major air carriers that would reduce or eliminate the use of
50-seat
aircraft, including the
CRJ-200
regional jet.
Air Wisconsin is subject to significant governmental regulation and potential regulatory changes.
All air carriers, including Air Wisconsin, are subject to regulation by the U.S. Department of Transportation (“DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. In addition, airports and municipalities enact rules and regulations that affect Air Wisconsin’s operations. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of Air Wisconsin’s aircraft for any reason may have a material adverse effect on Air Wisconsin’s operations and our financial condition. Further, Air Wisconsin’s business may be subject to additional costs as a result of potential regulatory changes, which additional costs could have an adverse effect on our operating results.
Air Wisconsin is subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
Air Wisconsin is subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require Air Wisconsin to reduce its emissions, secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of its operations to reduce emissions. Future policy, legal, and regulatory developments relating to the protection of the environment could have a direct effect on its operations (or an indirect effect through its third-party providers of parts or services or airport facilities at which it operates) and increase its costs and have a material adverse effect on its operations. Any such developments could have an adverse impact on our business, results of operations and financial condition.
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
The restrictions on foreign ownership of Air Wisconsin’s equity securities may impair or prevent a sale of common stock by a stockholder of the Company and may adversely affect the trading price or trading volume of the Company’s common stock.
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
The trading price of the Company’s common stock has been volatile. We believe the Company’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•
the possibility that United will not agree to extend the United capacity purchase agreement or enter into a new agreement on commercially reasonable terms or at all, or that United elects to terminate the United capacity purchase agreement prior to the expiration of the term as a result of the occurrence of a termination event specified in the agreement;

•	market perceptions and speculation as to the future terms of any capacity purchase agreement we may enter into with United or any other airline partner;

•	future announcements regarding fleet strategy changes by major air carriers, including regarding any decision to reduce or eliminate single class 50-seat aircraft;

•	the impact of the COVID-19 pandemic or other pandemics and widespread outbreaks of communicable diseases on passenger demand for air travel, consumer behavior and tourism;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations and our actual or perceived need for additional capital;

•	market perceptions about our financial stability and the financial stability of Air Wisconsin’s business partners;

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

•	bankruptcies or other financial issues impacting Air Wisconsin’s business partners or competitors;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	purchases or sales of shares of the Company’s common stock pursuant to the Company’s publicly announced stock repurchase program or otherwise;

•	the illiquidity of the Company’s common stock;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the impact of the application of accounting guidance;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions; and

•
actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, and changes in discretionary spending and consumer confidence.

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
The concentration of ownership of the Company’s capital stock among a small number of stockholders could allow such stockholders to exert significant influence over the Company’s business plans and strategic objectives, control all matters submitted to the Company’s stockholders for approval, or deter a change in control transaction, any of which could negatively affect the trading price or trading volume of its common stock.
As of December 31, 2021, the Company had 53,316,299 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 28.7% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 23.6% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock).
The shares of Series C Preferred are generally authorized to vote with the Company’s common stock. As a result, Amun and Southshore collectively control a majority of the voting power of the Company’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to the Company’s stockholders for approval. These stockholders may manage the Company’s business in ways with which certain investors may disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving the Company’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of the Company’s common stock.

Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun and his ownership of equity interests in Amun. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore and his ownership of equity interests in Southshore. Accordingly, Mr. Bartlett may be able to exercise influence over decisions involving the voting or disposition of shares of the Company’s capital stock. However, Mr. Bartlett does not control voting or investment decisions made by either Amun or Southshore.
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
Quarterly Reports on Form
10-Q
and Current Reports on Form
8-K,
the audit of the consolidated financial statements contained within this Annual Report in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. The Company expects to incur significant additional costs relating to its public reporting obligations, which could have a negative impact on the Company’s results of operations.
The Company would again become eligible to suspend its public reporting obligations if it (i) determines in accordance with applicable SEC rules it has fewer than 300 stockholders of record as of certain points in time, (ii) does not file registration statements pursuant to the Securities Act (which it does not currently intend to do), and (iii) meets certain other requirements under applicable SEC rules. If the Company becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which would result in the Company no longer being required to file SEC reports. If the Company ceases filing reports and other information with the SEC, it would significantly reduce the amount of publicly available information about the Company and its business and operations, which could have the effect of reducing the trading volume and price of the Company’s common stock.
Further, notwithstanding that the Company is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, the Company does not have a class of securities registered pursuant to Section 12 of the Exchange Act. As a result, the Company is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, there may be significantly less information available about the Company, including its governance policies and ownership structure, than is available for other public reporting companies, which could have the effect of further reducing demand for the Company’s common stock and the trading price.

Provisions in the Company’s governing documents and the United capacity purchase agreement might deter acquisition bids, which could adversely affect the value of the Company’s common stock.
The Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, contain provisions that, among other things:

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
The Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, limit certain transfers of the Company’s stock in order to preserve the Company’s ability to use its net operating loss carryforwards, which could adversely affect the trading price of its common stock.
To reduce the risk of a potential adverse effect on the Company’s ability to use its current or future net operating loss carryforwards for federal income tax purposes, the Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, prohibit certain transfers of shares of the Company’s capital stock that could result in adverse tax consequences by impairing the Company’s ability to utilize its net operating loss carryforwards. These transfer restrictions are subject to a number of rules and exceptions, and generally may only be repealed or amended by the affirmative vote of the holders of at least two-thirds
of the outstanding shares of the Company’s capital stock. These transfer restrictions apply to the beneficial owners of the shares of the Company’s capital stock. The transfer restrictions contained in the Company’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may limit demand for the Company’s common stock, which may adversely affect the trading price. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial.

The Company currently does not intend to pay dividends on its common stock and, consequently, the only opportunity to achieve a return on an investment in the Company’s common stock may be the appreciation in value of the Company’s common stock.
The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. The United capacity purchase agreement, Air Wisconsin’s credit agreements and the agreements that Air Wisconsin has entered into with the Treasury for payroll support contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. Any future determination to pay dividends will be at the discretion of the board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Annual Report, the trading price may not appreciate and may decline significantly.
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
Complying with the requirements of public reporting companies under the Exchange Act, including the requirement for management to assess our disclosure controls and procedures and internal control over financial reporting, could increase our operating costs and divert management’s attention from executing our business strategy.
We are subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that we file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs, made some of our business activities more difficult or costly, and increased demands on our management team. Significant additional resources and management oversight may be required to maintain and, as required, enhance our disclosure controls and procedures and internal control over financial reporting, which could have an adverse impact on our business and operating results.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot be certain that we will be successful in preventing or remediating future material weaknesses or significant deficiencies in internal control over financial reporting. We expect to continue to incur significant costs and diversion of management resources in an effort to enhance our controls and procedures. These efforts may divert management’s attention from other business concerns, which could harm our business and results of operations. Any newly identified material weaknesses could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of the Company’s common stock.

Share repurchases could increase the volatility of the trading price of the Company’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
The board of directors has adopted a stock repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time. During the year ended December 31, 2021, the Company purchased an aggregate of 1,547,006 shares of its common stock pursuant to the repurchase program. Although the board of directors has authorized the repurchase program, and the Company has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time. Repurchases of the Company’s common stock could increase the volatility of the trading price and reduce the trading volume, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of the Company’s common stock may decline below the levels at which we repurchased shares. Although the repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so.
The Company may be at increased risk of securities class action and other litigation.
In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations. As a result of our compliance with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, is publicly available, which may result in threatened or actual litigation or other disputes with our stockholders, our employees or other constituents. If such claims are successful, our business and results of operations could suffer and, even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.
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
Aircraft Fleet
As of December 31, 2021, Air Wisconsin owned 64
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
The following table summarizes Air Wisconsin’s ASMs flown and contract revenue recognized under the United capacity purchase agreement for the years ended December 31, 2021 and 2020, respectively.

Year Ended December 31, 2021			Year Ended December 31, 2020
Available Seat Miles	Contract Revenue	Contract Revenue per ASM	Available Seat Miles	Contract Revenue	Contract Revenue per ASM
(in thousands, except in cents)			(in thousands, except in cents)
1,310,157	$ 247,519	¢ 18.89	864,494	$ 185,866	¢ 21.50

Facilities
In addition to aircraft, Air Wisconsin has offices, crew bases and maintenance facilities to support its operations. All of Air Wisconsin’s material facilities (other than those provided by United under the United capacity purchase agreement) held as of December 31, 2021 are summarized in the following table:

Type	Location	Ownership	Approximate Square Footage
Corporate Headquarters	Appleton, WI	Leased	20,140
Maintenance Hangar	Appleton, WI	Leased	37,200
Disaster Recovery Center	Appleton, WI	Leased	2,610
Maintenance Hangar	Dayton, OH	Leased	21,500
Maintenance Hangar	Milwaukee, WI	Leased	60,000
Crew Base	Milwaukee, WI	Leased	2,800
Crew Base	Dayton, OH	Leased	1,685
Maintenance Hangar	Columbia, SC	Leased	33,500
All leases above expire between August 2022 and November 2033.
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
Holders of Record
As of January 1, 2022, there were approximately 406 holders of record of the Company’s common stock. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, not all of which are known to the Company, the Company is unable to provide the exact number of stockholders represented by these record holders.
The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company, LLC.
Dividends
The Company has not declared or paid any cash dividends on its capital stock. The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. In addition, the agreements that Air Wisconsin has entered into with the Treasury to provide payroll support contain various covenants that prevent the Company from paying dividends prior to certain dates. As a result, the source of any future dividends may be limited to existing cash available at the Company and from its subsidiaries other than Air Wisconsin. Any future determination to pay dividends will be at the discretion of the Company’s board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements, business prospects and such other factors as the Company’s board of directors deems relevant.
Unregistered Sales of Equity Securities
There were no unregistered sales of the Company’s equity securities during the year ended December 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 30, 2021, the Company’s board of directors adopted a stock repurchase program pursuant to which the Company could repurchase up to $1.0 million of shares of its common stock from time to time during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. The Company may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule
10b5-1
under the Exchange Act, or subject to Rule
10b-18
under the Exchange Act. The Company is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

Below is a summary of stock repurchase activity under the Company’s stock repurchase program during the three months ended December 31, 2021:

	Total number of shares purchased (1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
October 1 – October 31, 2021	137,914	$1.92	$264,140	$4,764,860
November 1 – November 30, 2021	255,187	$1.93	$491,372	$5,273,488
December 1 – December 31, 2021	430,433	$1.99	$855,394	$5,418,094
Total	823,534	$1.96	$1,610,906	$5,418,094

(1)
All of the reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to
Rule 10b5-1 under
the Exchange Act and in compliance with
Rule 10b-18 under
the Exchange Act.

The Company acquired 1,547,006 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2021.
In January 2022, the Company entered into an agreement with one of its stockholders, pursuant to which the Company agreed to repurchase 5,437,500 shares of common stock for an aggregate purchase price equal to $5,655,190 pursuant to the settlement of a claim the Company had against the stockholder.
No “affiliated purchaser” of the Company acquired any shares of the Company’s equity securities during the fiscal year ended December 31, 2021.

ITEM 6.	SELECTED FINANCIAL DATA.
As a “smaller reporting company,” we are not required to provide information in response to this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements, accompanying notes, and other financial information included within this Annual Report on Form
10-K
for the year ended December 31, 2021 (this “Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview
Harbor Diversified, Inc. (“Harbor”) is a
non-operating
holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating
entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as “Harbor.”
For the year ended December 31, 2021, Air Wisconsin operated a fleet of 64
CRJ-200
regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. More than 99% of our operating revenues for the years ended December 31, 2021 and December 31, 2020 was derived from operations associated with the United capacity purchase agreement.
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
In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, provided relief on certain scheduling requirements and settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours after a certain date. Currently, a dispute exists under the United capacity purchase agreement with respect to certain amounts owed to Air Wisconsin by United. We cannot predict the outcome of this dispute on the negotiation of an extension to the United capacity purchase agreement, the execution of a new agreement with United, or our relationship with United generally.

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

•	enhance Air Wisconsin’s aircraft cleaning and sanitation procedures;

•	provide gloves, masks, and other personal protective equipment for crew members;

•	provide options to Air Wisconsin’s employees who are diagnosed with COVID-19, including pay protection and extended leave options;

•	provide financial incentive to employees to encourage vaccination and booster shots;

•	implement workforce social distancing, mask requirements and other protection measures, and enhanced cleaning of our facilities; and

•	provide regular, ongoing communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.
Reduction in Demand for Air Travel
Public concerns about the
COVID-19
virus, as well as the various governmental guidelines and restrictions adopted to limit the spread of the virus, have had a material adverse impact on passenger demand for air travel since the beginning of the pandemic. While passenger demand for air travel has generally increased in recent months as a result of the easing of certain of these guidelines and restrictions, as well as expanded availability and adoption of vaccines, United has stated that it expects demand will remain below pre-pandemic
levels throughout 2022.
Notwithstanding the significant negative impact to our business and the airline industry, Air Wisconsin’s receipt of governmental assistance under the SBA Loan and the Payroll Support Program (each as described below), has mitigated to some extent the adverse impacts of the
COVID-19
pandemic.
Labor Shortages
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As a result of the reduced flying caused by the
COVID-19
pandemic, the shortage was temporarily abated. However, as flight demand increased, the shortage has become acute, particularly for regional airlines such as Air Wisconsin due to a number of factors, including retirements and employees seeking opportunities at mainline carriers and in other industries. Air Wisconsin’s monthly departures and scheduled block hours generally increased from June 2020 until October 2021. However, departures and scheduled block hours rarely reached pre-pandemic
levels and have declined slightly since October 2021, mostly as a result of pilot shortages.
Impact on Competitive Environment
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

Operational Challenges
During the early stages of the
COVID-19
pandemic, Air Wisconsin’s scheduled departures and block hours were significantly reduced. As flight demand increased, Air Wisconsin’s scheduled departures and block hours increased significantly through October 2021. However, the effects of the
COVID-19
pandemic, the industry wide pilot and mechanic shortages, and the significant increase in scheduled departures and block hours increased Air Wisconsin’s costs and negatively affected its operations in the second half of 2021 in several respects:

•	Air Wisconsin had to cancel certain flights due to staffing issues, which is consistent with trends experienced across the airline industry;

•	the cost of certain maintenance activities increased as a result of supply chain issues;

•	Air Wisconsin experienced delays and increased cost in obtaining third party maintenance services;

•	aircraft maintenance and repair costs, as well as payroll costs, increased as a result of increased flying levels across our industry;

•
one of Air Wisconsin’s maintenance bases was closed for six days as a result of an outbreak of
COVID-19,
which required moving aircraft to different maintenance bases and the use of third-party maintenance providers;

•
certain changes in the flight schedules that United assigned to Air Wisconsin resulted in insufficient utilization of Air Wisconsin’s maintenance bases, which led to increases in Air Wisconsin’s expenses; and

•
these operational and performance issues negatively impacted the incentive payments Air Wisconsin received under the United capacity purchase agreement and in some cases required the payment of penalties.

Paycheck Protection Program
In April 2020, Air Wisconsin received a $10.0 million loan (“SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The loan was forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, lease payments, and utility payments. The entire principal amount and accrued interest were forgiven in August 2021 in the amount of $10.1 million, which was recorded as gain on extinguishment of debt in the consolidated statements of operations.
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
In December 2020, the federal Consolidated Appropriations Act of 2021 (“PSP Extension Law”) was adopted, which provided for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement with the Treasury (the
“PSP-2
Agreement”), which is substantially similar to the
PSP-1
Agreement. Air Wisconsin received approximately $33.0 million pursuant to the
PSP-2
Agreement, all of which was received in the six months ended June 30, 2021.
In March 2021, the federal American Rescue Plan Act of 2021 (“American Rescue Plan”) was adopted, which provided further payroll support to eligible air carriers. In June 2021, pursuant to the American Rescue Plan, the Treasury entered into a Payroll Support Program 3 Agreement with Air Wisconsin (the
“PSP-3
Agreement” and, together with the
PSP-1
Agreement and the
PSP-2
Agreement, the “PSP Agreements”), which is substantially similar to the
PSP-1
Agreement and the
PSP-2
Agreement. Air Wisconsin received approximately $33.3 million pursuant to the
PSP-3
Agreement, all of which was received in the six months ended September 30, 2021.

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
For additional information, refer to Note 8,
Commitments and Contingencies,
in our audited consolidated financial statements within this Annual Report.
Employee Retention Credit
Air Wisconsin received an employee retention credit of approximately $1.1 million in 2021 pursuant to the CARES Act for payroll expenses incurred in 2020.
2021 Financial Highlights
For the year ended December 31, 2021, we had total operating revenues of $247.6 million, a 33.1% increase, compared to $185.9 million for the year ended December 31, 2020. Net income for the year ended December 31, 2021 was $92.6 million, or net income of $1.69 per basic share and $1.29 per diluted share, compared to net income of $39.8 million, or $0.71 per basic share and $0.56 per diluted share, for the year ended December 31, 2020. For additional information, refer to Note 12,
Earnings per Share and Equity
, and Note 13,
Stock Options
, in our audited consolidated financial statements included in this Annual Report.
Revenue
The number of aircraft we have in scheduled service and the block hours and departures we generate from our flights are primary drivers of our revenues under the United capacity purchase agreement. As a result of greater passenger demand since the beginning stages of the
COVID-19
pandemic, block hours increased from 74,438 during the year ended December 31, 2020 to 116,081 during the year ended December 31, 2021, or by 55.9%, and our number of departures increased from 52,405 in 2020 to 80,927 in 2021, or by 54.4%.
Primarily as a result of the increased flight schedules during the year ended December 31, 2021 compared to the year ended December 31, 2020, revenues from the United capacity purchase agreement increased by 33.2% to $247.5 million. Furthermore, we deferred recognizing revenue of $1.6 million related to fixed payments received under the United capacity purchase agreement during the year ended December 31, 2021, compared to $43.2 million during the year ended December 31, 2020, consistent with recognizing this revenue based on current and estimated future departures. For additional information, refer to the section entitled “Critical Accounting Policies –
Revenue Recognition
.” However, as a result of the October 2020 amendment to the United capacity purchase agreement, we recognized $17.1 million of revenue during the year ended December 31, 2021 as compared to $28.7 million of revenue during the year ended December 31, 2020, resulting from the payment or accrual by United to Air Wisconsin based on certain scheduling benchmarks and the settlement of certain other outstanding items. For additional information, refer to Note 1, Summary of Significant Accounting Policies –
Contract Revenues
, in our audited consolidated financial statements included in this Annual Report.

Operating Expenses
Our total operating expenses decreased $0.2 million, or 0.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Although our year over year operating expenses were relatively unchanged, the increased number of flights we operated as a result of the increase in passenger demand since the beginning stages of the
COVID-19
pandemic resulted in a $16.4 million increase in aircraft maintenance and repair costs and a $7.8 million increase in payroll expense, partially offset by a $6.6 million decrease in aircraft rent due to the acquisition of formerly leased aircraft in 2020. Furthermore, we recorded an additional $24.1 million in payroll support grants received from the Treasury as an offset to our operating expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020. For additional information, refer to the section entitled “–
Results of Operations—Operating Expenses
.”
Stock Repurchase Program
Harbor’s board of directors has adopted a stock repurchase program pursuant to which Harbor could initially repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule
10b5-1
under the Exchange Act, or subject to Rule
10b-18
under the Exchange Act. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired 1,547,006 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2021.
Economic Conditions, Challenges and Risks Impacting Financial Results
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
Extension of United Capacity Purchase Agreement
. The United capacity purchase agreement expires in February 2023. Air Wisconsin and United are in active negotiations regarding the extension of the agreement or the execution of a new agreement, although we can provide no assurance that any agreement will be reached. Accordingly, Air Wisconsin is exploring a commercial agreement with another major airline partner, as well as other business strategies to take advantage of anticipated demand for regional air services.
Contract Dispute
. More than 99% of our operating revenues for the year ended December 31, 2021 were derived from operations associated with the United capacity purchase agreement. Agreements such as the United capacity purchase agreement are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute exists under the United capacity purchase agreement with respect to certain amounts owed to Air Wisconsin by United. We cannot predict the outcome of this dispute.
Industry Volatility
. The airline industry is volatile and affected by numerous factors, such as tourist activity, consumer confidence, discretionary spending, fare initiatives, fuel prices, labor actions, global pandemics, outbreak of war or hostilities, changes in governmental regulations, government sanctions, changes in taxes and fees, and weather. These factors have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional airlines. Historically, capacity purchase agreements shelter regional airlines from some of these factors.
Competition
.
The airline industry is highly competitive. Air Wisconsin competes principally with other regional airlines. We believe that major airlines typically award capacity purchase agreements to regional airlines based on the following criteria: aircraft fleet type; ability to fly proposed schedules; availability of labor resources, including pilots; proposed economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors. The extension of the United capacity purchase agreement, the execution of a new agreement with United, or the pursuit of a commercial agreement with another major airline partner will depend, in significant part, on Air Wisconsin’s ability to maintain a cost structure competitive with other regional air carriers, attract and retain qualified pilots, and maintain operational reliability. However, we continue to believe there will be strong demand from major airlines for regional air services, and we seek to continue to position Air Wisconsin to take advantage of this anticipated demand.

Maintenance Contracts, Costs and Timing
.
Air Wisconsin’s employees perform routine airframe and engine maintenance along with periodic inspections of equipment at its maintenance facilities. It also uses third-party vendors for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for Air Wisconsin’s aircraft. As of December 31, 2021, the average age of Air Wisconsin’s
CRJ-200
regional jets was approximately 19.3 years. We expect that maintenance costs will increase as its fleet continues to age. We use the direct expense method of accounting for Air Wisconsin’s maintenance of airframes, rotable parts, and normal recurring maintenance and for Lotus’ maintenance of engines, pursuant to which we recognize the expense when the maintenance work is completed. We use the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled shop visit. While Air Wisconsin keeps a record of expected maintenance events, the actual timing and costs of maintenance expense are subject to variables, such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs.
Aircraft Leases
. During the year ended December 31, 2020, in three different transactions, Air Wisconsin acquired all thirteen of the remaining operational aircraft that were under various lease agreements.
Labor
.
The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2021, Air Wisconsin had 1,212 full-time employees and 36 part-time employees, for a total of 1,248 employees, of which 995 were represented by unions. Air Wisconsin’s collective bargaining agreement with its pilots, represented by the Airline Pilots Association, is amendable in November 2022 and its collective bargaining agreement with its flight attendants, represented by the Association of Flight Attendants-CWA, is amendable in October 2022. Air Wisconsin’s collective bargaining agreement with its dispatchers represented by the Transport Workers Union of America, is amendable and is in mediated negotiations. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with Air Wisconsin’s unionized employees may adversely affect Air Wisconsin’s ability to conduct business.
Availability and Training of Qualified Pilots
. On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which, among other things, increased the required training time for new airline pilots from 250 hours to 1,500 hours of flight time. These changes dramatically reduced the supply of qualified pilot candidates eligible for hiring by the airline industry and, in response, regional airlines implemented significant pilot wage and bonus increases. In recent years, Air Wisconsin experienced a significant increase in pilot attrition, and our results of operations may be negatively impacted if Air Wisconsin is unable to hire and train pilots in a timely manner.
Refer to the section entitled “
Risk Factors
” within this Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.
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

Operating Revenues
Our consolidated operating revenues consist primarily of contract revenues from flight services.
Contract Revenues
. Contract revenues consist of the fixed monthly amounts per aircraft received pursuant to the United capacity purchase agreement, along with the additional amounts received based on the number of departures and block hours flown. The United capacity purchase agreement includes provisional cash payments four times per month based on a projected level of flying each month. Air Wisconsin and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis. In addition, contract revenues in 2021 and 2020 include the impact of the amendment to the United capacity purchase agreement that Air Wisconsin entered into in October 2020 which, among other things, provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The accruals are evidenced by notes receivable from United to Air Wisconsin.
Contract Services and Other
.
Contract services and other revenue are not material and primarily consist of the sale of parts.
Operating Expenses
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs
.
Payroll and related costs primarily relate to wages, benefits and payroll taxes for all Air Wisconsin’s employees, as well as costs related to lodging of our flight crews and crew training expenses.
Aircraft Fuel and Oil
. Substantially all aircraft fuel and related fueling costs for flying under the United capacity purchase agreement are directly paid and supplied by United; we do not record any revenue or expense for such fuel. We include the cost of aircraft oil, which we are responsible for under the United capacity purchase agreement, although that expense is not material.
Aircraft Maintenance, Materials and Repairs
.
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
Aircraft Rent
.
Aircraft rent includes costs related to leased aircraft, including any lease termination expenses related to aircraft acquired prior to the end of their lease term.
Other Rents
.
Other rents include expenses related to leased engines, costs related to leased flight simulators used to train Air Wisconsin’s pilots, and building rents such as crew and maintenance bases and corporate office space.
Depreciation, Amortization and Obsolescence
.
Depreciation expense is a periodic
non-cash
charge primarily related to aircraft, engine and rotable parts depreciation. Obsolescence expense is a periodic non-cash
charge primarily related to the provision for obsolescence on our expendable aircraft parts.
Purchased Services and Other
.
Purchased services and other expense primarily includes third-party aircraft line maintenance support in Chicago (O’Hare) and Washington (Dulles), information technology systems, legal fees, professional and technical fees, insurance and property taxes and other administrative expenses. The majority of insurance and property taxes are pass-through costs to United.

Other (Expense) Income, Net
Interest Expense
.
Interest expense is interest primarily relating to Air Wisconsin’s debt under the Aircraft Credit Agreements and certain other credit agreements.
Interest Income
.
Interest income includes interest income earned on our cash and cash equivalent balance and notes receivable due from United.
Other
.
Other income (expense) includes income (expense) derived from activities not classified in any other area of the consolidated statements of operations.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification (ASC) 280, “
Segment Reporting,
” we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flight services in accordance with the United capacity purchase agreement. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the board of directors. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operate as one operating and reportable segment.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
We had operating income of $105.2 million in the year ended December 31, 2021, compared to $43.4 million in the year ended December 31, 2020. In the year ended December 31, 2021, we had net income of $92.6 million compared to $39.8 million in the year ended December 31, 2020.
Operating Revenues

	Year Ended December 31,
	2021		2020		Change
Operating Revenues ($ in thousands):
Contract Revenues	$247,519		$185,866		$61,653		33.2%
Contract Services and Other	60		83		(23)		(27.7)%

Total Operating Revenues	$247,579		$185,949		$61,630		33.1%

Operating Data:
Available Seat Miles (ASMs) (in thousands)	1,310,157		864,494		445,663		51.6%
Actual Block Hours	116,081		74,438		41,643		55.9%
Actual Departures	80,927		52,405		28,522		54.4%
Revenue Passenger Miles (RPMs) (in thousands)	1,041,763		501,636		540,127		107.7%
Average Stage Length (in miles)	327		335		(8)		(2.4)%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	18.89	¢	21.50	¢	(2.61	) ¢	(12.1)%
Passengers	3,082,394		1,444,274		1,638,120		113.4%

The increase in departures and RPMs during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to an increase in flying under the United capacity purchase agreement. As a result of the increased demand for air travel since the beginning stages of the
COVID-19
pandemic, total operating revenues increased by $61.6 million, or 33.1%, during the year ended December 31, 2021, compared to the year ended December 31, 2020. Air Wisconsin’s block hours flown during the year ended December 31, 2021 increased 55.9%, compared to the year ended December 31, 2020.
Operating Expenses
The following table sets forth our operating expenses and associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$106,881	$99,100	$7,781	7.9%
Aircraft Fuel and Oil	171	55	116	210.9%
Aircraft Maintenance, Materials and Repairs	43,742	27,350	16,392	59.9%
Aircraft Rent	67	6,713	(6,646)	(99.0)%
Other Rents	5,375	4,580	795	17.4%
Depreciation, Amortization and Obsolescence	26,552	27,222	(670)	(2.5)%
Payroll Support Program	(66,316)	(42,185)	(24,131)	57.2%
Purchased Services and Other	25,938	19,764	6,174	31.2%

Total Operating Expenses	$142,410	$142,599	$(189)	(0.1)%

Payroll and Related Costs
. Payroll and related costs increased $7.8 million, or 7.9%, to $106.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by an increase in crew wages, bonuses and training expenses of $8.8 million and personnel expenses of $3.0 million. These increases were offset by other wages, taxes and benefits which decreased by $2.6 million, inclusive of a refund claim for the employee retention credit in the amount of $1.1 million, and a decrease in management wages of $1.1 million.
Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the years ended December 31, 2021 and 2020 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. This increase was primarily due to an increase in the number of flights we operated.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $16.4 million, or 59.9%, to $43.7 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily driven by an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation.
Aircraft Rent
. Aircraft rent expense decreased $6.6 million, or 99.0%, to $0.07 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was due to Air Wisconsin’s acquisition of its remaining operating leased aircraft during 2020. Air Wisconsin incurred $0.07 million in aircraft rent expense in 2021 for a
CRJ-700
that was leased for the purpose of adding that aircraft type to its FAA Operations Specifications. For additional information, refer to Note 4,
Property and Equipment
, in our audited consolidated financial statements included in this Annual Report.
Other Rents
. Other rents expense increased $0.8 million, or 17.4%, to $5.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to an increase of $0.8 million in flight training simulator rental expense.

Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense decreased $0.7 million, or 2.5%, to $26.6 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to the retirement of leasehold improvements in 2020 on formerly leased aircraft and the retirement of a spare engine. For additional information, refer to Note 4,
Property and Equipment
, in our audited consolidated financial statements included in this Annual Report.
Payroll Support Program
. The proceeds of the Treasury Payroll Support received pursuant to the PSP Agreements are recorded in cash and cash equivalents when received and were recognized as a reduction in expense over the periods that the funds are intended to offset payroll expenses. For the years ended December 31, 2021, and December 31, 2020, Air Wisconsin received and recognized approximately $66.3 million and $42.2 million, respectively, under the Payroll Support Program.
Purchased Services and Other
. Purchased services and other expense increased $6.2 million, or 31.2%, to $25.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily due to an increase in outside services, consisting primarily of aircraft line and on call maintenance, of $6.0 million, an increase in insurance expense of $1.1 million, an increase in supplies of $0.5 million, and an increase of $0.4 million of other credits, partially offset by a decrease in legal expense of $0.5 million, a decrease in professional and technical fees, consisting primarily of consulting and auditing services of $0.3 million, and a decrease in property tax expense of $0.3 million. The year ended December 31, 2021 included a net gain on disposal of assets of $0.3 million compared to a net loss of $0.4 million on disposal of assets in the year ended December 31, 2020.
Other Income (Expense)
Interest Income
. Interest income increased $1.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to an increase in interest earned on the long-term notes receivable due from United.
Interest Expense
. Interest expense decreased by $0.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the significant prepayment of debt in 2021. For additional information, refer to the section entitled “
– Debt and Credit Facilities
” and Note 6,
Debt
, in our audited consolidated financial statements included in this Annual Report.
Loss on Marketable Securities
.
Loss on marketable securities was $1.2 million for the year ended December 31, 2021. The loss reflects the change in market value and sales of securities for the year ended December 31, 2021. There were no marketable securities held during the year ended December 31, 2020.
Gain on Extinguishment of Debt.
Gain on extinguishment of debt was $10.4 million for the year ended December 31, 2021. A gain of $10.1 million resulted from the forgiveness of the SBA Loan with the remainder attributable to the prepayment of debt. For additional information refer to Note 6,
Debt
, in our audited consolidated financial statements included in this Annual Report.
Other, Net
. Other income increased by $2.5 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase primarily consists of dividend income of $2.5 million from investments in marketable securities.
Net Income
Net income for the year ended December 31, 2021 was $92.6 million, or $1.69 per basic share and $1.29 per diluted share, compared to net income of $39.8 million, or $0.71 per basic share and $0.56 per diluted share for the year ended December 31, 2020. For additional information, refer to Note 12,
Earnings per Share and Equity
, in our consolidated financial statements included in this Annual Report.
The increase in net income for the year ended December 31, 2021 primarily resulted from increased revenues as a result of increased demand for air travel and slightly overall lower operating expenses, as a result of the increase in the contra-expense related to funds received under the Payroll Support Program, and the gain resulting from the forgiveness of the SBA Loan. Although overall operating expenses were slightly lower in the year ended December 31, 2021 when compared to the year ended December 31, 2020, there were significant increases in aircraft maintenance and repair costs as well as payroll and related costs resulting from the increased flying levels.

Income Taxes
In the year ended December 31, 2021, our effective tax rate was 21.5%, compared to 5.8% in the year ended December 31, 2020. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax provision of $25.4 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively.
The income tax provision for the year ended December 31, 2021 resulted in an effective tax rate of 21.5%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.
The income tax provision for the year ended December 31, 2020 resulted in an effective tax rate of 5.8%, which differed from the U.S. federal statutory rate of 21% primarily due to the impact of state taxes, permanent differences between financial statement and taxable income and changes in federal and state valuation allowances against deferred tax assets. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.
As of December 31, 2021, we did not have a federal net operating loss carryforward. Our state net operating loss carryforward was approximately $0.7 million. The state net operating losses expire beginning in 2024, with some states having either longer expiration periods or none at all.
For additional information, refer to Note 5,
Income Taxes
, in our audited consolidated financial statements included in this Annual Report.
Liquidity and Capital Resources
Although Air Wisconsin’s departures and block hours generally increased through the year ended December 31, 2021 and the date of this filing, the
COVID-19
pandemic continues to evolve. As such, the ongoing impact that the pandemic will have on our financial condition, results of operations, and liquidity remains highly uncertain. Management is actively monitoring the impact on our operations, airline partner, suppliers, industry, and workforce. We are taking actions based on currently available information to address the changing business environment; however, we cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on our business.
Sources and Uses of Cash
Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, Air Wisconsin’s cash flows from operations, and its receipt of governmental assistance under the SBA Loan and the Payroll Support Program. As of December 31, 2021, our cash and cash equivalents balance was $37.2 million and we held $138.4 million of marketable securities. For the year ended December 31, 2021, we generated cash flows from operations of $94.2 million, which included $66.3 million received pursuant to the Payroll Support Program. In the near term, Air Wisconsin expects to fund its liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances.
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, maintenance, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period, based in part on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the year ended December 31, 2021, we paid $3.6 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.
Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of December 31, 2021, Harbor had no indebtedness, and Air Wisconsin had $67.6 million in secured indebtedness, including $5.9 million of short-term indebtedness and $61.7 million of long-term indebtedness, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to the section entitled “
– Debt and Credit Facilities
” and Note 6,
Debt
, in our audited consolidated financial statements included in this Annual Report.
The United capacity purchase agreement and Air Wisconsin’s credit agreements with its lender contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends or distributions to Harbor. In addition, the PSP Agreements prevent Air Wisconsin from paying dividends prior to certain dates.
We believe our available working capital and anticipated cash flows from operations will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.
Restricted Cash
As of December 31, 2021, in addition to cash and cash equivalents of $37.2 million, the Company had $1.4 million in restricted cash which primarily relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s performance of its obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secure the credit facility.
Cash Flows
The following table presents information regarding our cash flows for each of the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Change
Net Cash Flow Provided by Operating Activities	$94,213	$73,178	$21,035	28.7%
Net Cash Flow Used in Investing Activities	(143,135)	(8,654)	(134,481)	1,554.0%
Net Cash Flow Used in Financing Activities	(43,652)	(3,604)	(40,048)	1,111.2%

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(92,574)	60,920	(153,494)	(252.0)%
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	131,193	70,273	60,920	86.7%

Cash, Cash Equivalents and Restricted Cash at End of Year	$38,619	$131,193	$(92,574)	(70.6)%

Net Cash Flows Provided by Operating Activities
During the year ended December 31, 2021, our net cash flows provided by operating activities were $94.2 million. We had net income of $92.6 million, which was primarily due to increased revenues as a result of the increase in demand for air travel, and slightly lower overall expenses when compared to the year ended December 31, 2020, which was due in part to payroll support received under the Payroll Support Program. Net cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $24.9 million, contract liabilities of $22.6 million, and accounts payable of $8.3 million, partially offset by decreases in cash primarily related to the gain on extinguishment of debt of $10.4 million, long-term deferred revenues of $21.7 million, notes receivable of $15.1 million, and $6.0 million of deferred income taxes.
During the year ended December 31, 2020, our net cash flows provided by operating activities was $73.2 million. We had net income of $39.8 million, which was primarily due to lower expenses as a result of payroll support received under the PSP Agreements, and lower expenses related to reduced flying activity, further adjusted for increases in cash primarily related to long-term deferred revenue of $30.7 million under the United capacity purchase agreement, depreciation and engine overhaul amortization of $28.5 million, $2.5 million related to operating lease right-of-use
assets, contract liabilities of $12.3 million and deferred income taxes of $3.6 million, partially offset by decreases in cash primarily related to notes receivable of $32.4 million, accounts payable of $7.8 million, amortization of contract costs of $2.5 million, prepaid expenses of $1.9 million and accounts receivable of $2.4 million.
Net Cash Flows Used in Investing Activities
During the year ended December 31, 2021, our net cash used in investing activities was $143.1 million resulting primarily from investments in marketable securities.
During the year ended December 31, 2020, our net cash flow used in investing activities was $8.7 million resulting primarily from the purchase of aircraft and an investment in rotable parts and engine overhauls to support Air Wisconsin’s fleet under the United capacity purchase agreement.
Net Cash Flows Used in Financing Activities
During the year ended December 31, 2021, our net cash used in financing activities was $43.7 million, reflecting $40.1 million in repayments of long-term debt, $0.8 million of dividends paid on the Series C Preferred, and $2.8 million to repurchase shares of our common stock.
During the year ended December 31, 2020, our net cash used in financing activities was $3.6 million, reflecting Air Wisconsin’s receipt of a $10.0 million loan under the PPP established pursuant to the CARES Act, partially offset by a dividend payment of $0.8 million on the Series C Preferred and payments of long-term debt of $12.8 million.
Commitments and Contractual Obligations
In June 2021, Air Wisconsin prepaid approximately $11.2 million of debt outstanding under the Aircraft Notes due December 31, 2025, and approximately $17.0 million of the principal amount outstanding under a credit agreement due 2022 along with all interest due as of June 30, 2021. The prepayment under the Aircraft Notes resulted in a $0.2 million gain on extinguishment of debt due to the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt.
In August 2021, the SBA granted forgiveness of the $10.0 million SBA Loan. The accrued interest in the amount of $0.1 million was also forgiven. The forgiveness resulted in a $10.1 million gain on extinguishment of debt.
In September 2021, Air Wisconsin prepaid the remaining amount due under the credit agreement due 2022 in the amount of $10.0 million along with interest of $0.1 million.
As of December 31, 2021, Air Wisconsin had $86.1 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $59.5 million in long-term notes payable related to owned aircraft used in continuing operations. As of December 31, 2021, Air Wisconsin also had $18.6 million of operating lease obligations primarily related to certain training simulators and facilities. Air Wisconsin’s debt obligations set forth below include an aggregate of $8.1 million in projected interest costs through 2026 and thereafter.

The following table sets forth the Company’s cash obligations for the periods indicated:

		Payment Due for Year Ended December 31, (in thousands)
	Total	2022	2023	2024	2025	2026	Thereafter
Aircraft Notes Principal	$59,500	$3,500	$7,000	$7,000	$42,000	$—	$—
Aircraft Notes Interest	$8,050	$2,380	$2,170	$1,890	$1,610	$—	$—
Operating Lease Obligations	$18,586	$6,095	$5,832	$3,356	$2,645	$147	$511

Total	$86,136	$11,975	$15,002	$12,246	$46,255	$147	$511

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of December 31, 2021, all of Air Wisconsin’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and Other Loans, refer to Note 6,
Debt
, included in our audited consolidated financial statements included in this Annual Report.
Series C Convertible Redeemable Preferred Stock
In January 2020, Harbor completed an acquisition from Southshore Aircraft Holdings, LLC and its affiliated entities (“Southshore”) of three
CRJ-200
regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of Harbor’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these
CRJ-200
regional jets and GE engines from Southshore. In January 2020, Harbor filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which establishes the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred.
Each share of Series C Preferred was initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”). The adjusted Conversion Price as of the date of this filing is $0.15091.
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, (the “Conversion Cap”) plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of March 18, 2022, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 25.9% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. For additional information related to the Series C Preferred, refer to the Annual Report on Form
10-K
of the Company for the year ended December 31, 2020.
On March 30, 2021, June 30, 2021, September 28, 2021, and December 31, 2021, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on March 31, 2021, June 30, 2021, September 30, 2021 and December 30, 2021, respectively.

Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method
to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.
Harbor accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480,
 Distinguishing Liabilities from Equity
. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.
Aircraft Operating Leases
As of December 31, 2021 and December 31, 2020, Air Wisconsin had no operating aircraft remaining on lease.
Debt and Credit Facilities
Aircraft Credit Agreements
In seven separate transactions occurring in 2003 and 2004, Air Wisconsin financed the acquisition of 35
CRJ-200
regional jets through the issuance of senior aircraft notes to a loan trustee on behalf of a senior lender (the “Lender”) and subordinated aircraft notes to the loan trustee on behalf of a subordinated lender. The senior aircraft notes and the subordinated aircraft notes were governed by seven credit agreements. Prior to December 2018, the Lender acquired all of the subordinated aircraft notes from the subordinated lender.
In December 2018, Air Wisconsin entered into a debt restructuring arrangement with the Lender, as holder of all of the senior aircraft notes and subordinated aircraft notes, and a loan trustee for the Lender (the “Loan Trustee”). The seven original credit agreements were amended and restated as part of that restructuring, and those seven amended and restated credit agreements (the “Aircraft Credit Agreements”) remain in effect. Prior to the restructuring, the aggregate outstanding principal amount of the senior aircraft notes and the subordinated aircraft notes was approximately $246.8 million. Pursuant to the restructuring, the outstanding principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full, and the senior aircraft notes outstanding under the original credit agreements were cancelled and exchanged for notes in an outstanding principal amount of $70.0 million. All principal on the senior aircraft notes in excess of $70.0 million and all interest accrued on the senior aircraft notes prior to December 24, 2018 were forgiven and deemed paid in full. The notes issued under the Aircraft Credit Agreements (the “Aircraft Notes”) bear interest at the rate of 4% per annum and mature on December 31, 2025. Interest on the Aircraft Notes is paid quarterly. The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million with certain additional amounts payable based on excess cash flow. Each Aircraft Note issued pursuant to an Aircraft Credit Agreement is secured by each aircraft acquired with the proceeds of any of the original seven credit agreements and by certain spare aircraft, spare engines and spare parts.
The Aircraft Credit Agreements contain covenants that, subject to exceptions described in the Aircraft Credit Agreements, (i) require Air Wisconsin to provide certain financial and other information, (ii) provide certain inspection rights to the Loan Trustee, (iii) restrict Air Wisconsin’s ability to consolidate with or merge into any other person or sell, convey, lease or otherwise transfer all or substantially all of its assets to any other person, (iv) restrict Air Wisconsin’s ability to make payments to its affiliates, and (v) grant to the Loan Trustee security interests in certain after-acquired aircraft, spare engines and spare parts. The Aircraft Credit Agreements also contain customary events of default, including, without limitation: (a) payment defaults, (b) breach of covenants, (c) breach of representations and warranties, (d) cross-defaults, (e) certain bankruptcy-related defaults, (f) the occurrence of certain judgments, and (g) loss of first priority security interest in certain collateral. As of December 31, 2021, Air Wisconsin was in compliance with the covenants under the Aircraft Credit Agreements, and no event of default existed under the Aircraft Credit Agreements. Neither Harbor nor any of its other subsidiaries has guaranteed or provided any other credit support with respect to the Aircraft Notes or other obligations of Air Wisconsin under the Aircraft Credit Agreements.

Other Credit Agreements
Air Wisconsin entered into a credit agreement with the Lender in June 2017 in the amount of approximately $14.4 million. This loan bore interest at a rate of 5% per annum, was secured by certain aircraft, spare engines and spare parts and was paid in full in December 2020.
In January 2018, Air Wisconsin entered into a second credit agreement with the Lender to borrow approximately $15.2 million in the year ended December 31, 2018. That agreement was amended several times to increase the amount of the loans outstanding to $27.0 million and to extend the maturity date. The loans under the 2018 credit agreement bore interest at a rate of 5% per annum, were secured by certain aircraft, spare engines and spare parts and was paid in full in the third quarter of 2021.
Paycheck Protection Program
In April 2020, Air Wisconsin received the $10.0 million SBA Loan under the PPP established under the CARES Act and administered by the SBA. The loan was forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, lease payments, and utility payments. The entire principal amount and accrued interest were forgiven in August 2021, in the amount of $10.1 million, which was recorded as gain on extinguishment of debt in the consolidated statements of operations included within this Annual Report.
Payroll Support Program
In April 2020, Air Wisconsin entered into the
PSP-1
Agreement with the Treasury for payroll support under the CARES Act and received approximately $42.2 million, all of which was received in the year ended December 31, 2020. In March 2021, Air Wisconsin entered into the
PSP-2
Agreement with the Treasury for payroll support under the PSP Extension Law and received approximately $33.0 million, all of which was received in the six months ended June 30, 2021. In June 2021 the Treasury entered into the
PSP-3
Agreement with Air Wisconsin for payroll support under the American Rescue Plan, and Air Wisconsin received approximately $33.3 million, all of which was received in the year ended December 31, 2021.
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under the PSP Agreements, it may be required to repay some or all of the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. For additional information, refer to Note 8,
Commitments and Contingencies
, in our consolidated financial statements included in this Annual Report.
Maintenance Commitments
Air Wisconsin has entered into two
non-exclusive
heavy maintenance services agreements for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin, and one exclusive engine maintenance agreement to perform certain maintenance, repair, restoration, overhaul, modification and other services on aircraft engines owned or operated by Air Wisconsin. Two of the non-exclusive
heavy maintenance services agreements are subject to certain escalation of labor rates and have an initial term through September 2022 and May 2024, respectively, but Air Wisconsin has the right to extend the term for up to two renewal terms of one year each, on the same terms and conditions as during the initial terms. The exclusive engine maintenance agreement is subject to an annual escalation and had an initial term through May 2021. Air Wisconsin exercised its right to extend the term through May 2023. No additional renewal options are available under the current agreement.

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
Critical Accounting Policies
and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss below.
We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1,
Summary of Significant Accounting Policies
, in our audited consolidated financial statements included in this Annual Report.
Revenue Recognition
Because our flights are distinct services that have the same pattern of transfer to the customer, satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised in the United capacity purchase agreement represent a series of services that are accounted for as a single performance obligation. Therefore, our contract revenues are recognized when service is provided and our performance obligation is determined on a per completed flight basis. The performance obligation of each completed flight is measured using departures. In addition, as a result of an amendment to the United capacity purchase agreement in October 2020 (the CPA Amendment), management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment.
As discussed above, under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through February 2023, the end of the contract period. Accordingly, during the first six months of 2021, Air Wisconsin deferred $15.4 million of fixed revenues, and in the last six months of 2021 Air Wisconsin recognized $13.4 million of fixed revenues that were previously deferred, compared to a deferral of $43.2 million of fixed revenues in the year ended December 31, 2020. In addition, Air Wisconsin’s fixed revenue rate was adjusted in the fourth quarter of 2021 to account for the opening of a crew base. This resulted in Air Wisconsin recognizing $0.5 million as a cumulative catchup adjustment based on prior and future expected departures and total revenues of $0.5 million, with a net adjustment to deferred revenues of ($0.4) million for the year ended December 31, 2021. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term. With respect to the stand ready performance obligation, for the years ended December 31, 2021 and December 31, 2020, Air Wisconsin recorded $15.1 million and $21.4 million in revenue, respectively.

Our revenues could be impacted by a number of factors, such as our flight schedules, terminations, labor shortages, weather, our estimates used to determine the amount of revenue we defer under the United capacity purchase agreement, and any incentive payments or performance penalties under the United capacity purchase agreement. Under that agreement, Air Wisconsin is eligible to receive incentive compensation or pay performance penalties upon the achievement of, or failure to achieve, certain performance criteria. The incentives and penalties are defined in the agreement and are measured and determined on a monthly basis. At the end of each month, Air Wisconsin calculates the incentives achieved, net of any penalties, during that period and recognizes revenue attributable to the agreement accordingly, subject to the variable constraint guidance under Topic 606.
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
Long-Lived Assets
As of December 31, 2021, we had approximately $124.7 million of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Factors that may impact our estimates used for depreciation include anticipated useful lives and estimated residual values. Estimates may be impacted by future economic uncertainties. At December 31, 2021, we had 64 aircraft in service under the United capacity purchase agreement.
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

The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2018. With a few exceptions, the Company is no longer subject to state, and local income tax examinations for the years prior to 2017. As of December 31, 2021, the Company had no outstanding tax examinations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2021, Harbor had no indebtedness, and Air Wisconsin had $67.6 million in secured indebtedness, including $5.9 million of short-term indebtedness and $61.7 million of long-term indebtedness. As of December 31, 2021 and December 31, 2020, all of Air Wisconsin’s indebtedness was subject to fixed interest rates. As a result, a hypothetical change in market interest rates would have no impact on the interest expense incurred by Air Wisconsin.
We have not generated or incurred, and do not expect to generate or incur, revenue or expenses in foreign currencies. As a result, we have not been, and do not expect to be, subject to foreign currency exchange risk.
Although airplane fuel is typically a material cost incurred by airlines, pursuant to the United capacity purchase agreement, United sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement. As a result, the effect of the United capacity purchase agreement is to insulate Air Wisconsin from volatility related to changes in fuel prices.
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. However, if Air Wisconsin’s costs become subject to significant inflationary pressures, including as a result of upward pressure on pilot wages, it may not be able to fully offset or recover such higher costs under the United capacity purchase agreement. Its inability or failure to do so could harm our business, financial condition and operating results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report as set forth in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Harbor Diversified, Inc. and Subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Harbor Diversified, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Deferred Revenue
As described further in Note 1 to the financial statements, under the capacity purchase agreement between the Company and United Airlines, the Company is paid a fixed amount per aircraft per day for each month during the term of the agreement. The Company recognizes revenue related to the fixed payment on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Due to the material decrease in completed flights for the year ended December 31, 2021 from historical levels and anticipated future levels in periods within the remaining contract term, Air Wisconsin determined that the amount of the fixed payment it received was disproportionately high relative to anticipated fixed revenue for future periods due to fewer flights completed. Accordingly, Air Wisconsin deferred recognizing revenue in the amount of $44.8 million in the year ended December 31, 2021. We identified the determination of the deferred revenue as a critical audit matter.
The principal considerations for our determination that the deferred revenue is a critical audit matter are that auditing the deferred revenue calculation required extensive audit effort due to the estimation uncertainty of the forecasted flights over the term of the contract resulting from the
COVID-19
pandemic.
Our audit procedures related to the deferred revenue included the following, among others:

•	We obtained an understanding of and evaluated the design of controls over the Company’s calculation of deferred revenue, including the design of its controls over forecasting.

•	We assessed the methodology and assumptions used by the Company in the deferred revenue calculation.

•	We tested the forecasted departures and validated the completeness and accuracy of the underlying data.

•
We compared management’s forecasted departures to the historical activity, existing flight schedules with United Airlines and industry trends. We evaluated management’s ability to accurately forecast flight activity by performing hindsight analysis comparing actual historical flights to past flights, including forecast developed during the
COVID-19
pandemic; and

•	We recalculated the deferred revenue balance as of December 31, 2021.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Milwaukee, Wisconsin
March
30
, 2022

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except share values)

December 31,	2021	2020
Assets
Current Assets
Cash and cash equivalents	$37,170	$130,373
Restricted cash	1,449	820
Marketable securities	138,370	—
Accounts receivable, less allowances of $40 as of December 31, 2021 and $59 as of December 31, 2020	7,422	7,977
Spare parts and supplies, less allowances of $10,819 as of December 31, 2021 and $9,649 as of December 31, 2020	5,200	5,937
Contract costs	518	433
Prepaid expenses and other	4,174	2,310

Total Current Assets	194,303	147,850

Property and Equipment
Flight property and equipment	259,720	258,981
Ground property and equipment	8,252	8,127
Less accumulated depreciation and amortization	(143,313)	(117,717)

Net Property and Equipment	124,659	149,391

Other Assets
Operating lease right-of-use asset	18,679	8,582
Intangibles	5,300	5,300
Long-term deferred tax asset	533	—
Long-term investments	4,275	4,275
Long-term contract costs	96	566
Long-term notes receivable	47,568	32,440
Other	3,988	2,049

Total Other Assets	80,439	53,212

Total Assets	$399,401	$350,453

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except share values)

December 31,	2021	2020
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,060	$11,773
Accrued payroll and employee benefits	14,885	14,761
Current portion of operating lease liability	5,150	1,361
Other accrued expenses	172	345
Contract liabilities	43,890	18,443
Income taxes payable	—	107
Current portion of long-term debt (stated principal amount of $3,500 as of December 31, 2021 and $20,922 as of December 31, 2020)	5,880	23,652

Total Current Liabilities	90,037	70,442

Other Liabilities
Long-term debt (stated principal amount of $56,000 as of December 31, 2021 and $86,066 as of December 31, 2020)	61,670	94,186
Long-term promissory note	4,275	4,275
Deferred tax liability	688	6,200
Long-term operating lease liability	10,877	4,351
Long-term contract liabilities	1,326	7,780
Deferred revenue, net of current portion	9,046	30,720
Other	2,722	2,774

Total Long-Term Liabilities	90,604	150,286

Commitments and Contingencies (Note 8)
Mezzanine Equity
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued at December 31, 2021 and December 31, 2020, 53,316,299 shares outstanding at December 31, 2021 and 54,863,305 shares outstanding at December 31, 2020	555	555
Additional paid-in capital	287,429	288,221
Retained deficit	(79,144)	(171,770)
Treasury stock	(3,280)	(481)

Total Stockholders’ Equity	205,560	116,525

Total Liabilities and Stockholders’ Equity	$399,401	$350,453

See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except share values)

Year ended December 31,	2021	2020
Operating Revenues
Contract revenues	$247,519	$185,866
Contract services and other	60	83

Total Operating Revenues	247,579	185,949

Operating Expenses
Payroll and related costs	106,881	99,100
Aircraft fuel and oil	171	55
Aircraft maintenance, materials and repairs	43,742	27,350
Aircraft rent	67	6,713
Other rents	5,375	4,580
Depreciation, amortization and obsolescence	26,552	27,222
Purchased services and other	25,938	19,764
Payroll Support Progra m	(66,316)	(42,185)

Total Operating Expenses	142,410	142,599

Income From Operations	105,169	43,350

Other Income (Expense)
Interest income	2,024	628
Interest expense	(847)	(1,736)
Loss on marketable securities	(1,158)	—
Gain on extinguishment of debt	10,363	—
Other, net	2,496	(19)

Total Other Income (Expense)	12,878	(1,127)

Net Income Before Taxes	118,047	42,223
Income Tax Expense	25,421	2,460

Net Income	$92,626	$39,763
Preferred Stock Dividends	$792	$759

Net Income available to Common Stockholders	$91,834	39,004

Basic earnings per share	$1.69	$0.71
Diluted earnings per share	$1.29	$0.56
Weighted average common shares:
Basic	54,321	54,863
Diluted	71,249	71,199
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2019	—	$—	54,863	618	$555	$288,980	$(211,533)	$(481)	$77,521
Net Income	—	—	—	—	—	—	39,763	—	39,763
Dividend	—	—	—	—	—	(759)	—	—	(759)
Preferred Stock	4,000	13,200	—	—	—	—	—	—	—

Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	92,626	—	92,626
Dividend	—	—	—	—	—	(792)	—	—	(792)
Repurchased stock	—	—	(1,547)	1,547	—	—	—	(2,799)	(2,799)

Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560

See accompanying notes to consolidated financial statements
.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

Year ended December 31,	2021	2020
Cash Flows From Operating Activities
Net income	$92,626	$39,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	26,552	27,222
Aircraft lease termination costs	—	1,263
Amortization of contract costs	(3,593)	(2,502)
Amortization of engine overhauls	1,901	1,265
Deferred income taxes	(6,045)	3,601
(Gain) loss on disposition of property and equipment	(298)	648
Loss on marketable securities	1,158	—
Gain on extinguishment of debt	(10,363)	—
Changes in operating assets and liabilities:
Accounts receivable	2,294	(2,444)
Notes Receivable	(15,128)	(32,440)
Spare parts and supplies	(433)	622
Prepaid expenses and other	(3,803)	(1,885)
Operating lease right-of-use asset	218	2,520
Accounts payable	8,287	(7,790)
Accrued payroll and employee benefits	124	(713)
Other accrued expenses	(173)	18
Long-term deferred revenue	(21,674)	30,720
Contract liabilities	22,586	12,297
Income taxes payable	(107)	(106)
Other long-term liabilities	84	1,119

Net Cash Provided by Operating Activities	94,213	73,178

Cash Flows From Investing Activities
Additions to property and equipment	(3,637)	(8,749)
Proceeds on disposition of property and equipment	30	95
Purchase of marketable securities	(267,157)
Sale of marketable securities	127,629	—

Net Cash Used in Investing Activities	(143,135)	(8,654)

Cash Flows From Financing Activities
Repayments of long-term debt	(40,061)	(12,845)
Proceeds from note payable	—	10,000
Dividends paid	(792)	(759)
Repurchase of common stock	(2,799)	—

Net Cash Used in Financing Activities	(43,652)	(3,604)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(92,574)	60,920
Cash, Cash Equivalents and Restricted Cash, beginning of year	131,193	70,273

Cash, Cash Equivalents and Restricted Cash, end of year	$38,619	$131,193

See accompanying notes to consolidated financial statements.
See Note 14 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (in thousands)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Harbor Diversified, Inc. (Harbor) and subsidiaries (collectively, the Company).
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
Air Wisconsin operates as a United Express carrier with a presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification (ASC) 280, “
Segment Reporting
,” we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with the United capacity purchase agreement. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the board of directors. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operate as one operating and reportable segment.
As further discussed below, substantially all of our operating revenues in 2021 and 2020 were derived from operations associated with United.
Contract Revenues
The Company recognizes revenue under the United capacity purchase agreement over time as services are provided. United pays Air Wisconsin a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day, with incentive payments available, and penalties payable, primarily based on flight completion, on-time
performance, and customer satisfaction ratings. Under this agreement, Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. The agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses such as hull and liability insurance, property taxes and Canadian navigational fees.

United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments are reconciled through October 2021. As of December 31, 2021, Air Wisconsin owed United $922, which is recorded in contract liabilities, on the consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin is also eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria. The incentives are defined in the agreement and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved, or penalties payable, during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606,
Revenue from Contracts with Customers
(Topic 606). Although the final reconciliations have not been completed for
November and December,
after considering operational performance related to expected incentive and penalty payments, Air Wisconsin is likely to receive incentive amounts, net of penalties, of $3,028 and $3,809 for the years ended December 31, 2021 and 2020, respectively, under the United capacity purchase agreement.
As discussed above, under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through February 2023, the end of the contract period. Accordingly, during the first six months of 2021, Air Wisconsin deferred $15,351 of fixed revenues, and in the last six months of 2021 Air Wisconsin recognized $13,355 of fixed revenues that were previously deferred, compared to a deferral of $43,220 of fixed revenues in the year ended December 31, 2020. In addition, Air Wisconsin’s fixed revenue rate was adjusted in the fourth quarter to account for the opening of a crew base. This resulted in Air Wisconsin recognizing $462 as a cumulative catchup adjustment based on prior and future expected departures and total revenues of $495, with a net adjustment to deferred revenues of ($378) for the year ended December 31, 2021. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term. The current portion of deferred fixed revenues, in the amount of $35,792, is recorded as part of contract liabilities, and the long-term portion of deferred fixed revenues, in the amount of $9,046, is recorded as deferred revenues on the consolidated balance sheets.
Consistent with the analysis above, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, Air Wisconsin also recognized increased non-refundable
upfront fee revenues and increased fulfillment costs, both of which are amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the year ended December 31, 2021, Air Wisconsin recorded $3,593 of revenue from upfront fees and $385 of fulfillment costs, compared to $2,504 in revenue from upfront fees and $269 of fulfillment costs for the year ended December 31, 2020. The current portion of the deferred upfront fee revenue, in the amount of $4,828, is recorded as part of contract liabilities, and the long-term portion of the deferred upfront fee revenue, in the amount of $892, is recorded as long-term contract liabilities on the consolidated balance sheets.

As part of the CPA Amendment, United issued a note receivable to Air Wisconsin in the amount of $11,048 along with a cash settlement of $670, of which $4,410 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods. For the year ended December 31, 2021, Air Wisconsin recorded $1,702 of revenue related to these items, compared to $7,307 of revenue related to these items for the year ended December 31, 2020. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base and recognized revenue of $207 using a cumulative catchup adjustment based on prior and future expected departures. In total, Air Wisconsin recognized revenue of $222 and deferred the remaining portion which will be recognized in proportion to the number of flights expected to be completed in subsequent periods. The current portion of the deferred CPA Amendment revenue, in the amount of $2,348, is recorded as part of contract liabilities, and the long-term portion of the deferred CPA Amendment revenue, in the amount of $434, is recorded as long-term contract liabilities on the consolidated balance sheets.
The timing of the recognition of deferred fixed revenues,
non-refundable
upfront fee revenue, fulfillment costs, and deferred CPA Amendment revenue in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown over the contract term.
The amount of revenues recognized for the year
s
ended December 31, 2021 and December 31, 2020 that were previously recorded as contract liabilities were $18,650 and $7,116, respectively.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the years ended December 31, 2021 and December 31, 2020, Air Wisconsin recorded $15,128 and $21,392, respectively, in revenue related to this performance obligation. Under the CPA Amendment, United pays this amount by the delivery of a long-term note. Therefore, this amount was recorded in long-term notes receivable on the audited consolidated balance sheets. The long-term notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. As of December 31, 2021, these notes totaled $47,568, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of December 31, 2021, interest receivable on these notes totaled $2,166.
Other Revenues
Other revenues primarily consist of the sales of parts to other airlines and are immaterial in all periods presented. The transaction price for the sale of these parts generally is fair market value.
Cash and Cash Equivalents
Money market funds and investments and deposits with an original maturity of three months or less when acquired are considered cash and cash equivalents.
Restricted Cash
As of December 31, 2021, the Company had a restricted cash balance of $1,449. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
and Note 16,
Stock Repurchase Program.

Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in ASC Topic 321,
Investments-Equity Securities
, with the change in fair value during the period included in the consolidated statements of operations. As of December 31, 2020, the Company did not have any investments in marketable securities. As of December 31, 2021 the fair value of the Company’s marketable securities was $138,370.
The calculation of net unrealized gains and losses that relate to marketable securities held as of December 31, 2021 is as follows:

Net losses recognized during the period on equity securities	$(1,158)
Less: Net gains recognized during the period on equity securities sold during the period	2

Unrealized losses recognized during the period on equity securities held as of December 31, 2021	$(1,160)

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
Property and Equipment
Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft	7 years	$50
Rotable parts	7 years	10%
Spare engines	7 years	$25
Ground equipment	up to 10 years	0%
Office equipment	up to 10 years	0%
Leasehold improvements	Shorter of asset or lease life	0%
Air Wisconsin’s capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop visit. Lotus’ engine maintenance costs are expensed.
Depreciation expense in 2021 and 2020 was $24,997 and $25,719, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying consolidated statements of operations.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment and records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived assets and determined that no quantitative impairment tests were required to be performed as of December 31, 2021 and 2020.

Impairment of Intangible Assets
Indefinite-lived intangible assets are not subject to amortization but are subject to an annual assessment for impairment by applying a fair-value-based test. Since Air Wisconsin’s trade names and air carrier certificate have indefinite lives, there is no amortization. The Company evaluated these assets for impairment and determined that no impairment existed as of December 31, 2021 and 2020.
Maintenance
The Company operates its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance is expensed when incurred. However, we use the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled shop visit.
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
The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2018. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2017. As of December 31, 2021, the Company had no outstanding tax examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued $57 and $99 for the payment of interest and penalties at December 31, 2021 and 2020, respectively
.
Comprehensive Income
The Company does not have any components of comprehensive income and, as of December 31, 2021 and 2020, comprehensive income is equal to net income reported in the consolidated statements of operations.
Concentration of Credit Risk
The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Concentration of Customer Risk
United is currently Air Wisconsin’s sole airline partner. Substantially all the Company’s revenues in the years ended December 31, 2021 and 2020 were derived from the United capacity purchase agreement. For additional information, refer to Note 3,
Capacity Purchase Agreement with United
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
The table below sets forth the Company’s classification of marketable securities and long-term investments as of:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$113,936	$113,936	$—	$—
Marketable securities –mutual funds	24,434	24,434
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$142,645	$138,370	$4,275	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Long-term investments – bonds (see Note 6)	$4,275	$—	$4,275	$—

Total	$4,275	$—	$4,275	$—

Recently Adopted Accounting Pronouncements
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

In August 2018, FASB issued ASU
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
Impact of the
COVID-19
Pandemic
As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the
COVID-19
pandemic in the regions in which Air Wisconsin operates. The extent to which the
COVID-19
pandemic will impact the Company’s industry, business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the
COVID-19
pandemic, the development of new variants of the
COVID-19
virus that may be more contagious or virulent than prior versions, the issuance, scope and effect of any vaccine mandates and of other mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.
Reduction in Demand for Air Travel
Public concerns about the
COVID-19
virus, as well as the various governmental guidelines and restrictions adopted to limit the spread of the
COVID-19
virus, have had a material adverse impact on passenger demand for air travel since the beginning of the pandemic. While passenger demand for air travel has generally increased since the beginning stages of the pandemic as a result of the easing of certain of these guidelines and restrictions, as well as expanded availability and adoption of vaccines, United has stated that it expects demand will remain below pre-pandemic
levels throughout 2022.

United Capacity Purchase Agreement
Since a portion of the Company’s revenues is fixed due to the structure of the United capacity purchase agreement, the impact of the
COVID-19
pandemic on the Company’s financial position has been partially mitigated or offset. However, if United does not pay the full amount required under the agreement, whether due to its own financial disruption resulting from the
COVID-19
pandemic, as a result of a dispute with Air Wisconsin, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition, and liquidity. The fixed amount received is based on a fixed contractual rate and number of covered aircraft, while variable revenue earned is based on the number of block hours and departures. Since the onset of the pandemic, variable revenues have been significantly reduced due to the lower number of flights relative to historical levels. In addition, a portion of the fixed amount of revenue has been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term. For additional information, refer to Note 1,
Summary of Significant Accounting Policies
.
Paycheck Protection Program
Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the
COVID-19
pandemic on the Company’s financial condition, results of operations and liquidity.
In April 2020, Air Wisconsin received a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and administered by the Small Business Administration (SBA). The application for this loan required Air Wisconsin to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of Air Wisconsin. Air Wisconsin was also required to certify that the loan funds would be used to retain workers and maintain payroll, or to make mortgage payments, lease payments, and utility payments. The SBA Loan bore interest at a rate of 1.0% per annum. Under the CARES Act, Air Wisconsin applied for forgiveness of the SBA Loan, and the SBA granted forgiveness of all principal and accrued interest on the SBA Loan in August 2021 in the amount of $10,135, which was recorded as gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2021 included within this Annual Report.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement
(PSP-1
Agreement) with respect to payroll support (Treasury Payroll Support) from the U.S. Department of the Treasury (Treasury) under a program (Payroll Support Program) provided by the CARES Act. Pursuant to the
PSP-1
Agreement, Air Wisconsin received approximately $42,185, all of which was received in the year ended December 31, 2020.
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
PSP-2
Agreement, all of which was received in the year ended December 31, 2021.
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
PSP-3
Agreement, all of which was received in the year ended December 31, 2021.

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
PSP-2
Agreement or
PSP-3
Agreement as of the filing of this Annual Report. For additional information, refer to Note 8,
Commitments and Contingencies
.
The proceeds of the Treasury Payroll Support under the PSP Agreements are recorded in cash and cash equivalents when received and are recognized as a contra-expense under Payroll Support Program in the consolidated statements of operations over the periods for which the funds are intended to offset payroll expenses. In the year ended December 31, 2021, Air Wisconsin received approximately $66,316 under the Payroll Support Program. The Company recognized approximately $66,316 and $42,185
under the Payroll Support Program as a contra-expense on its consolidated statements of operations for the year
s
ended December 31, 2021

and 2020, respectively.
3. Capacity Purchase Agreement with United
In February 2017, Air Wisconsin entered into the United capacity purchase agreement with United to operate up to 65
CRJ-200
regional jet aircraft. In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement (CPA Amendment), which, among other things, set the number of aircraft covered by the agreement at 63. The initial term of the United capacity purchase agreement ends in February 2023. United had the option to extend the term for an additional period, but that option has expired. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours during the remaining term of the agreement.
4. Property and Equipment
As of December 31, 2021, Air Wisconsin owned 64
CRJ-200
regional jets.
In January 2020, Harbor completed an asset acquisition from Southshore Leasing, LLC (Southshore Leasing), through its affiliates (the Southshore Affiliates and, together with Southshore Leasing, Southshore), of three
CRJ-200
regional jets, each having two General Electric (GE) engines, plus five additional GE engines, in exchange for the issuance of shares of Harbor’s Series C Convertible Redeemable Preferred Stock (Series C Preferred). Air Wisconsin had leased each of these regional jets and engines prior to the acquisition. For additional information, refer to Note 10,
Related-Party Transactions
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

5. Income Taxes
The income tax provision consists of the following:

Year ended December 31,	2021	2020
Current Expense (Benefit)
Federal	$27,084	$(1,061)
State	4,382	(80)

Total Current Expense (Benefit)	31,466	(1,141)

Deferred (Benefit) Expense
Federal	(5,405)	3,646
State	(640)	(45)

Total Deferred (Benefit) Expense	(6,045)	3,601

Income Tax Expense	$25,421	$2,460

The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the provision for income taxes by the income before the provision for income taxes:

Year ended December 31,	2021	2020
Computed provision for income taxes at the statutory rate	$24,790	$8,867
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	2,757	875
Non-deductible expenses	52	136
Tax exempt income	(2,100)	—
Refundable credits as a result of CARES Act	—	(936)
Valuation allowance changes affecting the provision for income taxes	—	(6,330)
Return to provision adjustments	—	(83)
Other, net	(78)	(69)

Provision for income taxes	$25,421	$2,460

As of December 31, 2021, the Company’s deferred tax assets were primarily the result of deferred revenues which have previously been included in taxable income. For the year ended December 31, 2020, the Company recorded a net valuation allowance release of $6,330, comprising a full valuation allowance release on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021 and 2020, the Company achieved three years of cumulative pretax income. In addition, the projection of taxable income in future periods led management to believe that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets are realizable. Therefore, no valuation allowance is necessary as of December 31, 2021.
Deferred tax assets and liabilities reflect temporary differences between financial and tax reporting. Significant components of deferred tax assets and liabilities are as follows:

December 31,	2021	2020
Deferred Tax Assets
Accruals and reserves not currently deductible	$5,647	$6,129
Federal NOL and interest expense limitation carryovers	—	5,803
State NOL and interest expense limitation carryovers	21	476
Accrued and deferred compensation	2,562	1,966
Prepaid items	891	745
Lease liability	1,033	1,362

December 31,	2021	2020
Contract liability	1,215	1,982
Deferred revenues	11,328	—
Unrealized loss on investments	276	—
Other	1,266	657

Total Deferred Tax Assets	24,239	19,120

Deferred Tax Liabilities
Property and equipment	(22,607)	(23,268)
Right-of-use asset	(1,663)	(2,046)
Other	(124)	(6)

Total Deferred Tax Liabilities	(24,394)	(25,320)

Net Deferred Income Tax Liabilities	$(155)	$(6,200)

At December 31, 2021 and 2020, the Company had federal net operating losses of approximately $0 and $27,583, respectively, and state net operating losses of approximately $731 and $9,147, respectively. As of December 31, 2021, the estimated effective tax rate applicable to the federal and state net operating losses are 21.0% and .05%, respectively. The federal net operating loss is not subject to an expiration date but is subject to an 80% of taxable income limitation after 2020, while the Company expects the state net operating losses to begin to expire in 2024. State net operating losses differ with respect to expiration dates and limitations dependent on state specific regulations. The Company has no ongoing federal or state examinations. Federal tax years 2018, 2019, and 2020 are open to examination.
Under ASC Topic 740, the accounting guidance related to uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows:

December 31,	2021	2020
Unrecognized tax benefits at the beginning of the year	$177	$248
Gross decreases – lapse of statute	(59)	(71)

Unrecognized tax benefits at the end of the year	$118	$177

Interest and penalties in year-end balance	$57	$99

6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of December 31, 2021 and December 31, 2020):

December 31,	2021	2020
Notes, due December 31, 2025, 4.0% (a)	$67,550	$80,850
Credit Agreements, due through 2022, 5.0% (b)	—	26,988
SBA Loan, due 2025, 1.0% (c)	—	10,000

Total debt	67,550	117,838
Less: current maturities	5,880	23,652

Long-Term Debt	$61,670	$94,186

(a)
In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender (Lender), which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (Aircraft Notes) and the maturity date was extended to December 31, 2025. The aggregate principal amount of the senior aircraft notes in excess of $70,000, the entire outstanding principal balance of the subordinated aircraft notes and all accrued interest were cancelled. Air Wisconsin concluded the restructuring should be classified as a troubled debt restructuring. As such, the future undiscounted interest payments were capitalized as part of the carrying value. As of December 31, 2021 and 2020, the future undiscounted interest payments that were capitalized as part of the debt were $8,050 and $10,850, respectively. There is mandatory amortization of the Aircraft Notes in the aggregate amount of $3,500 semi-annually, and certain additional mandatory prepayments based on excess cash flow are required. The Aircraft Notes are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts.

The carrying amount of the collateral exceeds the value of the debt.

(b)
Air Wisconsin entered into a credit agreement with the Lender in June 2017 and a second credit agreement in January 2018, both of which were subsequently amended in December 2018 and again in June 2019 for additional funding and to extend the maturity date. The loans made by the Lender under these two credit agreements (Other Loans) had maturity dates of December 31, 2020 and June 30, 2022, respectively. The loans outstanding under the 2017 credit agreement were paid in full in 2020, and the loans outstanding under the 2018 credit agreement were paid in full in 2021.

(c)
In April 2020, in connection with the PPP, Air Wisconsin issued to a lender a promissory note for an aggregate principal amount of $10,000. The amount outstanding under the note and accrued interest were forgiven in August 2021. The forgiveness resulted in a $10,135 gain on extinguishment of debt. For additional information, refer to Note 2,
Liquidity
.

In June 2021, Air Wisconsin prepaid approximately $11,182 of debt outstanding under the Aircraft Notes due December 31, 2025. The prepayment of the Aircraft Notes resulted in a gain of approximately
$228 on extinguishment of debt due to the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt.
Maturities of long-term debt for the years subsequent to December 31, 2021, are as follows:

Fiscal Year	Amount
2022	$5,880
2023	9,170
2024	8,890
2025	43,610

Total	$67,550

The debt agreements include, among other provisions, certain covenants. At December 31, 2021 and 2020, Air Wisconsin was in compliance with the covenants of all of its debt agreements.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,778 and $3,010 as of December 31, 2021 and 2020, respectively.
7. Lease Obligations
Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 4 months to 12 years. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease conception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors are excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
Certain leases contain an option to extend or terminate the lease agreement. The Company evaluates each option prior to its expiration and may or may not exercise such option depending on conditions present at the time. At the inception of the lease, if it is reasonably certain that the
C
ompany will exercise an option to extend or terminate a lease, the Company considers the option in determining the classification and measurement of the lease. The Company expects that in the normal course of business operating leases that expire will be renewed or replaced by other leases.

As of December 31, 2021, the Company’s
right-of-use
assets were $18,679, the Company’s current maturities of operating lease liabilities were $5,150, and the Company’s noncurrent lease liabilities were $10,877. During the year
s
ended December 31, 2021
 and 2020,
the Company paid $4,714
and $5,398
,
respectively
,
in operating leases reflected as a reduction from operating cash flows.
The table below presents operating lease related terms and discount rates as of December 31, 2021:

Weighted-average remaining lease term	3.66 years
Weighted-average discount rate	5.72%
Components of lease costs were as follows for the years ended December 31,

	2021	2020
Operating lease costs	$4,809	$9,326
Short-term lease costs	499	1,662
Variable lease costs	134	(994)
Lease termination expense	—	1,299

Total Lease Costs	$5,442	$11,293

As of December 31, 2021, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under all operating leases, inclusive of engine leases, was $5,442 and $11,293 in the years ended December 31, 2021 and 2020, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable
lease terms greater than twelve months as of December 31, 2021:

Fiscal Year	Amount
2022	$6,095
2023	5,832
2024	3,356
2025	2,645
2026	147
Thereafter	511

Total lease payments	18,586
Less imputed interest	(2,559)

Total Lease Liabilities	$16,027

8. Commitments and Contingencies
Legal Matters
The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of December 31, 2021, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

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
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.
Standby Letters of Credit
As of December 31, 2021, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of December 31, 2021, Air Wisconsin maintained a credit facility with a borrowing capacity of $820 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Payment Due for Year Ending December 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Aircraft Notes principal	$59,500	$3,500	$7,000	$7,000	$42,000	$—	$—
Aircraft Notes interest	$8,050	$2,380	$2,170	$1,890	$1,610	$—	$—
Operating lease obligations	$18,586	$6,095	$5,832	$3,356	$2,645	$147	$511

Total	$86,136	$11,975	$15,002	$12,246	$46,255	$147	$511

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. In September 2021 Air Wisconsin paid all outstanding principal and accrued interest on certain loans due in 2022. As of September 30, 2021, all of the Company’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
”
within this Annual Report and Note 6,
Debt
.
9. Retirement Plans
The Company has defined contribution retirement plans that cover substantially all employees. The Company contributes to these plans. Total expense under all plans for 2021 and 2020 was $4,358 and $3,764, respectively.
10. Related-Party Transactions
Southshore leased several
CRJ-200
regional jets and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. In January 2020, Harbor acquired from Southshore all of such regional jets and engines in exchange for the issuance of 4,000 shares of Series C Preferred with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price), and the assumption of liabilities in the amount of $3,466. As of December 31, 2021, the shares of Series C Preferred were immediately convertible into an aggregate of 16,500 shares of common stock. For the year ended December 31, 2020, the Company paid $150 pursuant to the aircraft and engine leases with Southshore, all of which was paid in January 2020, prior to the acquisition. Due to the acquisition of these aircraft and engines in January 2020, for the year ended December 31, 2021, Air Wisconsin did not make any lease payments to Southshore. For additional information, refer to Note 12,
Earnings Per Share and Equity
.

Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $240 to Resource Holdings for the years ended December 31, 2021 and December 31, 2020, plus the reimbursement of certain out-of-pocket
expenses. In June 2021, the board of directors agreed to pay Resource Holdings an annual fee of $150, payable monthly, effective April 1, 2021, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $113 to Resource Holdings for the year ended December 31, 2021.
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
(IAMAW). The Transport Workers Union of America (TWU) represents dispatchers.
As of December 31, 2021, Air Wisconsin was in mediated negotiations with TWU that represents dispatchers. The agreement with the TWU was amendable November 1, 2020, however the negotiation process did not begin until August 17, 2021. Air Wisconsin believes the resolution of its negotiations will not have a material impact on its financial position or operations.
Amendable dates for each bargaining unit are:

Bargaining Unit	Amendable Date
Pilots	November 21, 2022
Dispatchers	November 1, 2020
Mechanics	September 20, 2023
Technical store clerks	September 20, 2022
Flight attendants	October 1, 2022
12. Earnings Per Share and Equity
Calculations of net income per common share for the dates indicated were as follows:

	2021	2020
Net income	$92,626	$39,763
Preferred stock dividends	792	759

Net income applicable to common stockholders	91,834	39,004

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	54,321	54,863
Stock option	428	559
Series C Preferred	16,500	15,777

Shares used in calculating diluted earnings per share	71,249	71,199

Earnings allocated to common stockholders per common share
Basic	$1.69	0.71

Diluted	$1.29	0.56

Basic earnings per share of common stock is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the conversion of a stock option granted in 2015 into 428 and 559 shares of common stock under the treasury stock method for the years
 ended December 31, 2021 and 2020, respectively. For additional information, refer to Note 13,
Stock Option
.
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
Each share of Series C Preferred was initially convertible, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (Conversion Price). The adjusted Conversion Price as of the date of this filing is $0.15091.
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
As of December 31, 2021
,
 755 shares of the Series C Preferred
w
e
re immediately convertible into 16,500 shares of common stock (representing 23.6% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.
In the event of any liquidation, dissolution or winding up of Harbor or a sale of Harbor, the Series C Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of Harbor to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends (Series C Liquidation Amount).
On March 30, 2021, June 30, 2021, September 28, 2021, and December 31, 2021, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on March 31, 2021, June 30, 2021, September 30, 2021 and December 30, 2021, respectively.
Based on the applicable accounting guidance, Harbor is required to apply the
“if-converted”
method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Following the adjustment of the conversion price of the Series C Preferred effective as of January 7, 2021, the Series C Preferred is convertible into an aggregate of 16,500,000 shares of common stock, representing as
of December 31,

2021
approximately 23.6% of the fully diluted shares of capital stock of Harbor (assuming the full conversion of the Series C Preferred into common stock).
Harbor accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480,
 Distinguishing Liabilities from Equity
. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.
13. Stock Option
2015 Stock Option
In 2015, Harbor issued a stock option (the 2015 Stock Option) to purchase 558,835 shares of its common stock at an exercise price of $0.21386 per share. The value of the 2015 Stock Option at the date of grant was deemed to be $0.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. The 2015 Stock Option was the only stock option outstanding as of December 31, 2021 and 2020. For additional information, refer to Note 17,
Subsequent Events
.
14. Supplemental Cash Flow Information
Cash payments for interest for the years ended December 31, 2021 and 2020 were $3,337 and $7,311, respectively. Cash payments (refunds) for income taxes for the years ended December 31, 2021 and 2020 were $33,956 and $(1,035), respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $4,714 and $5,398 for the years ended December 31, 2021 and 2020 respectively.
15. Intangible Assets
Intangible assets at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

16. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired 1,547,006 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2021.
For additional information, refer to Part II, Item 5, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
.”

17. Subsequent Events
The Company evaluated its consolidated financial statements for the year
 ended December 3
1
, 2021 for subsequent events through March 3
0
, 2022, the date the financial statements were available to be issued. The following subsequent events are noted:

•
In January 2022, the Company entered into an agreement with one of its stockholders, pursuant to which the Company agreed to repurchase
 5,437,500
shares of common stock for an aggregate purchase price equal to approxim
a
tely
 $5,655
pursuant to the settlement of a claim the Company had against the stockholder.

•
In March 2022, the Company and the holder of the 2015 Stock Option entered into an agreement pursuant to which the 2015 Stock Option was cancelled and terminated in exchange for a cash payment by the Company of approximately $969.2.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule
15d-15(b)
under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rule 15d-15(e)
under the Exchange Act) as of December 31, 2021, the last day of the period covered by this Annual Report. Based on this evaluation, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 (the end of our fiscal year), based on the framework and criteria established in the 2013
Internal Control Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that our internal control over financial reporting was effective as of December 31, 2021.
Limitations on Effectiveness of Controls
Our management, including our principal executive officer, principal financial officer and principal accounting officer, does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting, will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule
15d-15(f)
under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No Attestation Report of the Registered Public Accounting Firm
As a “smaller reporting company,” we are not required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Consistent with SEC rules and regulations, our executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”). The following table sets forth information concerning our executive officers and directors as of January 1, 2022:

Name	Age	Position

Executive Officers
Christine R. Deister	72	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns	57	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay	38	Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer

Non-Employee Directors
Richard A. Bartlett	64	Director, Harbor Diversified, Inc.
Nolan Bederman (1)	49	Director, Harbor Diversified, Inc.
Kevin J. Degen (1)	64	Director, Harbor Diversified, Inc.

(1)	Serves as a member of our audit committee.
Executive Officers
Christine R. Deister
Ms. Deister, 72, has served as the Company’s Chief Executive Officer and Secretary since March 2020. Ms. Deister has also served as Chief Financial Officer and Secretary of Lotus Aviation Leasing, LLC and Chief Financial Officer and Secretary of Air Wisconsin Funding LLC (“AWF”) since April 2020, as well as President, Secretary and a director of Harbor Therapeutics, Inc. since April 2020. Ms. Deister has served as Vice President of Special Projects for Air Wisconsin since April 2020 and also serves as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”). Ms. Deister was initially appointed Chief Financial Officer and Secretary of the Company in March 2012, and was subsequently appointed President of the Company in July 2019. Previously, Ms. Deister served as President and Chief Executive Officer of Air Wisconsin from April 2015 until March 2019 and as Chief Executive Officer until March 2020. From November 2014 to April 2015, Ms. Deister served as Chief Commercial Officer of Air Wisconsin. From November 2004 to November 2014, Ms. Deister served as Executive Vice President and Chief Financial Officer of Air Wisconsin. Prior to Air Wisconsin, Ms. Deister served as Executive Vice President and Chief Financial Officer of Hawaiian Airlines from 2001 to November 2004. Prior to 2001, Ms. Deister held various executive roles with Trans World Airlines, including Senior Vice President of Finance and Treasurer.
Robert Binns
Mr. Binns, 57, has served as Air Wisconsin’s President since April 2019, and as its Chief Executive Officer since March 2020. Mr. Binns has also served as a member of the board of managers of Air Wisconsin and as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”) since April 2020. Mr. Binns brings over 25 years of airline and industry-related leadership to these roles. Prior to joining Air Wisconsin, Mr. Binns held executive roles with Hybrid Enterprises, LLC, the exclusive reseller of Lockheed Martin’s hybrid airship, Global Aviation Holdings, TransMeridian Airlines, Pegasus Aviation and Trans World Airlines. Mr. Binns holds an M.B.A. from the University of Kansas, an M.A. in Political Behavior from Essex University in England, and a B.A. in History and Political Science from the University of Kansas.

Liam Mackay
Liam Mackay, 38, has served as Air Wisconsin’s Chief Financial Officer since January 1, 2021. Prior to joining Air Wisconsin, Mr. Mackay served as Director, United Express Commercial Strategy at United, since 2019. From 2016 to 2019, Mr. Mackay served as Director, United Express Regional Partner Management at United, and from 2011 to 2016, he served as Senior Manager, Financial Analysis at United. Mr. Mackay graduated from The University of Western Ontario in 2005 with a Bachelor of Administrative & Commercial Studies in Commercial Aviation Management degree, and he obtained an M.B.A. in Aviation from Embry-Riddle Aeronautical University in 2007.
Non-Employee
Directors
Richard A. Bartlett
Mr. Bartlett, 64, has served on the Company’s board of directors since August 2011. Mr. Bartlett is the managing director of Resource Holdings, Ltd., a private equity firm located in New York, New York. He has served on the board of directors of numerous privately held and publicly traded companies across a wide variety of industries, including the board of directors of Air Wisconsin for more than 25 years. Mr. Bartlett served on the board of directors of US Airways, Inc. from 2005 to 2008. Prior to joining Resource Holdings, Ltd. in 1984, he served as a law clerk for an associate justice of the Supreme Court of the United States, and prior to that, for a senior judge of the U.S. Circuit Court for the District of Columbia. Mr. Bartlett received his J.D. from Yale Law School and his B.A. from Princeton University.
We believe Mr. Bartlett’s experience serving as a principal at a private equity firm for over 30 years, and on the boards of directors of multiple companies, including Air Wisconsin and US Airways, Inc., provides him with the skills necessary to understand business strategy and planning, financial statements, and board process and functions, all of which qualify him for service as a director.
Nolan Bederman
Mr. Bederman, 49, has served on the Company’s board of directors and on Air Wisconsin’s board of managers since March 2019. Mr. Bederman currently serves as a founder and Managing Partner of Bederman Capital Corp., a private equity firm. Prior to forming Bederman Capital Corp., Mr. Bederman served as partner and co-founder
of Genuity Capital Partners from 2005 to 2013. Prior to Genuity Capital Partners, Mr. Bederman served as an executive director of private equity with CIBC Capital Partners from 2002 to 2004, and was promoted to Vice President of investment banking with Merrill Lynch & Co., where he served as a mergers and acquisitions advisor from 1998 to 2002. Mr. Bederman received his J.D. and M.B.A. from the University of Toronto, and a B.A. in Economics from the University of Western Ontario.
We believe Mr. Bederman’s experience in private equity, and as the founder of multiple complex organizations, brings to the Company’s board of directors critical skills related to leadership, financial oversight, strategic planning and corporate governance, all of which qualify him for service as a director.
Kevin J. Degen
Mr. Degen, 64, has served on the Company’s board of directors and on Air Wisconsin’s board of managers since March 2019. Mr. Degen has served as a principal with Greencastle Advisors LLC, an advisory firm in the transportation sector, since 2010. Prior to founding Greencastle, Mr. Degen was employed by Seabury Group LLC, an aviation advisory firm, from 2000 to 2009, where he was a Managing Director. Prior to Seabury Group, from 1996 to 1999, Mr. Degen served as Senior Vice President for Donaldson, Lufkin and Jenrette, an investment banking firm, and from 1993 to 1996, as a portfolio manager with Southport Management Group. Prior to Southport, Mr. Degen held various investment banking positions with Lehman Brothers, PaineWebber Inc., and E.F. Hutton Inc. from 1982 to 1992. Mr. Degen serves as a director of START III USA LLC, an aircraft leasing SPV. Mr. Degen received an M.B.A. from Harvard Business School and a B.S. in Engineering from Princeton University.
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
Board of Directors and Director Independence
The Company’s board of directors is presently comprised of three members. While the Company does not have a class of securities listed on a national securities exchange, the Company’s board of directors believes it is a good corporate governance practice to assess whether certain directors would qualify as “independent directors” for purposes of the NASDAQ Listing Rules (the “NASDAQ Rules”). The Company’s board of directors has considered the current “independent director” standards set forth in the NASDAQ Rules and has affirmatively determined that each of Messrs. Bederman and Degen do not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and therefore qualify as “independent directors” under the NASDAQ Rules. Accordingly, a majority of the members of the Company’s board of directors qualify as “independent directors” as defined in the NASDAQ Rules.
Board Leadership Structure
The Company’s board of directors has not appointed a Chairman of the Board or a Lead Independent Director although it retains the discretion to do so. The Company’s board of directors believes this is the most appropriate leadership structure at this time given the current number of directors and the scope of the Company’s business and operations.
Board Role in Risk Oversight
The Company’s board of directors provides oversight with respect to our management of risk, both as a whole and through the audit committee. The Company’s board of directors typically reviews and discusses with management at each of its regular meetings information presented by management relating to our financial and operational results and outlook, including risks related to our business and operations. The audit committee oversees the management of risk as part of its responsibilities related to the oversight of the Company’s independent registered public accounting firm, and the review of the Company’s financial results and internal control over financial reporting.
Codes of Business Conduct and Ethics
We have adopted a code of business conduct and ethics (the “Code of Ethics”) applicable to our principal executive officer, principal financial officer, principal accounting officer and other officers that have a financial or operational oversight role, which is intended to comply with the requirements of Item 406 of Regulation
S-K.
We expect that any amendment to the Code of Ethics, or any waivers of its requirements applicable to our executive officers or directors, will be disclosed in the Company’s future filings under the Exchange Act. The Code of Ethics was previously filed as an exhibit to our SEC reports.
Meetings of the Board of Directors
During 2021, the Company’s board of directors held 12 regularly scheduled meetings and numerous additional meetings. Each of the directors participated in all of the meetings of the Company’s board of directors held during 2021.
Board of Director Policies and Procedures
The Company’s board of directors has documented the Company’s corporate governance practices by adopting certain policies and procedures, including the Code of Ethics and the charter of the audit committee. The Code of Ethics generally restricts our directors, officers and employees from trading in the Company’s common stock, subject to limited exceptions. These policies and procedures are designed to ensure the Company’s board of directors, together with the audit committee, will have the necessary authority and governance frameworks in place to make decisions independent of the Company’s management.

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
During 2021, the audit committee held four regularly scheduled meetings and numerous additional meetings. Each of the members of the audit committee attended all of the meetings of the audit committee held during 2021.
Director Compensation
For service on the Company’s board of directors, each director receives a quarterly cash retainer in the amount of $20,000. For service on the audit committee, each member receives an additional quarterly cash retainer in the amount of $4,000. The directors are not paid additional amounts for attendance at Company board or committee meetings.
To the extent any director serves on the board of directors (or similar governing body) of any of our active subsidiaries, the director is typically paid a quarterly cash retainer in the amount of $2,500, which amount is in addition to amounts paid for service on the Company’s board of directors. Messrs. Bederman and Degen each serve on the board of managers of Air Wisconsin.
No current director has been granted any equity awards in connection with his service on the Company’s board of directors or the audit committee.
We reimburse reasonable expenses incurred in connection with attending meetings of the Company’s board of directors and the audit committee.

Director Compensation Table

Name	Fees Earned Or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)
Richard A. Bartlett	$75,000	—	$75,000
Nolan Bederman (2)	$99,500	—	$99,500
Kevin J. Degen (2)	$99,500	—	$99,500

(1)	Each of the directors earned a quarterly cash retainer of $15,000 for the first quarter of 2021 and $20,000 for each subsequent quarter of 2021 for serving on the Company’s board of directors.
(2)
Messrs. Bederman and Degen each earned a quarterly cash retainer of $2,500 for the first quarter of 2021 and the $4,000 for each subsequent quarter of 2021 for serving on the audit committee, and a quarterly cash retainer of $2,500 for serving on the board of managers of Air Wisconsin.

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
Named Executive Officers
Our named executive officers include our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2021. Consistent with SEC rules and regulations, our named executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC, as indicated in the table below.
For the year ended December 31, 2021, our named executive officers were:

Named Executive Officer	Position
Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay	Senior Vice President and Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer
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

Elements of Compensation Program
In light of the compensation philosophy and objectives discussed above, the compensation program for our named executive officers generally consists of a base salary, a discretionary cash bonus, and other benefits as described below.
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
Discretionary Cash Bonus
Historically, we have not adopted a formal
non-equity
incentive program as defined in SEC rules and regulations. Rather, we have typically paid discretionary cash bonuses to our named executive officers and other senior executives. The target bonus opportunity is generally expressed as a percentage of base salary, which varies by executive based on factors such as title, responsibility level and tenure. The actual amounts of these bonuses are generally based on a number of subjective factors such as: (i) individual contributions to achieving our strategic objectives, (ii) our actual operational and financial performance, and (iii) executive retention concerns. Examples of strategic objectives that have impacted historical bonus decisions include the restructuring of indebtedness, the negotiation of key customer agreements, the hiring and retention of pilots, and cash management goals.
While final determinations of bonus payments are made based on the consideration of a number of individual and Company performance factors, the bonus calculations are typically not formulaic and are therefore discretionary in nature. For additional information, refer to the section entitled “
–Summary Compensation Table
” within this Annual Report.
Although the Company may implement a long-term cash incentive plan (“LTIP”) in the future to reward our senior executives, including our named executive officers, for the achievement of pre-determined
strategic and operational objectives and the creation of long-term value, there is no current intent to do so.
Equity-Based Awards
We have not historically granted equity awards to our named executive officers, and our named executive officers do not currently own any shares of our common stock or any equity awards exercisable for or convertible into shares of our common stock. We have not adopted an equity incentive plan, although we retain the right to do so in the future. Further, the Code of Ethics generally restricts our officers from trading in the Company’s common stock.
Benefits
We offer a standard benefits package that we believe is necessary to attract and retain key executives. Our named executive officers are eligible to participate in our medical, dental, vision and other welfare benefit plans, such as long-term disability insurance and life insurance.
We maintain a 401(k) plan for the benefit of our eligible employees, including our named executive officers other than our Chief Executive Officer. Currently, we contribute up to 3% of a participant’s compensation, and, in addition, we match contributions made by participants in an amount up to 50% of the amount contributed by participants, on up to 8% of their compensation, subject to IRS limitations, provided that all Company contributions are discretionary.
For the year ended December 31, 2021, certain senior executives were also eligible to participate in our Supplemental Executive Savings Plan (“SESP”), which is a non-qualified
deferred compensation retirement benefit plan. Pursuant to the SESP, we contribute, on a discretionary basis, an amount equal to the excess of the full amount of contributions to which the participant would have been entitled under our 401(k) plan, but for the IRS limitations on employer contributions, over the actual amount we contribute to the 401(k) plan for the participant.

Employment Agreements
We have entered into employment agreements with Mr. Binns and Mr. Mackay, each of which are summarized below. We have not entered into an employment agreement (or other similar agreement) with Ms. Deister.
Binns Agreement
Air Wisconsin entered into an employment agreement with Mr. Binns (the “Binns Agreement”), pursuant to which he was initially appointed to serve as President of Air Wisconsin in April 2019. Mr. Binns was also appointed to serve as Chief Executive Officer of Air Wisconsin in March 2020. The Binns Agreement had an initial term of two years, from April 1, 2019 through April 1, 2021, and renews automatically for one-year
renewal periods, subject to earlier termination in accordance with its terms.
The Binns Agreement currently provides for a minimum annual base salary of $425,000. The base salary amount may be increased by Air Wisconsin’s board of managers in its sole discretion.
Pursuant to the Binns Agreement, Mr. Binns is eligible to receive a cash bonus for each year during the term of the Binns Agreement, which shall be paid based on the achievement of certain individual and Company performance objectives, as well as certain other subjective factors, as determined by Air Wisconsin’s board of managers from time to time. To be eligible to receive the cash bonus, Mr. Binns is required to remain employed through the payment date. For the year ended December 31, 2020, Mr. Binns earned a cash bonus of $406,250, a portion of which was paid in March 2021, and the remainder of which was paid in October 2021. For the year ended December 31, 2021, Mr. Binns earned a cash bonus of $402,299, a portion of which was paid in March 2022, a portion of which will be paid in October 2022, and the remainder of which will be paid in four equal annual installments.
As discussed above, the Company may in the future implement an LTIP to reward the senior executives for the achievement of strategic objectives and the creation of long-term value. Mr. Binns will be eligible to receive LTIP awards once adopted. Until such time as an LTIP is implemented, Mr. Binns is eligible to receive a long-term incentive award (the “LTI Award”), each year during the term of the Binns Agreement in an amount equal to the actual incentive bonus amount for the immediately prior year. For the year ended December 31, 2021, Mr. Binns earned an LTI Award of $402,299. The LTI Awards are payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. To be eligible to receive any annual installment, Mr. Binns is required to remain employed on the relevant payment date. For additional information, refer to the section entitled “
– Summary Compensation Table
” within this Annual Report.
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
The Binns Agreement was amended in March 2021 primarily for the purpose of conforming certain payment provisions to the requirements of the agreements Air Wisconsin entered into with the Treasury for payroll support.

Mackay Agreement
Air Wisconsin entered into an employment agreement with Mr. Mackay (the “Mackay Agreement”) pursuant to which he was appointed to serve as the Chief Financial Officer of Air Wisconsin effective as of January 1, 2021. The Mackay Agreement provides Mr. Mackay with (i) an initial employment term of two years, from January 1, 2021 through December 31, 2022, with successive automatic one-year

renewal periods, subject to earlier termination as described therein; (ii) a minimum annual base salary of $220,000, which may be increased by the board of managers in its sole discretion; (iii) a one-time

sign-on

bonus in the amount of $35,000, which is subject to forfeiture in certain circumstances as described therein; and (iv) such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on substantially the same terms as those available to the other senior executives of Air Wisconsin.
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
Severance Agreements / Change in Control Agreements
Except as described under the section entitled “
– Employment Agreements
” within this Annual Report, we currently do not have severance agreements or change in control agreements (or other similar agreements) with any of our named executive officers. However, we reserve the right to enter into these types of agreements with our named executive officers or other employees in the future.
Summary Compensation Table
The following table sets forth summary compensation information for our named executive officers for the year ended December 31, 2021:

Name and Title	Year	Salary ($)	Bonus ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	Stock and Options Awards (3)	All Other Compensation ($) (4)	Total ($)
Christine R. Deister	2021	150,000	75,000	(5)	—	—	10,000	235,000
Chief Executive Officer and Secretary	2020	513,940	—		—	—	45,093	559,033
Robert Binns	2021	425,000	804,598	(6)	—	—	63,636	1,293,234
Chief Executive Officer and President, Air Wisconsin Airlines, LLC	2020	406,245	812,500	(7)	—	—	49,648	1,268,393
Liam Mackay (8)	2021	220,000	208,249	(9)	—	—	64,001	492,250
Senior Vice President, Chief Financial Officer, Air Wisconsin Airlines, LLC					—	—

(1)	The amounts in this column reflect the payment of discretionary cash bonuses to our named executive officers.
(2)	We did not adopt a non-equity incentive plan, as defined in the applicable SEC rules and regulations, for 2021 or 2020.

(3)	We have not granted any equity awards to our named executive officers and have not adopted an equity incentive plan.
(4)	All other compensation for 2021 included the following:
(i) Ms. Deister: aggregate cash payments in the amount of $10,000 for services provided to the board of directors of AWAC (consistent with the amounts paid to the other directors);
(ii) Mr. Binns: (1) aggregate cash payments in the amount of $20,000 for services provided to the board of directors of AWAC and the board of managers of Air Wisconsin (consistent with the amounts paid to the other directors and managers), (2) $20,300 for our contributions pursuant to the 401(k) plan, (3) $19,717 for our contributions to the SESP, and (4) $3,619 for a personal travel allowance benefit (based on the incremental cost to the Company); and
(iii) Mr. Mackay: (1) $11,557 for our contributions pursuant to the 401(k) plan, (2) $35,000 for a one-time

sign-on

bonus, (3) $13,074 as reimbursement for housing and other relocation expenses, and (4) $4,370 for a personal travel allowance benefit (based on the incremental cost to the Company).

(5)	This amount reflects a discretionary cash bonus that was earned by Ms. Deister for performance in 2021.
(6)
Of this amount, (i) $402,299 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2021, of which $318,750 was paid in March 2022, a portion of which will be paid in October 2022 and the balance of which will be paid in four equal annual installments through March 2026, and (ii) $ 402,299 reflects the issuance of an LTI Award, which is payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. To be eligible to receive the cash bonus, Mr. Binns is required to remain employed through each relevant payment date.

(7)
Of this amount, (i) $406,250 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2020, a portion of which was paid in March 2021 and the remainder of which was paid in October 2021, and (ii) $406,250 reflects the issuance of an LTI Award, which is payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. To be eligible to receive any annual installment, Mr. Binns is required to remain employed through the relevant payment date.

(8)	Mr. Mackay was appointed to serve as the Chief Financial Officer of Air Wisconsin as of January 1, 2021.
(9)
This amount reflects a discretionary cash bonus that was earned by Mr. Mackay for performance in 2021, of which $165,000 was paid in March 2022 and the balance of which will be paid in three equal annual installments through March 2025.

For additional information, refer to the section entitled “
Elements of Compensation Program – Discretionary Cash Bonus
” and “
—Employment Agreements
” within this Annual Report.
Outstanding Equity Awards at Fiscal Year End
As of December 31, 2021, none of our named executive officers held any outstanding equity awards to acquire shares of our common stock.
Equity Incentive Plans
We do not have outstanding any equity incentive plans, whether or not approved by our stockholders, pursuant to which any equity awards have been or may be issued to our directors, executive officers and other employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common stock as of March 18, 2022 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of the Company’s outstanding common stock.
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of Common Stock that may be acquired by an individual or group within 60 days of March 18, 2022, including upon the exercise of options or the conversion of preferred stock, are deemed to be outstanding for the purpose of computing the percentage ownership of each stockholder.

	Beneficial Ownership (1)(2)
	Number of Shares	Percentage
5% Stockholders
Amun LLC	20,000,000	31.4%
Southshore Aircraft Holdings, LLC (3)	16,500,000	25.9%
Named Executive Officers and Directors
Christine R. Deister	—	—
Robert Binns	—	—
Liam Mackay	—	—
Kevin J. Degen	—	—
Nolan Bederman	—	—
Richard A. Bartlett (4)	36,500,000	57.3%
All executive officers and directors as a group (6 persons)	36,500,000	57.3%

(1)
Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 47,155,297 shares of the Company’s outstanding common stock, and 4,000,000 shares of the Series C Preferred outstanding, in each case as of March 18, 2022.

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

(4)
Includes (i) 20,000,000 shares of the Company’s common stock held by Amun LLC (“Amun”) and (ii) 4,000,000 shares of the Series C Preferred held by Southshore that are immediately convertible into 16,500,000 shares of the Company’s common stock (based on the Conversion Price as of the date of filing of this Annual Report). The 20,000,000 shares of the Company’s common stock held by Amun as of March 18, 2022 represent approximately 31.4% of the fully diluted shares of capital stock of the Company, and the shares of the Series C Preferred held by Southshore as of March 18, 2022 represent approximately 25.9% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock). Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his indirect ownership of 25.6% of the outstanding equity interests of Amun. However, Mr. Bartlett does not control voting or investment decisions made by Amun, which are made by the board of managers of Amun. Mr. Bartlett disclaims beneficial ownership of the shares held by Amun except to the extent of his pecuniary interest therein. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore and his indirect ownership of 25.6% of the outstanding equity interests of Southshore. However, Mr. Bartlett does not control voting or investment decisions made by Southshore, which are made by the board of managers of Southshore. Mr. Bartlett disclaims beneficial ownership of the shares held by Southshore except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions
Other than the transactions discussed below, and the various compensation arrangements described in the section entitled “
Executive Compensation
” within this Annual Report, since January 1, 2020, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or are expected to be a party for which the amount involved exceeds or is expected to exceed $120,000, and in which any director, executive officer, holder of more than 5% of the Company’s common stock or Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.
Transactions with Amun LLC and Resource Holdings Associates
Since January 2012, Amun has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to a Stock Purchase Agreement entered into with Amun in January 2012 (the “Amun SPA”). In accordance with the Amun SPA, AWAC has paid a recurring monthly fee of $20,000 in exchange for Amun’s financial advisory and management services. Amun has assigned the payment of these fees to Resource Holdings Associates (“Resource Holdings”) such that AWAC paid a total of $240,000 to Resource Holdings in both 2021 and 2020. In June 2021, the Company’s board of directors agreed to pay Resource Holdings a recurring monthly fee of $12,500, effective April 1, 2021, which is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $112,500 to Resource Holdings for the year ended December 31, 2021.
Amun is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 25.6% of the outstanding equity interests of Amun. Jerry M. Seslowe, who served as a director of AWAC from December 2011 until his resignation in April 2020, and as a director of the Company from August 2011 until his resignation in March 2019, holds, directly or indirectly, 17.6% of the outstanding equity interests of Amun. John C. Shaw, who served as a director of AWAC from December 2011 until his resignation in April 2020, and as a director of the Company from August 2011 until his resignation in March 2019, directly holds 17.6% of the outstanding equity interests of Amun. Geoffrey T. Crowley, who serves as a director of AWAC and an employee of Air Wisconsin, directly holds 12.4% of the outstanding equity interests of Amun. William P. Jordan and Patrick J. Thompson, each of whom served as a director of AWAC from February 2017 until his respective resignation in April 2020, and is employed by Air Wisconsin, each directly hold 12.4% of the outstanding equity interest of Amun.
Resource Holdings is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 33.3% of the outstanding equity interests of Resource Holdings. Jerry M. Seslowe and John C. Shaw, each of whom served as a director of AWAC from December 2011 until his respective resignation in April 2020, and as a director of the Company from August 2011 until his respective resignation in March 2019, each indirectly hold 33.3% of the outstanding equity interests of Resource Holdings.
Transactions with Southshore Leasing, LLC and Southshore Affiliates
Southshore Leasing, LLC (“Southshore Leasing”), through its affiliates (the “Southshore Affiliates” and, together with Southshore Leasing, “Southshore”), leased aircraft and engines to Air Wisconsin pursuant to various operating lease agreements from April 2010 through January 2020. During 2020, Air Wisconsin paid a total of approximately $150,000 to Southshore, consisting of approximately $70,000 for the lease of three aircraft and approximately $80,000 for the lease of additional engines to support the operations of Air Wisconsin’s aircraft fleet.
Air Wisconsin also from time to time contracted for services to be performed on assets held by Southshore that are used in Air Wisconsin’s operations and received reimbursement from Southshore at the cost of such services. Because Air Wisconsin acted as an agent or an intermediary in facilitating such transactions, and no amounts were paid to Air Wisconsin for rendering these services other than reimbursement of direct costs, the dollar amounts of these transactions are not included in the amounts described above.

Southshore is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, directly or indirectly holds 25.6% of the outstanding equity interests of Southshore Leasing. Jerry M. Seslowe and John C. Shaw, each of whom served as a director of AWAC from December 2011 until his respective resignation in April 2020, and as a director of the Company from August 2011 until his respective resignation in March 2019, each directly or indirectly hold 17.6% of the outstanding equity interests of Southshore Leasing. Geoffrey T. Crowley, who serves as a director of AWAC and as an employee of Air Wisconsin, directly holds 12.4% of the outstanding equity interests of Southshore Leasing. William Jordan and Patrick Thompson, each of whom served as a director of AWAC from February 2017 until his respective resignation in April 2020, and is currently employed by Air Wisconsin, directly each holds 12.4% of the outstanding equity interests of Southshore Leasing.
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
AUDIT AND
NON-AUDIT
FEES
The following table represents aggregate fees billed to us for services related to the year ended December 31, 2021 by Grant Thornton, LLP and for the services related to the year ended December 31, 2020 by Grant Thornton, LLP and BDO USA, LLP:

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$463,028	$639,957
Audit-Related fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total fees	$463,028	$639,957

(1)
Consists of fees for professional services rendered in connection with the audit of our consolidated financial statements included in this Annual Report, review of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Consists of fees for professional services for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported as Audit Fees, including audits of employee benefit plans and special procedures required to meet certain regulatory requirements.

(3)	Consists of fees for professional services for tax compliance, tax advice and tax planning.
(4)	Consists of fees for permitted professional services other than the services reported above.
POLICY ON AUDIT COMMITTEE
PRE-APPROVAL
OF AUDIT AND PERMISSIBLE
NON-AUDIT
SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The audit committee
pre-approves
all audit and permissible
non-audit
services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, internal control services, tax services and other services. The audit committee has adopted a policy for the pre-approval
of services provided by our independent registered public accounting firm. The policy generally pre-approves
specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.
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
For the year ended December 31, 2021, all audit and
non-audit
services provided by the independent registered public accounting firm were pre-approved.
The audit committee has determined that the rendering of the non-audit
services described above by Grant Thornton LLP and BDO USA, LLP is compatible with maintaining the auditor’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
1. Consolidated Financial Statements
The financial statements filed as part of this Annual Report are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report and are incorporated by reference herein.
2. Financial Statement Schedules
All schedules are omitted as the information is not required or is inapplicable, or the required information is presented in the consolidated financial statements or notes to the consolidated financial statements within this Annual Report.
3. Exhibits
The exhibits listed below are filed or furnished as part of this Annual Report.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Harbor Diversified, Inc. (as amended through December 31, 2019).	10-K	001-34584	3.1	July 10, 2020

3.2	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock of Harbor Diversified, Inc.	10-K	001-34584	3.2	July 10, 2020

3.3	Amended and Restated Bylaws of Harbor Diversified, Inc. (a Delaware Corporation) (as amended through December 31, 2019).	10-K	001-34584	3.3	July 10, 2020

4.1	Description of Capital Stock of Harbor Diversified, Inc.	10-K	001-34584	4.1	July 10, 2020

4.2*	Specimen Stock Certificate for Common Stock of Harbor Diversified, Inc.

10.1#	Form of Indemnification Agreement.	10-K	001-34584	10.1	July 10, 2020

10.2#	Employment Agreement, dated June 24, 2015, between Air Wisconsin Airlines Corporation (now known as “Air Wisconsin Airlines LLC”) and Christine R. Deister.	10-K	001-34584	10.2	July 10, 2020

10.3.1#	Employment Agreement, dated March 20, 2019, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3	July 10, 2020

10.3.2#	First Amendment to Employment Agreement, dated March 29, 2021, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3.2	April 1, 2021

10.4#	Employment Agreement, dated January 1, 2021, between Air Wisconsin Airlines LLC and Liam Mackay.	10-K	01-34584	10.4	April 1, 2021

10.5.1+†	Capacity Purchase Agreement, dated February 26, 2017, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.1	July 10, 2020

10.5.2	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.2	July 10, 2020

10.5.3+†	First Amendment to Capacity Purchase Agreement, dated October 14, 2020, between United Airlines, Inc., Air Wisconsin Airlines LLC, AWAC Aviation, Inc., and Harbor Diversified, Inc.	10-K	001-34584	10.5.3	April 1, 2021

10.5.4†	Second Amendment to Capacity Purchase Agreement, dated April 23, 2021, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.3	May 17, 2021

10.6+	Purchase Agreement, dated January 17, 2020, among Harbor Diversified, Inc., Air Wisconsin Airlines LLC, and Southshore Aircraft Holdings, LLC.	10-K	001-34584	10.5	July 10, 2020

10.7	Note, dated April 6, 2020, payable by Air Wisconsin Airlines LLC to Lender.	10-K	001-34584	10.6	July 10, 2020

10.8.1	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.7	July 10, 2020

10.8.2	Payroll Support Program Extension Agreement, dated March 22, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.2	April 1, 2021

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8.3*	Payroll Support Program 3 Agreement, dated June 1, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.

10.9.1+	Restructuring Agreement, dated January 25, 2018, among Air Wisconsin Airlines LLC, the Lender, the Subordinated Note Holder, U.S. Bank National Association and Investissement Quebec.	10-K	001-34584	10.8.1	July 10, 2020

10.9.2	Form of Amended and Restated Credit Agreement, dated December 24, 2018, among Air Wisconsin Airlines LLC, U.S. Bank National Association and the Lender.	10-K	001-34584	10.8.2	July 10, 2020

10.10.1	Credit Agreement, dated June 5, 2017, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.1	July 10, 2020

10.10.2	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.2	July 10, 2020

10.10.3	Credit Agreement, dated January 25, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.3	July 10, 2020

10.10.4	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.4	July 10, 2020

10.10.5	Amendment No. 2 to Credit Agreement, dated April 24, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.5	July 10, 2020

10.10.6	Amendment No. 3 to Credit Agreement, dated June 20, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.6	July 10, 2020

14.1	Code of Business Conduct and Ethics for Senior Financial Officers.	10-K	001-34584	14.1	July 10, 2020

21.1	List of Subsidiaries of Harbor Diversified, Inc.	10-K	001-34584	21.1	July 10, 2020

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	—	—

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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
†
Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation
S-K.
The registrant has determined that such redacted information is (i) not material, and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

ITEM 16.	FORM 10-K SUMMARY
Information with respect to this Item is not required and has been omitted.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: March 30, 2022	By:	/s/ Christine R. Deister
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

Signature	Title	Date

/s/ Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. (Principal Executive Officer)	March 30, 2022

/s/ Liam Mackay	Chief Financial Officer, Air Wisconsin Airlines LLC (Principal Financial Officer)	March 30, 2022

/s/ Gregg Garvey	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC (Principal Accounting Officer)	March 30, 2022

/s/ Richard A. Bartlett	Director, Harbor Diversified, Inc.	March 30, 2022

/s/ Nolan Bederman	Director, Harbor Diversified, Inc.	March 30, 2022

/s/ Kevin J. Degen	Director, Harbor Diversified, Inc.	March 30, 2022