Form 10-Q
period 2022-03-31
HARBOR DIVERSIFIED, INC.
filed 2022-05-09
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2022, the registrant had 47,053,806 shares of common stock, $0.01 par value, outstanding, and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
for the three months ended March 31, 2022 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•
the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner, particularly given the expiration of the United capacity purchase agreement by its terms in February 2023;

•
the possibility that United does not agree to enter into a new capacity purchase agreement or to extend the current United capacity purchase agreement on commercially reasonable terms or at all, that the parties fail to resolve existing or future disagreements relating to the agreement, or that United elects to terminate the agreement prior to the expiration of the term as a result of the occurrence of a termination event specified in the agreement;

•	the supply of qualified pilots and mechanics to the airline industry, attrition, and the costs associated with hiring and training qualified pilots and mechanics;

•
the announcement by three major airlines, including United, that they intend to significantly reduce or discontinue the use of single class
50-seat
aircraft, including the
CRJ-200
regional jet comprising Air Wisconsin’s fleet, which may limit Air Wisconsin’s opportunities to enter into a new capacity purchase agreement with United and its ability to enter into substitute arrangements with another airline partner;

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

The forward-looking statements contained in this Quarterly Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within this Quarterly Report and in the other reports we file with the Securities and Exchange Commission (“SEC”).
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

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information
Item 1. Financial Statements

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,573	$37,170
Restricted cash	576	1,449
Marketable securities	136,178	138,370
Accounts receivable, net	15,680	7,422
Notes receivable	51,078	—
Spare parts and supplies, net	5,114	5,200
Contract costs	499	518
Prepaid expenses and other	1,834	4,174

Total Current Assets	236,532	194,303

Property and Equipment
Flight property and equipment	260,926	259,720
Ground property and equipment	8,221	8,252
Less accumulated depreciation and amortization	(150,109)	(143,313)

Net Property and Equipment	119,038	124,659

Other Assets
Operating lease right-of-use asset	17,328	18,679
Intangibles	5,300	5,300
Long-term deferred tax asset	616	533
Long-term investments	4,275	4,275
Long-term contract costs	—	96
Long-term notes receivable	—	47,568
Other	1,805	3,988

Total Other Assets	29,324	80,439

Total Assets	384,894	$399,401

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$15,797	$20,060
Accrued payroll and employee benefits	12,484	14,885
Current portion of operating lease liability	5,180	5,150
Other accrued expenses	228	172
Contract liabilities	6,917	8,098
Deferred revenue	40,102	35,792
Income taxes payable	751	—
Current portion of long-term debt (stated principal amount of $3,500 at March 31, 2022 and December 31, 2021)	5,845	5,880

Total Current Liabilities	87,304	90,037

Other Long-Term Liabilities
Long-term debt (stated principal amount of $56,000 at March 31, 2022 and December 31, 2021)	61,110	61,670
Long-term promissory note	4,275	4,275
Deferred tax liability	653	688
Long-term operating lease liability	9,515	10,877
Long-term contract liabilities	—	1,326
Deferred revenue, net of current portion	—	9,046
Other	2,663	2,722

Total Long-Term Liabilities	78,216	90,604

Total Liabilities	165,520	180,641
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued at March 31, 2022 and December 31, 2021, 47,053,806 shares outstanding at March 31, 2022 and 53,316,299 shares outstanding at December 31, 2021	555	555
Additional paid-in capital	286,262	287,429
Retained deficit	(69,881)	(79,144)
Treasury stock	(10,762)	(3,280)

Total Stockholders’ Equity	206,174	205,560

Total Liabilities and Stockholders’ Equity	$384,894	$399,401

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

	(unaudited)
Operating Revenues
Contract revenues	$66,968	$49,756
Contract services and other	7	18

Total Operating Revenues	66,975	49,774

Operating Expenses
Payroll and related costs	26,601	22,751
Aircraft fuel and oil	51	13
Aircraft maintenance, materials and repairs	14,501	11,072
Aircraft rent	—	23
Other rents	1,613	922
Depreciation, amortization and obsolescence	6,644	6,500
Payroll Support Program	—	(27,914)
Purchased services and other	3,765	3,150

Total Operating Expenses	53,175	16,517

Income From Operations	13,800	33,257

Other (Expense) Income
Interest income	574	370
Interest expense	—	(362)
Loss on marketable securities	(2,423)	(57)
Other, net	210	—

Total Other (Expense) Income	(1,639)	(49)

Net Income Before Taxes	12,161	33,208
Income Tax Expense	2,898	7,983

Net Income	$9,263	$25,225
Preferred stock dividends	198	198

Net income available to common stockholders	$9,065	25,027

Basic Earnings per share	$0.19	$0.46
Diluted Earnings per share	$0.14	$0.35
Weighted Average Common Shares:
Basic	47,638	54,863
Diluted	64 535	71,662
See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560
Net income	—	—	—	—	—	—	9,263	—	9,263
Dividends	—	—	—	—	—	(198)	—	—	(198)
Cancellation of stock option	—	—	—	—	—	(969)	—	—	(969)
Treasury stock purchases	—	—	(6,262)	6,262	—	—	—	(7,482)	(7,482)

Balance, March 31, 2022 (unaudited)	4,000	$13,200	47,054	8,427	$555	$286,262	$(69,881)	$(10,762)	$206,174

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	25,225	—	25,225
Dividends	—	—	—	—	—	(198)	—	—	(198)

Balance, March 31, 2021 (unaudited)	4,000	$13,200	54,863	618	$555	$288,023	$(146,545)	$(481)	$141,552

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2022	2021

	(unaudited)
Cash Flows From Operating Activities
Net income	$9,263	$25,225
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and obsolescence allowance	6,644	6,500
Amortization of contract costs	(1,066)	(661)
Amortization of engine overhauls	616	298
Deferred income taxes	(118)	163
(Gain) loss on disposition of property and equipment	(2)	49
Loss on marketable securities	2,423	57
Changes in operating assets and liabilities:
Accounts receivable	(8,258)	(14,193)
Notes receivable	(3,510)	(7,235)
Federal tax receivable	—	(3,026)
Spare parts and supplies	(229)	211
Prepaid expenses and other	4,523	(1,256)
Operating lease right-of-use asset	19	96
Accounts payable	(4,263)	609
Accrued payroll and employee benefits	(2,401)	(510)
Other accrued expenses	56	33
Long-term deferred revenue	(9,046)	355
Contract liabilities	(1,441)	(312)
Deferred revenue	4,310	7,556
Income taxes payable	751	763
Other long-term liabilities	(59)	24

Net Cash (Used in) Provided by Operating Activities	(1,788)	14,746

Cash Flows From Investing Activities
Additions to property and equipment	(1,210)	(163)
Proceeds on disposition of property and equipment	3	4
Purchase of marketable securities	(231)	(20,000)

Net Cash Used in Investing Activities	(1,438)	(20,159)

Cash Flows From Financing Activities
Repayments of long-term debt	(595)	(700)
Dividends paid	(198)	(198)
Cancellation of stock option	(969)	—
Repurchased stock	(7,482)	—

Net Cash Used in Financing Activities	(9,244)	(898)

Decrease in Cash, Cash Equivalents and Restricted Cash	(12,470)	(6,311)
Cash, Cash Equivalents and Restricted Cash, beginning of period	38,619	131,193

Cash, Cash Equivalents and Restricted Cash, end of period	$26,149	$124,882

See accompanying condensed notes to unaudited consolidated financial statements.
See Note 11 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (in thousands, except shares and per share amounts)

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
no material assets.
The consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly in all material respects the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to consolidated financial statements are presented in thousands except per share and par value amounts.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form
10-K
for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022 (2021 Annual Report). Due in part to the significant impacts to the Company’s business and industry from the industry-wide pilot shortage and the global coronavirus
(COVID-19)
pandemic, in addition to other factors, the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other reporting period.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement (United capacity purchase agreement) with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020, April 2021 and April 2022. United is currently Air Wisconsin’s sole airline partner. For additional information, refer to Note 3,
Capacity Purchase Agreement with United.
Air Wisconsin operates as a United Express carrier with a presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs.
Contract Revenues
The Company recognizes revenue under the United capacity purchase agreement over time as services are provided. United pays Air Wisconsin a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day, with incentive payments available, and penalties payable, based on the achievement, or failure to achieve, certain performance criteria. Under the agreement, Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. The agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses such as hull and liability insurance, property taxes and Canadian navigational fees.
United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments are reconciled through December 2021. As of March 31, 2022, United owed Air Wisconsin $5,066 pursuant to the United capacity purchase agreement, which is recorded in accounts receivable, net, on the consolidated balance sheets. United has disputed that it owes a portion of that amount.
Under the United capacity purchase agreement, Air Wisconsin is eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The incentives are defined in the agreement and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved, or penalties payable, during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606,
Revenue from Contracts with Customers
(Topic 606). Although the final reconciliations have not been completed for all periods, after considering operational performance related to expected incentive and penalty payments, Air Wisconsin has received, or is likely to receive, incentive payments, net of penalties, of $777 and $1,819 for the three months ended March 31, 2022 and 2021, respectively, under the United capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through February 2023, the end of the contract period. Accordingly, during the three months ended March 31, 2022, Air Wisconsin recognized $4,736 of fixed revenues that were previously deferred, compared to a deferral of $7,911 of fixed revenues in the three months ended March 31, 2021. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term. The deferred fixed revenues as of March 31, 2022 and 2021 were $40,102 and $35,792, respectively.
Consistent with the discussion above, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, Air Wisconsin also recognized increased non-refundable
upfront fee revenues and increased fulfillment costs, both of which are amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the three months ended March 31, 2022, Air Wisconsin recorded $1,066 of revenue from upfront fees and $114 of fulfillment costs, compared to $661 in revenue from upfront fees and $71 of fulfillment costs for the three months ended March 31, 2021. The deferred upfront fee revenue, in the amount of $4,654, is recorded as part of contract liabilities on the consolidated balance sheets.
As part of the October 2020 amendment to the United capacity purchase agreement (CPA Amendment), United issued a note receivable to Air Wisconsin in the amount of $11,048 along with a cash settlement of $670, of which $4,410 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base, of which $73 was deferred as of December 31, 2021. For the three months ended March 31, 2022, Air Wisconsin recorded $519 of revenue related to these items, compared to $313 of revenue related to these items for the three months ended March 31, 2021. The deferred CPA Amendment revenue, in the amount of $2,263, is recorded as part of contract liabilities on the consolidated balance sheets.
The timing of the recognition of deferred fixed revenues,
non-refundable
upfront fee revenue, fulfillment costs, and deferred CPA Amendment revenue in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown over the contract term.
The amount of revenues recognized for the three months ended March 31, 2022 that were previously recorded as contract liabilities were $6,321.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three months ended March 31, 2022 and 2021, Air Wisconsin recorded $3,509 and $7,235, respectively, in revenue related to this performance obligation. Under the CPA Amendment, United pays this amount by the delivery of a note due at the end of the contract term in February 2023. Therefore, this amount was recorded in notes receivable on the consolidated balance sheets. The notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. As of March 31, 2022, these notes totaled $51,078, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of March 31, 2022, interest receivable on these notes totaled $2,710.
Other Revenues
Other revenues primarily consist of the sales of parts to other airlines and are immaterial in all periods presented. The transaction price for the sale of these parts generally is fair market value.
Restricted Cash
As of March 31, 2022, the Company had a restricted cash balance of $576. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
and Note 13,
Stock Repurchase Program.
Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in ASC Topic 321,
Investments-Equity Securities
, with the change in fair value during the period included in the consolidated statements of operations. As of March 31, 2022 the fair value of the Company’s marketable securities was $136,178.
The calculation of net unrealized gains and losses that relate to marketable securities held as of March 31, 2022 is as follows:

Net losses recognized during the three months ended March 31, 2022 on equity securities	$(2,423)
Less: Net gains and losses recognized during the period on equity securities sold during the three months ended March 31, 2022	—

Unrealized losses recognized during the reporting period on equity securities still held at March 31, 2022	$(2,423)

The calculation of net unrealized gains and losses that relate to marketable securities held as of March 31, 2021 is as follows:

Net losses recognized during the three months ended March 31, 2021 on equity securities	$(57)
Less: Net gains and losses recognized during the period on equity securities sold during the three months ended March 31, 2021	—

Unrealized losses recognized during the reporting period on equity securities still held at March 31, 2021	$(57)

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
Depreciation expense as of March 31, 2022 and 2021 was $6,315 and $6,249, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying consolidated statements of operations.
Impairment of Long-Lived and Intangible Assets
The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests were required to be performed as of March 31, 2022.
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
The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2018. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2017. As of March 31, 2022, the Company had no outstanding tax examinations.
Concentration of Customer Risk
United is currently Air Wisconsin’s sole airline partner. Substantially all the Company’s revenues in the three months ended March 31, 2022 and 2021 were derived from the United capacity purchase agreement. For additional information, refer to Note 3,
Capacity Purchase Agreement with United
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates these determinations each reporting period, and it is possible that an asset or liability may be classified differently from year to year.
The tables below set forth the Company’s classification of marketable securities and long-term investments as of:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$111,851	$111,851	$—	$—
Marketable securities – mutual funds	24,327	24,327	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$140,453	$136,178	$4,275	$—

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$19,943	$19,943	$—	$—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$24,218	$19,943	$4,275	$—

Reclassification
Certain operating expenses previously recorded in purchased services and other in the consolidated statement of operations for the three months ended March 31, 2021, have been reclassified to aircraft maintenance, materials and repairs to conform to the presentation for the three month period ended March 31, 2022, with no effect on net income. The reclassification relates to certain third party maintenance activities.
Certain current liabilities previously recorded in contract liabilities in the consolidated balance sheets as of December 31, 2021 have been reclassified to deferred revenue to conform to the presentation as of March 31, 2022. As a result of this change, the consolidated statements of cash flows also required a reclassification from contract liabilities to deferred revenues in the
Cash Flows from Operating Activities
section of the consolidated statements of cash flows.
Upcoming Accounting Pronouncement
In June 2016, FASB issued ASU
2016-13,
Financial
Instruments
—Credit Losses
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
Reduction in Block Hours
Public concerns about
the COVID-19 virus,
as well as the various governmental guidelines and restrictions adopted to limit the spread of the COVID-19 virus,
have had a material adverse impact on passenger demand for air travel since the beginning of the pandemic. While demand has generally increased since the beginning stages of the pandemic as a result of the easing of certain of these guidelines and restrictions, as well as reduced incidence of the virus and expanded availability and adoption of vaccines, passenger demand has not returned to pre-pandemic
levels which, together with the industry-wide pilot shortage, has prevented Air Wisconsin from consistently achieving block hours in line with pre-pandemic
levels.
United Capacity Purchase Agreement
Since a portion of the Company’s revenues is fixed due to the structure of the United capacity purchase agreement, the impact of the COVID-19 pandemic on the Company’s financial position has been partially mitigated or offset. However, if United does not pay the full amount required under the agreement, whether due to its own financial disruption resulting from the COVID-19 pandemic, as a result of a dispute with Air Wisconsin, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition and liquidity. Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of March 31, 2022, the amount in dispute was approximately
$9,371.
The Company believes that United’s claims have no support under the United capacity purchase agreement, however the outcome cannot be predicted. The Company has recognized all disputed amounts through March 31, 2022 in the consolidated financial statements.
The fixed amount received under the United capacity purchase agreement is based on a fixed contractual rate and number of covered aircraft, while variable revenue earned is based on the number of block hours and departures. Since the onset of the pandemic, variable revenues have been significantly reduced due to the lower number of flights relative to historical levels. In addition, a portion of the fixed amount of revenue has been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term. Due to a recent increase in completed flights, and based on projected future completed flight activity, Air Wisconsin has begun to reverse the prior deferral of revenues and anticipates continuing to do so through the end of the contract period. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies
.
Paycheck Protection Program
Air Wisconsin’s receipt of governmental assistance has mitigated to some extent the adverse impacts of the
COVID-19
pandemic on the Company’s financial condition, results of operations and liquidity.
In April 2020, Air Wisconsin received a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program (PPP) established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and administered by the Small Business Administration (SBA). Under the CARES Act, Air Wisconsin applied for forgiveness of the SBA Loan, and the SBA granted forgiveness of all principal and accrued interest on the SBA Loan in August 2021 in the amount of $10,135, which was recorded as gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2021 included within our 2021 Annual Report.

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
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot involuntarily terminate or furlough any employee or reduce any employee’s pay rates or benefits without that employee’s consent, in any case prior to certain dates, (iii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iv) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (v) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement.
No such audits have been initiated by the Treasury under
the PSP-2 Agreement
or PSP-3 Agreement
as of the date of this filing. For additional information, refer to Note 8,
 Commitments and Contingencies.
The proceeds of the Treasury Payroll Support under the PSP Agreements were recorded in cash and cash equivalents when received and were recognized as a contra-expense under Payroll Support Program in the consolidated statements of operations for the periods for which the funds were intended to offset payroll expenses. As all amounts were recognized at December 31, 2021; Air Wisconsin did not recognize a reduction in operating expense in the three months ended March 31, 2022, as compared to $27,914 for the three months ended March 31, 2021.
3. Capacity Purchase Agreement with United
In February 2017, Air Wisconsin entered into the United capacity purchase agreement with United to operate up to
65 CRJ-200 regional
jet aircraft. In October 2020, Air Wisconsin entered into the CPA Amendment, which among other things, set the number of aircraft covered by the agreement at 63. In April 2021, Air Wisconsin and United entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours during the remaining term of the agreement
. In April 2022, Air Wisconsin and United entered into a third amendment to the United capacity purchase agreement which addressed the date by which United must provide a wind-down schedule for the period following the expiration of the term of the agreement. The term of the United capacity purchase agreement ends in
February 2023
. Air Wisconsin and United are in active negotiations regarding the extension of the agreement or the execution of a new agreement, however there can be no assurance that any agreement will be reached.
4. Property and Equipment
As of March 31, 2022, Air Wisconsin owned 64
CRJ-200
regional jets.
5. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2022 was 23.8%. The Company’s effective tax rate for the three months ended March 31, 2022 varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
The Company’s effective tax rate for the three months ended March 31, 2021 was 24.0%. The Company’s effective tax rate for the three months ended March 31, 2021 varied from the federal statutory rate of 21.0% primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.

6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

	March 31, 2022	December 31, 2021
Notes, due December 31, 2025 (4.0%)	$66,955	$67,550
Less: current maturities	5,845	5,880

Total Long-Term Debt	$61,110	$61,670

Maturities of long-term debt for the periods subsequent to March 31, 2022, are as follows:

Fiscal Year	Amount
April 2022 through December 2022	$5,285
2023	9,170
2024	8,890
2025	43,610

Total	$66,955

The debt agreements include, among other provisions, certain covenants. As of March 31, 2022, and March 31, 2021, Air Wisconsin was in compliance with the covenants included in each of its debt agreements.
For additional information regarding Long-Term Debt, refer to Note 6,
Debt,
within our 2021 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,720 as of March 31, 2022. For additional information, refer to Note 1,
Fair Value of Financial Instruments
.
7. Lease Obligations
Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 1 month to 12 years. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease conception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance.
Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
Certain leases contain an option to extend or terminate the lease agreement. The Company evaluates each option prior to its expiration and may or may not exercise such option depending on conditions present at the time. At the inception of the lease, if it is reasonably certain that the Company will exercise an option to extend or terminate a lease, the Company considers the option in determining the classification and measurement of the lease. The Company expects that in the normal course of business operating leases that expire will be renewed or replaced by other leases.
As of March 31, 2022, the
Company’s right-of-use assets
were $17,328, current maturities of operating lease liabilities were $5,180, and noncurrent lease liabilities were $9,515. During the three months ended March 31, 2022, the Company paid $1,490 in operating lease payments.

The table below presents operating lease related terms and discount rates as of March 31, 2022:

Weighted-average remaining lease term	3.47 years
Weighted-average discount rate	5.41%
Components of lease costs were as follows for the dates presented:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$1,474	$766
Short-term lease costs	104	146
Variable lease costs	35	33

Total Lease Costs	$1,613	$945

As of March 31, 2022, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,613 and $945 for the three months ended March 31, 2022 and March 31, 2021, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease
terms greater than one year as of March 31, 2022:

Fiscal Year	Amount
April 2022 through December 2022	$4,558
2023	5,832
2024	3,356
2025	2,645
2026	147
Thereafter	511

Total lease payments	17,049
Less imputed interest	(2,354)

Total Lease Liabilities	$14,695

8. Commitments and Contingencies
Legal Matters
The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of March 31, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.
Treasury Payroll Support Program Audit
In September 2020, the Treasury’s Office of Inspector General (OIG) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the
PSP-1
Agreement. The audit focused, among other things, on certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of certain provisions of the application for Treasury Payroll Support and the
PSP-1
Agreement, as well as the Treasury’s guidance regarding the Payroll Support Program. As of the date of this filing, Air Wisconsin has not received written confirmation from the OIG regarding the status or results of the audit. Nevertheless, the Treasury subsequently entered into the
PSP-2
Agreement and the
PSP-3
Agreement with Air Wisconsin, has paid to Air Wisconsin the amounts to be paid under the
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.
Standby Letters of Credit
As of March 31, 2022, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. Air Wisconsin maintained a credit facility with a borrowing capacity of $372 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.

Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Total	April through December 2022	2023	2024	2025	2026	Thereafter
Aircraft Notes Principal	$59,500	$3,500	$7,000	$7,000	$42,000	$—	$—
Aircraft Notes Interest	7,455	1,785	2,170	1,890	1,610	—	—
Operating Lease Obligations	17,049	4,558	5,832	3,356	2,645	147	511

Total	$84,004	$9,843	$15,002	$12,246	$46,255	$147	$511

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of March 31, 2022, all of the Company’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes, refer to Note 6,
Debt,
and the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
”
within our 2021 Annual Report.
9. Related-Party Transactions
Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 to Resource Holdings for the three months ended March 31, 2022 and March 31, 2021, plus the reimbursement of certain out-of-pocket
expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 to Resource Holdings for the three months ended March 31, 2022. For additional information, refer to “
Certain Relationships and Related Transactions, and Director Independence
” within our 2021 Annual Report.
10. Earnings Per Share and Equity
Calculations of net income per common share for the dates presented were as follows:

	Three Months Ended March 31,
	2022	2021
Net income	$9,263	$25,225
Preferred stock dividends	198	198

Net income applicable to common stockholders	9,065	25,027

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	47,638	54,863
Stock option	397	299
Series C Preferred	16,500	16,500

Shares used in calculating diluted earnings per share	64,535	71,662

Earnings allocated to common stockholders per common share
Basic	$0.19	$0.46
Diluted	$0.14	$0.35
Basic earnings per share of common stock is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the exercise of a stock option granted in 2015 into 397 shares of common stock under the treasury stock method for the three months ended March 31, 2022. In March 2022, Harbor entered into an agreement with the holder of the stock option to cancel the option in exchange for
$969. The stock option is included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding.
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of March 31, 2022, 755 shares of the Series C Preferred were immediately convertible into 16,500 shares of common stock (representing 26.0% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.
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
On March 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on March 31, 2022.
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
Excluded Stock Options
In January 2022, Harbor granted a group of affiliated stockholders options to sell additional shares of Harbor’s common stock owned by the stockholders at fixed prices. As these options were out-of-the-money during the three month period ended March 31, 2022, they would have an anti-dilutive effect on the calculation of earnings per share and thus are not included in the calculation above. For additional information regarding these options, refer to Note 13,
Stock Repurchase Program
, within this Quarterly Report.
11. Supplemental Cash Flow Information
Cash payments for interest for the three months ended March 31, 2022 and March 31, 2021 were $595 and $1,037, respectively. Cash payments for income taxes for the three months ended March 31, 2022 and March 31, 2021 were $6 and $10,083, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $1,490 and $700 for the three months ended March 31, 2022 and March 31, 2021, respectively.

12. Intangible Assets
Intangible assets consist of the following as of the dates presented:

	March 31, 2022	December 31, 2021
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

13. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired a total of 6,262 shares of its common stock pursuant to the stock repurchase program in the three months ended March 31, 2022.
In January 2022, Harbor entered into an agreement with a group of affiliated stockholders pursuant to which Harbor agreed to repurchase an aggregate of 5,437,500 shares of common stock for a purchase price of $5,655 pursuant to the settlement of a legal claim Harbor had against the stockholders. As part of the transaction, Harbor also granted to the stockholders three options to sell additional shares of Harbor’s common stock owned by the stockholders at fixed prices.

The first option provided the right to require Harbor to purchase up to 1,600,000 shares at a price of $1.95 from January 1, 2022 through and including February 15, 2022. The second option provided the right to require Harbor to purchase up to 1,000,000 shares at a price of $1.90 from February 16, 2022 through and including March 31, 2022. The third option provided the right to require Harbor to purchase 500,000 shares at a price of $1.85 from April 1, 2022 through and including May 15, 2022. As of March 31, 2022, the first two options had expired without exercise.
For additional information, refer to Part II, Item 2, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
” within this Quarterly Report.
14. Subsequent Events
The Company evaluated its consolidated financial statements included in this Quarterly Report for subsequent events through May 9, 2022, the date the consolidated financial statements were available to be issued. The following subsequent event is noted:

•
In April 2022, Air Wisconsin and United entered into a third amendment to the United capacity purchase agreement which addressed the date by which United must provide a wind-down schedule for the period following the expiration of the term of the agreement.

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
for the year ended December 31, 2021 (our “2021 Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
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
For the three months ended March 31, 2022, Air Wisconsin operated a fleet of
64 CRJ-200 regional
jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. More than 99% of our operating revenues for the three months ended March 31, 2022 was derived from operations associated with the United capacity purchase agreement.
Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. Air Wisconsin is also eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. Furthermore, the agreement provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The United capacity purchase agreement has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.
In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, provided relief on certain scheduling requirements and settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. In April 2021, Air Wisconsin and United entered into a second amendment to the United capacity purchase agreement which addressed the scheduling of block hours after a certain date. In April 2022, Air Wisconsin and United entered into a third amendment to the United capacity purchase agreement which addressed the date by which United must provide a wind-down schedule for the period following the expiration of the term of the agreement. The United capacity purchase agreement expires in February 2023. Air Wisconsin and United are in active negotiations regarding the extension of the agreement or the execution of a new agreement.
Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of March 31, 2022, the amount in dispute was approximately $9.4 million. The Company believes that United’s claims have no support under the United capacity purchase agreement, however the outcome cannot be predicted. The Company has recognized all disputed amounts through March 31, 2022 in the consolidated financial statements.

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
Labor Shortages
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As a result of the reduced flying caused by the COVID-19 pandemic,
the shortage was temporarily abated. However, as flight demand increased, the shortage has become acute, particularly for regional airlines such as Air Wisconsin due to a number of factors, including retirements and employees seeking opportunities at mainline carriers and in other industries. For example, while Air Wisconsin’s monthly departures and scheduled block hours generally increased from June 2020 until October 2021, they rarely reached pre-pandemic levels
and have declined slightly since October 2021, mostly as a result of pilot shortages.
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
Paycheck Protection Program
In April 2020, Air Wisconsin received a $10.0 million loan (“SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The entire principal amount and accrued interest were forgiven in August 2021 in the amount of $10.1 million, which was recorded as gain on extinguishment of debt in the audited consolidated statements of operations included within our 2021 Annual Report.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program
Agreement (“PSP-1 Agreement”)
with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of the Treasury (“Treasury”) under a program (“Payroll Support Program”) provided by the CARES Act. Pursuant to the Payroll Support Program, Air Wisconsin received approximately $42.2 million, all of which was received in 2020. The Treasury’s Office of the Inspector General (OIG) commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement.
As of the date of this filing, Air Wisconsin has not received written confirmation from the OIG regarding the status or results of the audit.
In December 2020, the federal Consolidated Appropriations Act of 2021 (“PSP Extension Law”) was adopted, which provided for additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement with the Treasury
(the “PSP-2 Agreement”),
which is substantially similar to
the PSP-1 Agreement.
Air Wisconsin received approximately $33.0 million pursuant to the PSP-2 Agreement,
all of which was received in 2021.
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
the PSP-1 Agreement
and
the PSP-2 Agreement.
Air Wisconsin received approximately $33.3 million pursuant to the PSP-3 Agreement,
all of which was received in 2021.
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
For additional information, refer to Note 8,
 Commitments and Contingencies,
 in our audited consolidated financial statements within our 2021 Annual Report.
Employee Retention Credit
Air Wisconsin received an employee retention credit of approximately $1.1 million in 2021 pursuant to the CARES Act for payroll expenses incurred in 2020.
Economic Conditions, Challenges and Risks Impacting Financial Results
For a discussion of the general and specific factors and trends affecting our business and results of operations, see “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” within our 2021 Annual Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and the Three Months Ended March 31, 2021
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented.

	Three Months Ended March 31,
	2022		2021		Change
Operating Data:
Available Seat Miles (ASMs) (in thousands)	321,822		205,738		116,084		56.4%
Actual Block Hours	28,534		19,600		8,934		45.6%
Actual Departures	18,508		13,861		4,647		33.5%
Revenue Passenger Miles (RPMs) (in thousands)	247,653		126,358		121,295		96.0%
Average Stage Length (in miles)	357		308		49		15.9%
Contract Revenue Per Available Seat Mile (CRASM) (in cents)	20.81	¢	24.18	¢	(3.37	)¢	(13.9)%
Passengers	691,324		400,617		290,707		72.6%
The increase in ASMs, block hours, departures, RPMs and passengers during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the dates presented:

	Three Months Ended March 31,
	2022	2021	Change
Operating Revenues ($ in thousands):
Contract Revenues	$66,968	$49,756	$17,212	34.6%
Contract Services and Other	7	18	(11)	(61.1)%

Total Operating Revenues	$66,975	$49,774	$17,201	34.6%

Total operating revenues increased $17.2 million, or 34.6%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$26,601	$22,751	$3,850	16.9%
Aircraft Fuel and Oil	51	13	38	292.3%
Aircraft Maintenance, Materials and Repairs	14,501	11,072	3,429	31.0%
Aircraft Rent	—	23	(23)	(100.0)%
Other Rents	1,613	922	691	74.9%
Depreciation, Amortization and Obsolescence	6,644	6,500	144	2.2%
Payroll Support Program	—	(27,914)	27,914	100.0%
Purchased Services and Other	3,765	3,150	615	19.5%

Total Operating Expenses	$53,175	$16,517	$36,658	221.9%

Payroll and Related Costs
. Payroll and related costs increased $3.9 million, or 16.9%, to $26.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in crew wages, bonuses and training expenses of $1.6 million, an increase in personnel expenses, including per diem and crew rooms of $1.1 million, an increase in taxes and benefits of $0.9 million and an increase in maintenance wages of $0.1 million.
Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended March 31, 2022 and March 31, 2021 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended March 31, 2022 and March 31, 2021.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $3.4 million, or 31.0%, to $14.5 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily as a result of an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies – Reclassification
.
Aircraft Rent
. Aircraft rent expense decreased $0.02 million, or 100.0%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. There was no aircraft rent expense recorded in the three months ended March 31, 2022 because Air Wisconsin no longer had any aircraft under lease after June 2021.
Other Rents
. Other rents expense increased $0.7 million, or 74.9%, to $1.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $0.6 million in flight training simulator rental expense.
Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense increased $0.1 million, or 2.2%, to $6.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to the increase in obsolescence expense for spare parts.
Payroll Support Program
.
The contra-expense for the Payroll Support Program decreased $27.9 million, or 100%, for the three months ending March 31, 2022, compared to the three months ended March 31, 2021. There was no contra-expense recorded in the three months ended March 31, 2022 due to the cessation of the Payroll Support Program in 2021.
Purchased Services and Other
. Purchased services and other expense increased $0.6 million, or 19.5%, to $3.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily due to an increase in professional and technical services, consisting primarily of an aircraft records review and aircraft engineering services, of $0.5 million, and an increase in insurance expense of $0.1 million. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies – Reclassification
.
Other (Expense) Income
Interest Income
. Interest income increased $0.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to an increase in interest earned on the notes receivable due from United.
Interest Expense
. Interest expense decreased $0.4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the prepayment of debt in June 2021. For additional information, refer to “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2021 Annual Report.
Loss on Marketable Securities
.
Loss on marketable securities was $2.4 million for the three months ended March 31, 2022 and $0.06 for the three months ended March 31, 2021. The loss reflects the change in market value of marketable securities during the three months ended March 31, 2022 and 2021.
Other, Net
. Other income increased $0.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The other income consists of dividend income from investments in marketable securities.
Net Income
Net income for the three months ended March 31, 2022 was $9.3 million, or $0.19 per basic share and $0.14 per diluted share, compared to net income of $25.2 million, or $0.46 per basic share and $0.35 per diluted share, for the three months ended March 31, 2021. For additional information, refer to Note 10,
Earnings per Share
and Equity
, in our consolidated financial statements included in this Quarterly Report.
The decrease in net income for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, primarily resulted from an increase in overall operating expenses and specifically no contra-expense related to the Payroll Support Program, under which we ceased receiving support in 2021. Further, our operating expenses, including payroll and related costs, as well as aircraft maintenance and repair costs, significantly increased due to increased flying levels.
Income Taxes
In the three months ended March 31, 2022, our effective tax rate was 23.8%, compared to 24.0% for the three months ended March 31, 2021. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded income tax expense of $2.9 million and $8.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
The income tax expense for the three months ended March 31, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
The income tax expense for the three months ended March 31, 2021 resulted in an effective tax rate of 24.0%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
For additional information, refer to Note 5,
Income Taxes
, in our audited consolidated financial statements included within our 2021 Annual Report.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, and Air Wisconsin’s cash flows from operations. As of March 31, 2022, our cash and cash equivalents balance was $25.6 million and we held $136.2 million of marketable securities. For the three months ended March 31, 2022, we used cash in our operations of $1.8 million. In the near term, Air Wisconsin expects to fund its liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances.
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, maintenance, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the three months ended March 31, 2022, we had $1.2 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.
Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of March 31, 2022, Air Wisconsin had $5.8 million of short-term debt, and $61.1 million of long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2021 Annual Report.
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
Restricted Cash
As of March 31, 2022, in addition to cash and cash equivalents of $25.6 million, the Company had $0.6 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash (used in) provided by operating activities	$(1,788)	$14,746	$(16,534)	(112.1)%
Net cash used in investing activities	(1,438)	(20,159)	18,721	(92.9)%
Net cash used in financing activities	(9,244)	(898)	(8,346)	929.4%
Cash Flows (Used in) Provided by Operating Activities
During the three months ended March 31, 2022, our cash flows used in operating activities were $1.8 million. We had net income of $9.3 million. Cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $6.2 million, prepaid and other expenses of $4.5 million, deferred revenue of $4.3 million, and loss on marketable securities of $2.4 million, partially offset by decreases in cash primarily related to long-term deferred revenues of $9.0 million, notes receivable of $3.5 million, accounts receivable of $8.3 million, accrued payroll and benefits of $2.4 million, accounts payable of $4.3 million and contract liabilities of $1.4 million.

During the three months ended March 31, 2021, our cash flows provided by operating activities were $14.7 million. We had net income of $25.2 million, which primarily resulted from lower expenses as a result of payroll support received under the Payroll Support Program and reduced flying activity, further adjusted for increases in cash primarily related to depreciation and engine overhaul amortization of $6.8 million and deferred revenues of $7.6 million, partially offset by decreases in cash primarily related to accounts receivable of $14.2 million, notes receivable of $7.2 million, federal tax receivable of $3.0 million, and prepaid expenses of $1.3 million.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2022, our cash flows used in investing activities were $1.4 million resulting primarily from additions to property and equipment.
During the three months ended March 31, 2021, our cash flows used in investing activities were $20.1 million resulting primarily from investments in marketable securities.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2022, our cash flows used in financing activities were $9.2 million, reflecting $0.6 million in repayments of long-term debt, $0.2 million of dividends paid on preferred stock, $1.0 million for the cancellation of a stock option, and $7.5 million to repurchase shares of our common stock.
During the three months ended March 31, 2021, our cash flows used in financing activities were $0.9 million, reflecting $0.7 million in payments of long-term debt and $0.2 million of dividends paid on preferred stock.
Commitments and Contractual Obligations
For additional information regarding our commitments and contractual obligations, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations
” within our 2021 Annual Report.
The following table sets forth our cash obligations for the periods presented ($ in thousands)

	Total	April through December 2022	2023	2024	2025	2026	Thereafter
Aircraft Notes Principal	$59,500	$3,500	$7,000	$7,000	$42,000	$—	$—
Aircraft Notes Interest	7,455	1,785	2,170	1,890	1,610	—	—
Operating Lease Obligations	17,049	4,558	5,832	3,356	2,645	147	511

Total	$84,004	$9,843	$15,002	$12,246	$46,255	$147	$511

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of March 31, 2022, all of Air Wisconsin’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and Other Loans, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations”
within our 2021 Annual Report.
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of March 31, 2022, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 26.0% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. For additional information related to the Series C Preferred, refer to our 2021 Annual Report.
On March 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on March 31, 2022.
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
. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets included within this Quarterly Report.
Aircraft Operating Leases
As of March 31, 2022, Air Wisconsin had no operating aircraft remaining on lease.
Debt and Credit Facilities
For additional information regarding our debt and credit facilities, see “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2021 Annual Report.
Paycheck Protection Program
In April 2020, Air Wisconsin received the $10.0 million SBA Loan under the PPP established under the CARES Act and administered by the SBA. The loan was forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, lease payments, and utility payments. The entire principal amount and accrued interest was forgiven in August 2021.
Payroll Support Program
In April 2020, Air Wisconsin entered into the
PSP-1
Agreement with the Treasury for payroll support under the CARES Act and received approximately $42.2 million, all of which was received in the year ended December 31, 2020. In March 2021, Air Wisconsin entered into the
PSP-2
Agreement with the Treasury for payroll support under the PSP Extension Law and received approximately $33.0 million, all of which was received in the six months ended June 30, 2021. In June 2021 the Treasury entered into the
PSP-3
Agreement with Air Wisconsin for payroll support under the American Rescue Plan, and Air Wisconsin received approximately $33.3 million.
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
Maintenance Commitments
For additional information regarding our maintenance commitments, see “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments
” within our 2021 Annual Report.
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
Critical Accounting Policies
and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involve the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. For additional information regarding our critical accounting policies, see “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies
” within our 2021 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the information regarding market risk provided in the section entitled “
Quantitative and Qualitative Disclosures about Market Risk
” within our 2021 Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by
Rule 15d-15(b)
under the Exchange Act, our management, including our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rule 15d-15(e)
under the Exchange Act) as of March 31, 2022, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer, principal financial officer and principal accounting officer, concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
under the Exchange Act) that occurred during the three months ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information related to legal proceedings, refer to Note 8, Commitments and Contingencies, to our consolidated financial statements included within this Quarterly Report.
Item 1A. Risk Factors
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report.
Risks Related to Our Business
Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. If United does not agree to extend the agreement or enter into a new agreement, or if the agreement is earlier terminated in accordance with its terms, our business would be significantly negatively impacted.
We derive nearly all of our operating revenues from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounts for approximately 99.9% of our operating revenues. The United capacity purchase agreement expires in February 2023. The parties are in active negotiations regarding the extension of the agreement or the execution of a new agreement. However, neither party is under any obligation to enter into a new or extended agreement, and we can provide no assurance that any new or extended agreement will be reached.
Pursuant to the United capacity purchase agreement, United is permitted to terminate the agreement prior to the expiration of the term in certain circumstances, including upon Air Wisconsin’s material breach of the agreement, Air Wisconsin’s controllable completion factor falling below pre-determined levels
for a period of at least four consecutive months,
a non-carrier-specific grounding
of at least a specified number of Air Wisconsin’s aircraft, and certain changes of control of Air Wisconsin. No such termination event has occurred or exists as of the date of this filing. If United does not agree to enter into a new capacity purchase agreement, or if a termination event occurs and United exercises its right to terminate the agreement in accordance with its terms, our business would be significantly negatively impacted, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft. We may not be able to enter into substitute arrangements, and any arrangements we are able to secure may not be as favorable to us as the current agreement.
Any events that negatively impact the financial or operating performance of United could have a material adverse effect on our business, financial condition and results of operations. United may be materially and adversely impacted, directly or indirectly, by new variants of COVID 19 or a long-term COVID 19 endemic, by worldwide political or economic changes or instability, including those associated with the outbreak of war or hostilities, government sanctions, travel restrictions, rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates and inflation. If United were to experience significant financial difficulties as a result of these or other reasons, it could negatively impact United’s ability to meet its financial obligations under the United capacity purchase agreement or alter its business strategy as it applies to regional airlines. Further, if United were to become bankrupt, the United capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations.
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
Even though passenger demand for air travel has been increasing, United has reduced the number of Air Wisconsin’s scheduled departures and block hours relative to 2019 levels. Part of the reduction is due to the fact that passenger demand has not returned to pre-COVID-19
pandemic levels, but a significant part is due to a shortage of pilots. In the three months ended March 31, 2022, Air Wisconsin’s scheduled departures and block hours were approximately 18,955 and 30,871, respectively, as compared to scheduled departures and block hours of approximately 25,971 and 40,959, respectively, for the three months ended March 31, 2019. Air Wisconsin’s monthly departures and scheduled block hours generally increased from June 2020 until October 2021, but rarely reached pre-pandemic levels
and have declined slightly since October 2021, mostly as a result of pilot shortages. There can be no assurance as to whether departures and scheduled block hours at Air Wisconsin will return to pre-pandemic levels.
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
The announcements by United and other airlines that they intend to significantly reduce their use of single class
50-seat aircraft
may limit Air Wisconsin’s opportunities for growth with United and may make it difficult to enter into substitute arrangements with another airline.
In June 2021, United announced that its long-term fleet strategy involves significantly reducing, but not eliminating, the use of single class 50-seat aircraft,
which includes
the CRJ-200 regional
jet comprising the Air Wisconsin fleet. In that announcement, United stated that its new fleet strategy would reduce single class 50-seat aircraft
flight departures from 33% of United’s total departures down to approximately 10% by 2026. On April 21, 2022, during its first quarter earnings call, United announced that it intends to accelerate the timeline of the reduction of its single class
50-seat
aircraft flight departures primarily as a result of the acute pilot shortage at regional carriers. United has reduced its fleet of single class
50-seat
aircraft through actions it has taken with other regional airlines, such as ExpressJet Airlines, Inc. and Trans States Airlines, and it is possible that United might not agree to extend the United capacity purchase agreement, or enter into a new agreement, as part of its fleet planning process. If the agreement is not extended or a new agreement is not entered into, our business would be significantly impacted, and it is unlikely we would have an immediate source of revenues or earnings to offset the financial impact. Alternatively, United could agree to amend the agreement, but on terms materially different from the current agreement. American Airlines has also announced that it intends to significantly reduce the single class 50-seat aircraft
in its fleet, and Delta Airlines has announced that it intends to retire all of the single class 50-seat aircraft
in its fleet. Therefore, Air Wisconsin may not be able to enter into substitute arrangements with other airlines, and any arrangements it is able to secure may not be as favorable to us as the current United capacity purchase agreement. Since our primary business strategy currently involves flying single class 50-seat aircraft,
the publicly announced fleet strategy changes by several major carriers, including Air Wisconsin’s sole airline partner, represent a substantial risk to our business.
Disagreements regarding the interpretation of the United capacity purchase agreement, as well as other business disputes with United, could have an adverse effect on our operating results and financial condition, and negatively impact Air Wisconsin’s relationship with United.
Contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute exists under the United capacity purchase agreement with respect to recurring amounts owed to Air Wisconsin by United. As of March 31, 2022, the amount in dispute was approximately $9.4 million. The Company believes that United’s claims have no support under the United capacity purchase agreement, however the outcome cannot be predicted. The Company has recognized all disputed amounts through March 31, 2022 in the consolidated financial statements. Failure to resolve this dispute could have an adverse effect on our business, financial condition and results of operations, as well as on our relationship with United which, in turn, could impact the negotiation of an extension to the United capacity purchase agreement or the execution of a new agreement with United.
To the extent Air Wisconsin experiences additional disagreements with United regarding the interpretation of the United capacity purchase agreement or otherwise, Air Wisconsin would be required to expend additional management time and financial resources to resolve them. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. We cannot predict the outcome of disputes which may arise in the future on the terms of the United capacity purchase agreement or any future agreement we may enter into with United. An unfavorable resolution of a future dispute with United could require Air Wisconsin to modify the terms of the United capacity purchase agreement, enter into a new agreement with United, or change its business strategy, any of which could have a material adverse effect on our operating results and financial condition.
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
Certain factors have led, and may in the future lead, United to modify the anticipated utilization of Air Wisconsin’s aircraft, some of which are beyond Air Wisconsin’s control. Any factors that continue to cause United to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. United has stated that it does not expect the recovery from the COVID-19 pandemic
to follow a linear path and, as such, the actual number of flights United schedules under the United capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated or which United initially communicated for the period.
Air Wisconsin’s current and future growth opportunities may be limited by the United capacity purchase agreement or a number of factors impacting the airline industry.
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
Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including pilot and mechanic shortages, access to airport terminals and facilities, capital expenditures required to maintain or expand fleet operations, significant changes in fuel prices or other variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, we believe limited growth opportunities exist and as a result Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to United’s stated intention to significantly reduce its use of single class 50-seat aircraft,
there may not be any new or additional flying opportunities available to Air Wisconsin with United. In addition, due to American Airlines’ and Delta Airlines’ stated intentions to significantly reduce or retire their use of single class 50-seat aircraft,
there may not be substitute flying opportunities with other major airlines. Further, even if Air Wisconsin is offered the ability to pursue growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.

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
The average age of Air
Wisconsin’s CRJ-200 regional
jets as of March 31, 2022 was approximately 19.6 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service periods
during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. In addition, as noted above, there is an industry wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and
third party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues resulting from out-of-service periods
could have a further adverse effect on our financial condition and operating results.
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
The airline business is capital intensive. As of March 31, 2022, Air Wisconsin had approximately $67.0 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. To the extent Air Wisconsin finances its activities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay the high level of fixed costs associated with operating a regional airline will, therefore, depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.
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
Our future success depends on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to attract or retain qualified management personnel and other employees, or any significant increases in the costs associated with recruiting or retaining qualified employees, would have a material adverse effect on our business, results of operations and financial condition.
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
In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including, among others:

•	the acute on-going shortage of qualified pilots and mechanics, and the increasing pressures to significantly increase wages;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;

•	changes in demand for airline travel or tourism, in consumer preferences, or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation, or other factors;

•	labor disputes, strikes, work stoppages, or similar matters impacting employees; and

•
actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation and changes in discretionary spending and consumer confidence.

The effect of the foregoing factors or conditions on Air Wisconsin’s operations is difficult to forecast; however, the occurrence of any or all of such factors or conditions could materially and adversely affect its operations and our financial condition.
The COVID-19 pandemic,
and the outbreak of any other disease or similar public health threat that we may face in the future, could result in additional adverse effects on the business, operating results, financial condition and liquidity of Air Wisconsin and United.
United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic
during the first quarter of 2020. United has recently stated that it expects demand will remain slightly below pre-pandemic levels
throughout 2022.In addition, a further outbreak
of COVID-19, including
spread of new variants that may be more contagious or virulent than prior versions or that may be resistant to currently approved vaccines, an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, and those of United.
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
50-seat
aircraft, such as those in Air Wisconsin’s fleet, are less fuel efficient than certain larger aircraft, increased fuel costs affects Air Wisconsin’s competitiveness in the industry.
The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.
The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry, such as the American Airlines and Jet Blue Airways alliance, could further limit the number of potential airline partners with whom Air Wisconsin could enter into commercial agreements. In addition, any further consolidation activity involving United, reduction in the size of its network or decision to accelerate the reduction of single class 50-seat aircraft
such as
the CRJ-200 regional
jet could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to continue to provide service to United. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities.
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
Air Wisconsin is subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require Air Wisconsin to reduce its emissions, secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of its operations to reduce emissions. Future policy, legal, and regulatory developments relating to the protection of the environment could have a direct effect on its operations (or an indirect effect through its third-party providers of parts or services or airport facilities at which it operates) and increase its costs and have a material adverse effect on its operations. Any such developments could have an adverse impact on our business, results of operations and financial condition.
Air Wisconsin is also subject to environmental laws and regulations that require it to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict and joint and several, meaning that Air Wisconsin could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of contamination directly attributable to it, which liability could have an adverse impact on our results of operations and financial condition.
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

•	market perceptions and speculation as to the future terms of any capacity purchase agreement we may enter into with United or any other airline partner;

•	the industry-wide pilot and mechanic shortages;

•	future announcements regarding fleet strategy changes by major air carriers, including regarding any decision to reduce or eliminate single class 50-seat aircraft;

•	the impact of the COVID-19 pandemic or other pandemics and widespread outbreaks of communicable diseases on passenger demand for air travel, consumer behavior and tourism;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations and our actual or perceived need for additional capital;

•	market perceptions about our financial stability and the financial stability of Air Wisconsin’s business partners;

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

•
actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation, and changes in discretionary spending and consumer confidence.

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
As of March 31, 2022, the Company had 47,053,806 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 31.5% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 26.0% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock).
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
Reports on
Form 10-Q and
Current Reports on
Form 8-K, the
audit of the consolidated financial statements contained within its Annual Reports in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. The Company expects to incur significant additional costs relating to its public reporting obligations, which could have a negative impact on the Company’s results of operations.
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
In addition, the United capacity purchase agreement provides that a change of control of Air Wisconsin results in a termination event under the agreement, pursuant to which United may terminate the agreement.
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
The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. The United capacity purchase agreement, Air Wisconsin’s credit agreements, and the agreements that Air Wisconsin has entered into with the Treasury for payroll support each contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. Any future determination by the Company to pay dividends will be at the discretion of the board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements (or similar agreements), business prospects and such other factors as the board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Quarterly Report, the trading price may not appreciate and may decline significantly.
As a “smaller reporting company,” the Company has availed itself of reduced disclosure requirements, which may make the Company’s common stock less attractive to investors.
The Company is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either (i) the market value of the Company’s common stock held by non-affiliates as
of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of the Company’s common stock held by non-affiliates is
less than $700 million and the annual revenues of the Company are less than $100 million during the most recently completed fiscal year. Because Amun and Southshore collectively hold a significant percentage of the fully diluted shares of capital stock of the Company, it would require a significant increase in the market value of the Company’s common stock for the Company to no longer qualify as a “smaller reporting company.”
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
We are subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that we file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs and increased demands on our management team. Significant additional resources and management oversight may be required to maintain and, as required, enhance our disclosure controls and procedures and internal control over financial reporting, which could have an adverse impact on our business and operating results.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot be certain that we will be successful in identifying, preventing or remediating future material weaknesses or significant deficiencies in internal control over financial reporting. Any newly identified material weaknesses could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of the Company’s common stock.

We expect to continue to incur significant costs and diversion of management resources in an effort to continue to enhance our controls and procedures. These efforts may divert management’s attention from other business concerns, which could harm our business and results of operations.
Stock repurchases could increase the volatility of the trading price of the Company’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
The board of directors has adopted a stock repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time. Since the inception of the program in March 2021 through March 31, 2022, the Company has purchased approximately 7.8 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and the Company has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time. Repurchases of the Company’s common stock could increase the volatility of the trading price and reduce the trading volume, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of the Company’s common stock may decline below the levels at which we repurchased shares. Although the repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so.
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
In January 2022, the Company entered into an agreement with a group of affiliated stockholders pursuant to which the Company agreed to repurchase an aggregate of 5,437,500 shares of common stock for a purchase price of $5,655,190 pursuant to the settlement of a legal claim the Company had against the stockholders.
No “affiliated purchaser” of the Company acquired any shares of the Company’s equity securities during the three months ended March 31, 2022.
Below is a summary of stock repurchase activity under the Company’s stock repurchase program during the three months ended March 31, 2022:

	Total number of shares purchased (1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
January 1 – January 31, 2022	5,736,920	$1.10	$6,314,627	$103,467
February 1 – February 28, 2022	248,648	$2.22	$551,676	$551,791
March 1 – March 31, 2022	276,925	$2.22	$614,928	$936,863
Total	6,262,493	$1.19	$7,481,231	$936,863

(1)
All of the reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase program. In addition, with the exception of the 5,437,500 purchased from stockholders as described above, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule
10b5-1
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

HARBOR DIVERSIFIED, INC.

Date: May 9, 2022	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: May 9, 2022	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)