Form 10-Q
period 2022-06-30
HARBOR DIVERSIFIED, INC.
filed 2022-08-10
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
.
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
of the Exchange Act)
.    Yes  ☐    No  ☒
As
 of June 30, 2022, the registrant had

46,016,444

shares of common stock, $0.01 par value, outstanding, and 4,000,000 shares of Series C Convertible
Redeemable Preferred Stock, $0.01 par value, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
for the three months ended June 30, 2022 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•
the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), given United is currently Air Wisconsin’s sole airline partner, particularly in light of the expiration of the United capacity purchase agreement by its terms in February 2023;

•
the possibility that United does not agree to enter into a new capacity purchase agreement or to extend the current United capacity purchase agreement on commercially reasonable terms or at all, that the parties fail to resolve existing or future disagreements relating to the agreement, or that United elects to terminate the agreement prior to the expiration of the term as a result of the occurrence of a termination event specified in the agreement or otherwise;

•	the supply of qualified pilots and mechanics to the airline industry, attrition, and the increasing costs associated with hiring, training and retaining qualified pilots and mechanics;

•
the amounts Air Wisconsin is paid or reimbursed under the United capacity purchase agreement or any future agreement may be less than the costs incurred, particularly as labor costs increase in response to qualified pilot and mechanic shortages;

•
the announcement by certain major airlines, including United, that they intend to significantly reduce or discontinue the use of single class
50-seat
aircraft, including the
CRJ-200
regional jet comprising Air Wisconsin’s fleet, which may limit Air Wisconsin’s opportunities to enter into a new capacity purchase agreement with United and its ability to enter into substitute arrangements with another airline partner;

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

•
developments associated with fluctuations in the economy, including increased inflation, which may negatively impact our costs, create wages pressures, and impact the financial stability of our major airline partner, United;

•	the impact of losing key personnel or inability to attract additional qualified personnel;

•	the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;

•
the duration and spread of the ongoing global
COVID-19
pandemic and its variants or other potential outbreaks of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and United, in particular, and the airline industry in general; and

•
the impact of the application of accounting guidance, including the requirement to recognize a significant amount of revenue under the United capacity purchase that had previously been deferred, on our financial condition and results of operations.

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

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information
Item 1. Financial Statements

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,491	$37,170
Restricted cash	516	1,449
Marketable securities	133,303	138,370
Accounts receivable, net	24,119	7,422
Notes receivable	55,177	—
Spare parts and supplies, net	4,729	5,200
Contract costs	358	518
Prepaid expenses and other	1,640	4,174

Total Current Assets	244,333	194,303

Property and Equipment
Flight property and equipment	263,199	259,720
Ground property and equipment	8,320	8,252
Less accumulated depreciation and amortization	(156,909)	(143,313)

Net Property and Equipment	114,610	124,659

Other Assets
Operating lease right-of-use asset	16,005	18,679
Intangibles	5,300	5,300
Long-term deferred tax asset	616	533
Long-term investments	4,275	4,275
Long-term contract costs	—	96
Long-term notes receivable	—	47,568
Other	1,898	3,988

Total Other Assets	28,094	80,439

Total Assets	$387,037	$399,401

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$18,574	$20,060
Accrued payroll and employee benefits	13,157	14,885
Current portion of operating lease liability	5,103	5,150
Other accrued expenses	196	172
Contract liabilities	4,961	8,098
Deferred revenue	27,500	35,792
Income taxes payable	3,487	—
Current portion of long-term debt (stated principal amount of $7,000 at June 30, 2022 and $3,500 December 31, 2021)	9,310	5,880

Total Current Liabilities	82,288	90,037

Other Long-Term Liabilities
Long-term debt (stated principal amount of $52,500 at June 30, 2022 and $56,000 at December 31, 2021)	57,050	61,670
Long-term promissory note	4,275	4,275
Deferred tax liability	653	688
Long-term operating lease liability	8,304	10,877
Long-term contract liabilities	—	1,326
Deferred revenue, net of current portion	—	9,046
Other	2,662	2,722

Total Long-Term Liabilities	72,944	90,604

Total Liabilities	155,232	180,641
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued at June 30, 2022 and December 31, 2021, 46,016,444 shares outstanding at June 30, 2022 and 53,316,299 shares outstanding at December 31, 2021	555	555
Additional paid-in capital	286,064	287,429
Retained deficit	(54,800)	(79,144)
Treasury stock	(13,214)	(3,280)

Total Stockholders’ Equity	218,605	205,560

Total Liabilities and Stockholders’ Equity	387,037	$399,401

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$77,923	$52,845	$144,891	$102,601
Contract services and other	7	15	14	33

Total Operating Revenues	77,930	52,860	144,905	102,634

Operating Expenses
Payroll and related costs	27,694	25,012	54,295	47,763
Aircraft fuel and oil	34	44	85	57
Aircraft maintenance, materials and repairs	16,336	12,540	30,837	23,612
Aircraft rent	—	44	—	67
Other rents	1,657	1,263	3,270	2,185
Depreciation, amortization and obsolescence	6,674	6,499	13,318	12,999
Payroll Support Program	—	(22,256)	—	(50,170)
Purchased services and other	3,514	3,110	7,279	6,260

Total Operating Expenses	55,909	26,256	109,084	42,773

Income From Operations	22,021	26,604	35,821	59,861

Other (Expense) Income
Interest income	688	456	1,262	826
Interest expense	—	(327)	—	(689)
Gain (loss) on marketable securities	(3,602)	43	(6,025)	(14)
Gain on extinguishment of debt	—	228	—	228
Other, net	691	68	901	68

Total Other (Expense) Income	(2,223)	468	(3,862)	419

Net Income Before Taxes	19,798	27,072	31,959	60,280
Income Tax Expense	4,717	6,551	7,615	14,534

Net Income	$15,081	$20,521	24,344	$45,746
Preferred stock dividends	198	198	396	396

Net Income available to common stockholders	$14,883	$20,323	23,948	$45,350

Basic Earnings per share	$0.32	$0.37	$0.51	$0.83
Diluted Earnings per share	$0.24	$0.28	$0.38	$0.63
Weighted Average Common Shares:
Basic	46,519	54,466	47,075	54,664
Diluted	63,019	71,455	63,773	71,613
See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560
Net income	—	—	—	—	—	—	24,344	—	24,344
Dividends	—	—	—	—	—	(396)	—	—	(396)
Cancellation of stock option	—	—	—	—	—	(969)	—	—	(969)
Treasury stock purchases	—	—	(7,300)	7,300	—	—	—	(9,934)	(9,934)

Balance, June 30, 2022 (unaudited)	4,000	$13,200	46,016	9,465	$555	$286,064	$(54,800)	$(13,214)	$218,605

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity

Balance, March 31, 2022	4,000	$13,200	47,054	8,427	$555	$286,262	$(69,881)	$(10,762)	$206,174
Net income	—	—	—	—	—	—	15,081	—	15,081
Dividends	—	—	—	—	—	(198)	—	—	(198)
Treasury stock purchases	—	—	(1,038)	1,038	—	—	—	(2,452)	(2,452)

Balance, June 30, 2022 (unaudited)	4,000	$13,200	46,016	9,465	$555	$286,064	$(54,800)	$(13,214)	$218,605

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	45,746	—	45,746
Dividends	—	—	—	—	—	(396)		—	(396)
Treasury stock purchases	—	—	(593)	593	—	—	—	(888)	(888)

Balance, June 30, 2021 (unaudited)	4,000	$13,200	54,270	1,211	$555	$287,825	$(126,024)	$(1,369)	$160,987

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity

Balance, March 31, 2021	4,000	$13,200	54,863	618	$555	$288,023	$(146,545)	$(481)	$141,552
Net income	—	—	—	—	—	—	20,521	—	20,521
Dividends	—	—	—	—	—	(198)	—	—	(198)
Treasury stock purchases	—	—	(593)	593	—	—	—	(888)	(888)

Balance, June 30, 2021 (unaudited)	4,000	$13,200	54,270	1,211	$555	$287,825	$(126,024)	$(1,369)	$160,987

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2022	2021

	(unaudited)
Cash Flows From Operating Activities
Net income	$24 344	$45,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	13,318	12,999
Amortization of contract costs	(2,383)	(1,346)
Amortization of engine overhauls	1,305	724
Deferred income taxes	(118)	148
Loss on disposition of property and equipment	38	42
Loss on marketable securities	6,025	14
Gain on extinguishment of debt	—	(228)
Changes in operating assets and liabilities:
Accounts receivable	(16,697)	(3,530)
Notes receivable	(7,609)	(12,971)
Spare parts and supplies	(159)	462
Prepaid expenses and other	4,623	(4,523)
Operating lease right-of-use asset	54	173
Accounts payable	(1,486)	1,658
Accrued payroll and employee benefits	(1,728)	(1,257)
Other accrued expenses	24	(20)
Long-term deferred revenue	(9,046)	(5,282)
Contract liabilities	(2,080)	(636)
Deferred revenue	(8,292)	20,634
Income taxes payable	3,487	(107)
Other long-term liabilities	(60)	—

Net Cash Provided by Operating Activities	3,560	52,700

Cash Flows From Investing Activities
Additions to property and equipment	(3,732)	(171)
Proceeds on disposition of property and equipment	7	11
Purchase of marketable securities	(958)	(160,790)
Sale of marketable securities	—	42,222

Net Cash Used in Investing Activities	(4,683)	(118,728)

Cash Flows From Financing Activities
Repayments of long-term debt	(1,190)	(28,873)
Dividends paid	(396)	(396)
Cancellation of stock option	(969)	—
Repurchased stock	(9,934)	(888)

Net Cash Used in Financing Activities	(12,489)	(30,157)

Decrease in Cash, Cash Equivalents and Restricted Cash	(13,612)	(96,185)
Cash, Cash Equivalents and Restricted Cash, beginning of period	38,619	131,193

Cash, Cash Equivalents and Restricted Cash, end of period	$25,007	$35,008

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
pandemic, in addition to other factors, the results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other reporting period.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement (United capacity purchase agreement) with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020, April 2021, April 2022, and June 2022. United is currently Air Wisconsin’s sole airline partner. For additional information, refer to Note 3,
Capacity Purchase Agreement with United.
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
United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments are reconciled through January 2022. Subject to final reconciliation of the provisional cash payments for the periods after January 31, 2022, as of June 30, 2022,
United owed Air Wisconsin approximately $14,185, which is recorded in accounts receivable, net, on the consolidated balance sheets. United is disputing that it owes $10,462 of this amount. For additional information regarding the dispute with United, refer to Note 8,
Commitments and Contingencies.
Under the United capacity purchase agreement, Air Wisconsin is eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The incentives are defined in the agreement and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved, or penalties payable, during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606,
Revenue from Contracts with Customers
(Topic 606). Although the final reconciliations have not been completed for all periods, after considering operational performance related to expected incentive and penalty payments, Air Wisconsin has received, or believes it
is likely to receive, incentive payments, net of penalties, of $2,530 and $1,340 for the three months ended June 30, 2022 and 2021, respectively, and $3,307 and $3,159 for the six months ended June 30, 2022 and 2021, respectively. These amounts are recorded in accounts receivable, net, on the consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through February 2023, the end of the contract period. Accordingly, during the three and six months ended June 30, 2022, Air Wisconsin recognized $12,632 and $17,368, respectively, of fixed revenues that were previously deferred, compared to a deferral of $7,440 and $15,351 of fixed revenues in the three and six months ended June 30, 2021, respectively. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term. As of June 30, 2022, deferred fixed revenues in the amount of $27,470 were recorded as part of deferred revenues on the consolidated balance sheets.
Consistent with the discussion above, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, Air Wisconsin also recognized increased non-refundable
upfront fee revenues and increased fulfillment costs, both of which are amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the three and six months ended June 30, 2022, Air Wisconsin recorded $1,316 and $2,383 of revenue from upfront fees and $141 and $256 of fulfillment costs, respectively, compared to $685 and $1,346 in revenue from upfront fees and $73 and $144 of fulfillment costs for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, deferred upfront fee revenue in the amount of $3,338, is recorded as part of contract liabilities on the consolidated balance sheets.
As part of the October 2020 amendment to the United capacity purchase agreement (CPA Amendment), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base, of which $73 was deferred as of December 31, 2021. For the three and six months ended June 30, 2022, Air Wisconsin recorded $640 and $1,159 of revenue related to these items, respectively, compared to $324 and $637 of revenue related to these items for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, deferred CPA Amendment revenue in the amount of $1,623, is recorded as part of contract liabilities on the consolidated balance sheets.

1
0

The timing of the recognition of deferred fixed revenue,
non-refundable
upfront fee revenue, fulfillment costs, and deferred CPA Amendment revenue in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown over the contract term.
The amount of revenues recognized for the three and six months ended June 30, 2022 that were previously recorded as contract liabilities were $14,588 and $20,909, respectively.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three and six months ended June 30, 2022, Air Wisconsin recorded $4,099 and $7,608, respectively, in revenue related to this performance obligation compared to $5,736 and $12,972 for the three and six months ended June 30, 2021, respectively. Under the CPA Amendment, United is required to pay this amount by the delivery of a note each quarter
,

which notes are
due and payable
at the end of the contract term in February 2023. Therefore, this amount was recorded in notes receivable on the consolidated balance sheets. The notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. As of June 30, 2022, the principal amount of
these notes totaled $55,177, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of June 30, 2022, interest receivable on these notes totaled $3,303. United has disputed that it owes these amounts in respect of certain quarters and has refused to deliver notes for those quarters. The amount in dispute in respect of those notes as of the date of this filing totals $9,109, including interest receivable of $71. For additional information regarding the dispute with United, refer to Note 8,
Commitments and Contingencies.
Other Revenues
Other revenues primarily consist of the sales of parts to other airlines and are immaterial in all periods presented. The transaction price for the sale of these parts generally is fair market value.
Restricted Cash
As of June 30, 2022, the Company had a restricted cash balance of $516. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
, and Note 13,
Stock Repurchase Program.
Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in ASC Topic 321,
Investments-Equity Securities
, with the change in fair value during the period included in the consolidated statements of operations. As of June 30, 2022 the fair value of the Company’s marketable securities was $133,303.
The calculation of net unrealized gains and losses that relate to marketable securities held as of June 30, 2022 is as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Net losses recognized during the period on equity securities	$(3,602)	$(6,025)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—

Unrealized losses recognized during the period on equity securities held as of June 30, 2022	$(3,602)	$(6,025)

1
1

The calculation of net unrealized gains and losses that relate to marketable securities held as of June 30, 2021 is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Net gains and losses recognized during the period on equity securities	$43	$(14)
Less: Net losses recognized during the period on equity securities sold during the period	(40)	(40)

Unrealized gains recognized during the period on equity securities held as of June 30, 2021	$83	$26

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
For the three- and six-month periods ended June 30, 2022, the Company recorded depreciation expense of $6,218 and
 $12,433
, respectively, compared
to $6,246 and $12,495 for the three- and six-month periods ended June 30, 2021, respectively.
Impairment of Long-Lived and Intangible Assets
The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests were required to be performed as of June 30, 2022.
Income Taxes
The Company utilizes the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the current applicable tax rates. Deferred tax expense represents the result of changes in deferred tax assets and liabilities.
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

1
2

The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.
The
Company is no longer subject to U.S. federal income tax examinations for the years prior to 2018. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2017. As of June 30, 2022, the Company had no outstanding tax examinations.
Concentration of Customer Risk
United is currently Air Wisconsin’s sole airline partner. Substantially all the Company’s revenues in the three and six months ended June 30, 2022 and 2021 were derived from the United capacity purchase agreement. For additional information, refer to Note 3,
Capacity Purchase Agreement with United
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
The tables below set forth the Company’s classification of marketable securities and long-term investments as of the periods presented:

	June 30, 2022
	Total	Level 1	Level 2	Level 3

Marketable securities – exchange-traded funds	$108,992	$108,992	$—	$—
Marketable securities – mutual funds	24,311	24,311	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$137,578	$133,303	$4,275	$—

	June 30, 2021
	Total	Level 1	Level 2	Level 3

Marketable securities – exchange-traded funds	$118,284	$118,284	$—	$—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$122,559	$118,284	$4,275	$—

1
3

Reclassification
Certain operating expenses previously recorded in purchased services and other in the consolidated statements of operations in the amounts of $2,462 and $5,080, for the three and six months ended June 30, 2021, respectively, have been reclassified to aircraft maintenance, materials and repairs to conform to the presentation for the three and six month periods ended June 30, 2022, with no effect on net income. The reclassification relates to certain third party maintenance activities.
Certain current liabilities previously recorded in contract liabilities in the consolidated balance sheets as of December 31, 2021 have been reclassified to deferred revenue to conform to the presentation as of June 30, 2022. As a result of this change, the consolidated statements of cash flows also required a reclassification from contract liabilities to deferred revenues in the
Cash Flows from Operating Activities
section of the consolidated statements of cash flows.
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
2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances and its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or that additional funds will be available, to meet its future liquidity needs, particularly if, the United capacity purchase agreement is not extended, a new agreement is not entered into with United or another carrier, and United fails to pay disputed amounts owed to Air Wisconsin pursuant to the United capacity purchase agreement.
Reduction in Block Hours
Since the beginning of the
COVID-19
pandemic, Air Wisconsin has experienced significantly reduced block hours relative to historical levels. The prevailing industry wide pilot shortage is currently the leading factor preventing Air Wisconsin from consistently achieving block hours in line with pre-pandemic
levels. However, while passenger demand has generally increased in recent months as a result of several factors, including the easing of certain government guidelines and restrictions, the apparent reduced severity of the virus in certain geographic regions, and the expanded availability and adoption of vaccines, passenger demand has not returned to pre-pandemic
levels which has also somewhat impacted Air Wisconsin’s ability to achieve block hours in line with pre-pandemic
levels.
United Capacity Purchase Agreement
The fixed amount Air Wisconsin is entitled to receive under the United capacity purchase agreement is based on a fixed contractual rate and number of covered aircraft, although there is currently a dispute with United as to the number of covered aircraft for which it is required to pay the fixed contractual rate. Variable revenue may be earned based on the number of block hours and departures. Since the onset of the
COVID-19
pandemic, variable revenues have been significantly reduced due to the lower number of flights relative to historical levels. However, the impact of the
COVID-19
pandemic on the Company’s financial position has been partially mitigated or offset by the fixed revenue under the United capacity purchase agreement and by funds received under the Paycheck Protection Program and the Payroll Support Program described below. If United does not pay the full amount required under the agreement, whether due to its own financial disruption resulting from the COVID-19 pandemic,
as a result of the current dispute with Air Wisconsin, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition and liquidity.

1
4

A portion of the fixed amount of revenue had been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term. Beginning with the third quarter of 2021, Air Wisconsin began to reverse prior deferred revenue as a result of increased completed flights and based on projected future completed flight activity, Air Wisconsin has begun to reverse the prior deferral of revenues and anticipates continuing to do so through the end of the contract period. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies
.
Paycheck Protection Program
Air Wisconsin’s receipt of governmental assistance mitigated to some extent the adverse impacts of the
COVID-19
pandemic on the Company’s financial condition, results of operations and liquidity.
In April 2020, Air Wisconsin received a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and administered by the Small Business Administration (SBA). Under the CARES Act, Air Wisconsin applied for forgiveness of the SBA Loan, and the SBA granted forgiveness of all principal and accrued interest on the SBA Loan in August 2021 in the amount of $10,135, which was recorded as gain on extinguishment of debt in the audited consolidated statements of operations for the year ended December 31, 2021 included within our 2021 Annual Report.
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
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iii) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (iv) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement.
No such audits have been initiated by the Treasury under
the PSP-2 Agreement
or PSP-3 Agreement
as of the date of this filing. For additional information, refer to Note 8,
 Commitments and Contingencies.
The proceeds of the Treasury Payroll Support under the PSP Agreements were recorded in cash and cash equivalents when received and were recognized as a contra-expense under Payroll Support Program in the consolidated statements of operations for the periods for which the funds were intended to offset payroll expenses. As all amounts were recognized at December 31, 2021, Air Wisconsin did not recognize a reduction in operating expense in the three and six months ended June 30, 2022, as compared to $22,256 and $50,170 for the three and six months ended June 30, 2021, respectively.
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

1
5

In April
2022 and June 2022, Air Wisconsin and United entered into a third and fourth amendment, respectively, to the United capacity purchase agreement which addressed the date by which United must provide a wind-down schedule for the period following the expiration of the term of the agreement. The term of the United capacity purchase agreement ends in February 2023. Air Wisconsin is continuing to explore options with United to extend or renew the United capacity purchase agreement, although the parties are under no obligation to enter into a new or extended agreement. Air Wisconsin is also actively negotiating with another major carrier regarding the execution of a new capacity purchase agreement. However, there can be no assurance that any agreement will be reached regarding the extension of the United capacity agreement or the execution of a new capacity purchase agreement.
4. Property and Equipment
As of June 30, 2022, Air Wisconsin owned 64
CRJ-200
regional jets.
5. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2022 was 23.8%. The Company’s effective tax rate for the three months ended June 30, 2022 varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
The Company’s effective tax rate for the six months ended June 30, 2022 was 23.8%. The Company’s effective tax rate for the six months ended June 30, 2022 varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
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
6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

	June 30, 2022	December 31, 2021

Notes, due December 31, 2025 (4.0%)	$66,360	$67,550
Less: current maturities	9,310	5,880

Total Long-Term Debt	$57,050	$61,670

Maturities of long-term debt for the periods subsequent to June 30, 2022, are as follows:

Fiscal Year	Amount
July 2022 through December 2022	$4,690
2023	9,170
2024	8,890
2025	43,610

Total	$66,360

The debt agreements include, among other provisions, certain covenants. As of June 30, 2022, and June 30, 2021, Air Wisconsin was in compliance with the covenants included in each of its debt agreements.
For additional information regarding Long-Term Debt, refer to Note 6,
Debt
, in the audited consolidated financial statements within our 2021 Annual Report.

1
6

Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,663 as of June 30 2022. For additional information, refer to Note 1,
Fair Value of Financial Instruments
.
7. Lease Obligations
Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 2 months to 12 years. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease conception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance.
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
As of June 30, 2022, the
Company’s right-of-use assets
were $16,005, current maturities of operating lease liabilities were $5,103, and noncurrent lease liabilities were $8,304. During the six months ended June 30, 2022, the Company paid $2,960 in operating lease payments.
The table below presents operating lease related terms and discount rates as of June 30, 2022:

Weighted-average remaining lease term	3.30 years
Weighted-average discount rate	5.44%
Components of lease costs were as follows for the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease costs	$1,472	$1,110	$2,946	$1,876
Short-term lease costs	125	163	229	309
Variable lease costs	60	34	95	67

Total Lease Costs	$1,657	$1,307	$3,270	$2,252

As of June 30, 2022, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,657 and $1,307 for the three months ended June 30, 2022 and 2021, respectively. Rent expense recorded under all operating leases, inclusive of engine leases, was $3,270 and $2,252 for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease
terms greater than one year as of June 30, 2022:

Fiscal Year	Amount
July 2022 through December 2022	$3,032
2023	5,832
2024	3 356
2025	2,645
2026	147
Thereafter	511

Total lease payments	15,523
Less imputed interest	(2,116)

Total Lease Liabilities	$13,407

8. Commitments and Contingencies
Legal Matters
The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of June 30, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.
United Capacity Purchase Agreement Dispute
Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of June 30, 2022, the aggregate
amount in dispute was approximately $19,571. The Company believes it has a strong position under the United capacity purchase agreement,

and believes the probability of an adverse outcome is remote. The Company is also unable to predict the amount or range of potential losses resulting from this dispute. As a result, the Company has recognized all disputed amounts through June 30, 2022 in the consolidated financial statements. While the parties are actively engaging to resolve or minimize the dispute, if the parties are unable to negotiate a mutually agreeable resolution, the dispute resolution provisions under the United capacity purchase agreement require arbitration.
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
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.

1
8

Standby Letters of Credit
As of June 30, 2022, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. Air Wisconsin maintained a credit facility with a borrowing capacity of $372 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Total	July through December 2022	2023	2024	2025	2026	Thereafter

Aircraft Notes Principal	$59,500	$3,500	$7,000	$7,000	$42,000	$—	$—
Aircraft Notes Interest	6,860	1,190	2,170	1,890	1,610	—	—
Operating Lease Obligations	15,523	3,032	5,832	3,356	2,645	147	511

Total	$81,883	$7,722	$15,002	$12,246	$46,255	$147	$511

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of June 30, 2022, all of the Company’s long-term debt was subject to fixed interest rates.
For additional information regarding the Aircraft Notes, refer to Note 6,
Debt
, and the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
”
within our 2021 Annual Report.
9. Related-Party Transactions
Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $120 to Resource Holdings for the three and six months ended June 30, 2022 and June 30, 2021, plus the reimbursement of certain out-of-pocket
expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $75 to Resource Holdings for the three and six months ended June 30, 2022, respectively. Harbor paid an aggregate of $38 to Resource Holdings for the three and six months ended June 30, 2021.
For additional information, refer to the section entitled “
Certain Relationships and Related Transactions, and Director Independence
” within our 2021 Annual Report.
10. Earnings Per Share and Equity
Calculations of net income per common share for the dates presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$15,081	$20,521	$24,344	$45,746
Preferred stock dividends	198	198	396	396

Net income applicable to common stockholders	$14,883	$20,323	$23,948	$45,350

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	46,519	54,466	47,075	54,664
Stock option	—	489	198	449
Series C Preferred	16,500	16,500	16,500	16,500

Shares used in calculating diluted earnings per share	63,019	71,455	63,773	71,613

Earnings allocated to common stockholders per common share
Basic	$0.32	$0.37	$0.51	$0.83
Diluted	$0.24	$0.28	$0.38	$0.63

B
asic earnings per share of common stock is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the exercise of a stock option granted in 2015 into 198 shares of common stock under the treasury stock method for the six months ended June 30, 2022. In March 2022, Harbor entered into an agreement with the holder of the stock option to cancel the option in exchange for $969.
The shares underlying the stock option are included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding.
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of June 30, 2022, 755 shares of the Series C Preferred were immediately convertible into 16,500 shares of common stock (representing 26.4% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.
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
On June 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on June 30, 2022.
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

2
0

Excluded Stock Options
In January 2022, Harbor granted a group of affiliated stockholders options to sell additional shares of Harbor’s common stock owned by the stockholders at fixed prices. As these options were out-of-the-money
during the three and six month periods ended June 30, 2022, they would have an anti-dilutive effect on the calculation of diluted earnings per share and thus are not included in the calculation above. For additional information regarding these options, refer to Note 13,
Stock Repurchase Program
, within this Quarterly Report.
11. Supplemental Cash Flow Information
Cash payments for interest for the six months ended June 30, 2022 and June 30, 2021 were $1,190 and $2,022, respectively. Cash payments for income taxes for the six months ended June 30, 2022 and June 30, 2021 were $1,981 and $17,784, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $2,960 and $1,761 for the six months ended June 30, 2022 and June 30, 2021, respectively.
12. Intangible Assets
Intangible assets consist of the following as of the dates presented:

	June 30, 2022	December 31, 2021
	Gross Carrying Amount	Gross Carrying Amount

Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

13. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired a total of 1,037,366 shares and 7,299,859 shares of its common stock pursuant to the stock repurchase program in the three and six month periods ended June 30, 2022, respectively.
In January 2022, Harbor entered into an agreement with a group of affiliated stockholders pursuant to which it
agreed to repurchase an aggregate of 5,437,500 shares of common stock for a purchase price of $5,655 pursuant to the settlement of a legal claim Harbor had against the stockholders. As part of the transaction, Harbor also granted to the stockholders three options to sell additional shares of Harbor’s common stock owned by the stockholders at fixed prices. The first option provided the right to require Harbor to purchase up to 1,600,000 shares at a price of $1.95 from January 1, 2022 through and including February 15, 2022. The second option provided the right to require Harbor to purchase up to 1,000,000 shares at a price of $1.90 from February 16, 2022 through and including March 31, 2022. The third option provided the right to require Harbor to purchase 500,000 shares at a price of $1.85 from April 1, 2022 through and including May 15, 2022. As of June 30, 2022, each of these options had expired without exercise.
Total cash of $144 is held for the repurchase of shares under Harbor’s stock repurchase program. This amount is included in restricted cash.
For additional information, refer to Part II, Item 2, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
” within this Quarterly Report.
14. Subsequent Events
The Company evaluated its consolidated financial statements included in this Quarterly Report for subsequent events through August
 10,
2022, the date the consolidated financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

2
1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included within our Annual Report on Form
10-K
for the year ended December 31, 2021 (our “2021 Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere within this Quarterly Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview
Harbor Diversified, Inc. (“Harbor”) is
a non-operating
holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity
with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to Harbor unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as “Harbor.”
For the three and six months ended June 30, 2022, Air Wisconsin operated a fleet of
64 CRJ-200 regional
jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a presence at both Chicago O’Hare and Washington-Dulles international airports, two of United’s key domestic hubs. All of Air Wisconsin’s flights are operated as United Express pursuant to the terms of the United capacity purchase agreement. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. More than 99% of our operating revenues for the three and six months ended June 30, 2022 was derived from operations associated with the United capacity purchase agreement.
Subject to certain limited exceptions, the United capacity purchase agreement provides Air Wisconsin fixed daily revenue for each aircraft covered under the agreement. The agreement also provides for a fixed payment for each departure and block hour flown, as well as reimbursement of certain direct operating expenses incurred in connection with providing regional flying service for United. In addition, Air Wisconsin is eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. Furthermore, the agreement provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The United capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.
In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, provided relief on certain scheduling requirements and settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. In April 2021, Air Wisconsin and United entered into a second amendment to the agreement, which addressed the scheduling of block hours after a certain date. In April 2022 and June 2022, Air Wisconsin and United entered into a third and fourth amendment, respectively, to the United capacity purchase agreement, which addressed the date by which United must provide a wind-down schedule for the period following the expiration of the term of the agreement.
The United capacity purchase agreement expires in February 2023. Air Wisconsin is continuing to explore options with United to extend or renew the United capacity purchase agreement, although the parties are under no obligation to enter into a new or extended agreement. Air Wisconsin is also actively negotiating with another major carrier regarding the execution of a new capacity purchase agreement. However, there can be no assurance that any agreement will be reached regarding the extension of the United capacity agreement or the execution of a new capacity purchase agreement.
For additional information regarding the risks associated with the United capacity purchase, refer to “Risk Factors” within this Quarterly Report.

Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of June 30, 2022, aggregate the amount in dispute was approximately $19,571. The Company believes it has a strong position under the United capacity purchase agreement and believes the probability of an adverse outcome is remote. The Company is also unable to predict the amount or range of potential losses resulting from this dispute. As a result, the Company has recognized all disputed amounts through June 30, 2022 in the consolidated financial statements. Although the parties are actively engaging to resolve or minimize the dispute, if the parties are unable to negotiate a mutually agreeable resolution, the dispute resolution provisions under the United capacity purchase agreement require arbitration.
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
Air Wisconsin has taken numerous steps to provide its employees and passengers with the ability to take appropriate safety measures in accordance with guidelines provided by the Centers for Disease Control and Prevention, including working with United to:

•	enhance Air Wisconsin’s aircraft and facilities cleaning and sanitation procedures;

•	provide gloves, masks, and other personal protective equipment for crew members;

•	provide financial incentive to employees to encourage vaccination and booster shots; and

•	provide regular, ongoing communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.
Labor Shortages
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As a result of the reduced flying caused by the COVID-19 pandemic, the shortage was temporarily abated. However, as flight demand has increased, labor shortages within the airline industry have become acute, particularly for regional airlines such as Air Wisconsin.
Pilot shortages within the airline industry are the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonus at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. In the past several months, these and other factors have caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to consistently achieve block hours in line with pre-pandemic levels. To address the diminished supply of qualified pilot candidates, regional airlines, including Air Wisconsin, have implemented significant pilot wage and bonus increases, which has substantially increased our labor costs and may continue to negatively impact our results of operations and financial condition. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to reduced flight schedules, which would further impact our financial condition.
In addition to pilots, Air Wisconsin’s operations rely on the availability of other qualified personnel, including maintenance technicians. As a result of global supply chain constraints and inflationary pressures, as well as increased flying levels, Air Wisconsin has experienced increased costs of certain maintenance activities and delays in obtaining third-party maintenance services, which has been compounded by difficulty recruiting and retaining qualified maintenance technicians. Mechanic shortages within the industry have resulted from several factors, including larger airlines offering higher salaries and more extensive benefit programs, greater demand for mechanics across the airline industry, and upward pressure on wages in other industries. We anticipate these drivers will continue to place upward pressure on our operating costs.
Impact of Competitive Environment
Several regional and larger carriers have ceased operations as a direct or indirect result of the COVID-19 pandemic.
As of the date of this filing, ExpressJet Airlines, Inc., Miami Air International, Trans States Airlines, and Compass Airlines, each of which are or were domestic, regional, or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy, or ceased or severely limited operations. The impact of these and other changes to the competitive environment on our business and industry is highly uncertain.
Paycheck Protection Program
In April 2020, Air Wisconsin received a $10.0 million loan (the “SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The entire $10.1 million principal amount and accrued interest was forgiven in August 2021, which was recorded as gain on extinguishment of debt in the audited consolidated statements of operations included within our 2021 Annual Report.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (the
“PSP-1 Agreement”)
with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of the Treasury (“Treasury”) under a program (“Payroll Support Program”) provided by the CARES Act, pursuant to which Air Wisconsin received approximately $42.2 million. The Treasury’s Office of the Inspector General (“OIG”) commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement.
As of the date of this filing, Air Wisconsin has not received written confirmation from the OIG regarding the status or results of the audit.
In December 2020, the federal Consolidated Appropriations Act of 2021 (“PSP Extension Law”) was adopted, which provided additional payroll support to eligible air carriers. In March 2021, pursuant to the PSP Extension Law, Air Wisconsin entered into a Payroll Support Program Extension Agreement with the Treasury
(the “PSP-2 Agreement”),
pursuant to which Air Wisconsin received approximately $33.0 million.
In March 2021, the federal American Rescue Plan Act of 2021 (“American Rescue Plan”) was adopted, which provided further payroll support to eligible air carriers. In June 2021, pursuant to the American Rescue Plan, the Treasury entered into a Payroll Support Program 3 Agreement with Air Wisconsin
(the “PSP-3 Agreement”
and, together with
the PSP-1 Agreement
and
the PSP-2 Agreement,
the “PSP Agreements”), pursuant to which Air Wisconsin received approximately $33.3 million.

The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries, and benefits, (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iii) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (iv) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin, or any direct or indirect parent company of Air Wisconsin, that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under these agreements, it may be required to repay some or all of the funds provided to it under these agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.
Employee Retention Credit
Air Wisconsin received an employee retention credit of approximately $1.1 million in 2021 pursuant to the CARES Act for payroll expenses incurred in 2020.
Economic Conditions, Challenges and Risks Impacting Financial Results
For a discussion of the general and specific factors and trends affecting our business and results of operations, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” within our 2021 Annual Report.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and the Three Months Ended June 30, 2021
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended June 30,
	2022		2021		Change

Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	337,314		273,948		63,336		23.1%
Actual Block Hours	28,260		24,393		3,867		15.9%
Actual Departures	18,586		17,736		850		4.8%
Revenue Passenger Miles (“RPMs”) (in thousands)	290,666		224,175		66,491		29.7%
Average Stage Length (in miles)	369		316		53		16.8%
Contract Revenue Per Available Seat Mile (in cents)	23.10	¢	19.29	¢	3.81	¢	19.8%
Passengers	781,490		699,987		81,503		11.6%
The increase in ASMs, block hours, departures, RPMs and passengers during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic, although the increases were mitigated to some extent by the industry-wide pilot shortage.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the dates presented:

	Three Months Ended June 30,
	2022	2021	Change

Operating Revenues ($ in thousands):
Contract Revenues	$77,923	$52,845	$25,078	47.5%
Contract Services and Other	7	15	(8)	(53.3)%

Total Operating Revenues	$77,930	$52,860	$25,070	47.4%

Total operating revenues increased $25.1 million, or 47.4%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic, although the increases were mitigated to some extent by the industry-wide pilot shortage.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$27,694	$25,012	$2,682	10.7%
Aircraft Fuel and Oil	34	44	(10)	(22.7)%
Aircraft Maintenance, Materials and Repairs	16,336	12,540	3,796	30.3%
Aircraft Rent	—	44	(44)	(100.0)%
Other Rents	1,657	1,263	394	31.2%
Depreciation, Amortization and Obsolescence	6,674	6,499	175	2.7%
Payroll Support Program	—	(22,256)	22,256	100.0%
Purchased Services and Other	3,514	3,110	404	13.0%

Total Operating Expenses	$55,909	$26,256	$29,653	112.9%

Payroll and Related Costs
. Payroll and related costs increased $2.7 million, or 10.7%, to $27.7 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in crew wages, bonuses and training expenses of $1.2 million, an increase in taxes and benefits of $1.0 million, an increase in management wages of $0.2 million, and an increase in personnel expenses, including per diem and crew rooms of $0.2 million.
Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended June 30, 2022 and June 30, 2021 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended June 30, 2022 and June 30, 2021.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $3.8 million, or 30.3%, to $16.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily as a result of an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies – Reclassification
.
Aircraft Rent
. Aircraft rent expense decreased $0.04 million, or 100%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. There was no aircraft rent expense recorded in the three months ended June 30, 2022 because Air Wisconsin no longer had any aircraft under lease after June 2021.
Other Rents
. Other rents expense increased $0.4 million, or 31.2%, to $1.7 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $0.3 million in flight training simulator rental expense.
Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense increased $0.2 million, or 2.7%, to $6.7 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to the increase in obsolescence expense for spare parts.
Payroll Support Program
.
The contra-expense for the Payroll Support Program decreased $22.3 million, or 100%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. There was no contra-expense recorded in the three months ended June 30, 2022 due to the cessation of the Payroll Support Program in 2021.

Purchased Services and Other
. Purchased services and other expense increased $0.4 million, or 13.0%, to $3.5 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase was primarily due to an increase in software maintenance and technology fees, as well as increased insurance expense and professional and technical services.. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies – Reclassification
.
Other (Expense) Income
Interest Income
. Interest income increased $0.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to an increase in interest earned on the notes receivable due from United.
Interest Expense
. Interest expense decreased $0.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the prepayment of debt in June 2021. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2021 Annual Report.
(
Loss
) Gain
on Marketable Securities
.
Loss on marketable securities was ($3.6) million for the three months ended June 30, 2022 compared to a gain of $0.04 million for the three months ended June 30, 2021. The loss reflects the change in market value of marketable securities during the three months ended June 30, 2022 and 2021.
Other, Net
. Other income increased $0.6 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The other income consists of dividend income from investments in marketable securities.
Net Income
Net income for the three months ended June 30, 2022 was $15.1 million, or $0.32 per basic share and $0.24 per diluted share, compared to net income of $20.5 million, or $0.37 per basic share and $0.28 per diluted share, for the three months ended June 30, 2021. For additional information, refer to Note 10,
Earnings Per Share
and Equity
.
The decrease in net income for the three months ended June 30, 2022, when compared to the three months ended June 30, 2021, primarily resulted from an increase in overall operating expenses and specifically no contra-expense related to the Payroll Support Program, under which we ceased receiving support in 2021. Further, our operating expenses, including payroll and related costs, as well as aircraft maintenance and repair costs, significantly increased due to increased flying levels. The overall increase in operating expenses was partially offset by increased revenues due to increased flying during the three-month period.
Income Taxes
In the three months ended June 30, 2022, our effective tax rate was 23.8%, compared to 24.2% for the three months ended June 30, 2021. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded income tax expense of $4.7 million and $6.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
The income tax expense for the three months ended June 30, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
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

Comparison of the Six Months Ended June 30, 2022 and the Six Months Ended June 30, 2021
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Six Months Ended June 30,
	2022		2021		Change

Operating Data:
Available Seat Miles (in thousands)	659,136		479,686		179,450		37.4%
Actual Block Hours	56,794		43,993		12,801		29.1%
Actual Departures	37,094		31,597		5,497		17.4%
Revenue Passenger Miles (in thousands)	538,319		350,533		187,786		53.6%
Average Stage Length (in miles)	363		312		51		16.3%
Contract Revenue Per Available Seat Mile (in cents)	21.98	¢	21.39	¢	0.59	¢	2.8%
Passengers	1,472,814		1,100,604		372,210		33.8%
The increase in ASMs, block hours, departures, RPMs and passengers during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change

Operating Revenues ($ in thousands):
Contract Revenues	$144,891	$102,601	$42,290	41.2%
Contract Services and Other	14	33	(19)	(57.6)%

Total Operating Revenues	$144,905	$102,634	$42,271	41.2%

Total operating revenues increased by $42.3 million, or 41.2%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in flying under the United capacity purchase agreement as a result of increased demand for air travel related to the recovery from the
COVID-19
pandemic.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change

Operating Expenses ($ in thousands):
Payroll and Related Costs	$54,295	$47,763	$6,532	13.7%
Aircraft Fuel and Oil	85	57	28	49.1%
Aircraft Maintenance, Materials, and Repairs	30,837	23,612	7,225	30.6%
Aircraft Rent	—	67	(67)	(100.0)%
Other Rents	3,270	2,185	1,085	49.7%
Depreciation, Amortization, and Obsolescence	13,318	12,999	319	2.5%
Payroll Support Program	—	(50,170)	50,170	100.0%
Purchased Services and Other	7,279	6,260	1,019	16.3%

Total Operating Expenses	$109,084	$42,773	$66,311	155.0%

Payroll and Related Costs
. Payroll and related costs increased $6.5 million, or 13.7%, to $54.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily driven by an increase in crew wages, bonuses and training expenses of $2.9 million, an increase in payroll taxes and benefits of $1.8 million, an increase in personnel expenses including per diems and crew rooms, of $1.3 million, and an increase in management wages of $0.4 million.

Aircraft Fuel and Oil
. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the six months ended June 30, 2022 and June 30, 2021 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the six months ended June 30, 2022 and June 30, 2021.
Aircraft Maintenance, Materials and Repairs
. Aircraft maintenance, materials and repairs costs increased $7.2 million, or 30.6%, to $30.8 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily as a result of an increase in required maintenance and repair activities due to an increase in flying attributable to increased passenger demand for air transportation. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies – Reclassification
.
Aircraft Rent
. Aircraft rent expense decreased $0.07 million, or 100.0%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. There was no aircraft rent expense recorded in the six months ended June 30, 2022 because Air Wisconsin no longer had any aircraft under lease after June 2021.
Other Rents
. Other rents expense increased $1.1 million, or 49.7%, to $3.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $1.0 million in flight training simulator rental expense.
Depreciation, Amortization and Obsolescence
. Depreciation, amortization and obsolescence expense increased $0.3 million, or 2.5%, to $13.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to the increase in obsolescence expense for spare parts.
Payroll Support Program
.
The contra-expense for the Payroll Support Program decreased $50.2 million, or 100%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. There was no contra-expense recorded in the six months ended June 30, 2022 due to the cessation of the Payroll Support Program in 2021.
Purchased Services and Other
. Purchased services and other expense increased $1.0 million, or 16.3%, to $7.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase was primarily due to an increase in professional and technical services, as well as increase software maintenance, technology fees, and insurance expense, and was partially offset by a decrease in legal fees. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies – Reclassification
.
Other (Expense) Income
Interest Income
. Interest income increased by $0.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to an increase in interest earned on the notes receivable due from United.
Interest Expense
. Interest expense decreased $0.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the prepayment of debt in June 2021. For additional information, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
” within our 2021 Annual Report and Note 6,
Debt
, in our audited consolidated financial statements included within our 2021 Annual Report.
(Loss) on Marketable Securities
.
Loss on marketable securities was ($6.0) million for the six months ended June 30, 2022 compared to a loss of ($0.01) million for the six months ended June 30, 2021. The losses reflect the change in market value and sales of securities for the respective six-month
periods.
Other, Net
. Other income increased by $0.8 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The other income consists of dividend income from investments in marketable securities.
Net Income
Net income for the six months ended June 30, 2022 was $24.3 million, or $0.51 per basic share and $0.38 per diluted share, compared to net income of $45.7 million, or $0.83 per basic and $0.63 per diluted share for the six months ended June 30, 2021. For additional information, refer to Note 10,
Earnings per Share
.

The decrease in net income for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, primarily resulted from an increase in overall operating expenses and specifically no contra-expense related to the Payroll Support Program, under which we ceased receiving support in 2021. Further, our operating expenses, including payroll and related costs, as well as aircraft maintenance and repair costs, significantly increased due to increased flying levels. The overall increase in operating expenses was partially offset by increased revenues due to increased flying during the six-month
period.
Income Taxes
In the six months ended June 30, 2022, our effective tax rate was 23.8%, compared to 24.1%, for the six months ended June 30, 2021. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our federal and state net operating losses.
We recorded an income tax expense of $7.6 million and $14.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
The income tax expense for the six months ended June 30, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.
The income expense for the six months ended June 30, 2021 resulted in an effective tax rate of 24.1%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.
For additional information, refer to Note 5,
Income Taxes
, in our audited consolidated financial statements included within our 2021 Annual Report.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, and Air Wisconsin’s cash flows from operations. As of June 30, 2022, our cash and cash equivalents balance was $24.5 million and we held $133.3 million of marketable securities. For the six months ended June 30, 2022, cash provided by operations was $3.6 million. In the near term, we expect to fund our liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances.
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, and maintenance costs, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the six months ended June 30, 2022, we had $3.7 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.
Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends, in part, on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of June 30, 2022, Air Wisconsin had $9.3 million of short-term debt, and $57.1 million of long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
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
Restricted Cash
As of June 30, 2022, in addition to cash and cash equivalents of $24.5 million, the Company had $0.5 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$3,560	$52,700	$(49,140)	(93.2)%
Net cash used in investing activities	(4,683)	(118,728)	(114,045)	(96.1)%
Net cash used in financing activities	(12,489)	(30,157)	(17,668)	(58.6)%
Cash Flows Provided by Operating Activities
During the six months ended June 30, 2022, our cash flows provided by operating activities were $3.6 million. We had net income of $24.3 million, which primarily resulted from increased revenues as a result of the increase in demand for air travel. Cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $12.2 million, prepaid and other expenses of $4.6 million, income taxes payable of $3.5 million, and loss on marketable securities of $6.0 million, partially offset by decreases in cash primarily related to long-term deferred revenues of $9.0 million, notes receivable of $7.6 million, accounts receivable of $16.7 million, deferred revenue of $8.3 million, accrued payroll and benefits of $1.7 million, accounts payable of $1.5 million and contract liabilities of $2.1 million.
During the six months ended June 30, 2021, our cash flows provided by operating activities were $52.7 million. We had net income of $45.7 million, which primarily resulted from increased revenues as a result of the increase in demand for air travel, and lower expenses as a result of payroll support received under the Payroll Support Program, further adjusted for increases in cash primarily related to depreciation and engine overhaul amortization of $13.7 million, deferred revenue of $20.6 million, and accounts payable of $1.7 million, partially offset by decreases in cash primarily related to long-term deferred revenues of $5.3 million, accounts receivable of $3.5 million, notes receivable of $13.0 million, prepaid expenses of $4.5 million, and accrued payroll and benefits of $1.3 million.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2022, our cash flows used in investing activities were $4.7 million resulting primarily from additions to property and equipment.
During the six months ended June 30, 2021, our cash flows used in investing activities were $118.7 million resulting primarily from investments in marketable securities.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2022, our cash flows used in financing activities were $12.5 million, reflecting $1.2 million in repayments of long-term debt, $0.4 million of dividends paid on preferred stock, $1.0 million for the cancellation of a stock option, and $9.9 million to repurchase shares of our common stock.
During the six months ended June 30, 2021, our cash flows used in financing activities were $30.2 million, reflecting $28.9 million in repayments of long-term debt, $0.4 million of dividends paid on preferred stock, and $0.9 million to repurchase shares of our common stock.

Commitments and Contractual Obligations
For additional information regarding our commitments and contractual obligations, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations
” within our 2021 Annual Report.
The following table sets forth our cash obligations for the periods presented ($ in thousands)

	Total	July through December 2022	2023	2024	2025	2026	Thereafter
Aircraft Notes Principal	$59,500	$3 500	$7,000	$7,000	$42,000	$—	$—
Aircraft Notes Interest	6,860	1,190	2,170	1,890	1,610	—	—
Operating Lease Obligations	15,523	3,032	5,832	3,356	2,645	147	511

Total	$81,883	$7,722	$15,002	$12,246	$46,255	$147	$511

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of June 30, 2022, all of Air Wisconsin’s long-term debt was subject to fixed interest rates.
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of June 30, 2022, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 26.4% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. For additional information related to the Series C Preferred, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Series C Convertible Redeemable Preferred Stock
” within our 2021 Annual Report.
On June 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on June 30, 2022.

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
Aircraft Operating Leases
As of June 30, 2022, Air Wisconsin had no operating aircraft on lease.
Debt and Credit Facilities
For additional information regarding our debt and credit facilities, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
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
The PSP Agreements contain various covenants, including that (i) the payroll support proceeds must be used exclusively for the payment of wages, salaries and benefits, (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps, (iii) Air Wisconsin cannot pay dividends or make other capital distributions prior to certain dates, and (iv) neither Air Wisconsin nor any of its affiliates can purchase an equity security of Air Wisconsin or any direct or indirect parent company of Air Wisconsin that is listed on a national securities exchange prior to certain dates. If Air Wisconsin fails to comply with its obligations under the PSP Agreements, it may be required to repay some or all of the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. For additional information, refer to Note 8,
Commitments and Contingencies
.
Maintenance Commitments
For additional information regarding our maintenance commitments, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments
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
Critical Accounting Policies
and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involve the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. For additional information regarding our critical accounting policies, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies
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
under the Exchange Act) as of June 30, 2022, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer, principal financial officer and principal accounting officer, concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
under the Exchange Act) that occurred during the three months ended June 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information related to legal proceedings, refer to Note 8,
Commitments and Contingencies
.
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
We derive nearly all of our operating revenues from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounts for approximately 99.9% of our operating revenues. The United capacity purchase agreement expires in February 2023. The parties are continuing to explore options to extend or renew the agreement, although they are under no obligation to enter into a new or extended agreement. There can be no assurance that any agreement will be reached regarding the extension or renewal of the United capacity agreement.
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
Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. The existence of the dispute could make it less likely that the parties will be able negotiate the extension or renewal of the United capacity purchase agreement.
If United does not agree to extend or renew the United capacity purchase agreement, whether due to the current dispute or for other reasons, or if a termination event occurs and United exercises its right to terminate the agreement in accordance with its terms, our business, financial condition, results of operations and liquidity could be significantly negatively impacted, unless we are able to enter into satisfactory substitute arrangements for the utilization of Air Wisconsin’s aircraft.
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
Air Wisconsin is actively negotiating with another major carrier regarding the execution of a new capacity agreement, but we may not be able to enter into a new agreement with that carrier or any other carrier, and any agreement we are able to enter into may not be as favorable to us as the current agreement.

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
As a result of the significant decline in passenger demand and drastically reduced flight departures during the early stage of the COVID-19 pandemic,
there was no shortage of qualified pilots in the airline industry. During the first two years of the COVID-19 pandemic,
for many reasons, such as reduced flying opportunities, travel restrictions and COVID-19 vaccine
mandates, many pilots decided to retire or seek employment in other industries. However, as passenger demand for air travel has increased, Air Wisconsin has experienced challenges hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from voluntary retirement decisions. Air Wisconsin has also experienced challenges with pilot attrition to other airlines. Air Wisconsin has historically expended significant resources to recruit and train pilots, including as a result of recent significant upward pressure on pilot compensation at certain regional airlines and limited availability of flight simulators and instructors. Air Wisconsin recently increased its pilot compensation and may continue to experience additional cost increases in the future, which could have an adverse impact on our financial condition and operating results.
Air Wisconsin has also recently experienced difficulty hiring and retaining qualified mechanics to service its aircraft, due to a variety of factors, including voluntary retirement decisions, decisions not to return after furloughs during the COVID-19 pandemic,
and the hiring needs of other airlines. There is also a risk that some mechanics may have decided to leave the airline industry or may decide to do so in the future. If Air Wisconsin is unable to hire and retain a sufficient number of qualified mechanics, it could have an adverse impact on our business and operations.
Even though passenger demand for air travel has been increasing, United has scheduled fewer Air Wisconsin departures and block hours relative to 2019 levels. A significant part of the reduction is due to a shortage of pilots. In the three months ended June 30, 2022, Air Wisconsin’s scheduled departures and block hours were approximately 18,533 and 29,733, respectively, as compared to scheduled departures and block hours of approximately 26,919 and 43,046, respectively, for the three months ended June 30, 2019. Air Wisconsin’s monthly departures and scheduled block hours generally increased from June 2020 until October 2021, but rarely reached pre-pandemic levels
and have declined since October 2021, mostly as a result of pilot shortages. There can be no assurance as to whether Air Wisconsin’s departures and scheduled block hours will return to pre-pandemic levels.
If future pilot or mechanic attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots and mechanics, Air Wisconsin may need to continue to increase its labor costs to attract and retain sufficient qualified pilots and mechanics or it may be unable to fly the number of flights scheduled under the United capacity purchase agreement, which may result in penalties under the agreement that would negatively impact Air Wisconsin’s operations and our financial condition.
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
American Airlines previously announced that it intends to significantly reduce the single class 50-seat aircraft
in its fleet; however it recently announced that its regional feed, including 50 seat aircraft, is still necessary in certain markets. Delta Airlines has also announced that it intends to retire all of the single class 50-seat aircraft
in its fleet. Therefore, although Air Wisconsin is currently in active discussions with a major airline to provide
50-seat
aircraft capacity, it may not be successful in finalizing this arrangement, and any arrangement it is able to secure may not be as favorable to us as the current United capacity purchase agreement. Since our primary business strategy currently involves flying single class 50-seat aircraft,
the publicly announced fleet strategy changes by several major carriers, including Air Wisconsin’s sole airline partner, represent a substantial risk to our business.

Disagreements regarding the interpretation of the United capacity purchase agreement, as well as other business disputes with United, could have an adverse effect on our operating results and financial condition, and negatively impact Air Wisconsin’s relationship with United.
Contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of June 30, 2022, the aggregate amount in dispute was approximately $19,571. The Company believes it has a strong position under the United capacity purchase agreement, and believes the probability of an adverse outcome is remote. As a result, the Company has recognized all disputed amounts through June 30, 2022 in the consolidated financial statements. While the parties are actively engaging to resolve or minimize the dispute, if the parties are unable to negotiate a mutually agreeable resolution, the dispute resolution provisions under the United capacity purchase agreement require arbitration. Failure to resolve this dispute could have an adverse effect on our business, financial condition and results of operations, as well as on our relationship with United which, in turn, could impact the negotiation of an extension to the United capacity purchase agreement or the execution of a new agreement with United. In the event that this dispute is arbitrated, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations.
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

Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including pilot and mechanic shortages, access to airport terminals and facilities, capital expenditures required to maintain or expand fleet operations, significant changes in fuel prices or other variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, we believe limited growth opportunities exist and as a result Air Wisconsin may be required to accept less favorable contract terms in order to secure new or additional flying opportunities. Due to United’s stated intention to significantly reduce its use of single class 50-seat aircraft,
there may not be any new or additional flying opportunities available to Air Wisconsin with United. In addition, due to other major airlines’ stated intentions to significantly reduce or retire their use of single class 50-seat aircraft,
there may not be substitute flying opportunities with other major airlines. Further, even if Air Wisconsin is offered the ability to pursue growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.
The amounts Air Wisconsin receives under the United capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.
Under the United capacity purchase agreement, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid under the agreement, our financial position and operating results will be negatively affected. For example, Air Wisconsin has experienced, and may continue to experience, upward pressure on pilot and mechanic compensation as it seeks to attract and retain qualified staff, which increases are not adjusted for by the United capacity purchase agreement and, therefore, negatively impact our operating results.
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
and the Transport Workers Union of America (“TWU”). The terms and conditions of future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher costs than Air Wisconsin, which are likely to result in higher industry wages and increased pressure on Air Wisconsin to increase the wages and benefits of its employees. Future agreements may be on terms that are less favorable to Air Wisconsin than its current agreements or not comparable to agreements entered into by its competitors. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Any agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages.
Maintenance costs may increase further,
and out-of-service periods
may result in aircraft being unavailable for flying.
The average age of Air
Wisconsin’s CRJ-200 regional
jets as of June 30, 2022 was approximately 19.8 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service periods
during which aircraft are dedicated to maintenance activities and unavailable for flying under the United capacity purchase agreement. In addition, as noted above, there is an industry wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and
third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues resulting from out-of-service periods
could have a further adverse effect on our financial condition and operating results.

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
The airline business is capital intensive. As of June 30, 2022, Air Wisconsin had approximately $66.4 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. Since the acquisition of such aircraft, Air Wisconsin has financed its operations primarily from cash flow. However, to the extent Air Wisconsin finances its activities or its pursuit of new opportunities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay any additional debt service obligations, in addition to the high level of fixed costs associated with operating a regional airline, will depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.
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
In addition, the agreements that Air Wisconsin has entered into with the Treasury for payroll support contain various covenants. If Air Wisconsin fails to comply with its surviving obligations under those agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.
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
The performance and reliability of Air Wisconsin’s technology, the technology of United, and the technology of our third-party service providers, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology, or that of United or our third-party service providers, could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs and penalties. Air Wisconsin’s technological systems, software and related data, those of United, and those supplied by our third-party service providers, may be vulnerable to a variety of sources of interruption or exploitation due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.
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
The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, facility disruptions, acts of war or terrorism, cancellations, increased security measures, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers, increase operating costs and decrease revenues, which in turn adversely affect profitability. Because Air Wisconsin’s revenues (other than the portion of its revenues based on the number of aircraft covered under the United capacity purchase agreement) depend primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays, any of these factors could have a material adverse effect on our business, results of operations and financial condition.
In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including, among others:

•	the acute on-going shortage of qualified pilots and mechanics, and costs of increased pilot compensation and the continuing pressure to significantly increase wages;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;

•	changes in demand for airline travel or tourism, in consumer preferences, or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation, or other factors;

•	labor disputes, strikes, work stoppages, or similar matters impacting employees; and

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
United, Air Wisconsin’s sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic
during the first quarter of 2020. United has recently stated that its capacity for the third quarter of 2022 is estimated to be down 11 percent compared to the same period in 2019 and it continues to be subject to industry wide constraints that restrict the rate of growth. In addition, a further outbreak of COVID-19
or an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, and those of United.
Several regional and larger carriers have ceased operations as a direct or indirect result of the COVID-19 pandemic.
ExpressJet Airlines, Inc., Miami Air International, Trans States Airlines and Compass Airlines, each of which are or were domestic regional or charter airlines, have either filed for Chapter 11 or Chapter 7 bankruptcy or ceased or severely limited operations due, at least in part, to the COVID-19 pandemic’s
impact on their business.
High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on Air Wisconsin’s operating results and financial condition and liquidity.
Although the United capacity purchase agreement provides that United sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement, aircraft fuel is critical to Air Wisconsin’s operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are also impacted by factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, have and may continue to drive rapid changes in fuel prices in short periods of time. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may eventually impact the amount of flying that United schedules Air Wisconsin to perform. Any such schedule reductions may impact Air Wisconsin’s operating results. In addition, since single class
50-seat
aircraft, such as those in Air Wisconsin’s fleet, are less fuel efficient than certain larger aircraft, increased fuel costs affects Air Wisconsin’s competitiveness in the industry.
The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.
The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry, such as the American Airlines and Jet Blue Airways alliance or the recently announced acquisition of Spirit Airlines by Jet Blue Airways, if it receives necessary governmental approvals, could further limit the number of potential airline partners with whom Air Wisconsin could enter into commercial agreements. In addition, any further consolidation activity involving United, reduction in the size of its network or decision to accelerate the reduction of single class 50-seat aircraft
such as
the CRJ-200 regional
jet could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to continue to provide service to United. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities.
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

•
actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation, and changes in discretionary spending and consumer confidence;

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

•	bankruptcies or other financial issues impacting Air Wisconsin’s business partners or competitors;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	purchases or sales of shares of the Company’s common stock pursuant to the Company’s publicly announced stock repurchase program or otherwise;

•	the illiquidity of the Company’s common stock;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the impact of the application of accounting guidance; and

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions.
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
As of June 30, 2022, the Company had 46,016,444 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 32.0% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 26.4% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock).
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

The Company may suspend its obligation to comply with SEC filing requirements in future periods and thereby cease filing reports and other information with the SEC, which could have the effect of reducing the trading volume and trading price of the Company’s common stock.
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
The Company has incurred, and expects to continue to incur, significant direct and indirect costs, and diversion of management time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on
Form 10-K, Quarterly
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
The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. The United capacity purchase agreement, Air Wisconsin’s credit agreements, and the Payroll Support Program 3 Agreement that Air Wisconsin has entered into with the Treasury for payroll support each contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. Any future determination by the Company to pay dividends will be at the discretion of the board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements (or similar agreements), business prospects and such other factors as the board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Quarterly Report, the trading price may not appreciate and may decline significantly.
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
Further, the Company’s status as a public reporting company and the risks associated with being a public reporting company, could make it more difficult for us to attract and retain qualified members of the board of directors and executive officers, and it may increase the cost of their services.
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
The board of directors has adopted a stock repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time. Since the inception of the program in March 2021 through June 30, 2022, the Company has purchased approximately 8.8 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and the Company has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time. Repurchases of the Company’s common stock could increase the volatility of the trading price and reduce the trading volume, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of the Company’s common stock may decline below the levels at which we repurchased shares. Although the repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so.
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
On April 24, 2022, the Company entered into an agreement with one of its stockholders under the stock repurchase program pursuant to which it repurchased 122,361 shares of common stock for a purchase price equal to the average of the high and low trading prices of the common stock on the previous trading day, or $2.40 per share, for a total purchase price of approximately $0.3 million.
No “affiliated purchaser” of the Company acquired any shares of the Company’s equity securities during the three months ended June 30, 2022.
Below is a summary of the Company’s stock repurchase activity during the three months ended June 30, 2022:

	Total number of shares purchased (1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
April 1 – April 30, 2022	398,323	$2.43	$966,979	$969,884
May 1 – May 31, 2022	305,324	$2.39	$730,612	$1,239,272
June 1 – June 30, 2022	333,719	$2.26	$755,629	$1,483,643
Total	1,037,366	$2.37	$2,453,220	$1,483,643

(1)
All of the reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase program. In addition, with the exception of the 122,361 shares purchased from a stockholder as described above, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule
10b5-1
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

HARBOR DIVERSIFIED, INC.

Date: August 10, 2022	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: August 10, 2022	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)