Form 10-Q
period 2022-09-30
HARBOR DIVERSIFIED, INC.
filed 2022-11-21
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2022, the registrant had
45,652,266
shares of common stock, $0.01 par value, outstanding, and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
for the three months ended September 30, 2022 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

•
the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), once all aircraft have been withdrawn from the capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”);

•
the possibility that the transition from the United capacity purchase agreement to the American capacity purchase agreement is delayed or more difficult than expected, particularly as a result of Air Wisconsin’s ongoing dispute with United;

•
the possibility that Air Wisconsin receives an unfavorable result from the arbitration initiated by United in October 2022 related to certain amounts owed to Air Wisconsin pursuant to the United capacity purchase agreement, or that the parties fail to resolve their dispute prior to receiving a final determination from such arbitration;

•	the supply of qualified pilots and mechanics to the airline industry, attrition, and the increasing costs associated with hiring, training and retaining qualified pilots and mechanics;

•
the amounts Air Wisconsin is paid or reimbursed under its capacity purchase agreements or any future agreement may be less than the costs incurred, particularly as labor costs increase in response to pilot and mechanic shortages;

•
the possibility that United or American could provide Air Wisconsin with inefficient flight schedules, or United or American could change the expected utilization of Air Wisconsin’s aircraft under the applicable capacity purchase agreement;

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

•
developments associated with fluctuations in the economy, including increased inflation, which may negatively impact our costs, create wages pressures, and impact the financial stability of Air Wisconsin’s major airline partner;

•	the impact of losing key personnel or inability to attract additional qualified personnel;

•	the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;

•
the duration and spread of the ongoing global
COVID-19
pandemic and its variants or other potential outbreaks of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin, United, and American in particular, and the airline industry in general; and

3

•
the impact of the application of accounting guidance, including the requirement to recognize a significant amount of revenue under the applicable capacity purchase that had previously been deferred, on our financial condition and results of operations.

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

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information
Item 1. Financial Statements

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,013	$37,170
Restricted cash	418	1,449
Marketable securities	130,517	138,370
Accounts receivable, net	33,272	7,422
Notes receivable	60,315	—
Spare parts and supplies, net	4,404	5,200
Contract costs	258	518
Prepaid expenses and other	2,776	4,174

Total Current Assets	250,973	194,303

Property and Equipment
Flight property and equipment	262,237	259,720
Ground property and equipment	7,895	8,252
Less accumulated depreciation and amortization	(163,336)	(143,313)

Net Property and Equipment	106,796	124,659

Other Assets
Operating lease right-of-use asset	14,789	18,679
Intangibles	5,300	5,300
Long-term deferred tax asset	616	533
Long-term investments	4,275	4,275
Long-term contract costs	—	96
Long-term notes receivable	—	47,568
Other	1,687	3,988

Total Other Assets	26,667	80,439

Total Assets	$384,436	$399,401

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,593	$20,060
Accrued payroll and employee benefits	13,057	14,885
Current portion of operating lease liability	5,078	5,150
Other accrued expenses	253	172
Contract liabilities	3,576	8,098
Deferred revenue	22,318	35,792
Income taxes payable	4,633	—
Current portion of long-term debt (stated principal amount of $7,000 at September 30, 2022 and $3,500 December 31, 2021)	9,224	5,880

Total Current Liabilities	74,732	90,037

Other Long-Term Liabilities
Long-term debt (stated principal amount of $52,100 at September 30, 2022 and $56,000 at December 31, 2021)	56,089	61,670
Long-term promissory note	4,275	4,275
Deferred tax liability	653	688
Long-term operating lease liability	7,100	10,877
Long-term contract liabilities	—	1,326
Deferred revenue, net of current portion	—	9,046
Other	2,757	2,722

Total Long-Term Liabilities	70,874	90,604

Total Liabilities	145,606	180,641
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at September 30, 2022 and December 31, 2021	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued at September 30, 2022 and December 31, 2021, 45,652,266 shares outstanding at September 30, 2022 and 53,316,299 shares outstanding at December 31, 2021	555	555
Additional paid-in capital	285,866	287,429
Retained deficit	(46,778)	(79,144)
Treasury stock	(14,013)	(3,280)

Total Stockholders’ Equity	225,630	205,560

Total Liabilities and Stockholders’ Equity	$384,436	$399,401

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$68,389	$71,866	$213,280	$174,467
Contract services and other	21	21	35	54

Total Operating Revenues	68,410	71,887	213,315	174,521

Operating Expenses
Payroll and related costs	26,801	29,056	81,096	76,819
Aircraft fuel and oil	49	51	134	108
Aircraft maintenance, materials and repairs	17,494	13,877	48,331	37,489
Aircraft rent	—	—	—	67
Other rents	1,617	1,572	4,887	3,757
Depreciation, amortization and obsolescence	6,639	6,570	19,957	19,569
Payroll Support Program	—	(16,146)	—	(66,316)
Purchased services and other	3,310	3,684	10,589	9,944

Total Operating Expenses	55,910	38,664	164,994	81,437

Income From Operations	12,500	33,223	48,321	93,084

Other (Expense) Income
Interest income	840	611	2,102	1,437
Interest expense	—	(138)	—	(827)
Loss on marketable securities	(3,749)	(92)	(9,774)	(106)
Gain on extinguishment of debt	53	10,135	53	10,363
Other, net	885	566	1,786	634

Total Other (Expense) Income	(1,971)	11,082	(5,833)	11,501

Net Income Before Taxes	10,529	44,305	42,488	104,585
Income Tax Expense	2,507	8,026	10,122	22,560

Net Income	$8,022	$36,279	$32,366	$82,025
Preferred stock dividends	198	198	594	594

Net income available to common stockholders	$7,824	$36,081	$31,772	$81,431

Basic Earnings per share	$0.17	$0.67	$0.68	$1.49
Diluted Earnings per share	$0.13	$0.51	$0.50	$1.14
Weighted Average Common Shares:
Basic	45,776	54,153	46,637	54,491
Diluted	62,276	71,155	63,268	71,468
See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560
Net income	—	—	—	—	—	—	32,366	—	32,366
Dividends	—	—	—	—	—	(594)	—	—	(594)
Cancellation of stock option	—	—	—	—	—	(969)	—	—	(969)
Treasury stock purchases	—	—	(7,664)	7,664	—	—	—	(10,733)	(10,733)

Balance, September 30, 2022 (unaudited)	4,000	$13,200	45,652	9,829	$555	$285,866	$(46,778)	$(14,013)	$225,630

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2022	4,000	$13,200	46,016	9,465	$555	$286,064	$(54,800)	$(13,214)	$218,605
Net income	—	—	—	—	—	—	8,022	—	8,022
Dividends	—	—	—	—	—	(198)	—	—	(198)
Treasury stock purchases	—	—	(364)	364	—	—	—	(799)	(799)

Balance, September 30, 2022 (unaudited)	4,000	$13,200	45,652	9,829	$555	$285,866	$(46,778)	$(14,013)	$225,630

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	82,025	—	82,025
Dividends	—	—	—	—	—	(594)	—	—	(594)
Treasury stock purchases	—	—	(723)	723	—	—	—	(1,188)	(1,188)

Balance, September 30, 2021 (unaudited)	4,000	$13,200	54,140	1,341	$555	$287,627	$(89,745)	$(1,669)	$196,768

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2021	4,000	$13,200	54,270	1,211	$555	$287,825	$(126,024)	$(1,369)	$160,987
Net income	—	—	—	—	—	—	36,279	—	36,279
Dividends	—	—	—	—	—	(198)	—	—	(198)
Treasury stock purchases	—	—	(130)	130	—	—	—	(300)	(300)

Balance, September 30, 2021 (unaudited)	4,000	$13,200	54,140	1,341	$555	$287,627	$(89,745)	$(1,669)	$196,768

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash Flows From Operating Activities
Net income	$32,366	$82,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	19,957	19,569
Amortization of contract costs	(3,314)	(2,428)
Amortization of engine overhauls	2,098	1,364
Deferred income taxes	(118)	133
Loss on disposition of property and equipment	62	40
Loss on marketable securities	9,774	106
Gain on extinguishment of debt	(53)	(10,363)
Changes in operating assets and liabilities:
Accounts receivable	(25,850)	(2,425)
Notes receivable	(12,747)	(13,699)
Spare parts and supplies	(149)	229
Prepaid expenses and other	3,699	(4,884)
Operating lease right-of-use asset	41	182
Accounts payable	(3,467)	5,109
Accrued payroll and employee benefits	(1,828)	(1,011)
Other accrued expenses	81	84
Long-term deferred revenue	(9,046)	(11,938)
Contract liabilities	(2,534)	(7,117)
Deferred revenue	(13,474)	27,961
Income taxes payable	4,633	(107)
Other long-term liabilities	35	(1)

Net Cash Provided by Operating Activities	166	82,829

Cash Flows From Investing Activities
Additions to property and equipment	(2,963)	(1,349)
Proceeds on disposition of property and equipment	10	15
Purchase of marketable securities	(1,921)	(204,126)
Sale of marketable securities	—	77,477

Net Cash Used in Investing Activities	(4,874)	(127,983)

Cash Flows From Financing Activities
Repayments of long-term debt	(2,184)	(39,466)
Dividends paid	(594)	(594)
Cancellation of stock option	(969)	—
Repurchased stock	(10,733)	(1,188)

Net Cash Used in Financing Activities	(14,480)	(41,248)

Decrease in Cash, Cash Equivalents and Restricted Cash	(19,188)	(86,402)
Cash, Cash Equivalents and Restricted Cash, beginning of period	38,619	131,193

Cash, Cash Equivalents and Restricted Cash, end of period	$19,431	$44,791

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
pandemic, in addition to other factors discussed below, the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other reporting period.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Additionally, Air Wisconsin is exploring aircraft leasing opportunities and entered into its first short-term aircraft lease in September 2022.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier that is engaged in the business of providing scheduled passenger service under a capacity purchase agreement (United capacity purchase agreement) with United Airlines, Inc. (United) that was entered into in February 2017 and amended in October 2020, April 2021, April 2022, June 2022, and September 2022. United is currently Air Wisconsin’s sole airline partner; however, Air Wisconsin entered into a separate capacity purchase agreement in August 2022 (American capacity purchase agreement) with American Airlines, Inc. (American) pursuant to which Air Wisconsin has agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. Air Wisconsin expects to commence flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations, which is expected to occur throughout 2023. For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
and Part II, Item 5, “
American Capacity Purchase Agreement
” within this Quarterly Report.
Air Wisconsin currently operates as a United Express carrier with a presence at both Chicago O’Hare and Washington-Dulles, two of United’s key domestic hubs.

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
United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments are reconciled through July 2022. Subject to final reconciliation of the provisional cash payments for the periods after July 31, 2022, as of September 30, 2022, United owed Air Wisconsin approximately $22,302, which is recorded in accounts receivable, net, on the consolidated balance sheets. United is disputing that it owes $18,693 of this amount. For additional information regarding the dispute with United, refer to Note 8,
Commitments and Contingencies.
Under the United capacity purchase agreement, Air Wisconsin is eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The incentives are defined in the agreement and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved, or penalties payable, during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606,
Revenue from Contracts with Customers
(Topic 606). Although the final reconciliations have not been completed for all periods, after considering operational performance related to expected incentive and penalty payments, Air Wisconsin has received (incurred), or is likely to receive (incur), net payments of $2,137 and $(339) for the three months ended September 30, 2022 and September 30, 2021, respectively, and $5,443 and $2,820 for the nine months ended September 30, 2022 and September 30, 2021, respectively. These amounts are recorded in accounts receivable, net, on the consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through the wind-down period under the United capacity purchase agreement (wind-down period). Accordingly, during the three and nine months ended September 30, 2022, Air Wisconsin recognized $5,180 and $22,548, respectively, of fixed revenues that were previously deferred, compared to a deferral of $5,298 and $10,054 of fixed revenues in the three and nine months ended September 30, 2021, respectively. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term, including the wind-down period, based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed through the end of the wind-down period. As of September 30, 2022, deferred fixed revenues in the amount of $22,290 were recorded as part of deferred revenues on the consolidated balance sheets. For additional information regarding the wind-down schedule with United, refer to Note 2,
Liquidity
.
Consistent with the discussion above, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, Air Wisconsin also recognized increased non-refundable
upfront fee revenues and increased fulfillment costs, both of which are amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the three and nine months ended September 30, 2022, Air Wisconsin recorded $932 and $3,314 of revenue from upfront fees and $100 and $355 of fulfillment costs, respectively, compared to $1,082 and $2,428 in revenue from upfront fees and $116 and $260 of fulfillment costs for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, deferred upfront fee revenue in the amount of $2,406 is recorded as part of contract liabilities on the consolidated balance sheets.
As part of the October 2020 amendment to the United capacity purchase agreement (CPA Amendment), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods through the end of the wind-down period. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base, of which $73 was deferred as of December 31, 2021. For the three and nine months ended September 30, 2022, Air Wisconsin recorded $453 and $1,611 of revenue related to these items,

1
0

respectively, compared to $512 and $1,150 of revenue related to these items for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, deferred CPA Amendment revenue in the amount of $1,170, is recorded as part of contract liabilities on the consolidated balance sheets.
The timing of the recognition of deferred fixed revenue,
non-refundable
upfront fee revenue, fulfillment costs, and deferred CPA Amendment revenue in future periods is subject to considerable uncertainty due to a number of factors, including the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown through the end of the wind-down period.
The amount of revenues recognized for the three and nine months ended September 30, 2022 that were previously recorded as contract liabilities were $1,385 and $4,925, respectively.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation will be recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three and nine months ended September 30, 2022, Air Wisconsin recorded $5,138 and $12,746, respectively, in revenue related to this performance obligation compared to $728 and $13,699 for the three and nine months ended September 30, 2021, respectively. Under the CPA Amendment, United is required to accrue this amount and, upon request by Air Wisconsin, deliver a note evidencing this amount each quarter, which notes are due and payable in February 2023. Therefore, this amount is recorded in notes receivable on the consolidated balance sheets. The notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. As of September 30, 2022, the principal amount of these notes totaled $60,315, including the $11,048 note receivable described above, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of September 30, 2022, interest receivable on these notes, including the disputed notes, totaled $3,954 and is recorded in accounts receivable, net on the consolidated balance sheets. United has disputed that it owes these amounts in respect of certain quarters and has refused to deliver notes for those quarters. The amount in dispute in respect of those notes as of the date of this filing totals $14,175, including interest receivable of $174. On November 4, 2022, United prepaid to Air Wisconsin $50,126 to satisfy all of
the outstanding, undisputed notes receivable, including all accrued interest, pursuant to the CPA Amendment in respect of the period of the second quarter 2020 through the third quarter 2021 and the $11,048 note receivable described above. For additional information regarding the dispute with United, refer to Note 8,
Commitments and Contingencies.
Other Revenues
Other revenues primarily consist of the sales of parts to other airlines and aircraft lease. These other revenues are immaterial in all periods presented. The transaction price for these other revenues generally is fair market value.
Restricted Cash
As of September 30, 2022 and December 31, 2021, the Company had a restricted cash balance of $418 and $1,449, respectively. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
, and Note 13,
Stock Repurchase Program.
Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in ASC Topic 321,
Investments-Equity Securities
, with the change in fair value during the period included in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s marketable securities was $130,517 and $138,370, respectively.

1
1

The calculation of net unrealized gains and losses that relate to marketable securities held as of September 30, 2022 is as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net losses recognized during the period on equity securities	$(3,749)	$(9,774)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—

Unrealized losses recognized during the period on equity securities held as of September 30, 2022	$(3,749)	$(9,774)

The calculation of net unrealized gains and losses that relate to marketable securities held as of September 30, 2021 is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net gains and losses recognized during the period on equity securities	$(92)	$(106)
Less: Net losses recognized during the period on equity securities sold during the period	42	1

Unrealized gains recognized during the period on equity securities held as of September 30, 2021	$(134)	$(107)

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
For the three and nine months ended September 30, 2022, the Company recorded depreciation expense of $6,224 and $18,656, respectively, compared to $6,274 and $18,769 for the three and nine months ended September 30, 2021, respectively.
Impairment of Long-Lived and Intangible Assets
The Company evaluates long-lived and intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived and intangible assets and determined that no quantitative impairment tests were required to be performed as of September 30, 2022.

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
The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2018. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2017. As of September 30, 2022, the Company had no outstanding tax examinations.
Concentration of Customer Risk
United is currently Air Wisconsin’s sole airline partner. Substantially all the Company’s revenues in the three and nine months ended September 30, 2022 and September 30, 2021 were derived from the United capacity purchase agreement.
Air Wisconsin entered into the American capacity purchase agreement in August 2022 and expects to commence flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations.
For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
and Part II, Item 5, “
American Capacity Purchase Agreement
” within this Quarterly Report.
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

1

The tables below set forth the Company’s classification of marketable securities and long-term investments as of the periods presented:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$106,087	$106,087	$—	$—
Marketable securities – mutual funds	24,430	24,430	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$134,792	$130,517	$4,275	$—

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$108,097	$108,097	$—	$—
Marketable securities – mutual funds	18,446	18,446	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$130,818	$126,543	$4,275	$—

Reclassification
Certain operating expenses previously recorded in purchased services and other in the consolidated statements of operations in the amounts of $3,185 and $8,265 for the three and nine months ended September 30, 2021, respectively, have been reclassified to aircraft maintenance, materials and repairs to conform to the presentation for the three and nine months ended September 30, 2022, with no effect on net income. The reclassification relates to certain third party maintenance activities.
Certain current liabilities previously recorded in contract liabilities in the consolidated balance sheets as of December 31, 2021 have been reclassified to deferred revenue in the amount of $35,792 to conform to the presentation as of September 30, 2022. As a result of this change, the consolidated statements of cash flows also required a reclassification from contract liabilities in the amount of $27,961 to deferred revenues in the
Cash Flows from Operating Activities
section of the consolidated statements of cash flows.
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
2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances and its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or that additional funds will be available, to meet its future liquidity needs, particularly if United fails to pay disputed amounts owed to Air Wisconsin pursuant to the United capacity purchase agreement or if the transition of Air Wisconsin’s aircraft to the American capacity purchase agreement is delayed or more difficult than currently anticipated.

1

Reduced Block Hours
Since the beginning of the
COVID-19
pandemic, Air Wisconsin has experienced significantly reduced block hours relative to historical levels. The prevailing industry-wide pilot shortage, which is expected to continue for the foreseeable future, is currently the leading factor preventing Air Wisconsin from consistently achieving block hours in line with pre-pandemic
levels.
In addition, the United capacity purchase agreement is scheduled to terminate in February 2023, unless sooner terminated in accordance with its terms, in each case subject to a wind-down period following termination during which aircraft would be removed from service under the agreement in accordance with a schedule. Although a wind-down schedule has not yet been determined, the Company has estimated a wind-down schedule for purposes of its revenue calculations. The American capacity purchase agreement provides that a certain number of aircraft each month, commencing in March 2023, will begin flying scheduled flights for American.
Before any Air Wisconsin aircraft can be available to operate flights for American, that aircraft must first be removed from service under the United capacity purchase agreement, painted to meet the livery requirements of the American capacity purchase agreement and otherwise modified to meet such requirements. During the period from the withdrawal of an aircraft from service under the United capacity purchase agreement until it is placed into service under the American capacity purchase agreement, that aircraft will not generate revenues from either United or American. The period of time that an aircraft will not be covered by either capacity purchase agreement depends on the wind-down schedule that has not been finally determined. The successful transition of aircraft from the United capacity purchase agreement to the American capacity purchase agreement is subject to many factors, some of which are not within Air Wisconsin’s control, including the level of cooperation from United and the timing for aircraft to meet the requirements of the American capacity purchase agreement. There can be no assurance that this transition will proceed smoothly, and unexpected delays in or costs associated with the transition could have a material adverse effect on the Company’s business, financial condition and results of operations.
For additional information, refer to Part II, Item 5, “
American Capacity Purchase Agreement
” within this Quarterly Report.
United Capacity Purchase Agreement
The fixed amount Air Wisconsin is entitled to receive under the United capacity purchase agreement is based on a fixed contractual rate and number of covered aircraft, although there is currently a dispute with United as to the number of covered aircraft for which it is required to pay the fixed contractual rate. In October 2022, United initiated arbitration with respect to this dispute.
Variable revenue may be earned based on the number of block hours and departures. Since the onset of the
COVID-19
pandemic, variable revenues have been significantly reduced due to the lower number of flights relative to historical levels. However, the impact of the
COVID-19
pandemic on the Company’s financial position has been partially mitigated or offset by the fixed revenue under the United capacity purchase agreement and by funds received under the Paycheck Protection Program and the Payroll Support Program described below. If United does not pay the full amount Air Wisconsin believes it is required to pay under the agreement, whether due to its own financial disruption resulting from the COVID-19 pandemic
or the industry-wide pilot shortage, as a result of the current dispute with Air Wisconsin, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition and liquidity. For additional information regarding the United capacity purchase agreement dispute, refer to Note 8,
Commitments and Contingencies
.
A portion of the fixed amount of revenue had been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term, including the wind-down period. Beginning with the third quarter of 2021, Air Wisconsin began to reverse prior deferred revenue based on increased completed flights and projected future completed flight activity, and anticipates continuing to do so through the end of the wind-down period. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies
.
Paycheck Protection Program
Air Wisconsin’s receipt of governmental assistance mitigated to some extent the adverse impacts of the
COVID-19
pandemic on the Company’s financial condition, results of operations and liquidity.
In April 2020, Air Wisconsin received a $10,000 loan (SBA Loan) under the small business Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and administered by the Small Business Administration (SBA). Under the CARES Act, Air Wisconsin applied for forgiveness of the SBA Loan, and the SBA granted forgiveness of all principal and accrued interest on the SBA Loan in August 2021 in the amount of $10,135, which was recorded as gain on extinguishment of debt in the audited consolidated statements of operations for the year ended December 31, 2021 included within the 2021 Annual Report.

1

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
The PSP Agreements contain various covenants, some of which have expired. The surviving covenants require that (i) the payroll support proceeds must have been used exclusively for the payment of wages, salaries and benefits, and (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps. If Air Wisconsin failed to comply with any of its expired obligations or failed or fails to comply with any of its continuing obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement.
No such audits have been initiated by the Treasury under
the PSP-2 Agreement
or PSP-3 Agreement
as of the date of this filing. For additional information, refer to Note 8,
 Commitments and Contingencies.
The proceeds of the Treasury Payroll Support under the PSP Agreements were recorded in cash and cash equivalents when received and were recognized as a contra-expense under Payroll Support Program in the consolidated statements of operations for the periods for which the funds were intended to offset payroll expenses. As all amounts were recognized at December 31, 2021, Air Wisconsin did not recognize a reduction in operating expense in the three and nine months ended September 30, 2022, as compared to $16,146 and $66,316 for the three and nine months ended September 30, 2021, respectively.
3. Capacity Purchase Agreements with United and American
In February 2017, Air Wisconsin entered into the United capacity purchase agreement. The United capacity purchase agreement
is scheduled to terminate in February 2023
.

The wind-down period during which aircraft will be removed from service under the United capacity purchase agreement has not been finally determined. A dispute
e
xists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the United capacity purchase agreement. The existence of this dispute pursuant to the United capacity purchase agreement could significantly complicate or delay the transition of aircraft from the provision of services to United to the provision of services to American. For additional information, refer to Note 8,
 Commitments and Contingencies.
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin has agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. Air Wisconsin expects to commence flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations, which is expected to occur throughout 2023.
4. Property and Equipment
As of September 30, 2022, Air Wisconsin owned 64
CRJ-200
regional jets.

1

5. Income Taxes
The Company’s effective tax rate for the three months and nine months ended September 30, 2022 was 23.8%. The Company’s effective tax rate for the three and nine months ended September 30, 2022 varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 18.1% and 21.6%, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 varied from the federal statutory rate of 21.0% primarily due to the tax exempt status of the SBA Loan forgiveness, the impact of state taxes, and permanent differences between financial statement and taxable income.
6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

	September 30, 2022	December 31, 2021
Aircraft Notes, due December 31, 2025 (4.0%)	$65,313	$67,550
Less: current maturities	9,224	5,880

Total Long-Term Debt	$56,089	$61,670

Maturities of long-term debt for the periods subsequent to September 30, 2022, are as follows
:

Fiscal Year	Amount
October 2022 through December 2022	$4,091
2023	9,154
2024	8,874
2025	43,194

Total	$65,313

As of September 30, 2022, all of the Company’s long-term debt was subject to fixed interest rates. As of September 30, 2022 and September 30, 2021, Air Wisconsin was in compliance with the covenants included in each of its debt agreements.
For additional information regarding Long-Term Debt, refer to Note 6,
Debt
, in the audited consolidated financial statements within the 2021 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,605 as of September 30 2022. For additional information, refer to Note 1,
Fair Value of Financial Instruments
.
7. Lease Obligations
Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from approximately 9 months to 12 years. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease conception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance.

1

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
As of September 30, 2022 and December 31, 2021 the
Company’s right-of-use assets
were $14,789 and $18,679, respectively, current maturities of operating lease liabilities were $5,078 and $5,150, respectively, and noncurrent lease liabilities were $7,100 and $10,877, respectively. During the nine months ended September 30, 2022, the Company paid $4,484 in operating lease payments.
The table below presents operating lease related terms and discount rates as of September 30, 2022:

Weighted-average remaining lease term	3.13	years
Weighted-average discount rate	5.70%

1

Components of lease costs were as follows for the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$1,477	$1,446	$4,423	$3,322
Short-term lease costs	77	80	306	389
Variable lease costs	63	46	158	113

Total Lease Costs	$1,617	$1,572	$4,887	$3,824

As of September 30, 2022, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,617 and $1,572 for the three months ended September 30, 2022 and September 30, 2021, respectively. Rent expense recorded under all operating leases, inclusive of engine leases, was $4,887 and $3,824 for the nine months ended September 30, 2022 and September 30, 2021, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease
terms greater than one year as of September 30, 2022:

Fiscal Year	Amount
October 2022 through December 2022	$1,452
2023	5,841
2024	3,365
2025	2,664
2026	177
Thereafter	527

Total lease payments	14,026
Less imputed interest	(1,848)

Total Lease Liabilities	$12,178

8. Commitments and Contingencies
Legal Matters
The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of September 30, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.
United Capacity Purchase Agreement Dispute
A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of September 30, 2022, the aggregate amount in dispute was approximately $33,042.
In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the disputed amounts as claimed by Air Wisconsin. As Air Wisconsin and United are in the early stages of arbitration, Air Wisconsin cannot, with any degree of certainty, estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position and is entitled to the disputed amounts under the terms of the United capacity purchase agreement. As a result, the Company has recognized all disputed amounts through September 30, 2022.
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
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.

Standby Letters of Credit
As of September 30, 2022, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. Air Wisconsin maintained a credit facility with a borrowing capacity of $373 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Total	October through December 2022	2023	2024	2025	2026	Thereafter
Aircraft Notes Principal	$59,100	$3,500	$7,000	$7,000	$41,600	$—	$—
Aircraft Notes Interest	6,213	591	2,154	1,874	1,594	—	—
Operating Lease Obligations	14,026	1,452	5,841	3,365	2,664	177	527

Total	$79,339	$5,543	$14,995	$12,239	$45,858	$177	$527

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of September 30, 2022, all of the Company’s long-term debt was subject to fixed interest rates.
For additional information regarding the Aircraft Notes, refer to Note 6,
Debt
, in the audited consolidated financial statements within the 2021 Annual Report.
9. Related-Party Transactions
Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $180 to Resource Holdings for the three and nine months ended September 30, 2022 and September 30, 2021, plus the reimbursement of certain out-of-pocket
expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $113 to Resource Holdings for the three and nine months ended September 30, 2022, respectively. Harbor paid an aggregate of $38 and $75 to Resource Holdings for the three and nine months ended September 30, 2021. For additional information, refer to the section entitled “
Certain Relationships and Related Transactions, and Director Independence
” within the 2021 Annual Report.
10. Earnings Per Share and Equity
Calculations of net income per common share for the dates presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$8,022	$36,279	$32,366	$82,025
Preferred stock dividends	198	198	594	594

Net income applicable to common stockholders	$7,824	$36,081	$31,772	$81,431

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	45,776	54,153	46,637	54,491
Stock option	—	502	131	477

2
0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series C Preferred	16,500	16,500	16,500	16,500

Shares used in calculating diluted earnings per share	62,276	71,155	63,268	71,468

Earnings allocated to common stockholders per common share
Basic	$0.17	$0.67	$0.68	$1.49
Diluted	$0.13	$0.51	$0.50	$1.14
Basic earnings per share of common stock is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the exercise of a stock option granted in 2015 (the “2015 Option”) into 131 shares of common stock under the treasury stock method for the nine months ended September 30, 2022. In March 2022, Harbor entered into an agreement with the holder to cancel the 2015 Option in exchange for $969. The shares underlying the 2015 Option are included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding.
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of September 30, 2022, 755 shares of the Series C Preferred were immediately convertible into 16,500 shares of common stock, and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares.
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
On September 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on September 30, 2022.
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

2
1

Excluded Stock Options
In January 2022, Harbor granted a group of affiliated stockholders options to sell additional shares of Harbor’s common stock owned by the stockholders at fixed prices. As these options were out-of-the-money
during the three and nine months ended September 30, 2022, they would have an anti-dilutive effect on the calculation of diluted earnings per share and thus are not included in the calculation above. For additional information regarding these options, refer to Note 13,
Stock Repurchase Program.
11. Supplemental Cash Flow Information
Cash payments for interest for the nine months ended September 30, 2022 and September 30, 2021 were $1,784 and $2,742, respectively. Cash payments for income taxes for the nine months ended September 30, 2022 and September 30, 2021 were $3,348 and $25,683, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $4,484 and $3,239 for the nine months ended September 30, 2022 and September 30, 2021, respectively.
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported on the consolidated balance sheet that sum to the total of those same amounts shown in the consolidated statement of cash flows:

September 30, 2022
Cash and cash equivalents	$19,013
Restricted cash	418

Total cash, cash equivalents, and restricted cash	$19,431

12. Intangible Assets
Intangible assets consist of the following as of the dates presented:

	September 30, 2022	December 31, 2021
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

13. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which
Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired a total of 364,174 shares and 7,664,033 shares of its common stock pursuant to the stock repurchase program in the three and nine months ended September 30, 2022, respectively.
In January 2022, Harbor entered into an agreement with a group of affiliated stockholders pursuant to which it agreed to repurchase an aggregate of 5,437,500 shares of common stock for a purchase price of $5,655 pursuant to the settlement of a legal claim Harbor had against the stockholders. As part of the transaction, Harbor also granted to the stockholders three options to sell additional shares of Harbor’s common stock owned by the stockholders at fixed prices. As of September 30, 2022, each of these options had expired without exercise.
As of September 30, 2022, total cash of $45 is held for the repurchase of shares under Harbor’s stock repurchase program. This amount is included in restricted cash.
For additional information, refer to Part II, Item 2, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
” within this Quarterly Report.

2
2

14. Subsequent Events
The Company evaluated its consolidated financial statements included in this Quarterly Report for subsequent events through November     , 2022, the date the consolidated financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

•	On November 4, 2022, United prepaid to Air Wisconsin $50,126 in satisfaction of all of the outstanding, undisputed notes receivable. For additional information, refer to Note 1, Contract Revenues.

2
3

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

For the three and nine months ended September 30, 2022, Air Wisconsin operated a fleet of 64 CRJ-200 regional jets under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”), with a presence at both Chicago O’Hare and Washington-Dulles international airports, two of United’s key domestic hubs. All of Air Wisconsin’s flights are currently operated as United Express pursuant to the terms of the United capacity purchase agreement. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. More than 99% of our operating revenues for the three and nine months ended September 30, 2022 was derived from operations associated with the United capacity purchase agreement.

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

In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, provided relief on certain scheduling requirements and settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the United capacity purchase agreement. In April 2021, Air Wisconsin and United entered into a second amendment to the agreement, which addressed the scheduling of block hours after a certain date. In April, June and September 2022, Air Wisconsin and United entered into a third, fourth and fifth amendment, respectively, to the United capacity purchase agreement, which addressed the date by which United was required to provide a wind-down schedule for the period following the expiration of the term of the agreement.

The United capacity purchase agreement is scheduled to terminate in February 2023 unless sooner terminated in accordance with its terms, in each case subject to a wind-down period following termination during which aircraft would be removed from service under the agreement in accordance with a schedule. Air Wisconsin and United entered into negotiations to either extend the United capacity purchase agreement or enter into a replacement capacity purchase agreement with United. To protect itself against the possibility that United would not agree to an extension or a new agreement on commercially reasonable terms, Air Wisconsin began negotiating the terms of a capacity purchase agreement with American Airlines, Inc. (“American”). In August 2022, Air Wisconsin entered into a new five-year capacity purchase agreement with American, pursuant to which Air Wisconsin has agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American (the “American capacity purchase agreement”). Air Wisconsin expects to commence flying operations for American in March 2023. American will become Air

Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations, which is expected to occur throughout 2023. For additional information, refer to Part II, Item 5, “American Capacity Purchase Agreement” within this Quarterly Report.

A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of September 30, 2022, the aggregate amount in dispute was approximately $33,042. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the disputed amounts claimed by Air Wisconsin. As Air Wisconsin and United are in the early stages of arbitration, Air Wisconsin cannot, with any degree of certainty, estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position and is entitled to the disputed amounts under the terms of the United capacity purchase agreement. As a result, the Company has recognized all disputed amounts through September 30, 2022. The existence of the dispute could significantly delay the transition of aircraft from the provision of services to United to the provision of services to American.

For additional information regarding the risks associated with the dispute with United and the transition from the United capacity purchase agreement to the American capacity purchase agreement, refer to the section entitled “Risk Factors” within this Quarterly Report.

Labor Shortages

Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As a result of the reduced flying caused by the COVID-19 pandemic, the shortage was temporarily abated. However, as flight demand has increased, labor shortages within the airline industry have become acute, particularly for regional airlines such as Air Wisconsin. The shortage is particularly critical at the captain level, since it can take as long as two years to replace a captain, taking into account training time and experience required at the first officer level before a pilot can be elevated to the rank of captain.

Pilot shortages within the airline industry are the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. In the past several months, these and other factors have caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to consistently achieve block hours in line with pre-pandemic levels. To address the diminished supply of qualified pilot candidates, regional airlines, including Air Wisconsin, have implemented significant pilot wage and bonus increases, which has substantially increased our labor costs and may continue to negatively impact our results of operations and financial condition. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to reduced flight schedules, which would further impact our financial condition.

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

The PSP Agreements contain various covenants, some of which have expired. The surviving covenants require that (i) the payroll support proceeds must have been used exclusively for the payment of wages, salaries and benefits, and (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps. If Air Wisconsin failed to comply with any of its expired obligations or failed or fails to comply with any of its continuing obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. No such audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the date of this filing.

Employee Retention Credit

Air Wisconsin expects to receive an employee retention credit in the aggregate amount of approximately $1.1 million pursuant to the CARES Act for payroll expenses incurred during the second, third, and fourth quarters of 2020. The amended returns necessary to receive this credit have been filed, but as of the date of this filing, Air Wisconsin has received a credit of $197 for only one of the three eligible quarters.

Economic Conditions, Challenges and Risks Impacting Financial Results

For a discussion of the general and specific factors and trends affecting our business and results of operations, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our 2021 Annual Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and the Three Months Ended September 30, 2021

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended September 30,
	2022		2021		Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	305,363		438,990		(133,627)	(30.4%)
Actual Block Hours	25,676		37,995		(12,319)	(32.4%)
Actual Departures	16,771		26,137		(9,366)	(35.8%)
Revenue Passenger Miles (“RPMs”) (in thousands)	263,899		364,533		(100,634)	(27.6%)
Average Stage Length (in miles)	372		341		31	9.1%
Contract Revenue Per Available Seat Mile (in cents)	22.40	¢	16.37	¢	6.03 ¢	36.8%
Passengers	699,678		1,047,201		(347,523)	(33.2%)

The decrease in ASMs, block hours, departures, RPMs and passengers during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to the industry-wide pilot shortage which resulted in a significantly lower number of flights.

Operating Revenues

The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change
Operating Revenues ($ in thousands):
Contract Revenues	$68,389	$71,866	$(3,477)	(4.8%)
Contract Services and Other	21	21	—	—

Total Operating Revenues	$68,410	$71,887	$(3,477)	(4.8%)

Total operating revenues decreased $3.5 million, or 4.8%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in flying due to the industry-wide pilot shortage. As a result of the reduced flight activity as illustrated in the table above for operating data, variable revenue decreased by $10.3 million, or 31.5%, which was offset by increases in revenue from incentives of $2.5 million and an increase in the stand ready performance obligation of $4.4 million due to a reduction in our flying schedule. Refer to Note 1, Summary of Significant Accounting Policies for additional information regarding the stand ready performance obligation.

Operating Expenses

The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$26,801	$29,056	$(2,255)	(7.8%)
Aircraft Fuel and Oil	49	51	(2)	(3.9%)
Aircraft Maintenance, Materials and Repairs	17,494	13,877	3,617	26.1%
Other Rents	1,617	1,572	45	2.9%
Depreciation, Amortization and Obsolescence	6,639	6,570	69	1.1%
Payroll Support Program	—	(16,146)	16,146	(100%)
Purchased Services and Other	3,310	3,684	(374)	(10.2%)

Total Operating Expenses	$55,910	$38,664	$17,246	44.6%

Payroll and Related Costs. Payroll and related costs decreased $2.3 million, or 7.8%, to $26.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily driven by a decrease in crew wages and training expenses of $1.8 million, a decrease in personnel expenses, including per diem and crew rooms, of $0.9 million, a decrease for employee benefits taxes and other wage expense of $0.5 million, and a decrease in mechanic wages of $0.3 million, offset by an increase in hiring, retention, and captain upgrade bonuses of $0.8 million, and an increase in management wages of $0.4 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the three months ended September 30, 2022 and September 30, 2021 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended September 30, 2022 and September 30, 2021.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $3.6 million, or 26.1%, to $17.5 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily as a result of an increase in airframe and engine repairs of $0.6 million and $2.0 million, respectively, and an increase in materials used of $0.7 million. These increases were largely driven by higher maintenance rates and a greater reliance on third-party maintenance providers due to the ongoing labor shortage. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Reclassification.

Other Rents. Other rents expense was relatively unchanged for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense was relatively unchanged for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Payroll Support Program. The contra-expense for the Payroll Support Program decreased $16.1 million, or 100%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. There was no contra-expense recorded in the three months ended September 30, 2022 due to the cessation of the Payroll Support Program in 2021.

Purchased Services and Other. Purchased services and other expense decreased $0.4 million, or 10.2%, to $3.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease in insurance expense and in corporate and fiscal expense. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Reclassification.

Other (Expense) Income

Interest Income. Interest income increased $0.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to an increase in interest earned on the notes receivable due from United.

Interest Expense. Interest expense decreased $0.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to debt payments made in 2021. For additional information, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2021 Annual Report.

Loss on Marketable Securities. Loss on marketable securities increased $3.7 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to a decrease in the market value of marketable securities.

Gain on Extinguishment of Debt. Gains on extinguishment of debt decreased $10.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease is due to the forgiveness of the SBA Loan in August 2021 related to Air Wisconsin’s receipt of governmental assistance related to the COVID-19 pandemic.

Other, Net. Other income increased $0.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to an increase in dividend income from investments in marketable securities.

Net Income

Net income for the three months ended September 30, 2022 was $8.0 million, or $0.17 per basic share and $0.13 per diluted share, compared to net income of $36.3 million, or $0.67 per basic share and $0.51 per diluted share, for the three months ended September 30, 2021. For additional information, refer to Note 10, Earnings Per Share and Equity.

The decrease in net income for the three months ended September 30, 2022, when compared to the three months ended September 30, 2021, primarily resulted from an increase in overall operating expenses and specifically no contra-expense related to the Payroll Support Program, under which we ceased receiving support in 2021. The decrease in net income can also be attributed to a decrease in operating revenues, a decrease in gain on extinguishment of debt, and increased losses on investments in marketable securities.

Income Taxes

In the three months ended September 30, 2022, our effective tax rate was 23.8%, compared to 18.1% for the three months ended September 30, 2021. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, permanent differences between financial statement income and taxable income, as well as any valuation allowance required on our deferred tax assets.

We recorded an income tax expense of $2.5 million and $8.0 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

The income tax expense for the three months ended September 30, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.

The income tax expense for the three months ended September 30, 2021 resulted in an effective tax rate of 18.1%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax exempt status of the SBA Loan forgiveness, the impact of state income taxes, and permanent differences between financial statement and taxable income.

For additional information, refer to Note 5, Income Taxes, in our audited consolidated financial statements included within our 2021 Annual Report.

Comparison of the Nine Months Ended September 30, 2022 and the Nine Months Ended September 30, 2021

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Nine Months Ended September 30,
	2022		2021		Change
Operating Data:
Available Seat Miles (in thousands)	964,499		918,676		45,823		5.0%
Actual Block Hours	82,470		81,989		481		0.6%
Actual Departures	53,865		57,734		(3,869)		(6.7%)
Revenue Passenger Miles (in thousands)	802,218		715,066		87,152		12.2%
Average Stage Length (in miles)	366		322		44		13.7%
Contract Revenue Per Available Seat Mile (in cents)	22.11	¢	18.99	¢	3.12	¢	16.4%
Passengers	2,172,492		2,147,805		24,687		1.1%

The increase in ASMs, block hours, RPMs and passengers during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to an increase in stage length and flying under the United capacity purchase agreement during the first two quarters of 2022 as a result of increased demand for air travel related to the recovery from the COVID-19 pandemic, which was partially offset by a decrease in flying activity in the three months ended September 30, 2022 due to the industry-wide pilot shortage.

Operating Revenues

The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
Operating Revenues ($ in thousands):
Contract Revenues	$213,280	$174,467	$38,813	22.2%
Contract Services and Other	35	54	(19)	(35.2%)

Total Operating Revenues	$213,315	$174,521	$38,794	22.2%

Total operating revenues increased by $38.8 million, or 22.2%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the recognition of fixed revenues that were previously deferred as a result of changes in estimated departures over the remaining wind-down period. Such changes are due to a significant decrease in expected flight activity due to the on-going pilot shortage, particularly at the captain level.

Operating Expenses

The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$81,096	$76,819	$4,277	5.6%
Aircraft Fuel and Oil	134	108	26	24.1%
Aircraft Maintenance, Materials, and Repairs	48,331	37,489	10,842	28.9%
Aircraft Rent	—	67	(67)	(100%)
Other Rents	4,887	3,757	1,130	30.1%
Depreciation, Amortization, and Obsolescence	19,957	19,569	388	2.0%
Payroll Support Program	—	(66,316)	66,316	(100%)
Purchased Services and Other	10,589	9,944	645	6.5%

Total Operating Expenses	$164,994	$81,437	$83,557	102.6%

Payroll and Related Costs. Payroll and related costs increased $4.3 million, or 5.6%, to $81.1 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase in hiring, retention, and captain bonuses and training expenses of $2.7 million, an increase in payroll taxes and benefits of $1.7 million, an increase in personnel expenses, including per diems and crew rooms, of $0.4 million, and an increase in management wages of $0.3 million, offset by a decrease in crew wages of $0.8 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the nine months ended September 30, 2022 and September 30, 2021 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the nine months ended September 30, 2022 and September 30, 2021.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $10.8 million, or 28.9%, to $48.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily as a result of an increase in airframe repairs of $5.0 million, materials used of $2.4 million, and engine repairs of $1.7 million. These increases were largely driven by higher maintenance rates and a greater reliance on third-party maintenance providers due to the ongoing labor shortage. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Reclassification.

Aircraft Rent. There was no rent expense for the nine months ended September 30, 2022, compared to $0.1 million for the nine months ended September 30, 2021.

Other Rents. Other rents expense increased $1.1 million, or 30.1%, to $4.9 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $1.0 million in flight training simulator rental expense.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $0.4 million, or 2.0%, to $20.0 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to the increase in obsolescence expense for spare parts.

Payroll Support Program. The contra-expense for the Payroll Support Program decreased $66.3 million, or 100%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. There was no contra-expense recorded in the nine months ended September 30, 2022 due to the cessation of the Payroll Support Program in 2021.

Purchased Services and Other. Purchased services and other expense increased $0.6 million, or 6.5%, to $10.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in professional and technical services of $0.6 million, and an increase in technology fees of $0.3 million, partially offset by a decrease in legal fees of $0.3 million, and a decrease in property taxes of $0.1 million. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Reclassification.

Other (Expense) Income

Interest Income. Interest income increased by $0.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to an increase in interest earned on the notes receivable due from United.

Interest Expense. Interest expense decreased $0.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the prepayment of debt in June 2021. For additional information, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2021 Annual Report and Note 6, Debt, in our audited consolidated financial statements included within our 2021 Annual Report.

Loss on Marketable Securities. Loss on marketable securities increased $9.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to a decrease in the market value of marketable securities.

Gain on Extinguishment of Debt. Gains on extinguishment of debt decreased $10.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease is primarily due to the forgiveness of the SBA Loan in the amount of $10.1 million in August 2021 related to Air Wisconsin’s receipt of governmental assistance related to the COVID-19 pandemic and certain prepayments of debt in June 2021 resulting in a gain on extinguishment of debt of $0.2 million.

Other, Net. Other income increased by $1.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to an increase in dividend income from investments in marketable securities.

Net Income

Net income for the nine months ended September 30, 2022 was $32.4 million, or $0.68 per basic share and $0.50 per diluted share, compared to net income of $82.0 million, or $1.49 per basic and $1.14 per diluted share for the nine months ended September 30, 2021. For additional information, refer to Note 10, Earnings Per Share and Equity.

The decrease in net income for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, primarily resulted from a significant increase in overall operating expenses and specifically no contra-expense related to the Payroll Support Program, under which we ceased receiving support in 2021. Further, our operating expenses, including payroll and related costs, as well as aircraft maintenance and repair costs have also increased. The overall increase in operating expenses was partially offset by an increased recognition of deferred fixed revenues. Non-operating income decreased due to gains on extinguishment of debt that were recorded in the nine months ended September 30, 2021.

Income Taxes

In the nine months ended September 30, 2022, our effective tax rate was 23.8%, compared to 21.6% for the nine months ended September 30, 2021. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, permanent differences between financial statement income and taxable income, as well as any valuation allowance required on our deferred tax assets.

We recorded an income tax expense of $10.1 million and $22.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The income tax expense for the nine months ended September 30, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.

The income tax expense for the nine months ended September 30, 2021 resulted in an effective tax rate of 21.6%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax exempt status of the SBA Loan forgiveness, the impact of state taxes, and permanent differences between financial statement income and taxable income.

For additional information, refer to Note 5, Income Taxes, in our audited consolidated financial statements included within our 2021 Annual Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, and Air Wisconsin’s cash flows from operations. As of September 30, 2022, our cash and cash equivalents balance was $19.4 million and we held $130.5 million of marketable securities. For the nine months ended September 30, 2022, cash provided by operations was $0.2 million. On November 4, 2022 United prepaid to Air Wisconsin $50,126 to satisfy all of the outstanding, undisputed notes receivable, including all accrued interest, issued pursuant to the first amendment to the United capacity purchase agreement. In the near term, we expect to fund our liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances. For additional information, refer to Note 1, Contract Revenue.

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, and maintenance costs, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the nine months ended September 30, 2022, we had $3.0 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends, in part, on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of September 30, 2022, Air Wisconsin had $9.2 million of short-term debt, and $56.1 million of long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2021 Annual Report.

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

Restricted Cash

As of September 30, 2022, in addition to cash and cash equivalents of $19.0 million, the Company had $0.4 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.

Cash Flows

The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$166	$82,829	$(82,663)	(99.8%)
Net cash used in investing activities	(4,874)	(127,983)	123,109	96.2%
Net cash used in financing activities	(14,480)	(41,248)	26,768	64.9%

Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2022, our cash flows provided by operating activities were $0.2 million. We had net income of $32.4 million. Net income is further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $18.7 million, loss on marketable securities of $9.8 million, income taxes payable of $4.6 million, and prepaid and other expenses of $3.7 million, offset by decreases in cash primarily related to deferred revenues of $13.5 million, notes receivable of $12.8 million, accounts receivable of $25.9 million, long-term deferred revenue of $9.0 million, accounts payable of $3.5 million, and contract liabilities of $2.5 million.

During the nine months ended September 30, 2021, our net cash flows provided by operating activities were $82.8 million. We had net income of $82.0 million, which was primarily due to increased revenues as a result of the increase in demand for air travel, and lower overall expenses. Net cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $18.5 million, contract liabilities of $20.8 million, and accounts payable of $5.1 million, partially offset by decreases in cash primarily related to the gain on extinguishment of debt of $10.4 million, long-term deferred revenues of $11.9 million, notes receivable of $13.7 million, accounts receivable of $2.4 million, accrued payroll and benefits of $1.0 million and prepaid and other expenses of $4.9 million.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2022, our cash flows used in investing activities were $4.9 million resulting primarily from $3.0 million for additions to property and equipment and $1.9 million for investments in marketable securities.

During the nine months ended September 30, 2021, our cash flows used in investing activities were $128.0 million resulting primarily from investments in marketable securities.

Cash Flows Used in Financing Activities

During the nine months ended September 30, 2022, our cash flows used in financing activities were $14.5 million, reflecting $2.2 million in repayments of long-term debt, $0.6 million of dividends paid on preferred stock, $1.0 million for the cancellation of a stock option, and $10.7 million to repurchase shares of our common stock.

During the nine months ended September 30, 2021, our cash flows used in financing activities were $41.2 million, reflecting $39.5 million in repayments of long-term debt, $0.6 million of dividends paid on preferred stock, and $1.2 million to repurchase shares of our common stock.

Commitments and Contractual Obligations

For additional information regarding our commitments and contractual obligations, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” within our 2021 Annual Report.

The following table sets forth our cash obligations for the periods presented ($ in thousands)

	Total	October through December 2022	2023	2024	2025	2026	Thereafter
Aircraft Notes Principal	$59,100	$3,500	$7,000	$7,000	$41,600	$—	$—
Aircraft Notes Interest	6,213	591	2,154	1,874	1,594	—	—
Operating Lease Obligations	14,026	1,452	5,841	3,365	2,664	177	527

Total	$79,339	$5,543	$14,995	$12,239	$45,858	$177	$527

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments are due prior to December 31, 2022. As of September 30, 2022, all of Air Wisconsin’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and Other Loans, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our 2021 Annual Report.

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

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount (as defined below) of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of September 30, 2022, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock, and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. For additional information related to the Series C Preferred, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Series C Convertible Redeemable Preferred Stock” within our 2021 Annual Report.

On September 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on September 30, 2022.

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

Debt and Credit Facilities

For additional information regarding our debt and credit facilities, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2021 Annual Report.

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

Payroll Support Program

In April 2020, Air Wisconsin entered into the PSP-1 Agreement with the Treasury for payroll support under the CARES Act and received approximately $42.2 million, all of which was received in the year ended December 31, 2020. In March 2021, Air Wisconsin entered into the PSP-2 Agreement with the Treasury for payroll support under the PSP Extension Law and received approximately $33.0 million, all of which was received in the nine months ended September 30, 2021. In June 2021 the Treasury entered into the PSP-3 Agreement with Air Wisconsin for payroll support under the American Rescue Plan, and Air Wisconsin received approximately $33.3 million.

The PSP Agreements contain various covenants, some of which have expired. The surviving covenants require that (i) the payroll support proceeds must have been used exclusively for the payment of wages, salaries and benefits, and (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps. If Air Wisconsin failed to comply with any of its expired obligations or failed or fails to comply with any of its continuing obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. No such audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the date of this filing. For additional information, refer to Note 8, Commitments and Contingencies.

Maintenance Commitments

For additional information regarding our maintenance commitments, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments” within our 2021 Annual Report.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involve the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. For additional information regarding our critical accounting policies, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” within our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information regarding market risk provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” within our 2021 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2022, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer, principal financial officer and principal accounting officer, concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information related to legal proceedings, refer to Note 8, Commitments and Contingencies.

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

Risks Related to Our Business

If the transition from the United capacity purchase agreement to the American capacity purchase agreement is delayed or more difficult than expected, our business would be significantly negatively impacted.

A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. The timing of the withdrawal of aircraft from the United capacity purchase agreement is affected by the dispute. The existence of the dispute could significantly complicate the transition of aircraft from the provision of services to United to the provision of services to American.

The American capacity purchase agreement provides that a certain number of aircraft each month, commencing in March 2023, will begin flying scheduled flights for American. Before an aircraft can operate flights for American, that aircraft must first be removed from the provisions of the United capacity purchase agreement pursuant to a wind-down schedule and modified to meet American’s requirements. During the period from the withdrawal of an aircraft from the provisions of the United capacity purchase agreement until it becomes covered by the provisions of the American capacity purchase agreement, that aircraft will not generate revenues from either United or American. The period of time that an aircraft will not be covered by either capacity purchase agreement depends on a wind-down schedule that has not been finally determined. The transition of aircraft from the United capacity purchase agreement to the American capacity purchase agreement is subject to many factors, including the cooperation of United, some of which are not within Air Wisconsin’s control. There can be no assurance that this transition will proceed smoothly, and unexpected delays in the transition could have a material adverse effect on our business, financial condition and results of operations.

Our current business is highly dependent on the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. Once all of Air Wisconsin’s aircraft have been withdrawn from the United capacity purchase agreement, our business will be highly dependent on the American capacity purchase agreement because American will be Air Wisconsin’s sole airline partner.

We currently derive nearly all of our operating revenues from the United capacity purchase agreement because United is currently Air Wisconsin’s sole airline partner. United accounts for approximately 99.9% of our operating revenues. Upon the transition of Air Wisconsin’s aircraft to American, we will derive nearly all of our operating revenues from the American capacity purchase agreement because American will be Air Wisconsin’s sole airline partner and will account for nearly all of our operating revenues.

Pursuant to the American capacity purchase agreement, American is permitted to terminate the agreement prior to the expiration of its term in certain circumstances, including upon Air Wisconsin’s material breach of the agreement, Air Wisconsin’s inability to operate a certain number of aircraft, Air Wisconsin’s failure to meet certain operating benchmarks for specified periods and certain changes of control of Air Wisconsin. In addition, American and Air Wisconsin will each have the right to terminate the agreement for any reason after a certain date prior to the specified termination date. If American terminates the American capacity purchase agreement, our business, financial condition, results of operations and liquidity could be significantly negatively impacted, unless Air Wisconsin is able to enter into satisfactory substitute arrangements for the utilization of its aircraft.

Any events that negatively impact the financial or operating performance of either United, prior to the withdrawal of all of Air Wisconsin’s aircraft from the United capacity purchase agreement, or American could have a material adverse effect on our business, financial condition and results of operations. Either United or American may be materially and adversely impacted, directly or indirectly, by new variants of COVID 19 or a long-term COVID 19 endemic, by worldwide political or economic changes or instability, including those associated with the outbreak of war or hostilities, government sanctions, travel restrictions, rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates and inflation. If United, prior to the withdrawal of all of Air Wisconsin’s aircraft from the United capacity purchase agreement, or American were to experience significant financial difficulties as a result of these or other reasons, it could negatively impact United’s or American’s ability to meet its financial obligations under the applicable capacity purchase agreement or alter its business strategy as it applies to regional airlines. Further, if American were to become bankrupt, the American capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the significant decline in passenger demand and drastically reduced flight departures during the early stage of the COVID-19 pandemic, there was no shortage of qualified pilots in the airline industry. During the first two years of the COVID-19 pandemic, for many reasons, such as reduced flying opportunities, travel restrictions and COVID-19 vaccine mandates, many pilots decided to retire or seek employment in other industries. However, as passenger demand for air travel has increased, Air Wisconsin has experienced challenges hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from voluntary retirement decisions. Air Wisconsin has also experienced challenges with pilot attrition to other airlines. Air Wisconsin has historically expended significant resources to recruit and train pilots, including as a result of recent significant upward pressure on pilot compensation at certain regional airlines and limited availability of flight simulators and instructors. Air Wisconsin recently increased its pilot compensation and may continue to experience additional cost increases in the future. Since neither United nor American is required to increase the amounts it pays to Air Wisconsin as Air Wisconsin increases the amount of pilot compensation, these increases could have an adverse impact on our financial condition and operating results.

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

If future pilot or mechanic attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots and mechanics, Air Wisconsin may need to continue to increase its labor costs to attract and retain sufficient qualified pilots and mechanics or it may be unable to fly the number of flights scheduled under the United and American capacity purchase agreements, which may result in penalties under the agreements that would negatively impact Air Wisconsin’s operations and our financial condition.

Disagreements regarding the interpretation of the United capacity purchase agreement could have an adverse effect on our operating results and financial condition.

Contractual agreements, such as the United capacity purchase agreement, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of September 30, 2022, the aggregate amount in dispute was approximately $33 million. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the disputed amounts as claimed by Air Wisconsin. The arbitration could result in substantial costs and a diversion of management’s attention and resources, and there is always a chance of an unfavorable determination by the arbitrators, which could harm our business, financial condition and results of operations.

If United or American provides Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the applicable capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.

Under the terms of the United and American capacity purchase agreements, United and American have the ability to schedule Air Wisconsin’s flights in any manner that serves their purposes, subject to certain reasonable operating constraints which do not prevent them from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time, United has scheduled Air Wisconsin’s flights in a manner that created operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, which caused crew staffing issues and resulted in limited crew availability to fly other scheduled Air Wisconsin flights, or by providing Air Wisconsin with flight schedules that were inconsistent with Air Wisconsin’s existing operational footprint. It is possible that American will also schedule flights in a manner that Air Wisconsin deems inefficient. These actions have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Certain factors have led United in the past, and may lead United or American in the future, to modify the anticipated utilization of Air Wisconsin’s aircraft, some of which are beyond Air Wisconsin’s control. Any factors that continue to cause United or American to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. The actual number of flights United or American schedules under the applicable capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated or which United or American initially communicated for the period.

Air Wisconsin’s current and future growth opportunities may be limited by the American capacity purchase agreement or a number of factors impacting the airline industry.

Growth opportunities within American’s current flight network may be limited by various factors, including “scope” clauses in its collective bargaining agreements with its pilots that restrict the number and size of regional aircraft that may be operated in its flight systems that are not flown by its pilots. These clauses could limit Air Wisconsin’s ability to operate larger aircraft for American, which would limit Air Wisconsin’s expansion opportunities. American is under no obligation to provide Air Wisconsin with an opportunity to fly additional aircraft within its system or to otherwise expand its relationship with Air Wisconsin.

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

The amounts Air Wisconsin receives under the United and American capacity purchase agreements may be less than the corresponding costs Air Wisconsin incurs.

Under the United and American capacity purchase agreements, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include, among other things, salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid under the applicable agreement, our financial position and operating results will be negatively affected. For example, Air Wisconsin has experienced, and may continue to experience, upward pressure on pilot and mechanic compensation as it seeks to attract and retain qualified staff, which increases are not adjusted for by either the United capacity purchase agreement or the American capacity purchase agreement and, therefore, negatively impact our operating results.

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

The average age of Air Wisconsin’s CRJ-200 regional jets as of September 30, 2022 was approximately 20.1 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United or American capacity purchase agreements. In addition, as noted above, there is an industry-wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues resulting from out-of-service periods could have a further adverse effect on our financial condition and operating results.

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

The airline business is capital intensive. As of September 30, 2022, Air Wisconsin had approximately $65.3 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. Since the acquisition of such aircraft, Air Wisconsin has financed its operations primarily from cash flow. However, to the extent Air Wisconsin finances its activities or its pursuit of new opportunities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay any additional debt service obligations, in addition to the high level of fixed costs associated with operating a regional airline, will depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.

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

The performance and reliability of Air Wisconsin’s technology, the technology of United and American, and the technology of our third-party service providers, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology, or that of United, American or our third-party service providers, could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs and penalties. Air Wisconsin’s technological systems, software and related data, those of United and American, and those supplied by our third-party service providers, may be vulnerable to a variety of sources of interruption or exploitation due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

In addition, as a part of Air Wisconsin’s ordinary business operations, it collects and stores, and will collect and store, sensitive data, including personal information of its employees and information of United and American. Air Wisconsin’s information systems are subject to an increasing threat of evolving cybersecurity attacks. Unauthorized parties may attempt to gain access to Air Wisconsin’s systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Air Wisconsin may not be able to prevent all data security breaches or misuse of data. The compromise of Air Wisconsin’s technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees’, passengers’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and disruption to its operations, any or all of which could adversely affect our business and financial condition.

Risks Related to Our Industry

The airline industry is often negatively impacted by numerous factors that could have a material adverse effect on our business, results of operations and financial condition.

The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, natural disasters, facility disruptions, acts of war or terrorism, cancellations, increased security measures, and the outbreak of disease. Factors that cause flight delays frustrate passengers, increase operating costs and decrease revenues, which in turn adversely affect profitability. Because Air Wisconsin’s revenues (other than the portion of its revenues based on the number of aircraft covered under the applicable capacity purchase agreement) depend primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays, any of these factors could have a material adverse effect on our business, results of operations and financial condition.

In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including, among others:

•	the acute on-going shortage of qualified pilots and mechanics, and costs of increased pilot compensation and the continuing pressure to significantly increase wages;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;

•	changes in demand for airline travel or tourism, consumer preferences, or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation, or other factors;

•	labor disputes, strikes, work stoppages, or similar matters impacting employees; and

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

The COVID-19 pandemic, and the outbreak of any other disease or similar public health threat that we may face in the future, could result in additional adverse effects on the business, operating results, financial condition and liquidity of Air Wisconsin, United and American.

United, Air Wisconsin’s current sole airline partner, began experiencing a significant decline in domestic and international demand related to the COVID-19 pandemic during the first quarter of 2020. United has recently stated that its capacity for the fourth quarter of 2022 is estimated to be down approximately 10% compared to the same period in 2019 and it continues to be subject to industry-wide constraints that restrict the rate of growth. In addition, a further outbreak of COVID-19 or an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, and those of United and American.

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

Although the United and American capacity purchase agreements provide that United or American, as the case may be, sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement, aircraft fuel is critical to Air Wisconsin’s operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are also impacted by factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, have and may continue to drive rapid changes in fuel prices in short periods of time. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may eventually impact the amount of flying that United or American schedules Air Wisconsin to perform. Any such schedule reductions may impact Air Wisconsin’s operating results. In addition, since single class 50-seat aircraft, such as those in Air Wisconsin’s fleet, are less fuel efficient than certain larger aircraft, increased fuel costs affects Air Wisconsin’s competitiveness in the industry.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.

The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry, such as the American Airlines and Jet Blue Airways alliance or the recently announced acquisition of Spirit Airlines by Jet Blue Airways, if it receives necessary governmental approvals, could further limit the number of potential airline partners with whom Air Wisconsin could enter into commercial agreements. In addition, any further consolidation activity involving American, reduction in the size of its network or decision to reduce single class 50-seat aircraft such as the CRJ-200 regional jet could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to continue to provide service to American. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities.

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

Given that Air Wisconsin currently operates a single aircraft type, any accident or incident involving the CRJ-200 regional jet aircraft type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations, its relationship with United or American, and our financial results. In addition, certain groundings of Air Wisconsin’s aircraft would provide American the right to terminate the American capacity purchase agreement.

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

The trading price of the Company’s common stock has been volatile. We believe the Company’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•	the outcome of the current arbitration of the dispute between United and Air Wisconsin;

•	the potential volatility of the transition of Air Wisconsin’s aircraft from the United capacity purchase agreement to the American capacity purchase agreement;

•	market perceptions and speculation as to differences between the United capacity purchase agreement and the American capacity purchase agreement;

•	the industry-wide pilot and mechanic shortages;

•	future announcements regarding fleet strategy changes by major air carriers, including regarding any decision to reduce or eliminate single class 50-seat aircraft;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

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

•	factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;

•	announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors;

•	bankruptcies or other financial issues impacting Air Wisconsin’s business partners or competitors;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	purchases or sales of shares of the Company’s common stock pursuant to the Company’s publicly announced stock repurchase program or otherwise;

•	the illiquidity of the Company’s common stock;

•	speculative trading practices of the Company’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the impact of the application of accounting guidance; and

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions.

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

As of September 30, 2022, the Company had 45,652,266 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of the Company’s common stock, representing approximately 32.2% of the fully diluted shares of capital stock of the Company, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 26.6% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock).

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

The Company has incurred, and expects to continue to incur, significant direct and indirect costs, and diversion of management time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the consolidated financial statements contained within its Annual Reports in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”).

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

Provisions in the Company’s governing documents and the American capacity purchase agreement might deter acquisition bids, which could adversely affect the value of the Company’s common stock.

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

In addition, the American capacity purchase agreement provides that certain changes of control of Air Wisconsin give American the right to terminate the agreement.

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

The Company has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. The United capacity purchase agreement and Air Wisconsin’s credit agreements contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to the Company. Any future determination by the Company to pay dividends will be at the discretion of the board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements (or similar agreements), business prospects and such other factors as the board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in the Company’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Quarterly Report, the trading price may not appreciate and may decline significantly.

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

We are subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that we file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to SOX, we are required to assess the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs and increased demands on our management team. Significant additional resources and management oversight may be required to maintain and, as required, enhance our disclosure controls and procedures and internal control over financial reporting, which could have an adverse impact on our business and operating results.

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

The board of directors has adopted a stock repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time. Since the inception of the program in March 2021 through September 30, 2022, the Company has purchased approximately 9.2 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and the Company has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time. Repurchases of the Company’s common stock could increase the volatility of the trading price and reduce the trading volume, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of the Company’s common stock may decline below the levels at which we repurchased shares. Although the repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so.

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

No “affiliated purchaser” of the Company acquired any shares of the Company’s equity securities during the three months ended September 30, 2022.

Below is a summary of the Company’s stock repurchase activity during the three months ended September 30, 2022:

	Total number of shares purchased(1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
July 1 – July 31, 2022	200,415	$2.12	$424,288	$2,059,355
August 1 – August 31, 2022	129,630	$2.23	$288,560	$2,770,795
September 1 – September 30, 2022	34,129	$2.52	$85,948	$3,684,847
Total	364,174	$2.19	$798,796	$3,684,847

(1)

All of the reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

American Capacity Purchase Agreement

In August 2022, Air Wisconsin entered into a new five year capacity purchase agreement with American Airlines, Inc. (“American”), pursuant to which Air Wisconsin has agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American (the “American capacity purchase agreement”). Initially, Air Wisconsin will provide regional airline services for American primarily based at Chicago O’Hare, one of American’s key domestic hubs, with possible future expansion to other hubs. Air Wisconsin’s flights will be operated as American Eagle.

American will pay Air Wisconsin a fixed daily amount for each aircraft covered under the American capacity purchase agreement (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Air Wisconsin will also be eligible to receive incentive compensation, and will be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. Air Wisconsin is responsible for certain customary costs relating to the flight operation and maintenance of the covered aircraft along with other customary controllable expenses, including expenses associated with flight crews, line maintenance and overhead. American will reimburse Air Wisconsin for certain customary costs and expenses incurred in connection with Air Wisconsin’s flight operations, including fuel, ground handling, landing and air traffic control, changes to livery and branding, aircraft and passenger liability insurance, property taxes and systems support. American has the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also has the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. Furthermore, American will provide all ground handling services, including gate and ticket counter activities, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American has the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. Similar to the United capacity purchase agreement, the American capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.

The American capacity purchase agreement provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is under any obligation with respect to these additional aircraft.

Up to 40 CRJ-200 regional aircraft will initially be covered by the American capacity purchase agreement, subject to an implementation schedule whereby a specified number of aircraft will become available each month commencing in March 2023 and continuing through October 2023. Subject to the satisfaction of certain conditions, Air Wisconsin can accelerate the implementation schedule. Air Wisconsin may also add up to 20 CRJ-200s as covered aircraft under the agreement subject to satisfying certain minimum block hour utilization thresholds (resulting in an aggregate of up to 60 covered aircraft under the agreement). Except as otherwise permitted in the agreement, the aircraft covered by the agreement may only be used by Air Wisconsin to provide regional airline services for American and may not be used by Air Wisconsin for any other purpose, including flight operations for any other airline. In addition, Air Wisconsin is subject to certain limitations on its ability to use aircraft not covered by the agreement in certain passenger operations.

Unless earlier terminated, the American capacity purchase agreement is effective for each aircraft covered by the agreement for a period of five years from the implementation date for such aircraft. The agreement is subject to early termination and covered aircraft are subject to withdrawal under various circumstances, which include, among others, the occurrence of the following events:

•

Subject to certain terms and conditions, either party has the right to terminate the agreement (i) upon the insolvency of the other party, (ii) upon a material breach by the other party, (iii) upon a monetary breach by the other party, (iv) if, after a specified period, there are fewer than a specified number of aircraft covered by the agreement, or (v) at any time following the second anniversary of the earlier of the implementation date of the 40th aircraft covered under the agreement and December 31, 2023.

•

American has the right to terminate the agreement or withdraw certain aircraft from the agreement if (i) Air Wisconsin’s FAA or DOT certification is suspended, revoked or materially impaired, (ii) a change of control of Air Wisconsin has occurred, (iii) Air Wisconsin fails to maintain certain insurance coverage, (iv) a force majeure event occurs and is continuing, (v) a labor dispute occurs and is continuing, (vi) there is a material safety issue with Air Wisconsin’s flight operations, or (vii) Air Wisconsin operates the aircraft covered by the agreement for another air carrier.

In addition, American has the right to withdraw certain aircraft if Air Wisconsin’s controllable completion rate or controllable on time departure rate are below a specified threshold for a specified period of time.

The foregoing description of the American capacity purchase agreement does not purport to be complete and is qualified in its entirety by reference to the complete agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1*±	Capacity Purchase Agreement, dated August 19, 2022, by and between American Airlines, Inc. and Air Wisconsin Airlines LLC.					X

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

±

Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that such redacted information is (i) not material, and (ii) is the type of information the registrant treats as private or confidential. If requested by the Commission or the Staff, the registrant will promptly provide, on a supplemental basis, an unredacted copy of this exhibit and its analysis with respect to the materiality and confidentiality of the redacted information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: November 21, 2022	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: November 21, 2022	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)