Form 10-K
period 2022-12-31
HARBOR DIVERSIFIED, INC.
filed 2023-04-03
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s second fiscal quarter for the year ended December 31, 2022, the aggregate market value of the voting and non-voting
stock held by
non-affiliates
of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $55.4 million. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.
As of March 17, 2023, the registrant had 44,811,419 shares of common stock outstanding and
4,000,000
shares of Series C Convertible Redeemable Preferred Stock outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Act.
DOCUMENTS INCORPORATED BY REFERENCE
None.

HARBOR DIVERSIFIED, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:

•

the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), once all aircraft have been withdrawn from the capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”);

•

the possibility that the transition from the United capacity purchase agreement to the American capacity purchase agreement is delayed or more difficult than expected, particularly as a result of Air Wisconsin’s ongoing dispute with United with respect to certain recurring amounts owed to Air Wisconsin by United;

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

•

the outbreak, duration and spread of infectious diseases, such as the global COVID-19 pandemic, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin, United, and American in particular, and the airline industry in general; and

•

the impact of the application of accounting guidance, including the requirement to recognize a significant amount of revenue under the applicable capacity purchase agreement that had previously been deferred, on our financial condition and results of operations.

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

General

Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, for purposes of this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Annual Report”), disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations, operations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is intended to refer only to Harbor, it is referred to as “Harbor.”

Regional jets provide short and medium-haul scheduled flights that connect outlying communities with larger cities and act as “feeders” for domestic and international hubs. The lower trip costs of regional jets, along with the competitive nature of capacity purchase agreement bidding processes, provide significant value to major airlines. Regional airlines play a daily, essential role in the U.S. air travel system. According to the 2022 Regional Airline Association Annual Report, in 2021 (i) 41% of all scheduled passenger departures in the United States were operated by regional airlines, (ii) of all the U.S. airports with scheduled passenger air service, 67% were served exclusively by regional airlines and (iii) Air Wisconsin was the ninth largest regional airline in the United States, as measured by passenger enplanements, and its flights accounted for approximately 2.78% of all passengers carried on U.S. regional airlines.

During the year ended December 31, 2022, Air Wisconsin had a fleet of 63 CRJ-200 regional jets covered under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”). Pursuant to the United capacity purchase agreement, United agreed to purchase the capacity of Air Wisconsin’s regional jets covered by the agreement, which Air Wisconsin operated as United Express, with a presence at both Chicago O’Hare and Washington-Dulles international airports, two of United’s key domestic hubs. More than 99.9% of our operating revenues for the years ended December 31, 2022 and December 31, 2021 was derived from operations associated with the United capacity purchase agreement.

Subject to certain limited exceptions, Air Wisconsin is entitled to receive under the United capacity purchase agreement fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The agreement also provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The United capacity purchase agreement has the effect of protecting Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access.

In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, modified certain scheduling requirements and settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the agreement. In April 2021, Air Wisconsin entered into a second amendment to the United capacity purchase agreement, which addressed the scheduling of block hours after a certain date.

In October 2022, United delivered a wind-down schedule that provided for the withdrawal of aircraft from coverage under the United capacity purchase agreement beginning in March 2023 and continuing through November 2023.

A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the United capacity purchase agreement and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. As of December 31, 2022, the aggregate amount of such obligations was approximately $47.9 million. Air Wisconsin expects that, unless the parties reach a settlement before then, the arbitration hearing will occur in July 2023 and that the arbitrators will make their award in August 2023. In December 2022 and February 2023, Air Wisconsin sent United notices of termination of the agreement. In the arbitration, United has contested Air Wisconsin’s right to terminate the United capacity purchase agreement. In accordance with the termination provisions of the United capacity purchase agreement, and in response to Air Wisconsin’s first termination notice, United delivered a revised wind-down schedule in January 2023. Following the delivery of that revised schedule, in February 2023, the parties agreed, in a sixth amendment to the United capacity purchase agreement, to a wind-down schedule that provides for the withdrawal of aircraft from the agreement beginning in January 2023 and continuing until early June 2023, at which time all of Air Wisconsin’s remaining aircraft would be withdrawn from the agreement, and Air Wisconsin would cease flying for United.

In August 2022, Air Wisconsin entered into a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), which was subsequently amended in February 2023 and March 2023, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations, which is scheduled to occur by early June 2023.

Certain Trends and Uncertainties Affecting Our Business and Industry

Personnel Shortages

Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As a result of the reduced flying caused by the COVID-19 pandemic, these shortages were temporarily abated. However, as flight demand increased through the year ended December 31, 2022, these shortages have become acute, particularly for regional airlines such as Air Wisconsin, due to a number of factors, including retirements and employees seeking opportunities at mainline carriers and in other industries. For the year ended December 31, 2022, pilot attrition and the increasing costs associated with hiring and retaining pilots adversely affected our business and financial condition.

A significant factor exacerbating the pilot shortage for regional airlines is the demand for pilots at major airlines, which significantly reduced their pilot ranks during the COVID-19 pandemic and are now attempting to increase their capacity to meet the increasing passenger demand for air travel as the pandemic has moderated. Regional airlines such as Air Wisconsin are a primary source of pilots for the major airlines. The major airlines typically hire captains, rather than first officers, from the regional airlines. This creates an imbalance between captains and first officers. For most regional airlines today, including Air Wisconsin, the immediate shortage is not for pilots generally, but for captains. This problem is expected to take months or years to grow out of because the lack of a captain to pair with a first officer in the cockpit limits the rate at which the first officer can accumulate the 1,000 hours of flying needed to upgrade to the captain level.

The COVID-19 Pandemic

Beginning in early 2020, the COVID-19 pandemic adversely affected the commercial aviation industry generally and our business, financial condition and results of operations as a result of travel restrictions, a drop in passenger demand, and business slowdowns. Passenger demand has been increasing, but it remains below 2019 levels. In addition, several regional and larger carriers have ceased operations as a direct or indirect result of the COVID-19 pandemic. As of the date of this filing, ExpressJet Airlines, Inc., Miami Air International, Trans States Airlines, and Compass Airlines, each of which are domestic, regional, or charter airlines, have filed for Chapter 11 or Chapter 7 bankruptcy, or ceased or severely limited their operations. The impact of these and other changes to the competitive environment on our business and industry is highly uncertain. The extent to which any new outbreak of COVID-19 or other infectious diseases will impact our industry, business, financial condition, and results of operations in the future is highly uncertain, and any similar outbreaks in the future could have a material adverse effect on our business and operations.

Our Business Strategy

Provide Reliable and Efficient Regional Airline Services

Our primary business strategy currently consists of serving United, through the end of the term of the United capacity purchase agreement, and American and their customers through Air Wisconsin’s provision of regional airline services. We strive to serve as an efficient and reliable provider of flight services and to provide a high level of service to American, United and their customers in accordance with the capacity purchase agreements. We believe that as a result of factors such as increased demand for air transportation and pilot shortages there will continue to be strong demand from major airlines for regional air services, and we seek to position Air Wisconsin to take advantage of this anticipated demand.

Maintain a Profitable Business Operation

We seek to maintain a profitable business while operating pursuant to the United and the American capacity purchase agreements. To do so requires that we focus on a disciplined cost control approach through responsible outsourcing of certain operating functions and diligent control of corporate and administrative costs, implementing company-wide efforts to improve our cost position. We also seek to earn incentive payments pursuant to the American and United capacity purchase agreements and to avoid penalty payments, based upon our operational performance and the results of customer satisfaction surveys.

Provide an Attractive Career Opportunity

We strive to provide our employees competitive pay and benefit packages and to offer a positive and supportive work environment to make Air Wisconsin an attractive place to work and build a career.

Provide a Smooth Transition to Flying for Our New Partner American

We commenced flying operations for American in March 2023 and will continue transitioning aircraft from service to United to American through early June 2023, at which time American will become Air Wisconsin’s sole airline partner. Although we are currently in arbitration with United, our goal is to effect the transition in service from United to American as smoothly as possible. However, many factors affecting the transition are not in our control, so we can provide no assurance that the transition will be smooth.

Aircraft Fleet

As of December 31, 2022, Air Wisconsin owned 64 CRJ-200 regional jets, all of which were manufactured by Bombardier, Inc. (“Bombardier”). The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.

United Capacity Purchase Agreement

United and Air Wisconsin entered into the United capacity purchase agreement in February 2017 pursuant to which United agreed to purchase the capacity of the Air Wisconsin CRJ-200 regional jets covered under the agreement. Air Wisconsin commenced flying under the United capacity purchase agreement in September 2017. As of December 31, 2022, all of Air Wisconsin’s regional jets were available to support Air Wisconsin’s obligations under the United capacity purchase agreement.

United sets the flight schedules for covered aircraft, subject to certain reasonable operating constraints. United also establishes all fares, controls route selection, pricing, seat inventories, and marketing, collects all revenue, and provides airport landing slots, terminal facilities and ground handling services for any flights operated by Air Wisconsin pursuant to the agreement. Air Wisconsin provides the flight and cabin crew and is responsible for dispatch and operational control of each covered aircraft as well as any required maintenance. When providing the flight services under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks and aircraft paint scheme.

In exchange for providing the flight services under the United capacity purchase agreement, Air Wisconsin is entitled to receive a fixed payment for the covered aircraft and a fixed payment for each departure and block hour flown. Air Wisconsin can also earn incentive payments, and is subject to penalty payments, based upon its operational performance and the results of customer satisfaction surveys. In addition, the first amendment to the United capacity purchase agreement, entered into in October 2020, provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. United also reimburses Air Wisconsin for certain costs on an actual basis, including aviation insurance, aircraft property tax per aircraft and air navigation fees. Costs relating to fuel and certain landing fees owed by Air Wisconsin are directly paid to suppliers by United.

The United capacity purchase agreement prohibits Air Wisconsin from paying dividends or making other distributions of its earnings, in each case in excess of an amount that would result in Air Wisconsin’s available cash balance being less than a specified amount, other than dividends or distributions made for certain specified purposes.

As noted above, a dispute between United and Air Wisconsin exists with respect to certain amounts owed to Air Wisconsin under the United capacity purchase agreement, and United has initiated arbitration. We cannot predict the outcome of this dispute or the related arbitration. Air Wisconsin delivered a notice of termination in December 2022. A wind-down period has commenced, and Air Wisconsin anticipates that all of its aircraft will cease to be covered by the United capacity purchase agreement and it will cease all flying operations for United in early June 2023.

American Capacity Purchase Agreement

In August 2022, Air Wisconsin entered into a new five year capacity purchase agreement with American, pursuant to which Air Wisconsin has agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Initially, Air Wisconsin will provide regional airline services for American primarily based at Chicago O’Hare, one of American’s key domestic hubs, with possible future expansion to other hubs. Air Wisconsin’s flights will be operated as American Eagle. In February 2023, American and Air Wisconsin entered into a first amendment to the American capacity purchase agreement which revised compensation rates for 2023 through 2027 and obligated American to a fixed payment to assist Air Wisconsin with current pilot compensation.

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

Up to 40 CRJ-200 regional aircraft will initially be covered by the American capacity purchase agreement, subject to an implementation schedule whereby a specified number of aircraft will become available each month commencing in March 2023 and continuing through no later than October 2023. Subject to the satisfaction of certain conditions, Air Wisconsin can accelerate the implementation schedule. Air Wisconsin may also add up to 20 CRJ-200s as covered aircraft under the agreement subject to satisfying certain minimum block hour utilization thresholds (resulting in an aggregate of up to 60 covered aircraft under the agreement). Except as otherwise permitted in the agreement, the aircraft covered by the agreement may only be used by Air Wisconsin to provide regional airline services for American and may not be used by Air Wisconsin for any other purpose, including flight operations for any other airline. In addition, Air Wisconsin is subject to certain limitations on its ability to use aircraft not covered by the agreement in certain passenger operations.

Unless earlier terminated, the American capacity purchase agreement is effective for each aircraft covered by the agreement for five years from the implementation date for such aircraft. The agreement is subject to early termination and covered aircraft are subject to withdrawal under various circumstances, which include, among others, the occurrence of the following events:

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

•

American has the right to terminate the agreement or withdraw certain aircraft from the agreement if (i) Air Wisconsin’s Federal Aviation Administration (“FAA”) or United States Department of Transportation (“DOT”) certification is suspended, revoked or materially impaired, (ii) a change of control of Air Wisconsin has occurred, (iii) Air Wisconsin fails to maintain certain insurance coverage, (iv) a force majeure event occurs and is continuing, (v) a labor dispute occurs and is continuing, (vi) there is a material safety issue with Air Wisconsin’s flight operations, or (vii) Air Wisconsin operates the aircraft covered by the agreement for another air carrier.

In addition, American has the right to withdraw certain aircraft if Air Wisconsin’s controllable completion rate or controllable on time departure rate are below a specified threshold for a specified period of time.

Available Seat Miles

The following table summarizes Air Wisconsin’s available seat miles (“ASMs”) flown and contract revenues recognized under the United capacity purchase agreement for the years ended December 31, 2022 and December 31, 2021, respectively:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(dollars in thousands)
Available Seat Miles	1,253,896	1,310,157
Contract Revenues	280,737	247,519

Maintenance and Repairs

Airlines are subject to extensive regulation. Air Wisconsin has an FAA mandated and approved maintenance program. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Air Wisconsin also outsources certain aircraft, engine and other component maintenance functions. To procure these services, Air Wisconsin uses competitive bidding among qualified vendors.

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

Certain Air Wisconsin competitors are larger and have significantly greater financial and other resources than Air Wisconsin. In addition, certain of these competitors may have capacity purchase agreement terms that are more favorable than the American or United capacity purchase agreements. Moreover, economic downturns, including as a result of the COVID-19 pandemic, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers which has resulted in changes to the competitive landscape.

Aircraft Fuel

Each of the United capacity purchase agreement and the American capacity purchase agreement provides that United or American sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the applicable agreement.

Insurance

Air Wisconsin maintains insurance policies we believe are of types customary for the airline industry and as required by the DOT, lessors and other financing parties, and United and American under the terms of the applicable capacity purchase agreement. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors’ and officers’ liability; fiduciary liability; workers’ compensation and employer’s liability; and war risk (terrorism). Although we currently believe Air Wisconsin’s insurance coverage is adequate, we cannot be certain that the amount of such coverage will not change or that Air Wisconsin will not bear substantial losses from incidents or accidents.

Employees

Our continued success is partly dependent on Air Wisconsin’s ability to continue to attract and retain qualified personnel. As of December 31, 2022, Air Wisconsin employed 1,085 employees, of which 1,044 were full-time employees, 41 were part-time employees, and 813 were represented by unions.

Union Groups	Number of Union Employees	Representative	Collective Bargaining Agreement Amendable Date
Pilots	472	Air Line Pilots Association, International	November 21, 2022
Flight Attendants	189	Association of Flight Attendants	October 1, 2022
Dispatchers	28	Transport Workers Union of America	November 1, 2020
Mechanics and Aircraft Cleaners	95	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2023
Clerical, Office, Fleet and Passenger Service	29	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2022

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

Safety and Security

We are committed to the safety and security of Air Wisconsin’s passengers and employees and to complying with safety and security requirements. Air Wisconsin has taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of its operations. Some of these efforts include aircraft security and surveillance and securing of cockpit doors. Additionally, Air Wisconsin has increased its aircraft cleaning procedures both between flights and overnight. Enhanced cleaning measures are intended to ensure that frequently touched surfaces, such as armrests, tray tables and seatbelts, are routinely and comprehensively cleaned utilizing disinfectants to prevent transmission of COVID-19 and other contagions. An increased supply of sanitizing wipes and hand sanitizer onboard Air Wisconsin’s aircraft is available to aid its crewmembers in efforts to keep the aircraft clean and disinfected.

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

Foreign Ownership

Under DOT regulations and federal law, Air Wisconsin must be owned and controlled directly and indirectly by citizens of the United States. The restrictions imposed by federal law and regulations currently require that at least 75% of Air Wisconsin’s voting equity securities must be owned and controlled, directly and indirectly, by persons or entities who are citizens of the United States, as defined in the Federal Aviation Act and interpreted by the DOT, that Harbor’s Chief Executive Officer, Air Wisconsin’s President and Chief Executive Officer, and at least two-thirds of the members of Air Wisconsin’s board of managers and Harbor’s board of directors and other managing officers be citizens of the United States, and that Air Wisconsin and Harbor be under the actual control of citizens of the United States. In addition, at least 51% of Air Wisconsin’s total outstanding equity securities must be owned and controlled, directly and indirectly, by citizens of the United States and no more than 49% of its equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access on air service routes between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. No more than 25% of Air Wisconsin’s equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have not entered into an “open skies” air transport agreement with the U.S. We are currently in compliance with these ownership provisions. In addition, Harbor’s amended and restated certificate of incorporation and Harbor’s amended and restated bylaws currently prohibit the transfer of any shares of Harbor’s capital stock that would result in (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-2T(g)) of our then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of our then-outstanding capital stock. These restrictions on the transfer of Harbor’s capital stock inhibit the acquisition of control of Air Wisconsin by any foreign citizen.

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

Lotus Aviation Leasing, LLC

Lotus was established to acquire and lease flight equipment to Air Wisconsin to support its flight operations. As of December 31, 2022, Lotus owned 47 engines. Lotus has no other material assets or operations.

Air Wisconsin Funding LLC

AWF was established to provide flight equipment financing to Air Wisconsin. As of December 31, 2022, Air Wisconsin had an outstanding balance of approximately $0.1 million, under a $35.0 million credit facility with AWF. AWF has a first priority security interest in the flight equipment purchased with the loan proceeds. AWF has no other material assets or operations.

Harbor Therapeutics, Inc.

Therapeutics is a non-operating entity with no material assets.

Corporate Information

Harbor is a Delaware corporation headquartered in Appleton, WI. It was originally formed in November 1992 as Initial Acquisition Corp. In March 1997, Initial Acquisition Corp. was merged with Hollis-Eden, Inc., becoming Hollis-Eden Pharmaceuticals, Inc. In February 2010, Hollis-Eden Pharmaceuticals, Inc. was merged with its wholly owned subsidiary and renamed

Harbor BioSciences, Inc. In January 2012, Harbor acquired 80% of the issued and outstanding capital stock of AWAC from Amun LLC (“Amun”), and in January 2016 Harbor acquired the remaining 20% of the issued and outstanding capital stock of AWAC from Amun. AWAC owns all of the equity interests of Air Wisconsin. In February 2012, Harbor BioSciences, Inc. was merged with its wholly owned subsidiary and renamed Harbor Diversified, Inc.

Public Reporting Obligation

Notwithstanding that Harbor is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, Harbor does not have a class of securities registered pursuant to Section 12 of the Exchange Act. As a result, Harbor is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. If Harbor becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which could result in Harbor no longer being required to file SEC reports.

ITEM 1A.	RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in Harbor’s common stock involves substantial risk. Harbor’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of Harbor’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report.

Risks Related to Our Business

If the transition from the United capacity purchase agreement to the American capacity purchase agreement is delayed or more difficult than expected, our business could be significantly negatively impacted.

A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. In December 2022 and February 2023, Air Wisconsin sent United notices of termination of the agreement. In the arbitration, United has contested Air Wisconsin’s right to terminate the agreement. In accordance with the termination provisions of the agreement, and in response to Air Wisconsin’s first termination notice, United delivered a revised wind-down schedule in January 2023. Following the delivery of that revised schedule, in February 2023, the parties agreed, in a sixth amendment to the United capacity purchase agreement, to a wind-down schedule that provides for the withdrawal of aircraft from the agreement beginning in January 2023 and continuing until early June 2023, at which time all of Air Wisconsin’s remaining aircraft would be withdrawn from the agreement, and Air Wisconsin would cease flying for United. Notwithstanding the provision of the agreed wind-down schedule, the sixth amendment does not resolve the ongoing dispute in which United has contested Air Wisconsin’s right to terminate the United capacity purchase agreement, which remains subject to the arbitration. The existence of the dispute could significantly complicate the transition of aircraft from the provision of services to United to the provision of services to American, which could have a material adverse effect on our business, financial condition and results of operations. An adverse determination in the arbitration could have a material adverse effect on our business, financial condition and results of operations.

The American capacity purchase agreement provides that a certain number of aircraft each month, commencing in March 2023, will begin flying scheduled flights for American. Before an aircraft can operate flights for American, that aircraft must first be removed from the provisions of the United capacity purchase agreement pursuant to the wind-down schedule and modified to meet American’s requirements. During the period from the withdrawal of an aircraft from the provisions of the United capacity purchase agreement until it becomes covered by the provisions of the American capacity purchase agreement, that aircraft will not generate revenues from either United or American. The transition of aircraft from the United capacity purchase agreement to the American capacity purchase agreement is subject to many factors, including the cooperation of United and the availability of vendors to paint the aircraft in the livery required by the American capacity purchase agreement, some of which are not within Air Wisconsin’s control. There can be no assurance that this transition will proceed smoothly, and unexpected delays in the transition could have a material adverse effect on our business, financial condition and results of operations.

Once all of Air Wisconsin’s aircraft have been withdrawn from the United capacity purchase agreement, our business will be highly dependent on the American capacity purchase agreement because American will be Air Wisconsin’s sole airline partner.

Prior to March 2023, we derived nearly all of our operating revenues from the United capacity purchase agreement because United was Air Wisconsin’s sole airline partner, accounting for approximately 99.9% of our operating revenues. Upon the transition of Air Wisconsin’s aircraft to American, we will derive nearly all of our operating revenues from the American capacity purchase agreement because American will be Air Wisconsin’s sole airline partner and will account for nearly all of our operating revenues.

Pursuant to the American capacity purchase agreement, American is permitted to terminate the agreement prior to the expiration of its term in certain circumstances, including upon Air Wisconsin’s material breach of the agreement, Air Wisconsin’s inability to operate a certain number of aircraft, Air Wisconsin’s failure to meet certain operating benchmarks for specified periods and certain changes of control of Air Wisconsin. In addition, American and Air Wisconsin each have the right to terminate the agreement for any reason after a certain date prior to the specified termination date. If American terminates the American capacity purchase agreement, our business, financial condition, results of operations and liquidity could be significantly negatively impacted, unless Air Wisconsin is able to enter into satisfactory substitute arrangements for the utilization of its aircraft.

Any events that negatively impact the financial or operating performance of American could have a material adverse effect on our business, financial condition and results of operations. American could be materially and adversely impacted, directly or indirectly, by new variants of COVID-19 or a long-term COVID-19 pandemic or other infectious diseases, by worldwide political or economic changes or instability, including those associated with the outbreak of war or hostilities, government sanctions, travel restrictions, rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates and inflation. If American were to experience significant financial difficulties as a result of these or other reasons, it could negatively impact American’s ability to meet its financial obligations under the American capacity purchase agreement or alter its business strategy as it applies to regional airlines. Further, if American were to become bankrupt, the American capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations.

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

Air Wisconsin has also recently experienced difficulty hiring and retaining qualified mechanics to service its aircraft, due to a variety of factors, including voluntary retirement decisions, decisions not to return after furloughs during the COVID-19 pandemic, and the hiring needs of other airlines. There is also a risk that some mechanics may have decided to leave the airline industry or may decide to do so in the future. Air Wisconsin recently increased its mechanic wages along with offering other hiring incentives and may continue to experience additional cost increases in the future. If Air Wisconsin is unable to hire and retain a sufficient number of qualified mechanics, it could have an adverse impact on our business and operations.

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

Disagreements regarding the interpretation of our capacity purchase agreements could have an adverse effect on our operating results and financial condition.

Contractual agreements, such as our capacity purchase agreements, are subject to interpretation, and disputes may arise if the parties apply different interpretations to the agreements. Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of December 31, 2022, the aggregate amount in dispute was approximately $47.9 million. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the disputed amounts as claimed by Air Wisconsin. The arbitration could result in substantial costs and a diversion of management’s attention and resources, and there is always a chance of an unfavorable determination by the arbitrators, which could harm our business, financial condition and results of operations. If a dispute were to develop under the American capacity purchase agreement, that could also have an adverse effect on our business, financial condition and results of operations.

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

Air Wisconsin’s current and future growth opportunities may be limited by a number of factors impacting American or the airline industry generally.

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

Under the United and American capacity purchase agreements, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. The primary operating costs intended to be compensated by the predetermined rates include, among other things, salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid under the applicable agreement, our financial position and operating results will be negatively affected. For example, Air Wisconsin has experienced, and may continue to experience, upward pressure on pilot and mechanic compensation as it seeks to attract and retain qualified staff. Any resulting compensation increases are not adjusted for by either the United capacity purchase agreement or the American capacity purchase agreement and, therefore, would negatively impact our operating results.

A significant portion of Air Wisconsin’s workforce is represented by labor unions, and the terms of Air Wisconsin’s collective bargaining agreements may increase our operating expenses and negatively impact our financial results.

A significant majority of Air Wisconsin’s employees are represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America (“TWU”). The terms and conditions of future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher costs than Air Wisconsin, which are likely to result in higher industry wages and increased pressure on Air Wisconsin to increase the wages and benefits of its employees. Future agreements may be on terms that are less favorable to Air Wisconsin than its current agreements or not comparable to agreements entered into by its competitors. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Any future agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages.

Maintenance costs may increase further, and out-of-service periods may result in aircraft being unavailable for flying.

The average age of Air Wisconsin’s CRJ-200 regional jets as of December 31, 2022 was approximately 20.3 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses, and may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the United or American capacity purchase agreements. In addition, as noted above, there is an industry-wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues resulting from out-of-service periods could have a further adverse effect on our financial condition and operating results.

Air Wisconsin has entered into agreements with third-party service providers to provide various services required for its operations, including airframe, engine and component maintenance and IT services, and it expects to enter into additional similar agreements in the future. If its third-party service providers terminate their contracts, or do not provide timely or consistently sufficient parts or high-quality maintenance and support services, Air Wisconsin may not be able to replace them in a cost-efficient manner or in a manner timely enough to support its operational needs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The residual value of our aircraft and engines may be less than estimated in our depreciation policies.

As of December 31, 2022, we had approximately $102.3 million of property, equipment and related assets, net of accumulated depreciation, of which $100.9 million relates to aircraft, engines and parts. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. For example, any of the following circumstances could cause us to reduce our estimates as to the useful life, residual value or cash flow potential of our aircraft or engines, which could require an impairment charge:

•	we add a new aircraft type to our fleet and reduce the number of our existing CRJ-200 aircraft,

•	the pilot shortage causes us to permanently retire some aircraft, or

•	a lack of demand for our aircraft or engine types reduces the proceeds we receive on disposition to less than we estimated.

If the estimated residual value of any of our aircraft, engines or parts is determined to be lower than the residual value assumptions used in our depreciation policies, the aircraft, engines or parts may be impaired and may result in a material reduction in their book value or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft, engines or parts or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

Air Wisconsin’s ability to obtain additional financing may be limited, and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.

The airline business is capital intensive. As of December 31, 2022, Air Wisconsin had approximately $61.2 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. Since the acquisition of such aircraft, Air Wisconsin has financed its operations primarily from cash flow. However, to the extent Air Wisconsin finances its activities or its pursuit of new opportunities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay its existing and any additional debt service obligations, in addition to the high level of fixed costs associated with operating a regional airline, will depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.

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

In addition, the agreements that Air Wisconsin entered into with the Treasury for payroll support contain various covenants. If Air Wisconsin fails to comply with its surviving obligations under those agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.

The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.

Our future success depends on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to attract or retain qualified management personnel and other employees, or any significant increases in the costs associated with recruiting or retaining qualified employees, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including, among others:

•	the acute on-going shortage of qualified pilots and mechanics, and resulting increases in compensation and the continuing pressure to significantly increase wages in the industry;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;

•	changes in demand for airline travel or tourism, consumer preferences, or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation, or other factors;

•	labor disputes, strikes, work stoppages, or similar matters impacting employees; and

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

With the onset of the COVID-19 pandemic, airlines experienced a significant decline in domestic and international demand. Passenger demand has been increasing, but it still remains below 2019 levels. In addition, a further outbreak of COVID-19 or an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, and those of United and American.

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

Although the United and American capacity purchase agreements provide that United or American, as the case may be, sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the applicable agreement, aircraft fuel is critical to Air Wisconsin’s operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are also impacted by factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, have and may continue to drive rapid changes in fuel prices in short periods of time. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may eventually impact the amount of flying that United or American schedules Air Wisconsin to perform. Any such schedule reductions may impact Air Wisconsin’s operating results. In addition, since single class 50-seat aircraft, such as those in Air Wisconsin’s fleet, are less fuel efficient than certain larger aircraft, increased fuel costs affects Air Wisconsin’s competitiveness in the industry.

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

The occurrence of an aviation accident or incident involving Air Wisconsin or its aircraft or engine type could negatively impact our business, financial condition and operating results.

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

Given that Air Wisconsin currently operates a single aircraft and engine type, any accident or incident involving the CRJ-200 regional jet aircraft type or the GE CF-34 engine type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations, its relationship with United or American, and our financial results. In addition, certain groundings of Air Wisconsin’s aircraft would provide American the right to terminate the American capacity purchase agreement.

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

Air Wisconsin is subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require Air Wisconsin to reduce its emissions, secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of its operations to reduce emissions. Future policy, legal, and regulatory developments relating to the protection of the environment could have a direct effect on Air Wisconsin’s operations (or an indirect effect through its third-party providers of parts or services or airport facilities at which it operates) and increase its costs and have a material adverse effect on its operations. Any such developments could have an adverse impact on our business, results of operations and financial condition.

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

The requirement that Air Wisconsin remain a citizen of the United States limits the potential purchasers of Harbor’s common stock.

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

The restrictions on foreign ownership of Air Wisconsin’s equity securities may impair or prevent a sale of common stock by a stockholder of Harbor and may adversely affect the trading price or trading volume of Harbor’s common stock.

General Risk Factors

Because the trading market for Harbor’s common stock is limited, the common stock may continue to be illiquid.

Although Harbor’s common stock is traded under the symbol “HRBR” on the OTC Market, the trading volume for the common stock has been and continues to be limited. Harbor has not listed, and does not currently intend to list, Harbor’s common stock for trading on any national securities exchange. Accordingly, we expect the common stock to continue to be illiquid for the foreseeable future. Investors should be aware that an active trading market for the common stock may never develop or be sustained.

The price of Harbor’s common stock has been and may continue to be volatile.

The trading price of Harbor’s common stock has been volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•	the outcome of the current arbitration of the dispute between United and Air Wisconsin;

•	the potential delay in or difficulties associated with the transition of Air Wisconsin’s aircraft from the United capacity purchase agreement to the American capacity purchase agreement;

•	market perceptions and speculation as to differences between the United capacity purchase agreement and the American capacity purchase agreement;

•	the industry-wide pilot and mechanic shortages;

•	future announcements regarding fleet strategy changes by major air carriers, including any decision to reduce or eliminate single class 50-seat aircraft;

•	actual or anticipated fluctuations in our financial and operating results from period to period;

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

•	factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;

•	announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors;

•	bankruptcies or other financial issues impacting Air Wisconsin’s business partners or competitors;

•	threatened or actual litigation and government investigations;

•	changes in the regulatory environment impacting Air Wisconsin’s business and industry;

•	purchases or sales of shares of Harbor’s common stock pursuant to Harbor’s publicly announced stock repurchase program or otherwise;

•	the illiquidity of Harbor’s common stock;

•	speculative trading practices of Harbor’s stockholders and other market participants;

•	perceptions about securities that are traded on the OTC Market;

•	the impact of the application of accounting guidance; and

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions.

In recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by companies across industries. These changes may occur without regard to the financial condition or operating performance of the affected companies. Accordingly, the price of Harbor’s common stock could fluctuate based upon factors that have little or nothing to do with Harbor, and these fluctuations could materially reduce the trading price of Harbor’s common stock.

The concentration of ownership of Harbor’s capital stock among a small number of stockholders could allow such stockholders to exert significant influence over the Company’s business plans and strategic objectives, control all matters submitted to Harbor’s stockholders for approval, or deter a change in control transaction, any of which could negatively affect the trading price or trading volume of its common stock.

As of December 31, 2022, Harbor had 45,219,737 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 32.4% of the fully diluted shares of capital stock of Harbor, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of Harbor’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 26.7% of the fully diluted shares of capital stock of Harbor (in each case assuming the full conversion of the Series C Preferred into common stock).

The shares of Series C Preferred are generally authorized to vote with Harbor’s common stock. As a result, Amun and Southshore collectively control a majority of the voting power of Harbor’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to Harbor’s stockholders for approval. These stockholders may manage the Company’s business in ways with which certain investors may disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving Harbor’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of Harbor’s common stock.

Mr. Bartlett, one of Harbor’s directors, may be deemed to be the beneficial owner of the shares of Harbor’s common stock held by Amun due to his status as a member of the board of managers of Amun and his ownership of equity interests in Amun. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore and his ownership of equity interests in Southshore. Accordingly, Mr. Bartlett may be able to exercise influence over decisions involving the voting or disposition of shares of Harbor’s capital stock. However, Mr. Bartlett does not control voting or investment decisions made by either Amun or Southshore.

Harbor may suspend its obligation to comply with SEC filing requirements in future periods and thereby cease filing reports and other information with the SEC, which could have the effect of reducing the trading volume and trading price of Harbor’s common stock.

In February 2012, Harbor’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending Harbor’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. As a result, prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, the last periodic report filed by Harbor was the Annual Report on Form 10-K for the year ended December 31, 2011. As of January 1, 2020, Harbor no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act, requiring Harbor to resume filing reports and other information with the SEC pursuant to the Exchange Act.

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

Harbor would again become eligible to suspend its public reporting obligations if it (i) determines in accordance with applicable SEC rules it has fewer than 300 stockholders of record as of certain points in time, (ii) does not file registration statements pursuant to the Securities Act (which it does not currently intend to do), and (iii) meets certain other requirements under applicable SEC rules. If Harbor becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which would result in Harbor no longer being required to file SEC reports. If Harbor ceases filing reports and other information with the SEC, it would significantly reduce the amount of publicly available information about the Company and its business and operations, which could have the effect of reducing the trading volume and price of Harbor’s common stock.

Further, notwithstanding that Harbor is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, Harbor does not have a class of securities registered pursuant to Section 12 of the Exchange Act. As a result, Harbor is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, there may be significantly less information available about the Company, including its governance policies and ownership structure, than is available for other public reporting companies, which could have the effect of further reducing demand for Harbor’s common stock and the trading price.

Provisions in Harbor’s governing documents and the American capacity purchase agreement might deter acquisition bids, which could adversely affect the value of Harbor’s common stock.

Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, contain provisions that, among other things:

•

prohibit the transfer of any shares of Harbor’s capital stock that would result in (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-T(g)) of Harbor’s then- outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of Harbor’s then-outstanding capital stock;

•

authorize the board of directors, without stockholder approval, to authorize and issue preferred stock with powers, preferences and rights that may be senior to Harbor’s common stock, that could dilute the interest of, or impair the voting power of, holders of Harbor’s common stock and could also have the effect of discouraging, delaying or preventing a change of control;

•

establish advance notice procedures that stockholders must comply with in order to nominate candidates to the board of directors and propose matters to be brought before an annual or special meeting of Harbor’s stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company;

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

These provisions may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial, any of which could also adversely affect the trading price of Harbor’s common stock.

Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, limit certain transfers of Harbor’s stock in order to preserve Harbor’s ability to use its net operating loss carryforwards, which could adversely affect the trading price of its common stock.

To reduce the risk of a potential adverse effect on Harbor’s ability to use its current or future net operating loss carryforwards for federal income tax purposes, Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, prohibit certain transfers of shares of Harbor’s capital stock that could result in adverse tax consequences by impairing Harbor’s ability to utilize its net operating loss carryforwards. These transfer restrictions are subject to a number of rules and exceptions, and generally may only be repealed or amended by the affirmative vote of the holders of at least two-thirds of the outstanding shares of Harbor’s capital stock. These transfer restrictions apply to the beneficial owners of the shares of Harbor’s capital stock. The transfer restrictions contained in Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may limit demand for Harbor’s common stock, which may adversely affect the trading price. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial.

Harbor currently does not intend to pay dividends on its common stock and, consequently, the only opportunity to achieve a return on an investment in Harbor’s common stock may be the appreciation in value of Harbor’s common stock.

Harbor has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. The United capacity purchase agreement and Air Wisconsin’s credit agreements contain restrictions that limit Air Wisconsin’s ability to pay, or prohibit it from paying, dividends to Harbor. Any future determination by Harbor to pay dividends will be at the discretion of the board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements (or similar agreements), business prospects and such other factors as the board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in Harbor’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Annual Report, the trading price may not appreciate and may decline significantly.

As a “smaller reporting company,” Harbor has availed itself of reduced disclosure requirements, which may make Harbor’s common stock less attractive to investors.

Harbor is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either (i) the market value of Harbor’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of Harbor’s common stock held by non-affiliates is less than $700 million and the annual revenues of Harbor are less than $100 million during the most recently completed fiscal year. Because Amun and Southshore collectively hold a significant percentage of the fully diluted shares of capital stock of Harbor, it would require a significant increase in the market value of Harbor’s common stock for Harbor to no longer qualify as a “smaller reporting company.”

As a “smaller reporting company,” Harbor has relied on exemptions from certain disclosure requirements that are applicable to other public reporting companies. These exemptions include reduced financial disclosure and disclosure regarding executive compensation. Investors may find Harbor’s common stock less attractive because it relies on these exemptions, which could lead to a less active trading market for Harbor’s common stock and negatively impact the trading price.

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

Further, Harbor’s status as a public reporting company and the risks associated with being a public reporting company, could make it more difficult for us to attract and retain qualified members of the board of directors and executive officers, and it may increase the cost of their services.

We could identify material weaknesses or significant deficiencies in future periods.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot be certain that we will be successful in identifying, preventing or remediating future material weaknesses or significant deficiencies in internal control over financial reporting, which failure could result in material misstatements of our annual or interim consolidated financial statements. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of Harbor’s common stock.

Stock repurchases could increase the volatility of the trading price of Harbor’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

The board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. Since the inception of the program in March 2021 through December 31, 2022, Harbor has purchased approximately 9.6 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. Although the repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so.

Harbor may be at increased risk of securities class action and other litigation.

In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. If Harbor faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations. As a result of our compliance with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, is publicly available, which may result in threatened or actual litigation or other disputes with our stockholders, our employees or other constituents. If such claims are successful, our business and results of operations could suffer and, even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.

If securities or industry analysts do not publish reports about our business, an active trading market for Harbor’s common stock may not develop.

The extent of any trading market for Harbor’s common stock will depend, in part, on any research and reports that securities or industry analysts publish about us or our business. Analyst coverage of the Company is limited and does not appear to be consistently produced, and investors should not purchase Harbor’s common stock with the expectation that we will have analyst coverage, or that an active trading market for Harbor’s common stock will be developed or sustained.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft Fleet

As of December 31, 2022, Air Wisconsin owned 64 CRJ-200 regional jets. The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.

The following table summarizes Air Wisconsin’s ASMs flown and contract revenue recognized under the United capacity purchase agreement for the years ended December 31, 2022 and December 31, 2021, respectively.

Year Ended December 31, 2022			Year Ended December 31, 2021
Available Seat Miles	Contract Revenue	Contract Revenue per ASM	Available Seat Miles	Contract Revenue	Contract Revenue per ASM
(in thousands, except in cents)			(in thousands, except in cents)
1,253,896	$ 280,737	¢ 22.39	1,310,157	$ 247,519	¢ 18.89

Facilities

In addition to aircraft, Air Wisconsin has offices, crew bases and maintenance facilities to support its operations. All of Air Wisconsin’s material facilities (other than those provided by United under the United capacity purchase agreement) held as of December 31, 2022 are summarized in the following table:

Type	Location	Ownership	Approximate Square Footage
Corporate Headquarters	Appleton, WI	Leased	20,140
Maintenance Hangar	Appleton, WI	Leased	37,200
Disaster Recovery Center	Appleton, WI	Leased	2,560
Maintenance Hangar	Dayton, OH	Leased	21,500
Maintenance Hangar	Milwaukee, WI	Leased	60,000
Crew Base	Dayton, OH	Leased	1,685

In July 2003, Air Wisconsin financed the Milwaukee maintenance hangar through the issuance of approximately $4.3 million principal amount of City of Milwaukee, Wisconsin variable rate industrial development bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest and payable semiannually. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use asset.

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

Holders of Record

As of February 13, 2023, there were approximately 391 holders of record of the Company’s common stock. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, not all of which are known to the Company, the Company is unable to provide the exact number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the year ended December 31, 2022.

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

Below is a summary of stock repurchase activity under the Company’s stock repurchase program during the three months ended December 31, 2022:

	Total number of shares purchased (1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
October 1 – October 31, 2022	24,798	$2.50	$62,010	$4,622,837
November 1 – November 30, 2022	104,478	$2.34	$244,236	$5,378,601
December 1 – December 31, 2022	303,253	$2.19	$664,160	$5,714,441
Total	432,529	$2.24	$970,406	$5,714,441

(1)

All of the reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.

The Company acquired 8,096,562 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2022.

In January 2022, the Company entered into an agreement with a group of affiliated stockholders, pursuant to which the Company agreed to repurchase an aggregate of 5,437,500 shares of common stock for a purchase price equal to $5,655,190 pursuant to the settlement of a claim the Company had against the stockholders.

In April 2022, the Company entered into an agreement with one of its stockholders under the stock repurchase program pursuant to which it repurchased 122,361 shares of common stock for a purchase price equal to the average of the high and low trading prices of the common stock on the previous trading day, or $2.40 per share, for a total purchase price of approximately $0.3 million.

No “affiliated purchaser” of the Company acquired any shares of the Company’s equity securities during the fiscal year ended December 31, 2022.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements, accompanying notes, and other financial information included within this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, for purposes of this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Annual Report”), disclosures relating to activities of Air Wisconsin also apply to Harbor unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as “Harbor.”

During the year ended December 31, 2022, Air Wisconsin had a fleet of 63 CRJ-200 regional jets covered under a capacity purchase agreement (the “United capacity purchase agreement”) with its sole major airline partner, United Airlines, Inc. (“United”). Pursuant to the United capacity purchase agreement, United agreed to purchase the capacity of Air Wisconsin’s regional jets covered by the agreement, which Air Wisconsin operated as United Express, with a presence at both Chicago O’Hare and Washington-Dulles international airports, two of United’s key domestic hubs. In providing regional flying under the United capacity purchase agreement, Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes. United controls route selection, pricing, seat inventories, marketing and scheduling. In addition, United provides Air Wisconsin with ground support services and gate access. More than 99.9% of our operating revenues for the years ended December 31, 2022 and December 31, 2021 was derived from operations associated with the United capacity purchase agreement.

Subject to certain limited exceptions, Air Wisconsin is entitled to receive, under the United capacity purchase agreement, fixed daily revenue for each aircraft covered under the agreement, a fixed payment for each departure and block hour flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying service for United. The agreement also provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In addition, Air Wisconsin is eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The United capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.

In October 2020, Air Wisconsin entered into an amendment to the United capacity purchase agreement that, among other things, modified certain scheduling requirements and settled certain disputes that had existed between United and Air Wisconsin over amounts owed to Air Wisconsin under the agreement. In April 2021, Air Wisconsin and United entered into a second amendment to the United capacity purchase agreement, which addressed the scheduling of block hours after a certain date. In October 2022, United delivered a wind-down schedule that provided for the withdrawal of aircraft from coverage under the United capacity purchase agreement beginning in March 2023 and continuing through November 2023.

A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the United capacity purchase agreement and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. Air Wisconsin expects that, unless the parties reach a settlement before then, the arbitration hearing will occur in July 2023 and that the arbitrators will make their award in August 2023. In December 2022 and February 2023, Air Wisconsin sent United notices of termination of the agreement. In the arbitration, United has contested Air Wisconsin’s right to terminate the agreement. In accordance with the termination provisions of the agreement, and in response to Air Wisconsin’s first termination notice, United delivered a revised wind-down schedule in January 2023. Following the delivery of that revised schedule, in February 2023, the parties agreed, in a sixth amendment to the United capacity purchase agreement, to a wind-down schedule that provides for the withdrawal of aircraft from the agreement beginning in January 2023 and continuing until June 2023, at which time all of Air Wisconsin’s remaining aircraft would be withdrawn from the agreement, and Air Wisconsin would cease flying for United.

As of December 31, 2022, the aggregate amount in dispute was approximately $47.9 million. As Air Wisconsin and United are in the early stages of arbitration, Air Wisconsin cannot, with any degree of certainty, estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position and is entitled to the disputed amounts under the terms of the United capacity purchase agreement. As a result, the Company has recognized all disputed amounts through December 31, 2022.

In August 2022, Air Wisconsin entered into a new five-year capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), which was subsequently amended in February 2023 and March 2023, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations, which is scheduled to occur by early June 2023.

For additional information regarding the risks associated with the dispute with United and the transition from the United capacity purchase agreement to the American capacity purchase agreement, refer to the section entitled “Risk Factors” within this Annual Report.

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

In addition to pilots, Air Wisconsin’s operations rely on the availability of other qualified personnel, including maintenance technicians. As a result of global supply chain constraints and inflationary pressures, as well as increased flying levels, Air Wisconsin has experienced increased costs of certain maintenance activities and delays in obtaining third-party maintenance services, which has been compounded by difficulty recruiting and retaining qualified mechanics. Mechanic shortages within the industry have resulted from several factors, including larger airlines offering higher salaries and more extensive benefit programs, greater demand for mechanics across the airline industry, and upward pressure on wages in other industries. We anticipate these drivers will continue to place upward pressure on our operating costs.

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

Paycheck Protection Program

In April 2020, Air Wisconsin received a $10.0 million loan (the “SBA Loan”) under the small business Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The entire $10.1 million principal amount and accrued interest was forgiven in August 2021, which was recorded as a gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2021.

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

Employee Retention Credit

Air Wisconsin recorded an employee retention credit in 2021 in the aggregate amount of approximately $1.1 million pursuant to the CARES Act for payroll expenses incurred during the second, third, and fourth quarters of 2020. A credit of $0.2 million for one of the three eligible quarters was received in 2022 and the remaining credits were received in January 2023.

2022 Financial Highlights

For the year ended December 31, 2022, we had total operating revenues of $280.9 million, a 13.4% increase, compared to $247.6 million for the year ended December 31, 2021. Net income for the year ended December 31, 2022 was $39.1 million, or net income of $0.83 per basic share and $0.61 per diluted share, compared to net income of $92.6 million, or net income of $1.69 per basic share and $1.29 per diluted share, for the year ended December 31, 2021. For additional information, refer to Note 12, Earnings per Share and Equity, and Note 13, Stock Option, in our audited consolidated financial statements included in this Annual Report.

Revenue

The number of aircraft we have in scheduled service and the block hours and departures we generate from our flights are primary drivers of our revenues under the United capacity purchase agreement. Primarily as a result of the pilot shortage, block hours decreased from 116,081 during the year ended December 31, 2021 to 107,666 during the year ended December 31, 2022, or by 7.2%, and departures decreased from 80,927 in 2021 to 70,280 in 2022, or by 13.2%.

Although our block hours and departures decreased during the year ended December 31, 2022 compared to the year ended December 31, 2021, leading to a decrease in variable revenue of $7.1 million for 2022 when compared to 2021, overall revenues from the United capacity purchase agreement increased by 13.4% to $280.7 million primarily due to recognition of previously deferred revenues. Air Wisconsin deferred revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of revenues, and it anticipates continuing to do so through the wind-down period under the United capacity purchase agreement (wind-down period). Accordingly, during the year ended December 31, 2022, Air Wisconsin recognized $35.1 million of revenues that were previously deferred, compared to recognizing $3.3 million for the year ended December 31, 2021, or an increase of $31.8 million. Air Wisconsin also recognized $6.4 million in incentive revenue for the year ended December 31, 2022, compared to $3.0 million for the year ended December 31, 2021, or an increase of $3.4 million. As a result of the stand ready performance obligation, which was a part of the October 2020 amendment to the United capacity purchase agreement, we recognized $18.0 million of revenue during the year ended December 31, 2022, compared to $15.1 million of revenue during the year ended December 31, 2021, or an increase of $2.9 million, resulting from the payment or accrual by United to Air Wisconsin based on certain scheduling benchmarks. Further, as a result of an increase to the fixed revenue rate in January 2022, fixed revenues increased approximately $2.6 million. Increases in variable revenue rates in January 2022 for departures and block hours were offset by the decrease in block hours and departures as noted above. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Contract Revenues, in our audited consolidated financial statements included in this Annual Report.

For additional information, also refer to the section entitled “Critical Accounting Policies – Revenue Recognition.”

Operating Expenses

Our total operating expenses increased $82.6 million, or 58.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. We did not record any amount in payroll support grants received from the Treasury as an offset to our operating expenses during the year ended December 31, 2022 compared to $66.3 million for the year ended December 31, 2021. Increasing costs for aircraft maintenance and personnel shortages resulted in an $11.0 million increase in aircraft maintenance and repair costs. We also did not record an employee retention credit to offset our operating expenses for the year ended December 31, 2022, compared to $1.1 million recorded for the year ended December 31, 2021. When combined with an increase of approximately $1.9 million in employee benefits and other payroll costs, payroll and related expense increased $3.0 million, or 2.8%. The additional increase of $2.4 million for the year ended December 31, 2022 compared to December 31, 2021 is primarily due to an increase of $1.1 million, or 21.2%, in rental costs, mostly simulator rent, and an increase in cost for purchased services and other of $1.5 million, or 10.8%. For additional information, refer to the section entitled “–Results of Operations—Operating Expenses.”

Stock Repurchase Program

Harbor’s board of directors has adopted a stock repurchase program pursuant to which Harbor could initially repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired 8,096,562 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2022.

Economic Conditions, Challenges and Risks Impacting Financial Results

Although the United capacity purchase agreement has reduced, and the American capacity purchase agreement will reduce, Air Wisconsin’s exposure to certain risks, its operating and business performance is driven by various factors that typically affect regional airlines and their markets, including factors that affect the broader airline and travel industries. The following key factors, in addition to the impact of the COVID-19 pandemic, may materially affect our future performance.

Transition from the United Capacity Purchase Agreement to the American Capacity Purchase Agreement. Air Wisconsin commenced flying for American under the American capacity purchase agreement in March of 2023, and it will continue flying for United under the United capacity purchase agreement until early June 2023. Certain inefficiencies are inevitable in the process of winding down flying for United and ramping up flying for American. Aircraft that are withdrawn from the United capacity purchase agreement cannot be immediately inducted into service for American, and Air Wisconsin will receive no revenue for any aircraft during the period after it has been withdrawn from the United capacity purchase agreement until it has been inducted into service under the American capacity purchase agreement.

Pilot Shortage. An industry wide pilot shortage has existed for many years. Air Wisconsin, like most of its peers, has not been able to hire and retain a sufficient number of pilots to crew all of its aircraft. This has limited the number of flights it could fly under the United capacity purchase agreement. Under the American capacity purchase agreement, Air Wisconsin will not be able to induct an aircraft into service for American unless it has sufficient crew to satisfy certain block hour requirements, which will have an adverse effect on our revenues.

Arbitration. Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of December 31, 2022, the aggregate amount in dispute was approximately $47.9 million. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the disputed amounts as claimed by Air Wisconsin. The arbitration could result in substantial costs and a diversion of management’s attention and resources, and there is always a chance of an unfavorable determination by the arbitrators, which could harm our business, financial condition and results of operations.

Industry Volatility. The airline industry is volatile and affected by numerous factors, such as tourist activity, consumer confidence, discretionary spending, fare initiatives, fuel prices, labor actions, global pandemics, outbreak of war or hostilities, changes in governmental regulations, government sanctions, changes in taxes and fees, and weather. These factors have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional airlines. Historically, capacity purchase agreements shelter regional airlines from some of these factors.

Competition. The airline industry is highly competitive. Air Wisconsin competes principally with other regional airlines. We believe that major airlines typically award capacity purchase agreements to regional airlines based on the following criteria: aircraft fleet type; ability to fly proposed schedules; availability of labor resources, including pilots; proposed economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors. The American capacity purchase agreement has several provisions that provide for early termination. If the agreement is terminated early, Air Wisconsin’s ability to enter into a commercial agreement with another major airline partner will depend, in significant part, on Air Wisconsin’s ability to maintain a cost structure competitive with other regional air carriers, attract and retain qualified pilots, and maintain operational reliability. However, we continue to believe there will be strong demand from major airlines for regional air services, and we seek to continue to position Air Wisconsin to take advantage of this anticipated demand.

Maintenance Contracts, Costs and Timing. Air Wisconsin’s employees perform routine airframe and engine maintenance along with periodic inspections of equipment at its maintenance facilities. It also uses third-party vendors for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for Air Wisconsin’s aircraft. As of December 31, 2022, the average age of Air Wisconsin’s CRJ-200 regional jets was approximately 20.3 years. We expect that maintenance costs will increase as its fleet continues to age. We use the direct expense method of accounting for Air Wisconsin’s maintenance of airframes, rotable parts, and normal recurring maintenance and for Lotus’ maintenance of engines, pursuant to which we recognize the expense when the maintenance work is completed. We use the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled shop visit. While Air Wisconsin keeps a record of expected maintenance events, the actual timing and costs of maintenance expense are subject to variables, such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs.

Aircraft Leases. During the years ended December 31, 2022 and December 31, 2021, none of Air Wisconsin’s operational aircraft were under lease agreements.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2022, Air Wisconsin had 1,044 full-time employees and 41 part-time employees, for a total of 1,085 employees, of which 813 were represented by unions. Air Wisconsin’s collective bargaining agreement with its pilots, represented by the Airline Pilots Association, became amendable in November 2022, its collective bargaining agreement with its flight attendants, represented by the Association of Flight Attendants-CWA, became amendable in October 2022, and its collective bargaining agreement with its clerical, office fleet and passenger service employees, represented by the International Association of Machinists and Aerospace Workers AFL-CIO, became amendable in September 2022. Air Wisconsin’s collective bargaining agreement with its dispatchers represented by the Transport Workers Union of America, is amendable and is in mediated negotiations. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with Air Wisconsin’s unionized employees may adversely affect Air Wisconsin’s ability to conduct business.

Availability and Training of Qualified Pilots. On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which, among other things, increased the required training time for new airline pilots from 250 hours to 1,500 hours of flight time. These changes dramatically reduced the supply of qualified pilot candidates eligible for hiring by the airline industry and, in response, regional airlines, including Air Wisconsin, implemented significant pilot wage and bonus increases. In recent years, Air Wisconsin experienced a significant increase in pilot attrition, and our results of operations may be negatively impacted if Air Wisconsin is unable to hire and train pilots in a timely manner.

For additional information, refer to the section entitled “Risk Factors” within this Annual Report for a discussion of the general and specific factors and trends affecting our business and results of operations.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because the airline industry is subject to seasonal fluctuations and general economic conditions. While Air Wisconsin’s operations can be negatively impacted by factors outside of its control, including inclement weather, the United and American capacity purchase agreements mitigate some of the risks associated with seasonal fluctuations.

Components of Our Results of Operations

The following discussion summarizes the key components of our consolidated statements of operations.

Operating Revenues

Our consolidated operating revenues consist primarily of contract revenues from flight services.

Contract Revenues. Contract revenues consist of the fixed monthly amounts per aircraft received pursuant to the United capacity purchase agreement, along with the additional amounts received based on the number of departures and block hours flown. The United capacity purchase agreement includes provisional cash payments four times per month based on a projected level of flying each month. Air Wisconsin and United subsequently reconcile these payments to the actual completed flight activity on a monthly basis. In addition, contract revenues in 2022 and 2021 include the impact of the amendment to the United capacity purchase agreement that Air Wisconsin entered into in October 2020 which, among other things, provides for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. The same amendment provides that these accruals are to be evidenced by notes receivable from United to Air Wisconsin, although such notes for the fourth quarter of 2021, the first through fourth quarters of 2022, and a portion of first quarter 2023 are subject to the dispute between United and Air Wisconsin.

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

Aircraft Rent. Aircraft rent includes costs related to non-operational aircraft leased for the purpose of adding an aircraft type rating to Air Wisconsin’s operating certificate.

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

Payroll Support Program. The payroll support program ended in 2021, and thus there are no amounts recorded for the year ended December 31, 2022. For the year ended December 31, 2021, the proceeds of the Treasury Payroll Support received pursuant to the PSP Agreements were recorded in cash and cash equivalents when received and were recognized as a reduction in expense over the periods that the funds were intended to offset payroll expenses. For the year ended December 31, 2021, Air Wisconsin received and recognized approximately $66.3 million under the Payroll Support Program.

Purchased Services and Other. Purchased services and other expense primarily includes information technology systems, legal fees, professional and technical fees, insurance and property taxes and other administrative expenses. The majority of insurance and property taxes are pass-through costs to United.

Other (Expense) Income, Net

Interest Income. Interest income includes interest income earned on our cash and cash equivalents balance, notes receivable due from United, and investment income on our marketable securities.

Interest Expense. Interest expense in 2022 was immaterial. Interest expense in 2021 was interest primarily relating to Air Wisconsin’s debt under the Aircraft Credit Agreements and certain other credit agreements, which were paid in full during 2021.

Loss on Marketable Securities. Loss on marketable securities was $8.8 million and $1.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. The loss reflects the change in the market value of our marketable securities for the years ended December 31, 2022 and December 31, 2021, and the sales of securities for the year ended December 31, 2021.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $0.1 million and $10.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. A gain of $0.1 million resulted from the prepayment of debt for the year ended December 31, 2022, and a gain of $10.1 million resulted from the forgiveness of the SBA Loan with the remainder attributable to the prepayment of debt for the year ended December 31, 2021. For additional information refer to Note 6, Debt, in our audited consolidated financial statements included in this Annual Report.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

We had operating income of $55.9 million in the year ended December 31, 2022, compared to $105.2 million in the year ended December 31, 2021. In the year ended December 31, 2022, we had net income of $39.1 million compared to $92.6 million in the year ended December 31, 2021.

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Year Ended December 31,
	2022		2021		Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	1,253,896		1,310,157		(56,261)	(4.3%	)
Actual Block Hours	107,666		116,081		(8,415)	(7.2%	)
Actual Departures	70,280		80,927		(10,647)	(13.2%	)
Revenue Passenger Miles (“RPMs”) (in thousands)	1,053,754		1,041,763		11,991	1.2%
Average Stage Length (in miles)	365		327		38	11.6%
Contract Revenue Per Available Seat Mile (in cents)	22.39	¢	18.89	¢	3.50 ¢	18.5%
Passengers	2,859,047		3,082,394		(223,347)	(7.2%	)

The decrease in ASMs, block hours, departures, and passengers during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the industry-wide pilot shortage which resulted in a significantly lower number of flights. The increase in contract revenue per available seat mile during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to an increase in deferred revenue recognized in 2022.

Operating Revenues

The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Operating Revenues ($ in thousands):
Contract Revenues	$280,737	$247,519	$33,218	13.4%
Contract Services and Other	126	60	66	110.0%

Total Operating Revenues	$280,863	$247,579	$33,284	13.4%

Total operating revenues increased $33.3 million, or 13.4%, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in the recognition of previously deferred revenues in the amount of $31.8 million, an increase of $3.4 million for performance incentives, and an increase of $2.9 million for the stand ready performance obligation. As a result of an increase to the fixed revenue rate in January 2022, fixed revenues increased approximately $2.6 million. Increases in variable revenue rates in January 2022 for departures and block hours were offset by the reduced flight activity due to the industry-wide pilot shortage, as illustrated in the table above for operating data, causing variable revenue to decrease $7.1 million overall. Refer to Note 1, Summary of Significant Accounting Policies for additional information regarding the stand ready performance obligation.

Operating Expenses

The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$109,831	$106,881	$2,950	2.8%
Aircraft Fuel and Oil	169	171	(2)	(1.2%	)
Aircraft Maintenance, Materials and Repairs	67,096	56,145	10,951	19.5%
Aircraft Rent	—	67	(67)	(100.0%	)
Other Rents	6,582	5,375	1,207	22.5%
Depreciation, Amortization and Obsolescence	26,327	26,552	(225)	(0.8%	)
Purchased Services and Other	14,992	13,535	1,457	10.8%
Payroll Support Program	—	(66,316)	66,316	100.0%

Total Operating Expenses	$224,997	$142,410	$82,587	58.0%

Our consolidated operating expenses consist of the following items:

Payroll and Related Costs. Payroll and related costs increased $3.0 million, or 2.8%, to $109.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by increases in pilot bonuses of $1.9 million, an increase in employee benefits of $1.3 million, an increase in payroll taxes of $1.1 million due to employee retention credits recorded in 2021, $0.5 million in personnel expenses and $0.3 million for general management wages. This was offset by an over-all decrease in wages of $1.6 million for pilots and flight attendants in operations, training, and per diem, and $0.5 million decrease in maintenance employee wages.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement during the years ended December 31, 2022 and December 31, 2021 were directly paid to suppliers by United. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the years ended December 31, 2022 and December 31, 2021.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $11.0 million, or 19.5%, to $67.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily as a result of an increase in airframe repairs and materials purchases of $5.9 million and $4.1 million, respectively, an increase in engine overhaul amortization of $0.8 million, and increases in freight and scrap expenses of $0.7 million, offset by a decrease in engine repairs and contract rebates of $0.6 million. The increases were largely driven by higher maintenance rates and a greater reliance on third-party maintenance providers due to the ongoing labor shortage. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Reclassification.

Other Rents. Other rents expense increased $1.2 million, or 22.5%, to $6.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily as a result of an increase in flight simulator rent of $1.0 million and an increase in facilities rent of $0.2 million.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense was relatively unchanged for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Payroll Support Program. The contra-expense for the Payroll Support Program decreased $66.3 million, or 100%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to the cessation of the Payroll Support Program in 2021.

Purchased Services and Other. Purchased services and other expense increased $1.5 million, or 10.8%, to $15.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to increases in professional and technical fees of $0.9 million, technology fees and maintenance of $0.4 million, and legal fees of $0.3 million. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Reclassification.

Other (Expense) Income

Interest Income. Interest income increased $2.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to an increase in interest earned on marketable securities of $2.2 million and an increase in interest earned on the notes receivable due from United of $0.3 million.

Interest Expense. Interest expense decreased $0.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to the significant prepayments of debt made in 2021.

Loss on Marketable Securities. Loss on marketable securities increased $7.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to a decrease in the market value of marketable securities.

Gain on Extinguishment of Debt. Gain on extinguishment of debt decreased $10.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease is primarily due to the forgiveness of the SBA Loan in August 2021 of $10.1 million.

Other, Net. Other income and expense was immaterial and relatively unchanged for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Net Income

Net income for the year ended December 31, 2022 was $39.1 million, or $0.83 per basic share and $0.61 per diluted share, compared to net income of $92.6 million, or $1.69 per basic share and $1.29 per diluted share, for the year ended December 31, 2021. For additional information, refer to Note 10, Earnings Per Share and Equity, in our consolidated financial statements included in this Annual Report.

The decrease in net income for the year ended December 31, 2022, when compared to the year ended December 31, 2021, primarily resulted from an increase in overall operating expenses consisting primarily of maintenance expenses and no contra-expense related to the Payroll Support Program, under which we ceased receiving support in 2021. The decrease in net income is also attributable to a decrease in gain on extinguishment of debt and increased losses on investments in marketable securities.

Income Taxes

In the year ended December 31, 2022, our effective tax rate was 27.7%, compared to 21.5% in the year ended December 31, 2021. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.

We recorded an income tax provision of $15.0 million and $25.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.

The income tax provision for the year ended December 31, 2022 resulted in an effective tax rate of 27.7%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes, permanent differences between financial statement and taxable income, and valuation allowances recorded against deferred tax assets. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.

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

As of December 31, 2022, we did not have a federal net operating loss carryforward. Our state net operating loss carryforward was approximately $1.3 million. The state net operating losses expire beginning in 2040, with some states having either longer expiration periods or none at all.

For additional information, refer to Note 5, Income Taxes, in our consolidated financial statements included in this Annual Report.

Liquidity and Capital Resources

Air Wisconsin’s departures and block hours in 2022 were below pre-COVID-19 levels, generally due to the industry-wide pilot shortage. We are taking actions based on currently available information to address the changing business environment; however, we cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on our business.

Sources and Uses of Cash

Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, and Air Wisconsin’s cash flows from operations. As of December 31, 2022, our cash and cash equivalents balance was $33.3 million and we held $153.8 million of marketable securities. For the year ended December 31, 2022, cash provided by operations was $45.0 million. On November 4, 2022, United prepaid to Air Wisconsin $50.1 million to satisfy all of the outstanding, undisputed notes receivable, including all accrued interest, issued pursuant to the first amendment to the United capacity purchase agreement. In the near term, we expect to fund our liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances. For additional information, refer to Note 1, Contract Revenue.

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, and maintenance costs, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the year ended December 31, 2022, we had $5.5 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends, in part, on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, or restructure its current debt financing, to achieve its longer-term objectives. As of December 31, 2022, Air Wisconsin had $9.2 million of short-term debt, and $52.1 million of long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to “ – Debt and Credit Facilities” within this Annual Report.

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

Restricted Cash

As of December 31, 2022, in addition to cash and cash equivalents of $33.3 million, the Company had $0.8 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.

Cash Flows

The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$45,034	$94,213	$(49,179)	(52.2%	)
Net cash used in investing activities	(29,732)	(143,135)	113,403	79.2%
Net cash used in financing activities	(19,739)	(43,652)	23,913	54.8%

Cash Flows Provided by Operating Activities

During the year ended December 31, 2022, our cash flows provided by operating activities were $45.0 million. We had net income of $39.1 million. Net cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $24.7 million, notes receivable of $28.1 million, loss on marketable securities of $8.8 million, deferred income taxes payable of $8.0 million, and prepaid and other expenses of $3.4 million, offset by decreases in cash primarily related to deferred revenues of $28.3 million, accounts receivable of $32.9 million, contract liabilities of $3.1 million, and accrued payroll and employee benefits of $1.9 million.

During the year ended December 31, 2021, our net cash flows provided by operating activities were $94.2 million. We had net income of $92.6 million, which was primarily due to increased revenues as a result of the increase in demand for air travel, and lower overall expenses. Net cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $24.9 million, accounts payable of $8.3 million, and deferred revenues of $12.8 million, partially offset by decreases in cash primarily related to the gain on extinguishment of debt of $10.4 million, contract liabilities of $11.9 million, notes receivable of $15.1 million, and deferred income taxes of $6.0 million.

Cash Flows Used in Investing Activities

During the year ended December 31, 2022, our cash flows used in investing activities were $29.7 million of which $24.3 million was for investments in marketable securities and $5.5 million for additions to property and equipment.

During the year ended December 31, 2021, our cash flows used in investing activities were $143.1 million, of which $139.5 million was from investments in marketable securities and $3.6 million for additions to property and equipment.

Cash Flows Used in Financing Activities

During the year ended December 31, 2022, our cash flows used in financing activities were $19.7 million, reflecting $6.3 million in repayments of long-term debt, $0.8 million of dividends paid on preferred stock, $1.0 million for the cancellation of a stock option, and $11.7 million to repurchase shares of our common stock.

During the year ended December 31, 2021, our cash flows used in financing activities were $43.7 million, reflecting $40.1 million in repayments of long-term debt, $0.8 million of dividends paid on preferred stock, and $2.8 million to repurchase shares of our common stock.

Commitments and Contractual Obligations

In September 2022, Air Wisconsin prepaid approximately $0.4 million of debt outstanding under the Aircraft Notes due December 31, 2025. The prepayment under the Aircraft Notes resulted in a $0.1 million gain on extinguishment of debt due to the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt.

As of December 31, 2022, Air Wisconsin had $73.8 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $55.6 million in long-term notes payable related to owned aircraft used in continuing operations. As of December 31, 2022, Air Wisconsin also had $12.6 million of operating lease obligations primarily related to certain training simulators and facilities. Air Wisconsin’s debt obligations set forth below include an aggregate of $5.6 million in projected interest costs through 2027 and thereafter.

The following table sets forth our cash obligations for the periods presented ($ in thousands):

		Payment Due for Year Ended December 31, (in thousands)
	Total	2023	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$55,600	$7,000	$7,000	$41,600	$—	$—	$—
Aircraft Notes Interest	$5,622	$2,154	$1,874	$1,594	$—	$—	$—
Operating Lease Obligations	$11,892	$5,580	$3,222	$2,487	$171	$75	$357

Total	$73,114	$14,734	$12,096	$45,681	$171	$75	$357

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As of December 31, 2022, all of Air Wisconsin’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes and Other Loans, refer to Note 6, Debt, in our audited consolidated financial statements included in this Annual Report.

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

Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”). The Conversion Price as of the date of this filing is $0.15091. The Conversion Price may be subject to further adjustment as described in the Certificate of Designations.

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of March 17, 2023, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 26.9% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.

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

On March 30, 2022, June 30, 2022, September 30, 2022, and December 30, 2022, the board of directors declared a Preferential Dividend of $198 on the Series C Preferred, which was paid on March 31, 2022, June 30, 2022, September 30, 2022 and December 30, 2022, respectively.

Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Harbor accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets in our audited consolidated financial statements included in this Annual Report.

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

The Aircraft Credit Agreements contain covenants that, subject to exceptions described in the Aircraft Credit Agreements, (i) require Air Wisconsin to provide certain financial and other information, (ii) provide certain inspection rights to the Loan Trustee, (iii) restrict Air Wisconsin’s ability to consolidate with or merge into any other person or sell, convey, lease or otherwise transfer all or substantially all of its assets to any other person, (iv) restrict Air Wisconsin’s ability to make payments to its affiliates, and (v) grant to the Loan Trustee security interests in certain after-acquired aircraft, spare engines and spare parts. The Aircraft Credit Agreements also contain customary events of default, including, without limitation: (a) payment defaults, (b) breach of covenants, (c) breach of representations and warranties, (d) cross-defaults, (e) certain bankruptcy-related defaults, (f) the occurrence of certain judgments, and (g) loss of first priority security interest in certain collateral. As of December 31, 2022, Air Wisconsin was in compliance with the covenants under the Aircraft Credit Agreements, and no event of default existed under the Aircraft Credit Agreements. Neither Harbor nor any of its other subsidiaries has guaranteed or provided any other credit support with respect to the Aircraft Notes or other obligations of Air Wisconsin under the Aircraft Credit Agreements.

Paycheck Protection Program

In April 2020, Air Wisconsin received the $10.0 million SBA Loan under the PPP established under the CARES Act and administered by the SBA. The loan was forgivable subject to certain limitations, including that the loan proceeds be used to retain workers and for payroll, mortgage payments, lease payments, and utility payments. The entire principal amount and accrued interest were forgiven in August 2021, which was recorded as gain on extinguishment of debt in the consolidated statements of operations.

Payroll Support Program

In April 2020, Air Wisconsin entered into the PSP-1 Agreement with the Treasury for payroll support under the CARES Act and received approximately $42.2 million, all of which was received in the year ended December 31, 2020. In March 2021, Air Wisconsin entered into the PSP-2 Agreement with the Treasury for payroll support under the PSP Extension Law and received approximately $33.0 million, all of which was received in the year ended December 31, 2021. In June 2021 the Treasury entered into the PSP-3 Agreement with Air Wisconsin for payroll support under the American Rescue Plan, and Air Wisconsin received approximately $33.3 million, all of which was received in the year ended December 31, 2021.

The PSP Agreements contain various covenants, some of which have expired. The surviving covenants require that (i) the payroll support proceeds must have been used exclusively for the payment of wages, salaries and benefits, and (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps. If Air Wisconsin failed to comply with any of its expired obligations or failed or fails to comply with any of its continuing obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. The Treasury commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. No such audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the date of this filing. For additional information, refer to Note 8, Commitments and Contingencies, in our consolidated financial statements included in this Annual Report.

Maintenance Commitments

Air Wisconsin has entered into two non-exclusive heavy maintenance services agreements for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin, and one exclusive engine maintenance agreement to perform certain maintenance, repair, restoration, overhaul, modification and other services on aircraft engines owned or operated by Air Wisconsin. Two of the non-exclusive heavy maintenance services agreements are subject to certain escalation of labor rates, one had an initial term that has been extended through September 2026, and the other has an initial term through May 2024 but Air Wisconsin has the right to extend the term for up to two renewal terms of one year each, on the same terms and conditions as during the initial term. The exclusive engine maintenance agreement is subject to an annual escalation and had an initial term through May 2021. Air Wisconsin exercised its right to extend the term through May 2023. No additional renewal options are available under the current agreement.

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

We have no off-balance sheet arrangements that would have or are reasonably likely to have a material current or future effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss below. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, in our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

Because our flights are distinct services that have the same pattern of transfer to the customer, satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised in the United capacity purchase agreement represent a series of services that are accounted for as a single performance obligation. Therefore, our contract revenues are recognized when service is provided and our performance obligation is determined on a per completed flight basis. The performance obligation of each completed flight is measured using departures. In addition, as a result of an amendment to the United capacity purchase agreement in October 2020 (the “CPA Amendment”), management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation is being recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment.

As discussed above, under the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through June 1, 2023, the end of the contract period. Accordingly, during the year ended December 31, 2022, Air Wisconsin recognized $28.3 million of fixed revenues that were previously deferred, compared to a deferral of $1.6 million of fixed revenues in the year ended December 31, 2021. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed over the remaining contract term. With respect to the stand ready performance obligation, for the years ended December 31, 2022 and December 31, 2021, Air Wisconsin recorded $18.0 million and $15.1 million in revenue, respectively.

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

Long-Lived Assets

As of December 31, 2022, we had approximately $102.3 million of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Factors that may impact our estimates used for depreciation include anticipated useful lives and estimated residual values. Estimates may be impacted by future economic uncertainties. At December 31, 2022, 63 of Air Wisconsin’s aircraft were subject to the United capacity purchase agreement.

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

The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2019. With a few exceptions, the Company is no longer subject to state, and local income tax examinations for the years prior to 2018. As of December 31, 2022, the Company had no outstanding tax examinations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, Harbor had no indebtedness, and Air Wisconsin had $61.2 million in secured indebtedness, including $9.2 million of short-term indebtedness and $52.1 million of long-term indebtedness. As of December 31, 2022 and December 31, 2021, all of Air Wisconsin’s indebtedness was subject to fixed interest rates. As a result, a hypothetical change in market interest rates would have no impact on the interest expense incurred by Air Wisconsin.

We have not generated or incurred, and do not expect to generate or incur, revenue or expenses in foreign currencies. As a result, we have not been, and do not expect to be, subject to foreign currency exchange risk.

Although airplane fuel is typically a material cost incurred by airlines, pursuant to both the United capacity purchase agreement and the American capacity purchase agreement, United and American source, procure and directly pay third-party vendors for substantially all fuel used in the performance of the respective agreement. As a result, the effect of the capacity purchase agreements is to insulate Air Wisconsin from volatility related to changes in fuel prices.

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. However, if Air Wisconsin’s costs become subject to significant inflationary pressures, including as a result of upward pressure on pilot and other labor wages and third-party vendor costs, it may not be able to fully offset or recover such increased costs under the United capacity purchase agreement and American capacity purchase agreement. Its inability or failure to do so could harm our business, financial condition and operating results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of and for the years ended December 31, 2022 and December 31, 2021, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report as set forth in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Harbor Diversified, Inc. and Subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Harbor Diversified, Inc. (a Delaware corporation)
and
subsidiaries (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Collectability of disputed receivable balances from United Airlines
As described further in Notes 3 and 8 to the consolidated financial statements, Air Wisconsin LLC (“Air Wisconsin”) and United Airlines (“United”) entered into a capacity purchase agreement (“CPA”) beginning in 2017. Subject to certain limited exceptions, Air Wisconsin is entitled to receive, under the CPA, fixed daily revenue for each aircraft covered under the CPA, in exchange for providing regional flying service for United. In October 2020, Air Wisconsin entered into an amendment to the United CPA (“CPA, as amended”) that required Air Wisconsin to stand ready to deliver flight services, which is calculated based on the terms in the CPA Amendment. Currently, a dispute exists with respect to the number of covered aircraft for which United is required to pay the contractual rate and with respect to certain quarterly note obligations related to the stand ready performance obligation owed to Air Wisconsin. In October 2022, United initiated arbitration under the CPA, as amended, and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. As of December 31, 2022, the consolidated financial statements include disputed accounts receivable from United for approximately $28.1 million as well as disputed notes receivables, including interest on notes receivable, of approximately $19.8 million, in accordance with the terms of the CPA, as amended (herein referred to as “disputed United receivables”). We identified the collectability of these disputed United receivables associated with the CPA, as amended, as a critical audit matter.
The principal consideration for our determination that the collectability of the disputed United receivables is a critical audit matter is the high degree of complexity associated with evaluating management’s conclusion that the amounts in dispute with United are collectable. Given that the dispute is largely dependent upon the determination from arbitration described in the consolidated financial statements, management’s qualitative evaluation of the collectability of the disputed United receivables and the determination of the potential award of the disputed amounts owed to Air Wisconsin by United required a high degree of auditor judgment to assess the reasonableness of management’s conclusion.
Our audit procedures related to the disputed United receivables included the following, among others.

•	We recalculated the disputed United receivables as of December 31, 2022, based on the terms of the CPA, as amended.

•
We inquired of management, internal and external legal counsel to gain an understanding of the relevant facts and circumstances related to matters in dispute, United’s appeals with respect to amounts in dispute, Air Wisconsin’s position and counterclaims, and the status of the related arbitration.

•
We obtained and read the relevant transaction and legal documents, including the CPA agreement and related amendments, United’s arbitration notice, Air Wisconsin’s answer and counterclaims, and other letters between Air Wisconsin and United in connection with the ongoing dispute.

•	We evaluated responses to inquiry letters sent to internal and external legal counsel for additional information related to the dispute.

•	We evaluated the reasonableness of management’s conclusions regarding the collectability of the disputed United receivables.

•
We assessed the sufficiency of management’s disclosures related to the disputed United receivables and related arbitration, including United’s intent to meet its payment obligations is largely dependent upon the resolution of arbitration and that the disputed receivables may not be collectable.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Milwaukee, Wisconsin
March 31, 2023

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except share values)

December 31,	2022	2021
Assets
Current Assets
Cash and cash equivalents	$33,333	$37,170
Restricted cash	849	1,449
Marketable securities	153,827	138,370
Accounts receivable, less allowances of $18 as of December 31, 2022 and $40 as of December 31, 2021	40,341	7,422
Notes receivable	19,452	—
Spare parts and supplies, less allowances of $11,764 as of December 31, 2022 and $10,819 as of December 31, 2021	4,579	5,200
Contract costs	143	518
Prepaid expenses and other	3,732	4,174

Total Current Assets	256,256	194,303

Property and Equipment
Flight property and equipment	263,970	259,720
Ground property and equipment	8,055	8,252
Less accumulated depreciation and amortization	(169,766)	(143,313)

Net Property and Equipment	102,259	124,659

Other Assets
Operating lease right-of-use asset	13,480	18,679
Intangibles	5,300	5,300
Long-term deferred tax assets	—	533
Long-term investments	4,275	4,275
Long-term contract costs	—	96
Long-term notes receivable	—	47,568
Other	1,077	3,988

Total Other Assets	24,132	80,439

Total Assets	$382,647	$399,401

See accompanying notes to consolidated financial statements.

4
7

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except share values)

December 31,	2022	2021
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,165	$20,060
Accrued payroll and employee benefits	12,989	14,885
Current portion of operating lease liability	5,091	5,150
Other accrued expenses	137	172
Contract liabilities	1,985	8,098
Deferred revenues	16,561	35,792
Current portion of long-term debt (stated principal amount of $7,000 as of December 31, 2022 and $3,500 as of December 31, 2021)	9,154	5,880

Total Current Liabilities	66,082	90,037

Other Liabilities
Long-term debt (stated principal amount of $48,600 as of December 31, 2022 and $56,000 as of December 31, 2021)	52,068	61,670
Long-term promissory note	4,275	4,275
Deferred tax liability	7,990	688
Long-term operating lease liability	5,849	10,877
Long-term contract liabilities	—	1,326
Deferred revenues, net of current portion	—	9,046
Other	1,977	2,722

Total Long-Term Liabilities	72,159	90,604

Commitments and Contingencies (Note 8)
Mezzanine Equity
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at December 31, 2022 and December 31, 2021	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued at December 31, 2022 and December 31, 2021, 45,219,737 shares outstanding at December 31, 2022 and 53,316,299 shares outstanding at December 31, 2021	555	555
Additional paid-in capital	285,668	287,429
Retained deficit	(40,034)	(79,144)
Treasury stock	(14,983)	(3,280)

Total Stockholders’ Equity	231,206	205,560

Total Liabilities and Stockholders’ Equity	$382,647	$399,401

See accompanying notes to consolidated financial statements.

4
8

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except share values)

Year ended December 31,	2022	2021
Operating Revenues
Contract revenues	$280,737	$247,519
Contract services and other	126	60

Total Operating Revenues	280,863	247,579

Operating Expenses
Payroll and related costs	109,831	106,881
Aircraft fuel and oil	169	171
Aircraft maintenance, materials and repairs	67,096	56,145
Aircraft rent	—	67
Other rents	6,582	5,375
Depreciation, amortization and obsolescence	26,327	26,552
Purchased services and other	14,992	13,535
Payroll Support Program	—	(66,316)

Total Operating Expenses	224,997	142,410

Income From Operations	55,866	105,169

Other (Expense) Income
Interest income	7,024	4,520
Interest expense	(3)	(847)
Loss on marketable securities	(8,826)	(1,158)
Gain on extinguishment of debt	53	10,363
Other, net	(11)	—

Total Other (Expense) Income	(1,763)	12,878

Net Income Before Taxes	54,103	118,047
Income Tax Expense	14,993	25,421

Net Income	$39,110	$92,626
Preferred stock dividends	$792	$792

Net income available to common stockholders	$38,318	$91,834

Basic earnings per share	$0.83	$1.69
Diluted earnings per share	$0.61	$1.29
Weighted average common shares:
Basic	46,359	54,321
Diluted	62,957	71,249
See accompanying notes to consolidated financial statements.

4
9

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2020	4,000	$13,200	54,863	618	$555	$288,221	$(171,770)	$(481)	$116,525
Net income	—	—	—	—	—	—	92,626	—	92,626
Preferred stock dividends	—	—	—	—	—	(792)	—	—	(792)
Repurchased stock	—	—	(1,547)	1,547	—	—	—	(2,799)	(2,799)

Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560
Net income	—	—	—	—	—	—	39,110	—	39,110
Preferred stock dividends	—	—	—	—	—	(792)	—	—	(792)
Repurchase of stock options						(969)			(969)
Repurchased stock	—	—	(8,096)	8,096	—	—	—	(11,703)	(11,703)

Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(40,034)	$(14,983)	$231,206

See accompanying notes to consolidated financial statements
.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

Year ended December 31,	2022	2021
Cash Flows from Operating Activities
Net income	$39,110	$92,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	26,327	26,552
Amortization of contract costs	(4,385)	(3,593)
Amortization of engine overhauls	2,757	1,901
Deferred income taxes	7,954	(6,045)
Loss (gain) on disposition of property and equipment	181	(298)
Loss on marketable securities	8,826	1,158
Gain on extinguishment of debt	(53)	(10,363)
Changes in operating assets and liabilities:
Accounts receivable	(32,919)	2,294
Notes receivable	28,116	(15,128)
Spare parts and supplies	(324)	(433)
Prepaid expenses and other	3,353	(3,803)
Operating lease right-of-use asset	112	218
Accounts payable	105	8,287
Accrued payroll and employee benefits	(1,896)	124
Other accrued expenses	(35)	(173)
Long-term deferred revenues	(9,046)	(21,674)
Contract liabilities	(3,054)	(707)
Deferred revenues	(19,231)	23,293
Income taxes payable	—	(107)
Other long-term liabilities	(864)	84

Net Cash Provided by Operating Activities	45,034	94,213

Cash Flows from Investing Activities
Additions to property and equipment	(5,513)	(3,637)
Proceeds on disposition of property and equipment	64	30
Purchase of marketable securities	(24,283)	(267,157)
Sale of marketable securities	—	127,629

Net Cash Used in Investing Activities	(29,732)	(143,135)

Cash Flows from Financing Activities
Repayments of long-term debt	(6,275)	(40,061)
Dividends paid on preferred stock	(792)	(792)
Repurchase of stock options	(969)	—
Repurchase of common stock	(11,703)	(2,799)

Net Cash Used in Financing Activities	(19,739)	(43,652)

Decrease in Cash, Cash Equivalents and Restricted Cash	(4,437)	(92,574)
Cash, Cash Equivalents and Restricted Cash, beginning of year	38,619	131,193

Cash, Cash Equivalents and Restricted Cash, end of year	$34,182	$38,619

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
no material assets.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Additionally, Air Wisconsin is continuing to explore aircraft leasing opportunities and entered into its first short-term aircraft lease in September 2022.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier. For the year ended December 31, 2022, Air Wisconsin was engaged in the business of providing scheduled passenger service solely for United Airlines, Inc. (United) under a capacity purchase agreement (United capacity purchase agreement) that was entered into in February 2017 and amended in October 2020, April 2021, April 2022, June 2022, September 2022 and February 2023. Air Wisconsin will cease flying for United in early June 2023.
In August 2022 Air Wisconsin entered into a separate capacity purchase agreement (American capacity purchase agreement) with American Airlines, Inc. (American), which was subsequently amended in February 2023 and March 2023, pursuant to which Air Wisconsin has agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations.
For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification (ASC) 280, “
Segment Reporting
,” we are not organized around specific services or geographic regions. For the year ended December 31, 2022, we operated in one service line providing scheduled flying services in accordance with the United capacity purchase agreement. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the board of directors. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operate as one operating and reportable segment.
As further discussed below, substantially all of our operating revenues in the years ended December 31, 2022 and December 31, 2021 were derived from operations associated with United.
Contract Revenues
More than 99.9
% of the Company’s operating revenues for the years ended December 31, 2022 and December 31, 2021 were derived from operations associated with the United capacity purchase agreement. In performing an analysis of the United capacity purchase agreement within the framework of ASC 842 and ASC 606, the Company determined a portion of its compensation designed to reimburse Air Wisconsin for use of a certain number of aircraft, or “right of use,” is considered lease revenue. All other revenue received by Air Wisconsin is considered non-lease revenue. After consideration of the lease and non-lease components based on stand-alone selling prices, the Company determined the non-lease component to be the predominant component of the United capacity purchase agreement and, as such, elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the United capacity purchase agreement is accounted for under ASC 606.

The Company recognizes revenue under the United capacity purchase agreement over time as services are provided. Under the agreement, Air Wisconsin is entitled to receive a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per aircraft per day. Under the agreement, Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. The agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses such as hull and liability insurance, property taxes and Canadian navigational fees.
United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments are reconciled through October 2022. Subject to final reconciliation of the provisional cash payments for the periods after October 31, 2022, as of December 31, 2022, United owed Air Wisconsin approximately $
29,435, which is recorded in accounts receivable, net, on the consolidated balance sheets. United is disputing that it owes $28,071 of this amount. For additional information regarding the dispute with United, refer to Note 8,
Commitments and Contingencies
.
Under the United capacity purchase agreement, Air Wisconsin is eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The incentives are defined in the agreement, and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved, or penalties payable, during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606, Revenue from Contracts with Customers (Topic 606). Although the final reconciliations have not been completed for periods after October 2022, after considering operational performance related to expected incentive and penalty payments, Air Wisconsin has received, or is likely to receive, net payments of $6,420 for the year ended December 31, 2022 as compared to $3,028 for the year ended December 31, 2021. As of December 31, 2022, Air Wisconsin recorded $2,307 as part of accounts receivable, net, on the consolidated balance sheets related to net incentive amounts. As of December 31, 2021, Air Wisconsin recorded a liability of $
117
 as part of contract liabilities on the consolidated balance sheets related to net penalties owed to United.
Under the United capacity purchase agreement, Air Wisconsin is entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through the wind-down period under the United capacity purchase agreement (wind-down period). Accordingly, during the year ended December 31, 2022, Air Wisconsin recognized $28,277 of fixed revenues that were previously deferred, compared to a deferral of $1,618 of fixed revenues in the year ended December 31, 2021. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining contract term, including the wind-down period, based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed through the end of the wind-down period. As of December 31, 2022 and December 31, 2021, deferred fixed revenues in the amount of $16,561 and $44,838, respectively, were recorded as part of deferred revenues on the consolidated balance sheets. For additional information regarding the wind-down schedule with United, refer to Note 2,
Liquidity
.
Consistent with the discussion above, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, Air Wisconsin also recognized increased non-refundable
upfront fee revenues and increased fulfillment costs, both of which are amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the year ended December 31, 2022, Air Wisconsin recorded $4,385 of revenue from upfront fees and $470 of fulfillment costs, compared to $3,593 in revenue from upfront fees and $385 of fulfillment costs for the year ended December 31, 2021. As of December 31, 2022, deferred upfront fee revenue in the amount of $1,335 is recorded as part of contract liabilities on the consolidated balance sheets.
As part of the October 2020 amendment to the United capacity purchase agreement (CPA Amendment), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods through the end of the wind-down period. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base, of which $73 was deferred as of December 31, 2021. For the year ended December 31, 2022, Air Wisconsin recorded $2,132 of revenue related to these items, compared to $1,923 of revenue related to these items for the year ended December 31, 2021. As of December 31, 2022, deferred CPA Amendment revenue in the amount of $650 is recorded as part of contract liabilities on the consolidated balance sheets.

5
3

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
The amount of revenues recognized for the year ended December 31, 2022 that were previously recorded as contract liabilities were $6,517.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation is being recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the year ended December 31, 2022, Air Wisconsin recorded $18,023 in revenue related to this performance obligation compared to $15,128 for the year ended December 31, 2021. Under the CPA Amendment, United is required to accrue this amount and, upon request by Air Wisconsin, deliver a note evidencing this amount each quarter. Therefore, this amount is recorded in notes receivable on the consolidated balance sheets. The notes receivable contain a significant financing component and any interest income is separately reported in the consolidated statements of operations. United has disputed that it owes these amounts in respect of certain quarters and has refused to deliver notes for those quarters. On November 4, 2022, United prepaid to Air Wisconsin $50,126 to satisfy all of the outstanding, undisputed notes receivable, including all accrued interest, pursuant to the CPA Amendment in respect of the period of the second quarter 2020 through the third quarter 2021 and the $11,048 note receivable described above. As of December 31, 2022, the principal amount of the unpaid disputed notes totaled $19,452, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of December 31, 2022, interest receivable on the disputed notes totaled $335 and is recorded in accounts receivable, net on the consolidated balance sheets. For additional information regarding the dispute with United, refer to Note 8,
Commitments and Contingencies
.
Other Revenues
Other revenues primarily consist of the sales of parts to other airlines and aircraft lease payments. These other revenues are immaterial in all periods presented. The transaction price for these other revenues generally is fair market value.
Cash and Cash Equivalents
Money market funds and investments and deposits with an original maturity of three months or less when acquired are considered cash and cash equivalents.
Restricted Cash
As of December 31, 2022 and December 31, 2021, the Company had a restricted cash balance of $849 and $1,449, respectively. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
and Note 16,
Stock Repurchase Program.
Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in ASC Topic 321,
Investments-Equity Securities
, with the change in fair value during the period included in the consolidated statements of operations. As of December 31, 2022 and December 31, 2021, the fair value of the Company’s marketable securities was $153,827 and $138,370, respectively.

5
4

The calculation of net unrealized gains and losses that relate to marketable securities held as of December 31, 2022 and December 31, 2021 is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net losses recognized during the period on equity securities	$(8,826)	$(1,158)
Less: Net gains recognized during the period on equity securities sold during the period	—	2

Unrealized losses recognized during the period on equity securities held as of the end of the period	$(8,826)	$(1,160)

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
The table below sets forth the original cost of the Company’s fixed assets and accumulated depreciation as of the dates presented. The table excludes construction in process of $
2,237
and $
3,573
for the years ended December 31, 2022 and December 31, 2021, respectively.

For the years ended:	December 31, 2022		December 31, 2021
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	70,089	40,544	70,178	31,319
Engines	163,708	103,834	157,510	86,339
Rotable parts	27,936	18,655	28,459	18,834
Ground equipment	2,718	2,063	2,555	1,868
Office equipment	4,519	4,218	4,509	4,130
Leasehold improvements	818	452	1,188	823

	269,788	169,766	264,399	143,313

Air Wisconsin’s capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop visit. Lotus’ engine maintenance costs are expensed.

5
5

Depreciation expense in the years ended December 31, 2022 and December 31, 2021 was $24,911 and $24,997, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying consolidated statements of operations.
Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets
The Company evaluates long-lived assets and indefinite-lived intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates and assumptions regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived assets and indefinite-lived intangible assets and determined that no quantitative impairment tests were required to be performed as of December 31, 2022 and December 31, 2021.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2019. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2018. As of December 31, 2022, the Company had no outstanding tax examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued $62 and $57 for the payment of interest and penalties at December 31, 2022 and December 31, 2021, respectively.
Comprehensive Income
The Company does not have any components of comprehensive income and, as of December 31, 2022 and December 31, 2021, comprehensive income is equal to net income reported in the consolidated statements of operations.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes that minimal credit risk exists with respect to these financial institutions. As of December 31, 2022, in addition to cash and cash equivalents of $33.3 million, the Company had $0.8 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Substantially all of the Company’s consolidated revenue for the years ended December 31, 2022, and December 31, 2021, and accounts receivable and notes receivable at the end of both years were derived from the United capacity purchase agreement.

5
6

Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations; and at that point, substantially all of the Company’s revenues will be derived from the American capacity purchase agreement.
Neither United’s nor American’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement are collateralized.
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
The tables below set forth the Company’s classification of marketable securities and long-term investments as of the dates presented:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$109,178	$109,178	$—	$—
Marketable securities – mutual funds	44,649	44,649	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$158,102	$153,827	$4,275	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$113,936	$113,936	$—	$—
Marketable securities – mutual funds	24,434	24,434	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$142,645	$138,370	$4,275	$—

Reclassifications
Certain operating expenses previously recorded in purchased services and other in the consolidated statements of operations in the amount of $12,403 for the year ended December 31, 2021, have been reclassified to aircraft maintenance, materials and repairs to conform to the presentation for the year ended December 31, 2022, with no effect on net income. The reclassification relates to certain third party maintenance activities.

5
7

Certain
non-operating
income previously recorded in other, net in the consolidated statements of operations in the amount of $2,496 for the year ended December 31, 2021, has been reclassified to interest income to conform to the presentation for the year ended December 31, 2022, with no effect on net income. The reclassification relates to income on marketable securities.
Certain current liabilities previously recorded in contract liabilities in the consolidated balance sheets as of December 31, 2021 have been reclassified to deferred revenue in the amount of $35,792 to conform to the presentation as of December 31, 2022. As a result of this change, the consolidated statements of cash flows also required a reclassification from contract liabilities in the amount of $35,792 to deferred revenues in the
Cash Flows from Operating Activities
section of the consolidated statements of cash flows.
Upcoming Accounting Pronouncement
In June 2016, FASB issued ASU
2016-13,
Financial Instruments—Credit Losses
(Topic 326):
Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
ASU
2016-13
introduces a new accounting model known as Current Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. ASU
2016-13
is effective for calendar years beginning after December 15, 2022, including interim periods within those calendar years, with early adoption permitted. The Company believes the adoption of this standard will not have a material impact on its consolidated financial statements.
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
Reduced Block Hours
Since the beginning of the
COVID-19
pandemic, Air Wisconsin has experienced significantly reduced block hours relative to historical levels, both as a result of the pandemic and the prevailing industry-wide pilot shortage. Although the disruption in passenger demand due to the pandemic has largely subsided, the pilot shortage is expected to continue for the foreseeable future and is currently the leading factor preventing Air Wisconsin from consistently achieving block hours in line with pre-pandemic
levels.
In addition, Air Wisconsin expects that its block hours will be temporarily reduced as a result of the transition from flying for United to flying for American. Before any Air Wisconsin aircraft can be available to operate flights for American, that aircraft must first be removed from service under the United capacity purchase agreement, painted to meet the livery requirements of the American capacity purchase agreement and otherwise modified to meet such requirements. During the period from the withdrawal of an aircraft from service under the United capacity purchase agreement until it is placed into service under the American capacity purchase agreement, that aircraft will not generate revenues from either United or American. The period of time that an aircraft will not be covered by either capacity purchase agreement depends on Air Wisconsin’s ability to induct aircraft into service for American, which is not entirely within Air Wisconsin’s control and is subject to many factors, including the time it will take to cause the aircraft to meet the requirements of the American capacity purchase agreement, the painting of the aircraft (which generally has a span time of at least two weeks) and the availability of pilots. There can be no assurance that this transition will proceed smoothly, and unexpected delays in or costs associated with the transition could have a material adverse effect on the Company’s business, financial condition and results of operations.
For additional information, refer to Part I, Item 1, “
Business
—
American Capacity Purchase Agreement
” within this Annual Report.
United Capacity Purchase Agreement
The fixed amount Air Wisconsin is entitled to receive under the United capacity purchase agreement is based on a fixed contractual rate and number of covered aircraft, although there is currently a dispute with United as to the number of covered aircraft for which United is required to pay the fixed contractual rate. In October 2022, United initiated arbitration with respect to this dispute. The arbitration process is on-going.

5
8

Variable revenue may be earned based on the number of block hours and departures. Since the onset of the
COVID-19
pandemic and with the continuing pilot shortage, variable revenues have been significantly reduced due to the lower number of flights relative to historical levels. However, the impact of the
COVID-19
pandemic and pilot shortage on the Company’s financial position has been partially mitigated or offset by the fixed revenue under the United capacity purchase agreement and by funds received under the Paycheck Protection Program and the Payroll Support Program described below. If United does not pay the full amount Air Wisconsin believes it is required to pay under the agreement, as a result of the current dispute with Air Wisconsin, or otherwise, the Company could experience a significant adverse effect on its results of operations, financial condition and liquidity. For additional information regarding the United capacity purchase agreement dispute, refer to Note 8,
Commitments and Contingencies
.
A portion of the fixed amount of revenue had been deferred based on future expected flight activity, since fixed revenue is allocated over current and expected future departures through the end of the contract term, including the wind-down period. Beginning with the third quarter of 2021, Air Wisconsin began to reverse prior deferred revenue based on increased completed flights and projected future completed flight activity, and anticipates continuing to do so through the end of the wind-down period. For additional information, refer to Note 1,
 Summary of Significant Accounting Policies
.
Governmental Assistance
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
The proceeds of the Treasury Payroll Support under the PSP Agreements were recorded in cash and cash equivalents when received and were recognized as a contra-expense under Payroll Support Program in the consolidated statements of operations for the periods

5
9

for which the funds were intended to offset payroll expenses. As all amounts were recognized at December 31, 2021, Air Wisconsin did not recognize a reduction in operating expense in the year ended December 31, 2022, as compared to $66,316 for the year ended December 31, 2021.
3. Capacity Purchase Agreements with United and American
In February 2017, Air Wisconsin entered into the United capacity purchase agreement. A dispute exists under the agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the United capacity purchase agreement and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. Air Wisconsin expects that, unless the parties reach a settlement before then, the arbitration hearing will occur in July 2023 and that the arbitrators will make their award in August 2023. In December 2022 and February 2023, Air Wisconsin sent United notices of termination of the agreement. In the arbitration, United has contested Air Wisconsin’s right to terminate the agreement. In accordance with the termination provisions of the agreement, and in response to Air Wisconsin’s first termination notice, United delivered in January 2023 a revised wind-down schedule. Following the delivery of that revised schedule, in February 2023, the parties agreed, in a sixth amendment to the United capacity purchase agreement, to a replacement wind-down schedule that provides for the withdrawal of aircraft from the agreement beginning in January 2023 and continuing until early June 2023, at which time all of Air Wisconsin’s remaining aircraft will be withdrawn from the agreement, and Air Wisconsin will cease flying for United. For its revenue calculations, Air Wisconsin has assumed that it will cease flying for United in June 2023. For additional information, refer to Note 8,
 Commitments and Contingencies.
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin has agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations, which is scheduled to occur in early June 2023. In February 2023, American and Air Wisconsin entered into a first amendment to the American capacity purchase agreement which revised compensation rates for 2023 through 2027 and obligated American to a fixed payment to assist Air Wisconsin with current pilot compensation.
4. Property and Equipment
As of December 31, 2022, Air Wisconsin owned 64
CRJ-200
regional jets.
5. Income Taxes
The income tax provision consists of the following:

Year ended December 31,	2022	2021
Current Expense
Federal	$6,498	$27,084
State	541	4,382

Total Current Expense	7,039	31,466

Deferred Expense (Benefit)
Federal	6,910	(5,405)
State	1,044	(640)

Total Deferred Expense (Benefit)	7,954	(6,045)

Income Tax Expense	$14,993	$25,421

The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the provision for income taxes by the income before the provision for income taxes:

Year ended December 31,	2022	2021
Computed provision for income taxes at the statutory rate	$11,362	$24,790
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	1,189	2,757
Non-deductible expenses	60	52
Tax exempt income	—	(2,100)
Valuation allowance changes affecting the provision for income taxes	2,375	—
Return to provision adjustments	9	—
Other, net	(2)	(78)

Provision for income taxes	$14,993	$25,421

As of December 31, 2022 and December 31, 2021, the Company’s deferred tax assets were primarily the result of deferred revenues which have previously been included in taxable income and accruals and reserves that have not yet been deducted in determining taxable income. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2022 and December 31, 2021, the Company achieved three years of cumulative pretax ordinary income. In addition, the projection of taxable income in future periods led management to believe that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets that are ordinary in nature are realizable. Therefore, no valuation allowance is necessary as of December 31, 2022 with respect to deferred tax assets that are ordinary in nature.
For the year ended December 31, 2022, the Company recorded a valuation allowance of $2,375 against deferred tax assets that are capital in nature and consist of an unrealized loss on investments. As of December 31, 2022, the Company sustained three years of cumulative pretax capital losses. In addition, management considered other positive and negative evidence when assessing whether a valuation allowance was necessary against deferred tax assets that were capital in nature. The negative evidence outweighed positive evidence, leading management to conclude that a valuation allowance was necessary as of December 31, 2022.
Deferred tax assets and liabilities reflect temporary differences between financial and tax reporting. Significant components of deferred tax assets and liabilities are as follows:

December 31,	2022	2021
Deferred Tax Assets
Accruals and reserves not currently deductible	$5,294	$5,647
State NOL carryovers	70	21
Accrued and deferred compensation	1,987	2,562
Prepaid items	111	891
Lease liability	694	1,033
Contract liability	283	1,215
Deferred revenues	4,094	11,328
Unrealized loss on investments	2,375	276
Other	1,240	1,266
Subtotal before valuation allowance	16,148	24,239
Less: valuation allowance	(2,375)	—

Total Deferred Tax Assets	13,773	24,239

Deferred Tax Liabilities
Property and equipment	(20,475)	(22,607)
Right-of-use asset	(1,282)	(1,663)
Other	(6)	(124)

Total Deferred Tax Liabilities	(21,763)	(24,394)

Net Deferred Income Tax Liabilities	$(7,990)	$(155)

At December 31, 2022 and December 31, 2021, the Company had no federal net operating losses, and state net operating losses of approximately $1,280 and $731, respectively. As of December 31, 2022, the estimated effective tax rate applicable to the federal and state net operating losses is 21.0% and 5.5%, respectively. Federal net operating losses are not subject to an expiration date but are subject to an 80% of taxable income limitation after 2020, while the Company expects the state net operating losses to begin to expire in 2040. State net operating losses differ with respect to expiration dates and limitations dependent on state specific regulations. The Company has no ongoing federal or state examinations. Federal tax years 2019, 2020, and 2021 are open to examination.

Under ASC Topic 740, the accounting guidance related to uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022 and December 31, 2021 is as follows:

December 31,	2022	2021
Unrecognized tax benefits at the beginning of the year	$118	$177
Gross increases – current year tax provisions	5	—
Gross decreases – lapse of statute	—	(59)

Unrecognized tax benefits at the end of the year	$123	$118

Interest and penalties in year-end balance	$62	$57

6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

December 31,	2022	2021

Notes, due December 31, 2025, 4.0% (a)	$61,222	$67,550
Less: current maturities	9,154	5,880

Long-term debt	$52,068	$61,670

(a)
In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender (Lender), which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (Aircraft Notes) and the maturity date was extended to December 31, 2025. The aggregate principal amount of the senior aircraft notes in excess of $70,000, the entire outstanding principal balance of the subordinated aircraft notes and all accrued interest were cancelled. Air Wisconsin concluded the restructuring should be classified as a troubled debt restructuring. As such, the future undiscounted interest payments were capitalized as part of the carrying value. As of December 31, 2022 and December 31, 2021, the future undiscounted interest payments that were capitalized as part of the debt were $5,622 and $8,050, respectively. There is mandatory amortization of the Aircraft Notes in the aggregate amount of $3,500 semi-annually, and certain additional mandatory prepayments based on excess cash flow are required. The Aircraft Notes are secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts. The carrying amount of the collateral exceeds the value of the debt.

In September 2022, Air Wisconsin prepaid approximately $400 of debt outstanding under the Aircraft Notes due December 31, 2025. The prepayment under the Aircraft Notes resulted in a $53 gain on extinguishment of debt due to the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt.
Maturities of long-term debt for the years subsequent to December 31, 2022, are as follows:

Fiscal Year	Amount
2023	$9,154
2024	8,874
2025	43,194

Total	$61,222

The debt agreements include, among other provisions, certain covenants. At December 31, 2022 and December 31, 2021, Air Wisconsin was in compliance with the covenants of all of its debt agreements.
As of December 31, 2022, all of the Company’s long-term debt was subject to fixed interest rates.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest and payable semiannually on each May 1 and November 1. In May 2006, Air

Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,547 and $2,778 as of December 31, 2022 and December 31, 2021, respectively.
7. Lease Obligations
The Company reviewed all contracts and service agreements in effect in 2022 for criteria meeting the definition of a lease within the framework of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. In those instances, the Company elected to account for such components as a single lease component. The Company’s operating lease activities are recorded in operating lease right-of-use assets, current portion of operating lease liability, and long-term operating lease liability in the consolidated balance sheets. Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from six months to
11
 years. For leases of 12 months or less, the Company elected a short-term lease practical expedient for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
As of December 31, 2022, the Company’s
right-of-use
assets were $13,480, the Company’s current maturities of operating lease liabilities were $5,091, and the Company’s noncurrent lease liabilities were $5,849. During the years ended December 31, 2022 and December 31, 2021, the Company paid $5,881 and $4,714, respectively, in operating lease payments reflected as a reduction from operating cash flows.
The table below presents operating lease related terms and discount rates as of December 31, 2022:

Weighted-average remaining lease term	2.93 years
Weighted-average discount rate	5.73%
Components of lease costs were as follows for the years ended December 31,

	2022	2021
Operating lease costs	$5,862	$4,809
Short-term lease costs	508	499
Variable lease costs	212	134

Total Lease Costs	$6,582	$5,442

As of December 31, 2022 and December 31, 2021, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Certain leases are subject to non-cancellable
lease terms or may include variable rate increases tied to the consumer price index. One of our leases also provides that Air Wisconsin reimburse the Lessor for Air Wisconsin’s pro-rata
share of taxes and other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. Rent expense recorded under all operating leases, inclusive of engine leases, was $6,582 and $5,442 in the years ended December 31, 2022 and December 31, 2021, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable
lease terms greater than twelve months as of December 31, 2022:

Fiscal Year	Amount
2023	$5,580
2024	3,222
2025	2,487
2026	171
2027	75
Thereafter	357

Total lease payments	11,892
Less imputed interest	(952)

Total Lease Liabilities	$10,940

6
3

8. Commitments and Contingencies
Legal Matters
The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of December 31, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.
United Capacity Purchase Agreement Dispute
A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of December 31, 2022, the aggregate amount in dispute was approximately $47,858. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the disputed amounts as claimed by Air Wisconsin. As Air Wisconsin and United are in the early stages of arbitration, Air Wisconsin cannot, with any degree of certainty, estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position and is entitled to the disputed amounts under the terms of the United capacity purchase agreement. As a result, the Company has recognized all disputed amounts through December 31, 2022.
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
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.
Standby Letters of Credit
As of December 31, 2022, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of December 31, 2022, Air Wisconsin maintained a credit facility with a borrowing capacity of $374 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Payment Due for Year Ending December 31,
	Total	2023	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$55,600	$7,000	$7,000	$41,600	$—	$—	$—
Aircraft Notes Interest	$5,622	$2,154	$1,874	$1,594	$—	$—	$—
Operating Lease Obligations	$11,892	$5,580	$3,222	$2,487	$171	$75	$357

Total	$73,114	$14,734	$12,096	$45,681	$171	$75	$357

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As a result of certain prepayments made under the Aircraft Notes in June 2021, no semi-annual installments were due prior to

6
4

December 31, 2022. As of December 31, 2022, all of the Company’s long-term debt was subject to fixed interest rates. For additional information regarding the Aircraft Notes, refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
”
within this Annual Report and Note 6,
Debt
.
9. Retirement Plans
The Company has defined contribution retirement plans that cover substantially all employees. The Company contributes to these plans. Total expense under all plans for the years ended December 31, 2022 and December 31, 2021 was $3,767 and $4,358, respectively.
10. Related-Party Transactions
Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $240 to Resource Holdings for each of the years ended December 31, 2022 and December 31, 2021, plus the reimbursement of certain out-of-pocket
expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150 and $113 to Resource Holdings for the years ended December 31, 2022 and December 31, 2021, respectively. For additional information, refer to the section entitled “
Certain Relationships and Related Transactions, and Director Independence
” within this Annual Report.
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
(IAMAW). The Transport Workers Union of America (TWU) represents dispatchers.
As of December 31, 2022, Air Wisconsin was in mediated negotiations with TWU that represents dispatchers. The agreement with the TWU was amendable November 1, 2020, however the negotiation process did not begin until August 17, 2021. Air Wisconsin is in preliminary direct negotiations with ALPA and AFA, but mediated negotiations have not yet commenced. Air Wisconsin believes the resolution of its negotiations will not have a material impact on its financial position or operations.
Amendable dates for each bargaining unit are:

Bargaining Unit	Amendable Date	Percentage of Workforce
Pilots	November 21, 2022	43.5%
Dispatchers	November 1, 2020	2.6%
Mechanics	September 20, 2023	8.8%
Technical store clerks	September 20, 2022	2.7%
Flight attendants	October 1, 2022	17.4%
12. Earnings Per Share and Equity
Calculations of net income per common share for the dates presented were as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Net income	$39,110	$92,626
Preferred stock dividends	792	792

Net income applicable to common stockholders	38,318	91,834

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	46,359	54,321
Stock option	98	428
Series C Preferred	16,500	16,500

Shares used in calculating diluted earnings per share	62,957	71,249

Earnings allocated to common stockholders per common share
Basic	$0.83	$1.69

Diluted	$0.61	$1.29

6
5

Basic earnings per share of common stock is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the exercise of a stock option granted in 2015 (the “2015 Option”) into 98 and 428 shares of common stock under the treasury stock method for the years ended December 31, 2022 and December 31, 2021, respectively. In March 2022, Harbor entered into an agreement with the holder to cancel the 2015 Option in exchange for $969. The shares underlying the 2015 Option are included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding.
Series C Convertible Redeemable Preferred Stock
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
The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the board of directors (Preferential Dividends). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month period following such election (Dividend Ratchet). At the option of the board of directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (PIK Dividends).
Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $
0.80
, subject to certain adjustments set forth in the Certificate of Designations (Conversion Price). The Conversion Price as of the date of this filing is $
0.15091
. The Conversion Price may be subject to further adjustment as described in the Certificate of Designations.
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5
% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional
0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of December 31, 2022, 755 shares of the Series C Preferred were immediately convertible into 16,500 shares of common stock (representing 26.7% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares
. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.
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
On March 30, 2022, June 30, 2022, September 30, 2022, and December 30, 2022
, the board of directors declared a Preferential Dividend of $
198 on the Series C Preferred, which was paid on March 31, 2022, June 30, 2022, September 30, 2022 and December 30, 2022, respectively.
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

6
6

Excluded Stock Options
In January 2022, Harbor granted a group of affiliated stockholders options to sell additional shares of Harbor’s common stock owned by the stockholders at fixed prices. As these options expired out-of-the-money
during the year ended December 31, 2022, they would have had an anti-dilutive effect on the calculation of diluted earnings per share and thus are not included in the calculation above.
13. Stock Option
In 2015, Harbor issued a stock option (the 2015 Stock Option) to purchase 558,835 shares of its common stock at an exercise price of $0.21386 per share. The value of the 2015 Stock Option at the date of grant was deemed to be $0.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. The 2015 Stock Option was the only stock option outstanding as of December 31, 2021. In March 2022, the Company and the holder of the 2015 Stock Option entered into an agreement pursuant to which the 2015 Stock Option was cancelled and terminated in exchange for a cash payment by the Company of approximately $969.
14. Supplemental Cash Flow Information
Cash payments for interest for the years ended December 31, 2022 and December 31, 2021 were $2,375 and $3,337, respectively. Cash payments for income taxes for the years ended December 31, 2022 and December 31, 2021 were $7,925 and $33,956, respectively.
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported on the consolidated balance sheet that sum to the total of those same amounts shown in the consolidated statement of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$33,333	$37,170
Restricted cash	849	1,449

Total cash, cash equivalents, and restricted cash	$34,182	$38,619

15. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	December 31,
	2022	2021
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

16. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired a total of 8,096,562 shares of its common stock pursuant to the stock repurchase program in the year ended December 31, 2022. As of December 31, 2022, total cash of $475 is held for the repurchase of shares under Harbor’s stock repurchase program. This amount is included in restricted cash.
For additional information, refer to Part II, Item 5, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
.”

6
7

17. Subsequent Events
The Company evaluated its consolidated financial statements for the year ended December 31, 2022 for subsequent events through March 31, 2023, the date the financial statements were available to be issued. The following subsequent events are noted:

•
In February 2023, United and Air Wisconsin entered into a sixth amendment to the United capacity purchase agreement which provided a schedule for the withdrawal of aircraft from the agreement and provided the maximum number of block hours that Air Wisconsin could be scheduled to fly for United and American until early June 2023.

•
In February 2023, American and Air Wisconsin entered into a first amendment to the American capacity purchase agreement which revised compensation rates for 2023 through 2027 and obligated American to a fixed payment to assist Air Wisconsin with current pilot compensation.

•	In March 2023, Air Wisconsin commenced flying for American under the American capacity purchase agreement.

6
8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2022, the last day of the period covered by this Annual Report. Based on this evaluation, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report of the Registered Public Accounting Firm

As a “smaller reporting company,” we are not required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Consistent with SEC rules and regulations, our executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”). The following table sets forth information concerning our executive officers and directors as of January 1, 2023:

Name	Age	Position

Executive Officers
Christine R. Deister	73	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns	58	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay	39	Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer
Gregg Garvey	57	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC Principal Accounting Officer

Non-Employee Directors
Richard A. Bartlett	65	Director, Harbor Diversified, Inc.
Nolan Bederman(1)	50	Director, Harbor Diversified, Inc.
Kevin J. Degen(1)	65	Director, Harbor Diversified, Inc.

(1)	Serves as a member of our audit committee.

Executive Officers

Christine R. Deister

Ms. Deister, 73, has served as the Company’s Chief Executive Officer and Secretary since March 2020. Ms. Deister has also served as Chief Financial Officer and Secretary of Lotus Aviation Leasing, LLC and Chief Financial Officer and Secretary of Air Wisconsin Funding LLC (“AWF”) since April 2020, as well as President, Secretary and a director of Harbor Therapeutics, Inc. since April 2020. Ms. Deister has served as Vice President of Special Projects for Air Wisconsin since April 2020 and also serves as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”). Ms. Deister was initially appointed Chief Financial Officer and Secretary of the Company in March 2012, and was subsequently appointed President of the Company in July 2019. Previously, Ms. Deister served as President and Chief Executive Officer of Air Wisconsin from April 2015 until March 2019 and as Chief Executive Officer until March 2020. From November 2014 to April 2015, Ms. Deister served as Chief Commercial Officer of Air Wisconsin. From November 2004 to November 2014, Ms. Deister served as Executive Vice President and Chief Financial Officer of Air Wisconsin. Prior to Air Wisconsin, Ms. Deister served as Executive Vice President and Chief Financial Officer of Hawaiian Airlines from 2001 to November 2004. Prior to 2001, Ms. Deister held various executive roles with Trans World Airlines, including Senior Vice President of Finance and Treasurer.

Robert Binns

Mr. Binns, 58, has served as Air Wisconsin’s President since April 2019, and as its Chief Executive Officer since March 2020. Mr. Binns has also served as a member of the board of managers of Air Wisconsin and as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”) since April 2020. Mr. Binns brings over 25 years of airline and industry-related leadership to these roles. Prior to joining Air Wisconsin, Mr. Binns was the Chief Executive Officer and member of the board of managers of Hybrid Enterprises, LLC, the exclusive reseller of Lockheed Martin’s hybrid airship, until December 2018 and held executive roles with Wivenhoe Aviation, LLC, from 2013 to 2015, Global Aviation Holdings, from 2004 to 2013, TransMeridian Airlines, from 2001 to 2004, Pegasus Aviation, from 1999 to 2001, and Trans World Airlines, from 1994 to 1999. Mr. Binns holds an M.B.A. from the University of Kansas, an M.A. in Political Behavior from Essex University in England, and a B.A. in History and Political Science from the University of Kansas.

Liam Mackay

Mr. Mackay, 39, has served as Air Wisconsin’s Chief Financial Officer since January 1, 2021. Prior to joining Air Wisconsin, Mr. Mackay served as Director, United Express Commercial Strategy at United, since 2019. From 2016 to 2019, Mr. Mackay served as Director, United Express Regional Partner Management at United, and from 2011 to 2016, he served as Senior Manager, Financial Analysis at United. Mr. Mackay graduated from The University of Western Ontario in 2005 with a Bachelor of Administrative & Commercial Studies in Commercial Aviation Management degree, and he obtained an M.B.A. in Aviation from Embry-Riddle Aeronautical University in 2007.

Gregg Garvey

Mr. Garvey, 57, has served as Air Wisconsin’s Senior Vice President, Chief Accounting Officer and Treasurer since October 2018, and has worked with Air Wisconsin in various roles since 1999. Mr. Garvey also serves as Vice President, Chief Financial Officer and Treasurer of AWAC. Prior to joining Air Wisconsin in 1999, Mr. Garvey served as a Tax Manager, Tax Supervisor, and Staff Accountant at Schenck & Associates (currently part of CliftonLarsonAllen LLP), a large regional public accounting firm in Appleton, Wisconsin. Mr. Garvey also held positions of Financial Analyst and Forecasting Accountant and Senior Tax Accountant at Repap Wisconsin, Inc., a paper company formerly located in Kimberly, Wisconsin. Mr. Garvey holds a B.B.A. in Accounting from the University of Wisconsin-Whitewater, an M.S. in Taxation from the University of Wisconsin-Milwaukee, and an M.B.A. from the University of Wisconsin-Oshkosh. Mr. Garvey is also a Certified Public Accountant.

Non-Employee Directors

Richard A. Bartlett

Mr. Bartlett, 65, has served on the Company’s board of directors since August 2011. Mr. Bartlett is the managing director of Resource Holdings, Ltd., a private equity firm located in New York, New York. He has served on the board of directors of numerous privately held and publicly traded companies across a wide variety of industries, including the board of directors of Air Wisconsin for more than 25 years. Mr. Bartlett served on the board of directors of US Airways, Inc. from 2005 to 2008. Prior to joining Resource Holdings, Ltd. in 1984, he served as a law clerk for an associate justice of the Supreme Court of the United States, and prior to that, for a senior judge of the U.S. Circuit Court for the District of Columbia. Mr. Bartlett received his J.D. from Yale Law School and his B.A. from Princeton University.

We believe Mr. Bartlett’s experience serving as a principal at a private equity firm for over 30 years, and on the boards of directors of multiple companies, including Air Wisconsin and US Airways, Inc., provides him with the skills necessary to understand business strategy and planning, financial statements, and board process and functions, all of which qualify him for service as a director.

Nolan Bederman

Mr. Bederman, 50, has served on the Company’s board of directors and on Air Wisconsin’s board of managers since March 2019. Mr. Bederman currently serves as a founder and Managing Partner of Bederman Capital Corp., a private equity firm. Prior to forming Bederman Capital Corp., Mr. Bederman served as partner and co-founder of Genuity Capital Partners from 2005 to 2013. Prior to Genuity Capital Partners, Mr. Bederman served as an executive director of private equity with CIBC Capital Partners from 2002 to 2004, and was promoted to Vice President of investment banking with Merrill Lynch & Co., where he served as a mergers and acquisitions advisor from 1998 to 2002. Mr. Bederman has served since 2013 as Chair, and since 2021 as Executive Chair, of the board of LifeSpeak, Inc., a public company. He has also served since 2016 as Chair of the board of Berkeley Street Holdings, Inc. Mr. Bederman received his J.D. and M.B.A. from the University of Toronto, and a B.A. in Economics from the University of Western Ontario.

We believe Mr. Bederman’s experience in private equity, and as the founder of multiple complex organizations, brings to the Company’s board of directors critical skills related to leadership, financial oversight, strategic planning and corporate governance, all of which qualify him for service as a director.

Kevin J. Degen

Mr. Degen, 65, has served on the Company’s board of directors and on Air Wisconsin’s board of managers since March 2019. Mr. Degen has served as a Vice President with Burnham Sterling & Company, a financial advisory firm since January 2023. Prior to that, Mr. Degen was a principal with Greencastle Advisors LLC, an advisory firm in the transportation sector, from 2010 to 2022. Prior to founding Greencastle, Mr. Degen was employed by Seabury Group LLC, an aviation advisory firm, from 2000 to 2009, where he was a Managing Director. Prior to Seabury Group, from 1996 to 1999, Mr. Degen served as Senior Vice President for Donaldson, Lufkin and Jenrette, an investment banking firm, and from 1993 to 1996, as a portfolio manager with Southport Management Group. Prior to Southport, Mr. Degen held various investment banking positions with Lehman Brothers, PaineWebber Inc., and E.F. Hutton Inc. from 1982 to 1992. Mr. Degen served as a director of START III USA LLC, an aircraft leasing SPV, from 2019 to 2022. Mr. Degen received an M.B.A. from Harvard Business School and a B.S. in Engineering from Princeton University.

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

Codes of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Ethics”) applicable to our principal executive officer, principal financial officer, principal accounting officer and other officers that have a financial or operational oversight role, which is intended to comply with the requirements of Item 406 of Regulation S-K. We expect that any amendment to the Code of Ethics, or any waivers of its requirements applicable to our executive officers or directors, will be disclosed in the Company’s future filings under the Exchange Act. The Code of Ethics was previously filed as an exhibit to our SEC reports and is incorporated by reference to this Annual Report as Exhibit 14.1.

Meetings of the Board of Directors

During 2022, the Company’s board of directors held 12 regularly scheduled meetings and numerous additional meetings.

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

Audit Committee

The Company has a standing audit committee of its board of directors. The audit committee oversees the Company’s corporate accounting and financial reporting process and the audits of the Company’s financial statements. For this purpose, the audit committee’s principal functions are to: (i) oversee the integrity of the Company’s financial statements, the audits of the Company’s financial statements conducted by the Company’s independent registered public accounting firm (“Independent Auditors”), the qualifications, independence and performance of the Independent Auditors, and compliance with legal, regulatory and disclosure requirements relating to the Company’s accounting and financial reporting processes; (ii) review the Company’s internal control over financial reporting; and (iii) facilitate communication among the Independent Auditors, the Company’s financial and senior management, and the board of directors of the Company. The audit committee is directly responsible for oversight of the work of the Independent Auditors, including resolution of any disagreements between management and the Independent Auditors regarding financial reporting or the application of accounting policies. This oversight includes review and discussion with management and the Independent Auditors of (i) the Company’s financial statements and the reports or information delivered to the audit committee by the Independent Auditors; and (ii) analyses prepared by management and the Independent Auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, as well as assessment of the Company’s system of internal control over financial reporting.

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

The Company’s board of directors regularly reviews the qualifications of the audit committee members and has determined that each of the audit committee members: (i) is “independent” as defined in Rule 10A-3 under the Exchange Act, (ii) is an “independent director” as defined under the Nasdaq Rules, (iii) has the ability to read and understand financial statements, and (iv) qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The latter determination is based on a qualitative assessment of each member’s level of knowledge and experience based on a number of factors.

During 2022, the audit committee held four regularly scheduled meetings and numerous additional meetings. Each of the members of the audit committee attended all of the meetings of the audit committee held during 2022.

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

We reimburse reasonable expenses incurred in connection with attending meetings of the Company’s board of directors and the audit committee.

Director Compensation Table

The following table sets forth summary compensation information for our directors for the year ended December 31, 2022:

Name	Fees Earned Or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Richard A. Bartlett	$80,000	—	$80,000
Nolan Bederman(2)	$106,000	—	$106,000
Kevin J. Degen(2)	$106,000	—	$106,000

(1)	Each of the directors earned a quarterly cash retainer of $20,000 for each quarter of 2022 for serving on the Company’s board of directors.

(2)

Messrs. Bederman and Degen each earned a quarterly cash retainer of $4,000 for each quarter of 2022 for serving on the audit committee, and a quarterly cash retainer of $2,500 for serving on the board of managers of Air Wisconsin.

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

Named Executive Officers

Our named executive officers include our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2022. Consistent with SEC rules and regulations, our named executive officers include certain officers of our subsidiary, Air Wisconsin Airlines LLC, as indicated in the table below.

For the year ended December 31, 2022, our named executive officers were:

Named Executive Officer	Position
Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay	Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer

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

While final determinations of bonus payments are made based on the consideration of a number of individual and Company performance factors, the bonus calculations are typically not formulaic and are therefore discretionary in nature. For additional information, refer to the section entitled “ –Summary Compensation Table” within this Annual Report.

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

For the year ended December 31, 2022, certain senior executives were also eligible to participate in our Supplemental Executive Savings Plan (“SESP”), which is a non-qualified deferred compensation retirement benefit plan. Pursuant to the SESP, we contribute, on a discretionary basis, an amount equal to the excess of the full amount of contributions to which the participant would have been entitled under our 401(k) plan, but for the IRS limitations on employer contributions, over the actual amount we contribute to the 401(k) plan for the participant.

Employment Agreements

We have entered into employment agreements with Mr. Binns and Mr. Mackay, each of which is summarized below. We have not entered into an employment agreement (or other similar agreement) with Ms. Deister or Mr. Garvey.

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

Pursuant to the Binns Agreement, Mr. Binns is eligible to receive a cash bonus for each year during the term of the Binns Agreement, which shall be paid based on the achievement of certain individual and Company performance objectives, as well as certain other subjective factors, as determined by Air Wisconsin’s board of managers from time to time. To be eligible to receive the cash bonus, Mr. Binns is required to remain employed through the payment date. For the year ended December 31, 2021, Mr. Binns earned a cash bonus of $402,299, a portion of which was paid in March 2022, a portion of which was paid in October 2022, and the remainder of which will be paid in four equal annual installments. For the year ended December 31, 2022, Mr. Binns earned a cash bonus of $276,250, a portion of which was paid in March 2023, and the remainder of which will be paid in three equal annual installments.

As discussed above, the Company may in the future implement an LTIP to reward the senior executives for the achievement of strategic objectives and the creation of long-term value. Mr. Binns will be eligible to receive LTIP awards once adopted. Until such time as an LTIP is implemented, Mr. Binns is eligible to receive a long-term incentive award (the “LTI Award”), each year during the term of the Binns Agreement in an amount equal to the actual incentive bonus amount for the immediately prior year. For the year ended December 31, 2022, Mr. Binns earned an LTI Award of $276,250. The LTI Awards are payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. To be eligible to receive any annual installment, Mr. Binns is required to remain employed on the relevant payment date. For additional information, refer to the section entitled “– Summary Compensation Table” within this Annual Report.

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

Severance Agreements / Change in Control Agreements

Except as described under the section entitled “ —Employment Agreements” within this Annual Report, we currently do not have severance agreements or change in control agreements (or other similar agreements) with any of our named executive officers. However, we reserve the right to enter into these types of agreements with our named executive officers or other employees in the future.

Summary Compensation Table

The following table sets forth summary compensation information for our named executive officers for the year ended December 31, 2022:

Name and Title	Year	Salary ($)	Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Stock and Options Awards(3)	All Other Compensation ($)(4)	Total ($)
Christine R. Deister	2021	150,000	75,000		—	—	10,000	235,000
Chief Executive Officer and Secretary, Harbor Diversified, Inc.	2022	150,000	75,000		—	—	10,000	235,000
Robert Binns	2021	425,000	804,598	(5)	—	—	63,636	1,293,234
Chief Executive Officer and President, Air Wisconsin Airlines, LLC	2022	425,000	552,500	(6)	—	—	73,560	1,051,060
Liam Mackay	2021	220,000	208,249	(7)	—	—	64,001	492,250
Chief Financial Officer, Air Wisconsin Airlines, LLC	2022	220,000	143,000	(8)	—	—	27,737	390,737
						—

(1)	The amounts in this column reflect the payment of discretionary cash bonuses to our named executive officers.
(2)	We did not adopt a non-equity incentive plan, as defined in the applicable SEC rules and regulations, for 2022 or 2021.
(3)	We have not granted any equity awards to our named executive officers and have not adopted an equity incentive plan.
(4)	All other compensation for 2022 included the following:

(i) Ms. Deister: aggregate cash payments in the amount of $10,000 for services provided to the board of directors of AWAC (consistent with the amounts paid to the other directors);

(ii) Mr. Binns: (1) aggregate cash payments in the amount of $20,000 for services provided to the board of directors of AWAC and the board of managers of Air Wisconsin (consistent with the amounts paid to the other directors and managers), (2) $21,350 for our contributions pursuant to the 401(k) plan, (3) $19,588 for our contributions to the SESP, and (4) $12,622 for a personal travel allowance benefit (based on the incremental cost to the Company); and

(iii) Mr. Mackay: (1) $19,400 for our contributions pursuant to the 401(k) plan, (2) $2,400 for our contributions to the SESP and (3) $5,937 for a personal travel allowance benefit (based on the incremental cost to the Company).

(5)

Of this amount, (i) $402,299 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2021, of which $318,750 was paid in March 2022, a portion of which was paid in October 2022 and the balance of which will be paid in four equal annual installments through March 2026, and (ii) $402,299 reflects the issuance of an LTI Award, which is payable in cash in four equal annual installments on or about each of the first four anniversaries of the grant date. To be eligible to receive the cash bonus, Mr. Binns is required to remain employed through each relevant payment date.

(6)

Of this amount, (i) $276,250 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2022, $83,353 of which was paid in March 2023, $129,147 of which will be paid in April 2023 and the balance of which will be paid in three equal annual installments through March 2026, and (ii) $276,250 reflects the issuance of an LTI Award, which is payable in cash in four equal annual installments on or about each of the first four anniversaries of the grant date. To be eligible to receive any annual installment, Mr. Binns is required to remain employed through the relevant payment date.

(7)

This amount reflects a discretionary cash bonus that was earned by Mr. Mackay for performance in 2021, of which $165,000 was paid in March 2022 and the balance of which will be paid in three equal annual installments through March 2025.

(8)

This amount reflects a discretionary cash bonus that was earned by Mr. Mackay for performance in 2022, of which $110,000 was paid in March 2023 and the balance of which will be paid in three equal annual installments through March 2026.

For additional information, refer to the section entitled “Elements of Compensation Program – Discretionary Cash Bonus” and “ —Employment Agreements” within this Annual Report.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, none of our named executive officers held any outstanding equity awards to acquire shares of our common stock.

Equity Incentive Plans

We do not have outstanding any equity incentive plans, whether or not approved by our stockholders, pursuant to which any equity awards have been or may be issued to our directors, executive officers and other employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common stock as of March 17, 2023 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of the Company’s outstanding common stock.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of Common Stock that may be acquired by an individual or group within 60 days of March 17, 2023, including upon the exercise of options or the conversion of preferred stock, are deemed to be outstanding for the purpose of computing the percentage ownership of each stockholder.

	Beneficial Ownership(1)(2)
	Number of Shares	Percentage
Greater than 5% Stockholders
Amun LLC	20,000,000	32.6%
Southshore Aircraft Holdings, LLC(3)	16,500,000	26.9%
Named Executive Officers and Directors
Christine R. Deister	—	—
Robert Binns	—	—
Liam Mackay	—	—
Kevin J. Degen	—	—
Nolan Bederman	—	—
Richard A. Bartlett(4)	36,500,000	59.5%
All executive officers and directors as a group (6 persons)	36,500,000	59.5%

(1)

Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 44,811,419 shares of the Company’s outstanding common stock, and 4,000,000 shares of the Series C Preferred outstanding, in each case as of March 17, 2023.

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

(4)

Includes (i) 20,000,000 shares of the Company’s common stock held by Amun LLC (“Amun”) and (ii) 4,000,000 shares of the Series C Preferred held by Southshore that are immediately convertible into 16,500,000 shares of the Company’s common stock (based on the Conversion Price as of the date of filing of this Annual Report). The 20,000,000 shares of the Company’s common stock held by Amun as of March 17, 2023 represent approximately 32.6% of the fully diluted shares of capital stock of the Company, and the shares of the Series C Preferred held by Southshore as of March 17, 2023 represent approximately 26.9% of the fully diluted shares of capital stock of the Company (in each case assuming the full conversion of the Series C Preferred into common stock). Mr. Bartlett, one of the Company’s directors, may be deemed to be the beneficial owner of the shares of the Company’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his indirect ownership of 25.6% of the outstanding equity interests of Amun. However, Mr. Bartlett does not control voting or investment decisions made by Amun, which are made by the board of managers of Amun. Mr. Bartlett disclaims beneficial ownership of the shares held by Amun except to the extent of his pecuniary interest therein. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of the Series C Preferred held by Southshore due to his status as a member of the board of managers of Southshore and his indirect ownership of 25.6% of the outstanding equity interests of Southshore. However, Mr. Bartlett does not control voting or investment decisions made by Southshore, which are made by the board of managers of Southshore. Mr. Bartlett disclaims beneficial ownership of the shares held by Southshore except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

Other than the transactions discussed below, and the various compensation arrangements described in the section entitled “Executive Compensation” within this Annual Report, since January 1, 2021, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or are expected to be a party for which the amount involved exceeds or is expected to exceed $120,000, and in which any director, executive officer, holder of more than 5% of the Company’s common stock or Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Transactions with Amun LLC and Resource Holdings Associates

Since January 2012, Amun has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to a Stock Purchase Agreement entered into with Amun in January 2012 (the “Amun SPA”). In accordance with the Amun SPA, AWAC has paid a recurring monthly fee of $20,000 in exchange for Amun’s financial advisory and management services. Amun has assigned the payment of these fees to Resource Holdings Associates (“Resource Holdings”) such that AWAC paid a total of $240,000 to Resource Holdings in both 2022 and 2021. In June 2021, the Company’s board of directors agreed to pay Resource Holdings a recurring monthly fee of $12,500, effective April 1, 2021, which is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150,000 to Resource Holdings for the year ended December 31, 2022.

Amun is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 25.6% of the outstanding equity interests of Amun. Geoffrey T. Crowley, who serves as a director of AWAC and an employee of Air Wisconsin, directly holds 12.4% of the outstanding equity interests of Amun. William P. Jordan and Patrick J. Thompson, each of whom is employed by Air Wisconsin, each directly hold 12.4% of the outstanding equity interest of Amun.

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

AUDIT AND NON-AUDIT FEES

The following table represents aggregate fees billed to us for services related to the year ended December 31, 2022 and December 31, 2021 by Grant Thornton, LLP:

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$530,684	$463,028
Audit-Related Fees(2)	—	—
Tax Fees(3)	37,275	—
All Other Fees(4)	—	—
Total Fees	$567,959	$463,028

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

For the year ended December 31, 2022, all audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

The audit committee has determined that the rendering of the non-audit services described above by Grant Thornton LLP is compatible with maintaining the auditor’s independence.

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

3. Exhibits

The exhibits listed below are filed or furnished as part of this Annual Report.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Harbor Diversified, Inc. (as amended through December 31, 2019).	10-K	001-34584	3.1	July 10, 2020

3.2	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock of Harbor Diversified, Inc.	10-K	001-34584	3.2	July 10, 2020

3.3	Amended and Restated Bylaws of Harbor Diversified, Inc. (a Delaware Corporation) (as amended through December 31, 2019).	10-K	001-34584	3.3	July 10, 2020

4.1	Description of Capital Stock of Harbor Diversified, Inc.	10-K	001-34584	4.1	July 10, 2020

4.2	Specimen Stock Certificate for Common Stock of Harbor Diversified, Inc.	10-K	001-34584	4.2	March 30, 2022

10.1#	Form of Indemnification Agreement.	10-K	001-34584	10.1	July 10, 2020

10.2.1#	Employment Agreement, dated March 20, 2019, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3	July 10, 2020

10.2.2#	First Amendment to Employment Agreement, dated March 29, 2021, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3.2	April 1, 2021

10.3#	Employment Agreement, dated January 1, 2021, between Air Wisconsin Airlines LLC and Liam Mackay.	10-K	01-34584	10.4	April 1, 2021

10.4.1+†	Capacity Purchase Agreement, dated February 26, 2017, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.1	July 10, 2020

10.4.2	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.2	July 10, 2020

10.4.3+†	First Amendment to Capacity Purchase Agreement, dated October 14, 2020, between United Airlines, Inc., Air Wisconsin Airlines LLC, AWAC Aviation, Inc., and Harbor Diversified, Inc.	10-K	001-34584	10.5.3	April 1, 2021

10.4.4†	Second Amendment to Capacity Purchase Agreement, dated April 23, 2021, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.3	May 17, 2021

10.4.5*†	Sixth Amendment to Capacity Purchase Agreement, dated February 10, 2023, between United Airlines, Inc. and Air Wisconsin Airlines LLC.

10.5+	Purchase Agreement, dated January 17, 2020, among Harbor Diversified, Inc., Air Wisconsin Airlines LLC, and Southshore Aircraft Holdings, LLC.	10-K	001-34584	10.5	July 10, 2020

10.6	Note, dated April 6, 2020, payable by Air Wisconsin Airlines LLC to JPMorgan Chase Bank, N.A.	10-K	001-34584	10.6	July 10, 2020

10.7.1	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.7	July 10, 2020

10.7.2	Payroll Support Program Extension Agreement, dated March 23, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.2	April 1, 2021

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.7.3	Payroll Support Program 3 Agreement, dated June 1, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.3	March 30, 2022

10.8.1+	Restructuring Agreement, dated January 25, 2018, among Air Wisconsin Airlines LLC, the Lender, the Subordinated Note Holder, U.S. Bank National Association and Investissement Quebec.	10-K	001-34584	10.8.1	July 10, 2020

10.8.2	Form of Amended and Restated Credit Agreement, dated December 24, 2018, among Air Wisconsin Airlines LLC, U.S. Bank National Association and the Lender.	10-K	001-34584	10.8.2	July 10, 2020

10.9.1	Credit Agreement, dated June 5, 2017, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.1	July 10, 2020

10.9.2	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.2	July 10, 2020

10.9.3	Credit Agreement, dated January 25, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.3	July 10, 2020

10.9.4	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.4	July 10, 2020

10.9.5	Amendment No. 2 to Credit Agreement, dated April 24, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.5	July 10, 2020

10.9.6	Amendment No. 3 to Credit Agreement, dated June 20, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.6	July 10, 2020

10.10†	Capacity Purchase Agreement, dated August 19, 2022, between American Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.1	November 21, 2022

14.1	Code of Business Conduct and Ethics for Senior Financial Officers.	10-K	001-34584	14.1	July 10, 2020

21.1	List of Subsidiaries of Harbor Diversified, Inc.	10-K	001-34584	21.1	July 10, 2020

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	—	—

INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

HARBOR DIVERSIFIED, INC.

Date: March 31, 2023	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

POWER OF ATTORNEY

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

Signature	Title	Date

/s/ Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. (Principal Executive Officer)	March 31, 2023

/s/ Liam Mackay	Chief Financial Officer, Air Wisconsin Airlines LLC (Principal Financial Officer)	March 31, 2023

/s/ Gregg Garvey	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC (Principal Accounting Officer)	March 31, 2023

/s/ Richard A. Bartlett	Director, Harbor Diversified, Inc.	March 31, 2023

/s/ Nolan Bederman	Director, Harbor Diversified, Inc.	March 31, 2023

/s/ Kevin J. Degen	Director, Harbor Diversified, Inc.	March 31, 2023