Form 10-Q
period 2023-03-31
HARBOR DIVERSIFIED, INC.
filed 2023-05-15
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2023, the registrant had 44,749,986 shares of common stock, $0.01 par value, outstanding, and
4,000,000
shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value, outstanding, which are immediately convertible into an additional
16,500,000
shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, outcome of legal proceedings, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:

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

•

the possibility that Air Wisconsin receives an unfavorable result from the arbitration initiated by United in October 2022 related to certain amounts owed to Air Wisconsin pursuant to the United capacity purchase agreement, that the parties fail to resolve their dispute prior to receiving a final determination from such arbitration, or that United prevails on its claim that Air Wisconsin wrongfully terminated the agreement;

•	aircraft and engine maintenance costs;

•

the amounts Air Wisconsin is paid or reimbursed under its capacity purchase agreements or any future agreement may be less than the costs incurred, particularly as labor costs increase in response to pilot and mechanic shortages;

•

the possibility that American could provide Air Wisconsin with inefficient flight schedules, or American could change the expected utilization of Air Wisconsin’s aircraft under the American capacity purchase agreement;

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

•	Air Wisconsin’s ability to obtain additional financing on acceptable terms and when required;

•

developments associated with fluctuations in the economy, including increased inflation, which may negatively impact our costs, create additional wage pressures, and impact the financial stability of Air Wisconsin’s major airline partner;

•	the impact of losing key personnel or inability to attract additional qualified personnel;

•	the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;

•

the duration and spread of infectious diseases, such as the global COVID-19 pandemic, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and American in particular, and the airline industry in general; and

•

the impact of the application of accounting guidance, including the requirement to recognize a significant amount of revenue under the applicable capacity purchase agreement that had previously been deferred, on our financial condition and results of operations.

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

(i)

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

(ii)

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information
Item 1. Financial Statements

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$22,509	$33,333
Restricted cash	671	849
Marketable securities	156,305	153,827
Accounts receivable, net	41,147	40,341
Notes receivable	21,093	19,452
Spare parts and supplies, net	4,978	4,579
Contract costs	161	143
Prepaid expenses and other	3,512	3,732

Total Current Assets	250,376	256,256

Property and Equipment
Flight property and equipment	265,285	263,970
Ground property and equipment	8,240	8,055
Less accumulated depreciation and amortization	(176,474)	(169,766)

Net Property and Equipment	97,051	102,259

Other Assets
Operating lease right-of-use asset	12,153	13,480
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	751	—
Other	1,126	1,077

Total Other Assets	23,605	24,132

Total Assets	$371,032	$382,647

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,950	$20,165
Accrued payroll and employee benefits	14,216	12,989
Current portion of operating lease liability	5,125	5,091
Other accrued expenses	193	137
Contract liabilities	1,120	1,985
Deferred revenues	5,841	16,561
Current portion of long-term debt (stated principal amount of $7,000 at March 31, 2023 and December 31, 2022)	9,084	9,154

Total Current Liabilities	56,529	66,082

Other Long-Term Liabilities
Long-term debt (stated principal amount of $48,600 at March 31, 2023 and December 31, 2022)	51,582	52,068
Long-term promissory note	4,275	4,275
Deferred tax liability	7,990	7,990
Long-term operating lease liability	4,543	5,849
Long-term contract liabilities	398	—
Other	1,659	1,977

Total Long-Term Liabilities	70,447	72,159

Total Liabilities
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued at March 31, 2023 and December 31, 2022, 44,749,986 shares outstanding at March 31, 2023 and 45,219,737 shares outstanding at December 31, 2022	555	555
Additional paid-in capital	285,416	285,668
Retained deficit	(39,152)	(40,034)
Treasury stock	(15,963)	(14,983)

Total Stockholders’ Equity	230,856	231,206

Total Liabilities and Stockholders’ Equity	$371,032	$382,647

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

	(unaudited)
Operating Revenues
Contract revenues	$59,037	$66,968
Contract services and other	95	7

Total Operating Revenues	59,132	66,975

Operating Expenses
Payroll and related costs	29,768	26,601
Aircraft fuel and oil	102	51
Aircraft maintenance, materials and repairs	19,349	14,501
Other rents	1,594	1,613
Depreciation, amortization and obsolescence	6,357	6,644
Purchased services and other	4,442	3,765

Total Operating Expenses	61,612	53,175

(Loss) Income from Operations	(2,480)	13,800

Other Income (Expense)
Interest income	1,366	784
Interest expense	(1)	—
Gain (Loss) on marketable securities	1,740	(2,423)
Other, net	(13)	—

Total Other Income (Expense)	3,092	(1,639)

Net Income Before Taxes	612	12,161
Income Tax (Benefit) Expense	(270)	2,898

Net Income	$882	$9,263
Preferred stock dividends	252	198

Net income available to common stockholders	$630	$9,065

Basic Earnings per share	$0.01	$0.19
Diluted Earnings per share	$0.01	$0.14
Weighted average common shares:
Basic	44,980	47,638
Diluted	61,480	64,535
See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(40,034)	$(14,983)	$231,206
Net income	—	—	—	—	—	—	882	—	882
Preferred stock dividends	—	—	—	—	—	(252)	—	—	(252)
Treasury stock purchases	—	—	(470)	470	—	—	—	(980)	(980)

Balance, March 31, 2023 (unaudited)	4,000	$13,200	44,750	10,731	$555	$285,416	$(39,152)	$(15,963)	$230,856

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560
Net income	—	—	—	—	—	—	9,263	—	9,263
Preferred stock dividends	—	—	—	—	—	(198)	—	—	(198)
Cancellation of stock option	—	—	—	—	—	(969)	—	—	(969)
Treasury stock purchases	—	—	(6,262)	6,262	—	—	—	(7,482)	(7,482)

Balance, March 31, 2022 (unaudited)	4,000	$13,200	47,054	8,427	$555	$286,262	$(69,881)	$(10,762)	$206,174

See accompanying condensed notes to unaudited consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2023	2022

	(unaudited)
Cash Flows from Operating Activities
Net income	$882	$9,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	6,357	6,644
Amortization of contract costs	(936)	(1,066)
Amortization of engine overhauls	676	616
Deferred income taxes	—	(118)
Loss (gain) on disposition of property and equipment	92	(2)
(Gain) loss on marketable securities	(1,740)	2,423
Changes in operating assets and liabilities:
Accounts receivable	(807)	(8,258)
Notes receivable	(1,641)	(3,510)
Spare parts and supplies	(399)	(229)
Prepaid expenses and other	(698)	4,523
Operating lease right-of-use asset	55	19
Accounts payable	784	(4,263)
Accrued payroll and employee benefits	1,227	(2,401)
Other accrued expenses	56	56
Long-term deferred revenue	—	(9,046)
Contract liabilities	469	(1,441)
Deferred revenues	(10,720)	4,310
Income taxes payable	—	751
Other long-term liabilities	(318)	(59)

Net Cash Used in Operating Activities	(6,661)	(1,788)

Cash Flows from Investing Activities
Additions to property and equipment	(1,817)	(1,210)
Proceeds on disposition of property and equipment	2	3
Purchase of marketable securities	(738)	(231)

Net Cash Used in Investing Activities	(2,553)	(1,438)

Cash Flows from Financing Activities
Repayments of long-term debt	(556)	(595)
Dividends paid on preferred stock	(252)	(198)
Cancellation of stock option	—	(969)
Repurchased stock	(980)	(7,482)

Net Cash Used in Financing Activities	(1,788)	(9,244)

Decrease in Cash, Cash Equivalents and Restricted Cash	(11,002)	(12,470)
Cash, Cash Equivalents and Restricted Cash, beginning of period	34,182	38,619

Cash, Cash Equivalents and Restricted Cash, end of period	$23,180	$26,149

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
for the year ended December 31, 2022, which was filed with the SEC on April 3, 2023 (2022 Annual Report). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other reporting period.
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
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier. For the three months ended March 31, 2023, Air Wisconsin was engaged in the business of providing scheduled passenger service for United Airlines, Inc. (United) under a capacity purchase agreement (United capacity purchase agreement) that was entered into in February 2017. Air Wisconsin will cease flying for United in early June 2023. Since March 1, 2023, Air Wisconsin has also provided scheduled passenger service for American Airlines, Inc. (American) under a capacity purchase agreement (American capacity purchase agreement), pursuant to which Air Wisconsin has agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations.
For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
.
Contract Revenues
For the three months ended March 31, 2023, approximately 95.2% of the Company’s operating revenues were derived from operations associated with the United capacity purchase agreement and approximately 4.7% of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement.
In performing an analysis of the United capacity purchase agreement and the American capacity purchase agreement within the framework of Accounting Standards Update (ASU)
No. 2016-02,
Leases (Topic 842)
and Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 606,
Revenue from Contracts with Customers (Topic 606)
, the Company determined that a portion of the payments it receives under the capacity purchase agreements that is designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” is considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements is considered non-lease
revenue. After consideration of the lease and
non-lease
components based on stand-alone selling prices, the Company determined the non-lease
component to be the predominant component of each capacity purchase agreement and had previously elected a practical expedient to not separate the lease and non-lease
components. Therefore, all compensation received by Air Wisconsin pursuant to the United capacity purchase agreement and the American capacity purchase agreement is accounted for under Topic 606.
The Company recognizes revenue under each capacity purchase agreement over time as services are provided. Under each agreement, Air Wisconsin is entitled to receive a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per covered aircraft per day. Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. Each agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses such as certain insurance premiums and property taxes.
United makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with United based on actual completed flight activity. As of May 12, 2023 these payments were reconciled through October 2022. Subject to final reconciliation of the provisional cash payments for the periods after October 31, 2022, as of March 31, 2023, United owed Air Wisconsin approximately $30,499, which is recorded in accounts receivable, net, on the consolidated balance sheets. United is disputing that it owes $30,148 of this amount. For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
and Note 8,
Commitments and Contingencies
.
American makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with American based on actual completed flight activity. As of the date of this filing, the payments for March 2023, the first month of Air Wisconsin’s flight operations for American, have been reconciled. Subject to final reconciliation of the provisional cash payments for the March 2023 flight activity, American owed Air Wisconsin approximately $1,446, which is recorded in accounts receivable, net, on the consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin is eligible to receive incentive payments, or may be required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The incentives are defined in the agreement, and performance is measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculates the incentives achieved, or penalties payable, during that period and recognizes revenue accordingly, subject to the variable constraint guidance under Topic 606. Although, as of May 12, 2023, the final reconciliations had not been completed for periods after October 2022, after considering operational performance related to expected incentive and penalty payments, Air Wisconsin has received, or is likely to receive, net payments of
$1,027 for the three months ended March 31, 2023, as compared to $777 for the three months ended March 31, 2022. As of March 31, 2023, Air Wisconsin recorded $1,235 as part of accounts receivable, net, on the consolidated balance sheets related to net incentive amounts. As of December 31, 2022, Air Wisconsin recorded $2,307 as part of accounts receivable, net, on the consolidated balance sheets related to net incentive amounts.
Under the American capacity purchase agreement, Air Wisconsin is eligible to receive bonus payments, or may be required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The bonus amounts are defined in the agreement, and performance is measured on a monthly or quarterly basis. At the end of each month or quarter during the term of the agreement, Air Wisconsin will calculate the bonus amounts achieved, or rebates payable, during that period and recognize revenue accordingly, subject to the variable constraint guidance under Topic 606. During the first six months of the agreement, Air Wisconsin will not be eligible to receive bonus payments, nor will Air Wisconsin be required to pay rebate amounts. Therefore, as of March 31, 2023, no bonus or rebate amounts have been recorded on the consolidated financial statements related to the American capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin is entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it anticipates continuing to do so through the wind-down period under the United capacity purchase agreement (wind-down period). Accordingly, during the three months ended March 31, 2023, Air Wisconsin recognized $10,720 of fixed revenues that were previously deferred, compared to a recognition of $4,736 of fixed revenues in the three months ended March 31, 2022. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement will adjust over the remaining wind-down period, based on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed through the end of the wind-down period. As of March 31, 2023 and March 31, 2022, deferred fixed revenues in the amount of $5,841 and $40,102, respectively, were recorded as part of deferred revenues on the consolidated balance sheets. For additional information, refer to Note 2,
Liquidity
.

Under the United capacity purchase agreement, consistent with the discussion above, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, Air Wisconsin also recognized increased non-refundable
upfront fee revenues and increased fulfillment costs, both of which are amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the three months ended March 31, 2023, Air Wisconsin recorded $925 of revenue from upfront fees and $99 of fulfillment costs, compared to $1,066 in revenue from upfront fees and $114 of fulfillment costs for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, deferred upfront fee revenue in the amount of $410 and $1,335, respectively, is recorded as part of contract liabilities on the consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement based on a formula which takes into account pilot availability for any given month. Because this revenue relates to the specific flight activity for the month in which the flights occur, Air Wisconsin will recognize this revenue on a monthly basis.
Under the American capacity purchase agreement, Air Wisconsin is al
so
entitled to be reimbursed for certain startup costs
(non-refundable
upfront fee revenue), such as livery changes to the aircraft, to prepare the aircraft for American flight services. During the month of March 2023, Air Wisconsin incurred $1,020 in reimbursable costs and estimates that it will incur an additional $3,543 over the term of the American capacity purchase agreement. In accordance with GAAP, the Company recognizes revenue related to the total estimated non-refundable
upfront fee revenue of $4,563 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three months ended March 31, 2023, Air Wisconsin recognized $10 of non-refundable
upfront fee revenues, compared to a recognition of $0 of
non-refundable
upfront fee revenues in the three months ended March 31, 2022. As of March 31, 2023, Air Wisconsin had deferred $1,010 in non-refundable
upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable
upfront fee revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual expenses incurred that will be reimbursed and on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed through the end of the American capacity purchase agreement. As of March 31, 2023 and March 31, 2022, deferred non-refundable
upfront fee revenues in the amount of $612 and $0, respectively, were recorded as part of short-term contract liabilities, and $398 and $0, respectively, were recorded as part of long-term contract liabilities, on the consolidated balance sheets.
As noted above, Air Wisconsin incurred certain startup costs (fulfillment costs) prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred were $870. These costs will be amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. For the three months ending March 31, 2023 and March 31, 2022, Air Wisconsin recorded $2 and $0, respectively of amortization expense related to fulfillment costs. As of March 31, 2023, fulfillment costs of $117 are recorded as part of short-term contract costs, and $751 as part of long-term contract costs on the consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin will also receive a monthly support fee and be reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, Amendment No. 1 to the American capacity purchase agreement provided for a one-time
payment to assist with increased costs related to pilot compensation. In accordance with GAAP, the Company recognizes revenue related to the monthly support fee, heavy maintenance revenue, and one-time
pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three months ended March 31, 2023, Air Wisconsin recognized
$114 of revenue related to the
one-time

assistance

payment, the estimated monthly support fee and the heavy maintenance revenues, compared to $0 as of December 31, 2022. As of March 31, 2023, Air Wisconsin had recorded a receivable of $101 related to these items which is netted against short-term contract liabilities on the consolidated balance sheets. Air Wisconsin’s contract liabilities related to the one-time
assistance payment and estimated monthly support fee and heavy maintenance revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenues and on the number of flights completed in each reporting period relative to the number of flights anticipated to be completed through the remai
ning te
r
m
 of the agreement.

As part of the October 2020 amendment to the United capacity purchase agreement (CPA Amendment), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods through the end of the wind-down period. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base, of which $73 was deferred as of December 31, 2021, with the remaining portion to be recognized in proportion to the number of flights expected to be completed in subsequent periods through the end of the wind-down period. For the three months March 31, 2023, Air Wisconsin recorded $450 of revenue related to these items, compared to $519 of revenue related to these items for the three months ended March 31, 2022. As of March 31, 2023, deferred CPA Amendment revenue in the amount of $199 is recorded as part of contract liabilities on the consolidated balance sheets.
The timing of the recognition under the United capacity purchase agreement of deferred fixed revenue, non-refundable
upfront fee revenue, fulfillment costs, and deferred CPA Amendment revenue, and under the American capacity purchase agreement of non-refundable
upfront fee revenue, fulfillment costs, monthly support fee revenues, heavy check maintenance revenues and one-time
support fee revenues in future periods is subject to considerable uncertainty due to a number of factors, including the estimated revenue amounts to be received and the actual number of completed flights in any particular period relative to the estimated number of flights anticipated to be flown through the end of the term of the relevant agreement. The amount of revenues recognized for the three months ended March 31, 2023 that were previously recorded as contract liabilities was $1,375.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represents the relative stand-alone selling price of the performance obligation. The stand ready performance obligation is being recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three months ended March 31, 2023, Air Wisconsin recorded $1,641 in revenue related to this performance obligation compared to $3,509 for the three months ended March 31, 2022. Under the CPA Amendment, United is required to accrue this amount and, upon request by Air Wisconsin, deliver a note evidencing this amount each quarter. Therefore, this amount is recorded in notes receivable on the consolidated balance sheets. The notes receivable contain a significant financing component and any interest income is separately reported on the consolidated statements of operations. United has disputed that it owes these amounts in respect of certain quarters and has refused to deliver notes for those quarters. On November 4, 2022, United prepaid to Air Wisconsin $50,126 to satisfy all of the outstanding, undisputed notes receivable, including all accrued interest, pursuant to the CPA Amendment in respect of the period from
the second quarter
of
2020 through the third quarter 2021 and the $11,048 note receivable described above. As of March 31, 2023, the principal amount of the unpaid disputed notes totaled $21,093, bore interest at the rate of 4.5%, and had a maturity date of February 28, 2023. As of March 31, 2023, interest receivable on the disputed notes totaled $551 and is recorded in accounts receivable, net, on the consolidated balance sheets. For additional information, refer to Note 8,
Commitments and Contingencies
.
Other Revenues
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
Restricted Cash
As of March 31, 2023 and December 31, 2022, the Company had a restricted cash balance of $671 and $849, respectively. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
and Note 13,
Stock Repurchase Program.
Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in marketable securities on the consolidated balance sheets, in accordance with the guidance in ASC Topic 321,
Investments-Equity Securities
, with the change in fair value during the period included on the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s marketable securities was $156,305 and $153,827, respectively
. For additional information, refer to “
Fair Value of Financial Instruments
” in this Note 1.

The calculation of net unrealized gains and losses that relate to marketable securities held as of March 31, 2023 and March 31, 2022 is as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net gains (losses) recognized during the period on equity securities	$1,740	$(2,423)
Less: Net gains recognized during the period on equity securities sold during the period	—	—

Unrealized gains (losses) recognized during the period on equity securities held as of the end of the period	$1,740	$(2,423)

Property and Equipment
Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft	7 years	$50
Rotable parts	7 years	10%
Spare engines	7 years	$25
Ground equipment	up to 10 years	0%
Office equipment	up to 10 years	0%
Leasehold improvements	Shorter of asset or lease life	0%
The table below sets forth the original cost of the Company’s fixed assets and accumulated depreciation or amortization as of the dates presented:

	March 31, 2023		December 31, 2022
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization

Aircraft	70,143	42,874	70,089	40,544
Engines	164,706	108,194	163,708	103,834
Rotable parts	27,622	18,535	27,936	18,655
Ground equipment	2,736	2,113	2,718	2,063
Office equipment	4,517	4,255	4,519	4,218
Leasehold improvements	987	503	818	452

	270,711	176,474	269,788	169,766

The amounts in the table exclude construction in process of $
2,814 and $
2,237 at March 31, 2023 and December 31, 2022, respectively. Construction in process primarily relat
es to
the cost of parts that are not capitalized until the parts are placed into service.
Air Wisconsin’s capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop visit. Lotus’ engine maintenance costs are expensed.
Depreciation expense in the three months ended March 31, 2023 and March 31, 2022 was $6,256 and $6,315, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying consolidated statements of operations.
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

If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived assets and indefinite-lived intangible assets and determined that no quantitative impairment tests were required to be performed as of March 31, 2023 and March 31, 2022.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2019. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2018. As of March 31, 2023, the Company had no outstanding tax examinations.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has
 minimal credit risk with respect to these financial institutions. As of March 31, 2023, in addition to cash and cash equivalents of $22,509, the Company had $671 in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting its worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Approximately 95.2% and 99.9% of the Company’s consolidated revenues for the three months ended March 31, 2023, and March 31, 2022, respectively, and a substantial portion of accounts receivable and notes receivable at the end of such three month periods were derived from the United capacity purchase agreement.
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

1
0

Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, accounts receivable, long-term investments, accounts payable, and long-term debt. The Company believes the carrying amounts of these financial instruments, with the exception of marketable securities, are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of long-term debt, because of fixed interest rates on such debt. Marketable securities are reported at fair value based on quoted market prices. Long-term investments are held-to-maturity
debt securities and are reported at amortized cost.
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
The tables below set forth the Company’s classification of marketable securities and long-term investments as of the dates presented:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$111,024	$111,024	$—	$—
Marketable securities – mutual funds	45,281	45,281	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$160,580	$156,305	$4,275	$—

	March 31, 2022
	Total	Level 1	Level 2	Level 3

Marketable securities – exchange-traded funds	$111,851	$111,851	$—	$—
Marketable securities – mutual funds	24,327	24,327	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$140,453	$136,178	$4,275	$—

Reclassification
Certain
non-operating
income amounts were previously recorded in other, net, on the consolidated statements of operations in the amounts of $210 for the three months ended March 31, 2022, have been reclassified to interest income to conform to the presentation for the three months ended March 31, 2023, with no effect on net income. The reclassification relates to certain income received on the investment in marketable securities.
Recently Adopted Accounting Pronouncement
On January 1, 2023 the Company adopted ASU
2016-13,
Financial Instruments-Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments (ASU
2016-13).
ASU
2016-13
 introduces a new accounting model known as Current Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions in the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. The Company determined that amounts in dispute with United do not fall within the standard. The Company further determined that its receivables are primarily the result of its relationship with United and American, or insurance related receivables. These receivables are payable by credit-worthy companies and any resulting adjustment related to the adoption of CECL was determined to be immaterial. Therefore, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Further, no adjustment was made to opening retained earnings as a result of the adoption of the accounting standard using the modified retrospective method. The Company does continue to maintain an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $14 and $18, as of March 31, 2023 and December 31, 2022, respectively. The Company will continue to monitor its financial instruments for impairment under the newly adopted standard.

1
1

2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances and its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or that additional funds will be available, to meet its future liquidity needs, particularly if United fails to pay disputed amounts owed to Air Wisconsin pursuant to the United capacity purchase agreement..
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
levels.
In addition, Air Wisconsin expects that its block hours will be temporarily reduced as a result of the transition from flying for United to flying for American. Before any Air Wisconsin aircraft can be available to operate flights for American, that aircraft must first be removed from service under the United capacity purchase agreement, painted to meet the livery requirements of the American capacity purchase agreement and otherwise modified to meet such requirements. During the period from the withdrawal of an aircraft from service under the United capacity purchase agreement until it is placed into service under the American capacity purchase agreement, that aircraft will not generate revenues from either United or American. The period of time that an aircraft will not be covered by either capacity purchase agreement depends on Air Wisconsin’s ability to induct aircraft into service for American, which is not entirely within Air Wisconsin’s control and is subject to many factors, including the painting of the aircraft (which generally takes at least two weeks), the availability of pilots to fly the aircraft, and the time it will take to cause the aircraft to meet the additional requirements set forth in the American capacity purchase agreement.
For additional information, refer to Part I, Item 1, “
Business
—
American Capacity Purchase Agreement
” within our 2022 Annual Report.
3. Capacity Purchase Agreements with United and American
In February 2017, Air Wisconsin entered into the United capacity purchase agreement. A dispute exists under the agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the United capacity purchase agreement and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. Air Wisconsin expects that, unless the parties reach a settlement before then, the arbitration hearing will occur in July 2023 and the arbitrators will issue their award in August 2023. In October 2022, United also delivered an initial wind-down schedule under the United capacity purchase agreement. In December 2022 and February 2023, Air Wisconsin sent United notices of termination of the agreement. In the arbitration, United has contested Air Wisconsin’s right to terminate the agreement and asserted a claim for wrongful termination. In accordance with the termination provisions, and in response to Air Wisconsin’s first termination notice, United delivered, in January 2023, a revised wind-down schedule. Following the delivery of that revised schedule, in February 2023, the parties agreed, in a sixth amendment to the United capacity purchase agreement, to a replacement wind-down schedule that provides for the withdrawal of aircraft from the agreement beginning in January 2023 and continuing until early June 2023, at which time all of Air Wisconsin’s remaining aircraft will be withdrawn from the agreement, and Air Wisconsin will cease flying for United. For its revenue calculations, Air Wisconsin has assumed that it will cease flying for United in early June 2023. For additional information, refer to Note 1,
Summary of Significant Accounting Policies Contract Revenues
and Note 8,
 Commitments and Contingencies.

1
2

In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin has agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American will become Air Wisconsin’s sole airline partner once all aircraft are removed from United’s flying operations. In February 2023, American and Air Wisconsin entered into Amendment No. 1 to the American capacity purchase agreement which revised compensation rates for 2023 through 2027 and obligated American to make a payment to assist Air Wisconsin with current pilot compensation.
4. Property and Equipment
As of March 31, 2023, Air Wisconsin owned 64
CRJ-200
regional jets.
5. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 was (44.2)%,

which varied from the federal statutory rate of 21.0% primarily due to the impact of the partial reversal of the valuation allowance on federal and state deferred tax assets that are capital in nature due to the unrealized gains on marketable securities during the quarter, state income taxes, and permanent differences between financial statement and taxable income.
The Company’s effective tax rate for the three months ended March 31, 2022 was 23.8%,

which varied from the federal statutory rate of 21.0% primarily due to the impact of states income taxes and permanent differences between financial statement and taxable income.
6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

	March 31, 2023	December 31, 2022
Aircraft Notes, due December 31, 2025 ( 4.0% )	$60,666	$61,222
Less: current maturities	9,084	9,154

Long-term debt	$51,582	$52,068

Maturities of long-term debt for the periods subsequent to March 31, 2023, are as follows:

Fiscal Year	Amount

April 2023 through December 2023	$8,598
2024	8,874
2025	43,194

Total	$60,666

The debt agreements include certain covenants. At March 31, 2023 and December 31, 2022, Air Wisconsin was in compliance with all of the covenants in its debt agreements.
As of March 31, 2023, all of the Company’s long-term debt was subject to fixed interest rates.
For additional information, refer to Note 6,
Debt
in the audited consolidated financial statements within our 2022 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,489 and $2,547 as of March 31, 2023 and December 31, 2022, respectively.
7. Lease Obligations
The Company reviewed all contracts and service agreements in effect for the three months ended March 31, 2023 for criteria meeting the definition of a lease within the frameworks of Topic 842 and Topic 606. Those that were determined to be a lease may contain both a lease and a non-lease
component. In those instances, the Company elected to account for such components as a single lease component.

1
3

The Company’s operating l
e
ase activities are recorded in operating lease
right-of-use
assets, current portion of operating lease liability, and long-term operating lease liability on the consolidated balance sheets. Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from three months to 10.75 years. For leases of 12 months or less, the Company elected a short-term lease practical expedient for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use
asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
As of March 31, 2023, the Company’s
right-of-use
assets were $12,153, the Company’s current maturities of operating lease liabilities were $5,125, and the Company’s noncurrent lease liabilities were $4,543. During the three months ended March 31, 2023 and March 31, 2022, the Company paid $1,415 and $1,490, respectively, in operating lease payments, which are reflected as a reduction to operating cash flows.
The table below presents operating lease related terms and discount rates as of:

March 31, 2023

Weighted-average remaining lease term	2.81 years
Weighted-average discount rate	5.74%

Components of lease costs were as follows for the three months ended as of:

	March 31, 2023	March 31, 2022

Operating lease costs	$1,474	$1,474
Short-term lease costs	65	104
Variable lease costs	55	35

Total Lease Costs	$1,594	$1,613

Certain leases are subject to
non-cancellable
lease terms or may include variable rate increases tied to the consumer price index. One of our leases also provides that Air Wisconsin reimburse the Lessor for Air Wisconsin’s pro-rata
share of taxes and other operating expenses applicable to the leased property. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,594 and $1,613 in the three months ended March 31, 2023 and March 31, 2022, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable
lease terms greater than twelve months as of March 31, 2023:

Fiscal Year	Amount

April 2023 through December 2023	$4,165
2024	3,222
2025	2,487
2026	171

1
4

Fiscal Year	Amount

2027	75
Thereafter	358

Total lease payments	10,478
Less imputed interest	(810)

Total Lease Liabilities	$9,668

8. Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of March 31, 2023, the Company believes that it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised, legal proceedings may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
Dispute with United
A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. As of March 31, 2023, in accordance with applicable accounting standards, the Company has recorded $30,699 of the disputed amounts in accounts receivable, net, and $21,093 of the disputed amounts in notes receivable, on the consolidated balance sheets. In October 2022, United initiated arbitration under the agreement. In the arbitration, United has requested a declaration that it does not owe any of the disputed amounts claimed by Air Wisconsin, has asserted that Air Wisconsin improperly terminated the agreement and has asserted a claim for damages for wrongful termination. Since the arbitration process is still on-going, the hearing has not yet occurred and no award has been issued, Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the consolidated balance sheets, under the terms of the agreement. For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
.
Treasury Payroll Support Program Audit
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
PSP-2
Agreement and the
PSP-3
Agreement, and has not required Air Wisconsin to refund any amounts it received under the
PSP-1
Agreement.
Standby Letters of Credit
As of March 31, 2023, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies, and it maintained a credit facility with a borrowing capacity of $375 for the issuance of such letters of credit. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.

1
5

Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Payment Due for Year Ending December 31,
	Total	2023 (April through December)	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$55,600	$7,000	$7,000	$41,600	$—	$—	$—
Aircraft Notes Interest	$5,066	$1,598	$1,874	$1,594	$—	$—	$—
Operating Lease Obligations	$10,478	$4,165	$3,222	$2,487	$171	$75	$358

Total	$71,144	$12,763	$12,096	$45,681	$171	$75	$358

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. As of March 31, 2023, all of the Company’s long-term debt was subject to fixed interest rates. For additional information, refer to Note 6,
Debt
and the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
”
within our 2022 Annual Report.
9. Related-Party Transactions
Resource Holdings Associates (Resource Holdings) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 to Resource Holdings for each of the three month periods ended March 31, 2023 and March 31, 2022, plus the reimbursement of certain out-of-pocket
expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 to Resource Holdings for the three months ended March 31, 2023 and March 31, 2022, respectively. For additional information, refer to the section entitled “
Certain Relationships and Related Transactions, and Director Independence
” within our 2022 Annual Report.
10. Earnings Per Share and Equity
Calculations of net income per common share for the dates presented were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net income	$882	$9,263
Preferred stock dividends	252	198

Net income applicable to common stockholders	630	9,065

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	44,980	47,638
Stock option	—	397
Series C Preferred	16,500	16,500

Shares used in calculating diluted earnings per share	61,480	64,535

Earnings allocated to common stockholders per common share
Basic	$0.01	$0.19
Diluted	$0.01	$0.14
Basic earnings per share of common stock is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the exercise of a stock option granted in 2015 (the “2015 Option”) into 0 and 397 shares of common stock under the treasury stock method for the three months ended March 31, 2023 and March 31, 2022, respectively. In March 2022, Harbor entered into an agreement with the holder to cancel the 2015 Option in exchange for $969. The shares underlying the 2015 Option are included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding.

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
The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the ext
e
nt dividends have not been declared by the board of directors (Preferential Dividends). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month
period following such election (Dividend Ratchet). At the option of the board of directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (PIK Dividends).
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (Conversion Cap Excess Shares), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (Conversion Cap Excess Dividends). As of March 31, 2023, 755 shares of the Series C Preferred were immediately convertible into 16,500 shares of common stock (representing 26.9% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred are deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.
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
On March 31, 2023, the board of directors declared a Preferential Dividend of $198 and a Conversion Cap Excess Dividend of $54 on the Series C Preferred, which were paid on March 31, 2023.
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
. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.
11. Supplemental Cash Flow Information
Cash payments for interest for the three months ended March 31, 2023 and March 31, 2022 were $556 and $595, respectively. Cash payments for income taxes for the three months ended March 31, 2023 and March 31, 2022 were $45 and $6, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $1,415 and $1,490 for the three months ended March 31, 2023 and March 31, 2022, respectively.

1
7

The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of those same amounts shown on the consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$22,509	$33,333
Restricted cash	671	849

Total cash, cash equivalents, and restricted cash	$23,180	$34,182

12. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	March 31, 2023	December 31, 2022
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	5,300	5,300

Total	$5,300	$5,300

13. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired a total of 470 and 6,262 shares of its common stock pursuant to the stock repurchase program in the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, total cash of $296 and $475, respectively, was
held for the repurchase of shares under Harbor’s stock repurchase program. This amount is included in restricted cash.
For additional information, refer to Part II, Item 2, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
” within this Quarterly Report.
14. Subsequent Events
The Company evaluated its consolidated financial statements included in this Quarterly Report for subsequent events through May 15, 2023, the date the financial statements were available to be issued and determined that there were none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included within our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere within this Quarterly Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which is a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, disclosures relating to activities of Air Wisconsin also apply to Harbor unless otherwise noted. When appropriate, Air Wisconsin is named specifically for its individual contractual obligations and related disclosures. Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as “Harbor.”

United Capacity Purchase Agreement

During the three months ended March 31, 2023, Air Wisconsin primarily provided regional airline services to United Airlines, Inc. (“United”) pursuant to a capacity purchase agreement (the “United capacity purchase agreement”) which was entered into in February 2017. Under the agreement Air Wisconsin has operated as United Express, with a presence at both Chicago O’Hare and, until April 2023, Washington-Dulles international airports, two of United’s key domestic hubs. Air Wisconsin uses United’s logos, service marks, and aircraft paint schemes, United controls route selection, pricing, seat inventories, marketing and scheduling, and United provides Air Wisconsin with ground support services and gate access. Prior to the commencement of services under the American capacity purchase agreement described below, more than 99.9% of our operating revenues was derived from operations associated with the United capacity purchase agreement. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Contract Revenues, and Note 3, Capacity Purchase Agreements with United and American.

Dispute with United

A dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the United capacity purchase agreement and requested a declaration that it does not owe any of the amounts claimed by Air Wisconsin. Air Wisconsin expects that, unless the parties reach a settlement before then, the arbitration hearing will occur in July 2023 and that the arbitrators will issue their award in August 2023. In October 2022, United also delivered an initial wind-down schedule that provided for the withdrawal of aircraft from coverage under the United capacity purchase agreement beginning in March 2023 and continuing through November 2023. In December 2022 and February 2023, Air Wisconsin sent United notices of termination of the agreement. In the arbitration, United has contested Air Wisconsin’s right to terminate the agreement and asserted a claim for damages for wrongful termination. In accordance with the termination provisions, and in response to Air Wisconsin’s first termination notice, United delivered a revised wind-down schedule in January 2023. Following the delivery of that revised schedule, in February 2023, the parties agreed, in a sixth amendment to the United capacity purchase agreement, to a wind-down schedule that provides for the withdrawal of aircraft from the agreement beginning in January 2023 and continuing until early June 2023, at which time all of Air Wisconsin’s remaining aircraft would be withdrawn from the agreement, and Air Wisconsin would cease flying for United.

Since the arbitration process is still on-going, the hearing has not yet occurred and no award has been issued, Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the consolidated financial statements, under the terms of the agreement.

For additional information, refer to the section entitled “Risk Factors” within this Quarterly Report.

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

Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Air Wisconsin will also be eligible to receive incentive compensation, and will be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. Air Wisconsin is responsible for certain customary costs relating to the flight operation and maintenance of the covered aircraft along with other customary controllable expenses, including expenses associated with flight crews, line maintenance and overhead. American will reimburse Air Wisconsin for certain customary costs and expenses incurred in connection with Air Wisconsin’s flight operations, including fuel, ground handling, landing and air traffic control, changes to livery and branding, aircraft and passenger liability insurance, property taxes and systems support. American has the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also has the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. Furthermore, American will provide all ground handling services, including gate and ticket counter activities, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American has the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. Similar to the United capacity purchase agreement, the American capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.

The American capacity purchase agreement provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is under any obligation with respect to these additional aircraft.

For additional information, refer to the section entitled “Business – American Capacity Purchase Agreement” within our 2022 Annual Report.

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

Pilot shortages within the airline industry are the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. In the past several months, these and other factors have caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to consistently achieve block hours in line with pre-pandemic levels. To address the diminished supply of qualified pilot candidates, regional airlines, including Air Wisconsin, have implemented significant pilot wage and bonus increases, which has substantially increased our labor costs and may continue to negatively impact our results of operations and financial condition. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to reduced flight schedules and possibly reduced fixed payments for aircraft, either of which could further impact our financial condition.

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

Economic Conditions, Challenges and Risks Impacting Financial Results

For a discussion of the general and specific factors and trends affecting our business and results of operations, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our 2022 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended March 31,
	2023		2022		Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	250,954		321,822		(70,868)	(22.0%)
Actual Block Hours	23,077		28,534		(5,457)	(19.1%)
Actual Departures	15,252		18,508		(3,256)	(17.6%)
Revenue Passenger Miles (“RPMs”) (in thousands)	205,377		247,653		(42,276)	(17.1%)
Average Stage Length (in miles)	339		357		(18)	(5.0%)
Contract Revenue Per Available Seat Mile (in cents)	23.53	¢	20.81	¢	2.72 ¢	13.1%
Passengers	600,900		691,324		(90,424)	(13.1%)

The decrease in ASMs, block hours, departures, and passengers during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to the industry-wide pilot shortage, the commencement of the wind-down schedule with United, and the removal of certain aircraft from service in order to paint them in the American livery and otherwise prepare them for service under the American capacity purchase agreement, which resulted in a significantly lower number of flights relative to the prior year period. The increase in contract revenue per available seat mile during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to an increase in deferred revenue recognized during the current period.

Operating Revenues

The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Operating Revenues ($ in thousands):
Contract Revenues	$59,037	$66,968	($7,931)	(11.8%	)
Contract Services and Other	95	7	88	1,257.1%

Total Operating Revenues	$59,132	$66,975	($7,843)	(11.7%	)

Total operating revenues decreased $7.8 million, or 11.7%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decrease in block hours and departures as a result of the pilot shortage and the commencement of the wind down schedule with United. The operating revenue decrease includes an overall decrease in revenue of $16.7 million that was partially offset by an increase in the recognition of previously deferred revenue of $6.0 million under the United capacity purchase agreement, $2.6 million of revenue recorded pursuant to the American capacity purchase agreement starting in March 2023, and $0.1 million recorded for other contract revenues related to startup and pass through items.

Operating Expenses

The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$29,768	$26,601	$3,167	11.9%
Aircraft Fuel and Oil	102	51	51	100.0%
Aircraft Maintenance, Materials and Repairs	19,349	14,501	4,848	33.4%
Other Rents	1,594	1,613	(19)	(1.2%	)
Depreciation, Amortization and Obsolescence	6,357	6,644	(287)	(4.3%	)
Purchased Services and Other	4,442	3,765	677	18.0%

Total Operating Expenses	$61,612	$53,175	$8,437	15.9%

Our consolidated operating expenses consist of the following items:

Payroll and Related Costs. Payroll and related costs increased $3.2 million, or 11.9%, to $29.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by increases in pilot bonuses and hourly pay of $3.4 million, payroll taxes of $0.3 million, management employee wages of $0.2 million, and maintenance employee wages of $0.2 million. The increase was partially offset by a decrease of $0.5 million in employee benefits, $0.2 million in wages for flight attendants, and $0.2 million in other employee expenses.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement and the American capacity purchase agreement during the three months ended March 31, 2023 and March 31, 2022 were directly paid to suppliers by United or American, as applicable. Aircraft fuel and oil expense primarily reflects the costs associated with aircraft oil purchases. These expenses were immaterial for the three months ended March 31, 2023 and March 31, 2022.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $4.8 million, or 33.4%, to $19.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of an increase in airframe repairs and materials purchases of $3.4 million and $1.7 million, respectively. The increase was largely driven by higher maintenance rates and a greater reliance on third-party maintenance providers due to the ongoing labor shortage. The increase was partially offset by a decrease of $0.4 million in engine repair costs.

Other Rents. Other rents expense remained relatively unchanged for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.3 million, or 4.3%, to $6.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily related to a $0.3 million decrease in obsolescence reserves. All other depreciation accounts were relatively unchanged and are immaterial.

Purchased Services and Other. Purchased services and other expense increased $0.7 million, or 18.0%, to $4.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $0.6 million in legal fees, $0.1 million for miscellaneous IT supplies, and $0.1 million associated with a loss on disposal of assets. This increase was partially offset by a decrease of $0.1 million for professional and technical fees.

Other Income (Expense)

Interest Income. Interest income increased $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $0.9 million in interest and dividends earned on marketable securities, partially offset by a decrease of $0.3 million in interest earned on the notes receivable due from United.

Interest Expense. Interest expense was immaterial and relatively unchanged for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Gain on Marketable Securities. Gains on marketable securities increased $4.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to an increase in the market value of marketable securities. There were $1.8 million in unrealized gains recorded for the three months ended March 31, 2023 compared to an unrealized loss of $2.4 million for the three months ended March 31, 2022.

Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net Income

Net income for the three months ended March 31, 2023 was $0.9 million, or $0.01 per basic share and $0.01 per diluted share, compared to net income of $9.3 million, or $0.19 per basic share and $0.14 per diluted share, for the three months ended March 31, 2022. For additional information, refer to Note 10, Earnings Per Share and Equity.

The decrease in net income for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily resulted from a decrease in operating revenue, and an increase in overall operating expenses consisting primarily of maintenance and payroll expenses. The decrease in net income was partially offset by non-operating income primarily resulting from unrealized gains on marketable securities.

Income Taxes

In the three months ended March 31, 2023, our effective tax rate was (44.19)%, compared to 23.8% in the three months ended March 31, 2022.

The income tax expense for the three months ended March 31, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.

We recorded an income tax benefit of $0.3 million and income tax provision of $2.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

The income tax provision for the three months ended March 31, 2023 resulted in an effective tax rate of (44.19)%, which differed from the U.S. federal statutory rate of 21% primarily due to the reversal of the valuation allowance on federal and state deferred tax assets that are capital in nature due to the unrealized gains on marketable securities during the quarter, the impact of state taxes, and permanent differences between financial statement and taxable income.

For additional information, refer to Note 5, Income Taxes, in our consolidated financial statements included within our 2022 Annual Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, and Air Wisconsin’s cash flows from operations. As of March 31, 2023, our cash and cash equivalents balance was $22.5 million and we held $156.3 million of marketable securities. For the three months ended March 31, 2023, cash used in operations was $6.7 million. In the near term, we expect to fund our liquidity requirements through cash generated from operations, as well as our existing cash, cash equivalents, and marketable securities balances.

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor and maintenance costs, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the three months ended March 31, 2023, we had $1.8 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends, in part, on its ability to generate cash from operating activities as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, restructure its current debt financing or liquidate its marketable securities, to achieve its longer-term objectives. As of March 31, 2023, Air Wisconsin had $9.1 million of short-term debt and $51.6 million of long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to Note 6, Debt and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2022 Annual Report.

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

Restricted Cash

As of March 31, 2023, in addition to cash and cash equivalents of $22.5 million, the Company had $0.7 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting our worker’s compensation insurance program, landing fees at certain airports and facility leases, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.

Cash Flows

The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	($6,661)	($1,788)	($4,873)	272.5%
Net cash used in investing activities	(2,553)	(1,438)	(1,115)	77.5%
Net cash used in financing activities	(1,788)	(9,244)	7,456	(80.7%)

Cash Flows Used in Operating Activities

During the three months ended March 31, 2023, our cash flows used in operating activities were $6.7 million. We had net income of $0.9 million. Net cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $6.1 million, accrued payroll and employee benefits of $1.2 million, accounts payable of $0.8 million, and contract liabilities of $0.5 million, partially offset by decreases in cash primarily related to deferred revenue of $10.7 million, gains on marketable securities of $1.7 million, notes receivable of $1.6 million, accounts receivable of $0.8 million, prepaid expenses and other of $0.7 million, spare parts and supplies of $0.4 million, and other long-term liabilities of $0.3 million.

During the three months ended March 31, 2022, our cash flows used in operating activities were $1.8 million. We had net income of $9.3 million. Cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $6.2 million, prepaid and other expenses of $4.5 million, deferred revenue of $4.3 million, and loss on marketable securities of $2.4 million, partially offset by decreases in cash primarily related to long-term deferred revenues of $9.0 million, accounts receivable of $8.3 million, accounts payable of $4.3 million, notes receivable of $3.5 million, accrued payroll and benefits of $2.4 million, and contract liabilities of $1.4 million.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2023, our cash flows used in investing activities were $2.6 million of which $1.8 million was for additions to property and equipment and $0.8 million for investments in marketable securities.

During the three months ended March 31, 2022, our cash flows used in investing activities were $1.4 million resulting primarily from additions to property and equipment.

Cash Flows Used in Financing Activities

During the three months ended March 31, 2023, our cash flows used in financing activities were $1.8 million, reflecting $1.0 million to repurchase shares of our common stock, $0.6 million in repayments of long-term debt and $0.2 million of dividends paid on preferred stock.

During the three months ended March 31, 2022, our cash flows used in financing activities were $9.2 million, reflecting 7.5 million to repurchase shares of our common stock, $1.0 million for the cancellation of a stock option, $0.6 million in repayments of long-term debt and $0.2 million of dividends paid on preferred stock.

Commitments and Contractual Obligations

As of March 31, 2023, Air Wisconsin had $71.1 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $55.6 million in principal amount of the Aircraft Notes related to owned aircraft used in continuing operations and $5.0 million of projected interest on the Aircraft Notes. As of March 31, 2023, Air Wisconsin also had $10.5 million of operating lease obligations primarily related to certain training simulators and facilities.

The following table sets forth our cash obligations relating to long-term debt and contractual obligations for the periods presented ($in thousands):

		Payment Due for Year Ended December 31, (in thousands)
	Total	April through December 2023	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$55,600	$7,000	$7,000	$41,600	$—	$—	$—
Aircraft Notes Interest	$5,066	$1,598	$1,874	$1,594	$—	$—	$—
Operating Lease Obligations	$10,478	$4,165	$3,222	$2,487	$171	$75	$358

Total	$71,144	$12,763	$12,096	$45,681	$171	$75	$358

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million and certain additional amounts may be due based on excess cash flow. The amounts set forth in the table do not reflect any such additional excess cash flow payments. The Aircraft Notes are subject to fixed interest rates. For additional information, refer to Note 6, Debt, in our audited consolidated financial statements included within our 2022 Annual Report.

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

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of March 31, 2023, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 26.9% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.

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

On March 31, 2023, the board of directors declared a Preferential Dividend of $198 and a Conversion Cap Excess Dividend of $54 on the Series C Preferred, which were paid on March 31, 2023.

Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Harbor accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets included in this Quarterly Report.

Debt and Credit Facilities

For information regarding our debt and credit facilities, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2022 Annual Report.

Maintenance Commitments

For information regarding our maintenance commitments, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Maintenance Commitments” within our 2022 Annual Report.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies. Our critical accounting policies relate to revenue recognition, long-lived assets and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. For additional information, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” within our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information regarding market risk provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” within our 2022 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer, principal financial officer and principal accounting officer, concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Effectiveness of Controls

Our management, including our principal executive officer, principal financial officer and principal accounting officer, does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act), will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of March 31, 2023, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims that are likely, individually or taken together, to have a material adverse effect on our business, financial condition, results of operations, liquidity or future prospects. However, regardless of the merits of the claims raised, the ultimate resolution of legal proceedings, regulatory matters, and other disputes and claims is inherently uncertain, and they may have an adverse impact on us as a result of an adverse outcome, defense and settlement costs, diversion of management’s time and resources, and other factors. For additional information, refer to Note 8, Commitments and Contingencies.

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

As a result of the significant decline in passenger demand and drastically reduced flight departures during the early stage of the COVID-19 pandemic, there was no shortage of qualified pilots in the airline industry. During the first two years of the COVID-19 pandemic, for many reasons, such as reduced flying opportunities, travel restrictions and COVID-19 vaccine mandates, many pilots decided to retire or seek employment in other industries. However, as passenger demand for air travel has increased, Air Wisconsin has experienced challenges hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from voluntary retirement decisions. Air Wisconsin has also experienced challenges with pilot attrition to other airlines, including United. Air Wisconsin has historically expended significant resources to recruit and train pilots, including as a result of recent significant upward pressure on pilot compensation at certain regional airlines and limited availability of flight simulators and instructors. Air Wisconsin has increased its pilot compensation and may continue to experience additional cost increases in the future. Since neither the United capacity purchase agreement nor the American capacity purchase agreement requires an increase in the amounts paid to Air Wisconsin as Air Wisconsin increases the amount of pilot compensation, these increases could have an adverse impact on our financial condition and operating results.

Under the American capacity purchase agreement, American is required to pay Air Wisconsin a fixed amount each month for each covered aircraft. However, no monthly payment is required for aircraft that do not meet certain minimum block hour utilization thresholds. Accordingly, if Air Wisconsin is not able to hire and retain a sufficient number of pilots, it will not be paid for all aircraft otherwise covered by the American capacity purchase agreement, which could have an adverse impact on our business and operations.

Air Wisconsin has also recently experienced difficulty hiring and retaining qualified mechanics to service its aircraft, due to a variety of factors, including voluntary retirement decisions, decisions not to return after furloughs during the COVID-19 pandemic, decisions to leave the airline industry, and the hiring needs of other airlines. There is also a risk that more mechanics may decide to leave the airline industry. Air Wisconsin has increased its mechanic wages, along with offering other hiring incentives, and may continue to experience additional cost increases in the future. If Air Wisconsin is unable to hire and retain a sufficient number of qualified mechanics, it could have an adverse impact on our business and operations.

If future pilot or mechanic attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots and mechanics, Air Wisconsin may need to continue to increase its labor costs to attract and retain sufficient qualified pilots and mechanics or it may be unable to fly the number of flights scheduled under the American capacity purchase agreement, which may result in penalties under the agreement that would negatively impact Air Wisconsin’s operations and our financial condition.

Our business will be highly dependent on the American capacity purchase agreement because American will be Air Wisconsin’s sole airline partner.

Prior to March 2023, we derived nearly all of our operating revenues from the United capacity purchase agreement because United was Air Wisconsin’s sole airline partner. Upon the transition of Air Wisconsin’s aircraft to American, we will derive nearly all of our operating revenues from the American capacity purchase agreement because American will be Air Wisconsin’s sole airline partner.

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

Any events that negatively impact the financial or operating performance of American could have a material adverse effect on our business, financial condition and results of operations. American could be materially and adversely impacted, directly or indirectly, by new variants of COVID-19 or other infectious diseases, by worldwide political or economic changes or instability, including those associated with the outbreak of war or hostilities, government sanctions, travel restrictions, rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates and inflation. If American were to experience significant financial difficulties as a result of these or other reasons, it could negatively impact American’s ability to meet its financial obligations under the American capacity purchase agreement or alter its business strategy as it applies to regional airlines. Further, if American were to become bankrupt, the American capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations.

Disagreements regarding the interpretation of our capacity purchase agreements could have an adverse effect on our operating results and financial condition.

Contractual agreements, such as our capacity purchase agreements, are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. Currently, a dispute exists under the United capacity purchase agreement with respect to certain recurring amounts owed to Air Wisconsin by United. In October 2022, United initiated arbitration under the agreement and requested a declaration that it does not owe any of the disputed amounts claimed by Air Wisconsin. In October 2022, United also delivered an initial wind-down schedule under the United capacity purchase agreement. In December 2022 and February 2023, Air Wisconsin sent United notices of termination of the agreement. In the arbitration, United has contested Air Wisconsin’s right to terminate the agreement and has asserted a claim for damages for wrongful termination. In accordance with the termination provisions, and in response to Air Wisconsin’s first termination notice, United delivered a revised wind-down schedule in January 2023. Following the delivery of that revised schedule, in February 2023, the parties agreed, in a sixth amendment to the United capacity purchase agreement, to a wind-down schedule that provides for the withdrawal of aircraft from the agreement beginning in January 2023 and continuing until early June 2023, at which time all of Air Wisconsin’s remaining aircraft will be withdrawn from the agreement, and Air Wisconsin will cease flying for United. Notwithstanding the provision of the agreed wind-down schedule, the sixth amendment does not resolve the ongoing disputes regarding the amounts that United owes to Air Wisconsin or Air Wisconsin’s right to terminate the United capacity purchase agreement and its potential liability for damages if United’s claim of wrongful termination is upheld, both of which remain subject to the arbitration. The arbitration has resulted in substantial costs and a diversion of management’s attention and resources, and it is possible that there could be an unfavorable determination by the arbitrators, which could harm our business, financial condition and results of operations.

It is also possible that a dispute could arise with respect to the American capacity purchase agreement, which could also have an adverse effect on our business, financial condition and results of operations.

Maintenance costs and delays may increase further, and out-of-service periods may result in aircraft being unavailable for flying.

The average age of Air Wisconsin’s CRJ-200 regional jets as of March 31, 2023 was approximately 20.6 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses. Maintenance issues may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the American capacity purchase agreement. There are also industry-wide supply chain issues and parts shortages that have lengthened the time to complete required maintenance. These industry-wide issues could increase Air Wisconsin’s costs for maintenance and parts and possibly require it to renegotiate contracts with third-party providers to ensure their continued support of our programs. In addition, as noted above, there is an industry-wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues or delays resulting in out-of-service periods could have a further adverse effect on our financial condition and operating results.

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

If American provides Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the American capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.

Under the terms of the American capacity purchase agreement, American has the ability to schedule Air Wisconsin’s flights in any manner that serves its purposes, subject to certain reasonable operating constraints which do not prevent it from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time in the past, United scheduled Air Wisconsin’s flights in a manner that created operational inefficiencies for Air Wisconsin, such as building in long crew layovers or overnights, which caused crew staffing issues and resulted in limited crew availability to fly other scheduled Air Wisconsin flights, or providing Air Wisconsin with flight schedules that were inconsistent with Air Wisconsin’s existing operational footprint. It is possible that American will also schedule flights in a manner that Air Wisconsin deems inefficient. These actions could have a material adverse effect on our business, financial condition and results of operations.

Certain factors have led United in the past, and may lead American in the future, to modify the anticipated utilization of Air Wisconsin’s aircraft, some of which are beyond Air Wisconsin’s control. Any factors that cause American to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. The actual number of flights American schedules under the American capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated or which American initially communicated for the period.

Air Wisconsin’s current and future growth opportunities may be limited by a number of factors impacting American or the airline industry generally.

Growth opportunities within American’s current flight network may be limited by various factors, including “scope” clauses in its collective bargaining agreements with its pilots that restrict the number and size of regional aircraft that may be operated in its flight systems that are not flown by its pilots. These clauses could limit Air Wisconsin’s ability to operate additional aircraft for American, which would limit Air Wisconsin’s expansion opportunities. American is under no obligation to provide Air Wisconsin with an opportunity to fly additional aircraft within its system or to otherwise expand its relationship with Air Wisconsin.

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

Under the United and American capacity purchase agreements, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. As noted above, American is not required to pay certain amounts in respect of aircraft that do not meet certain minimum block hour utilization thresholds. The primary operating costs intended to be compensated by the predetermined rates include, among other things, salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid under the applicable agreement, our financial position and operating results will be negatively affected. For example, Air Wisconsin has experienced, and may continue to experience, upward pressure on pilot and mechanic compensation as it seeks to attract and retain qualified staff. Neither the United capacity purchase agreement nor the American capacity purchase agreement provides for adjustments for any resulting compensation increases and, therefore, such increases could negatively impact our operating results.

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

As of March 31, 2023, we had approximately $97.1 million of property, equipment and related assets, net of accumulated depreciation, of which $92.9 million relates to aircraft, engines and parts. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. For example, any of the following circumstances could cause us to reduce our estimates as to the useful life, residual value or cash flow potential of our aircraft or engines, which could require an impairment charge:

•	we add a new aircraft type to our fleet and reduce the number of our existing CRJ-200 aircraft;

•	the pilot shortage causes us to permanently retire some aircraft; or

•	a lack of demand for our aircraft or engine types reduces the proceeds we receive on disposition to less than we estimated.

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

The airline business is capital intensive. As of March 31, 2023, Air Wisconsin had approximately $60.7 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. Since the acquisition of such aircraft, Air Wisconsin has financed its operations primarily from cash flow. However, to the extent Air Wisconsin finances its activities or its pursuit of new opportunities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay its existing and any additional debt service obligations, in addition to the high level of fixed costs associated with operating a regional airline, will depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.

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

In addition, the agreements that Air Wisconsin entered into with the Treasury for payroll support contained various covenants. If the Treasury determines that Air Wisconsin failed to comply with its obligations under those agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.

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

The COVID-19 pandemic, and the outbreak of any other disease or similar public health threat that we may face in the future, could result in additional adverse effects on the business, operating results, financial condition and liquidity of Air Wisconsin and American.

With the onset of the COVID-19 pandemic, airlines experienced a significant decline in domestic and international demand. Passenger demand has been increasing, but it still remains below 2019 levels. In addition, a further outbreak of COVID-19 or an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, and those of American.

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

Although the American capacity purchase agreement provides that American sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the applicable agreement, aircraft fuel is critical to Air Wisconsin’s operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are also impacted by factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, have and may continue to drive rapid changes in fuel prices in short periods of time. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may eventually impact the amount of flying that American schedules Air Wisconsin to perform. Any such schedule reductions may impact Air Wisconsin’s operating results. In addition, since single class 50-seat aircraft, such as those in Air Wisconsin’s fleet, are less fuel efficient than certain larger aircraft, increased fuel costs affects Air Wisconsin’s competitiveness in the industry.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.

The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential airline partners with whom Air Wisconsin could enter into commercial agreements. In addition, any further consolidation activity involving American, reduction in the size of its network or decision to reduce single class 50-seat aircraft such as the CRJ-200 regional jet could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could limit opportunities for Air Wisconsin to continue to provide service to American. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities.

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

As of March 31, 2023, Harbor had 44,749,986 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 32.7% of the fully diluted shares of capital stock of Harbor, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of Harbor’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 26.9% of the fully diluted shares of capital stock of Harbor (in each case assuming the full conversion of the Series C Preferred into common stock).

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

The Company has incurred, and expects to continue to incur, significant direct and indirect costs, and diversion of management’s time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the consolidated financial statements contained within its Annual Reports in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”).

Harbor would again become eligible to suspend its public reporting obligations if it: (i) determines in accordance with applicable SEC rules it has fewer than 300 stockholders of record as of certain points in time, (ii) does not file registration statements pursuant to the Securities Act (which it does not currently intend to do), and (iii) meets certain other requirements under applicable SEC rules. If Harbor becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which would result in Harbor no longer being required to file SEC reports. If Harbor ceases filing reports and other information with the SEC, it would significantly reduce the amount of publicly available information about the Company and its business and operations, which could have the effect of reducing the trading volume and price of Harbor’s common stock.

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

Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, contain provisions that, among other things:

•

prohibit the transfer of any shares of Harbor’s capital stock that would result in: (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-T(g)) of Harbor’s then- outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of Harbor’s then-outstanding capital stock;

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

Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, limit certain transfers of Harbor’s stock in order to preserve Harbor’s ability to use net operating loss carryforwards, which could adversely affect the trading price of its common stock.

To reduce the risk of a potential adverse effect on Harbor’s ability to use net operating loss carryforwards for federal income tax purposes, Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, prohibit certain transfers of shares of Harbor’s capital stock that could result in adverse tax consequences by impairing Harbor’s ability to utilize net operating loss carryforwards. These transfer restrictions are subject to a number of rules and exceptions, and generally may only be repealed or amended by the affirmative vote of the holders of at least two-thirds of the outstanding shares of Harbor’s capital stock. These transfer restrictions apply to the beneficial owners of the shares of Harbor’s capital stock. The transfer restrictions contained in Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may limit demand for Harbor’s common stock, which may adversely affect the trading price. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial.

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

Harbor is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either: (i) the market value of Harbor’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of Harbor’s common stock held by non-affiliates is less than $700 million and the annual revenues of Harbor are less than $100 million during the most recently completed fiscal year. Because Amun and Southshore collectively hold a significant percentage of the fully diluted shares of capital stock of Harbor, it would require a significant increase in the market value of Harbor’s common stock for Harbor to no longer qualify as a “smaller reporting company.”

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

The board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. Since the inception of the program, Harbor has purchased approximately 10.1 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements or capacity purchase agreements (or similar agreements) we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.

Harbor may be at increased risk of securities class action and other litigation.

In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. If Harbor faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations. As a result of our compliance with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, is publicly available, which may result in threatened or actual litigation or other disputes with our stockholders, employees or other constituents. If such claims are successful, our business and results of operations could suffer and, even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

No “affiliated purchaser” of Harbor acquired any shares of Harbor’s equity securities during the three months ended March 31, 2023.

Below is a summary of Harbor’s stock repurchase activity during the three months ended March 31, 2023:

Period	Total number of shares repurchased(1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
January 1 – January 31, 2023	164,780	$2.13	$351,247	$4,333,600
February 1 – February 28, 2023	144,559	$2.09	$302,483	$5,031,117
March 1 – March 31, 2023	160,412	$2.03	$326,275	$5,704,842
Total	469,751	$2.09	$980,005	$5,704,842

(1)

All of the reported shares were repurchased pursuant to Harbor’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.1†	Sixth Amendment to Capacity Purchase Agreement, dated February 10, 2023, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.5	4/3/2023

10.2*†	Amendment No. 1 to Capacity Purchase Agreement, dated February 23, 2023, between American Airlines, Inc. and Air Wisconsin Airlines LLC.					X

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

†

Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that such redacted information is (i) not material, and (ii) is the type of information the registrant treats as private or confidential. If requested by the Commission or the Staff, the registrant will promptly provide, on a supplemental basis, an unredacted copy of this exhibit and its analysis with respect to the materiality and confidentiality of the redacted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: May 15, 2023	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: May 15, 2023	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)