Form 10-Q
period 2023-06-30
HARBOR DIVERSIFIED, INC.
filed 2023-08-14
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2023, the registrant had 43,692,630 shares of common stock, $0.01 par value per share, outstanding, and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value per share, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, outcome of legal proceedings, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:

•	the supply of qualified pilots and mechanics to the airline industry, attrition, and the increasing costs associated with hiring, training and retaining qualified pilots and mechanics;

•

the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), since all Air Wisconsin’s aircraft have been withdrawn from the capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), which agreement expired in early June 2023;

•

the possibility that Air Wisconsin receives an unfavorable result from the arbitration initiated by United in October 2022 related to certain amounts owed to Air Wisconsin pursuant to the United capacity purchase agreement or that United prevails on its claim that Air Wisconsin wrongfully terminated the agreement;

•	any acceleration of debt under Air Wisconsin’s credit agreements;

•	aircraft and engine maintenance costs;

•

the amounts Air Wisconsin is paid or reimbursed under the American capacity purchase agreement or any future agreement may be less than the costs incurred, particularly as labor costs increase in response to pilot and mechanic shortages;

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

•

the duration and spread of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and American in particular, and the airline industry in general.

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

(ii)

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except shares and par value)

Part I. Financial Information
Item 1. Financial Statements

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,831	$33,333
Restricted cash	812	849
Marketable securities	141,453	153,827
Accounts receivable, net	45,074	40,341
Notes receivable	21,093	19,452
Spare parts and supplies, net	5,184	4,579
Contract costs	114	143
Contract assets, net	173	—
Prepaid expenses and other	2,749	3,732

Total Current Assets	232,483	256,256

Property and Equipment
Flight property and equipment	265,459	263,970
Ground property and equipment	8,287	8,055
Less accumulated depreciation and amortization	(183,329)	(169,766)

Net Property and Equipment	90,417	102,259

Other Assets
Operating lease right-of-use asset	11,113	13,480
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	639	—
Other	1,146	1,077

Total Other Assets	22,473	24,132

Total Assets	$345,373	$382,647

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,016	$20,165
Accrued payroll and employee benefits	13,184	12,989
Current portion of operating lease liability	4,199	5,091
Other accrued expenses	102	137
Contract liabilities	—	1,985
Deferred revenues	—	16,561
Current portion of long-term debt (stated principal amount of $3,500 at June 30, 2023 and December 31, 2022)	5,444	9,154

Total Current Liabilities	43,945	66,082

Other Long-Term Liabilities
Long-term debt (stated principal amount of $45,100 at June 30, 2023 and $48,600 December 31, 2022)	47,596	52,068
Long-term promissory note	4,275	4,275
Deferred tax liability	7,990	7,990
Long-term operating lease liability	4,500	5,849
Long-term contract liabilities, net	2,840	—
Other	1,737	1,977

Total Long-Term Liabilities	68,938	72,159

Total Liabilities	112,883	138,241
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value per share, 4,000,000 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 55,481,140 shares issued at June 30, 2023 and December 31, 2022, 43,830,036 shares outstanding at June 30, 2023 and 45,219,737 shares outstanding at December 31, 2022	555	555
Additional paid-in capital	285,111	285,668
Retained deficit	(48,321)	(40,034)
Treasury stock	(18,055)	(14,983)

Total Stockholders’ Equity	219,290	231,206

Total Liabilities and Stockholders’ Equity	$345,373	$382,647

See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$50,970	$77,923	$110,007	$144,891
Contract services and other	102	7	197	14

Total Operating Revenues	51,072	77,930	110,204	144,905

Operating Expenses
Payroll and related costs	29,953	27,694	59,721	54,295
Aircraft fuel and oil	221	34	323	85
Aircraft maintenance, materials and repairs	17,869	16,336	37,218	30,837
Other rents	1,474	1,657	3,068	3,270
Depreciation, amortization and obsolescence	6,370	6,674	12,727	13,318
Purchased services, legal and other	7,532	3,514	11,974	7,279

Total Operating Expenses	63,419	55,909	125,031	109,084

(Loss) Income from Operations	(12,347)	22,021	(14,827)	35,821

Other Income (Expense)
Interest income	1,429	1,382	2,795	2,166
Interest expense	(11)	—	(12)	—
(Loss) gain on marketable securities	(795)	(3,602)	945	(6,025)
Gain on extinguishment of debt	70	—	70	—
Other, net	(1)	(3)	(14)	(3)

Total Other Income (Expense)	692	(2,223)	3,784	(3,862)

Net (Loss) Income Before Taxes	(11,655)	19,798	(11,043)	31,959
Income Tax (Benefit) Expense	(2,486)	4,717	(2,756)	7,615

Net (Loss) Income	(9,169)	15,081	(8,287)	24,344
Preferred stock dividends	305	198	557	396

Net (loss) income available to common stockholders	$(9,474)	$14,883	$(8,844)	$23,948

Basic (Loss) Earnings per share	$(0.21)	$0.32	$(0.20)	$0.51
Diluted (Loss) Earnings per share	$(0.21)	$0.24	$(0.20)	$0.38
Weighted average common shares:
Basic	44,277	46,519	44,626	47,075
Diluted	44,277	63,019	44,626	63,773
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(40,034)	$(14,983)	$231,206
Net loss	—	—	—	—	—	—	(8,287)	—	(8,287)
Preferred stock dividends	—	—	—	—	—	(557)	—	—	(557)
Treasury stock purchases	—	—	(1,390)	1,390	—	—	—	(3,072)	(3,072)

Balance, June 30, 2023 (unaudited)	4,000	$13,200	43,830	11,651	$555	$285,111	$(48,321)	$(18,055)	$219,290

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2023	4,000	$13,200	44,750	10,731	$555	$285,416	$(39,152)	$(15,963)	$230,856
Net loss	—	—	—	—	—	—	(9,169)	—	(9,169)
Preferred stock dividends	—	—	—	—	—	(305)	—	—	(305)
Treasury stock purchases	—	—	(920)	920	—	—	—	(2,092)	(2,092)

Balance, June 30, 2023 (unaudited)	4,000	$13,200	43,830	11,651	$555	$285,111	$(48,321)	$(18,055)	$219,290

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560
Net income	—	—	—	—	—	—	24,344	—	24,344
Dividends	—	—	—	—	—	(396)	—	—	(396)
Cancellation of stock option	—	—	—	—	—	(969)	—	—	(969)
Treasury stock purchases	—	—	(7,300)	7,300	—	—	—	(9,934)	(9,934)

Balance, June 30, 2022 (unaudited)	4,000	$13,200	46,016	9,465	$555	$286,064	$(54,800)	$(13,214)	$218,605

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2022	4,000	$13,200	47,054	8,427	$555	$286,262	$(69,881)	$(10,762)	$206,174
Net income	—	—	—	—	—	—	15,081	—	15,081
Dividends	—	—	—	—	—	(198)	—	—	(198)
Treasury stock purchases	—	—	(1,038)	1,038	—	—	—	(2,452)	(2,452)

Balance, June 30, 2022 (unaudited)	4,000	$13,200	46,016	9,465	$555	$286,064	$(54,800)	$(13,214)	$218,605

See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2023	2022

	(unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(8,287)	$24,344
Adjustments to reconcile net (loss) income to net cash (used) in/provided by operating activities:
Depreciation, amortization and obsolescence allowance	12,727	13,318
Amortization of contract costs	(1,461)	(2,383)
Amortization of engine overhauls	1,515	1,305
Deferred income taxes	—	(118)
Loss on disposition of property and equipment	208	38
(Gain) loss on marketable securities	(945)	6,025
Gain on extinguishment of debt	(70)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,733)	(16,697)
Notes receivable	(1,641)	(7,609)
Spare parts and supplies	(605)	(159)
Prepaid expenses and other	139	4,623
Operating lease right-of-use asset	126	54
Accounts payable	851	(1,486)
Accrued payroll and employee benefits	195	(1,728)
Other accrued expenses	(35)	24
Long-term deferred revenue	—	(9,046)
Contract liabilities	2,143	(2,080)
Deferred revenues	(16,561)	(8,292)
Income taxes payable	—	3,487
Other long-term liabilities	(240)	(60)

Net Cash (Used) in/Provided by Operating Activities	(16,674)	3,560

Cash Flows from Investing Activities
Additions to property and equipment	(2,453)	(3,732)
Proceeds on disposition of property and equipment	10	7
Purchase of marketable securities	(1,681)	(958)
Sale of marketable securities	15,000	—

Net Cash Provided by/(Used) in Investing Activities	10,876	(4,683)

Cash Flows from Financing Activities
Repayment of long-term debt	(8,112)	(1,190)
Dividends paid on preferred stock	(557)	(396)
Cancellation of stock option	—	(969)
Repurchased stock	(3,072)	(9,934)

Net Cash Used in Financing Activities	(11,741)	(12,489)

Decrease in Cash, Cash Equivalents and Restricted Cash	(17,539)	(13,612)
Cash, Cash Equivalents and Restricted Cash, beginning of period	34,182	38,619

Cash, Cash Equivalents and Restricted Cash, end of period	$16,643	$25,007

See accompanying condensed notes to unaudited condensed consolidated financial statements.
See Note 11 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries
Condensed Notes to Condensed Consolidated Financial Statements (in thousands, except shares and per share amounts)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Harbor Diversified, Inc. (“Harbor”) and its subsidiaries (collectively, the “Company”).
Harbor
is a non-operating holding company
that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which is a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity with
no material assets.
The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly in all material respects the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to condensed consolidated financial statements are presented in thousands except per share and par value amounts.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form
10-K
for the year ended December 31, 2022, which was filed with the SEC on April 3, 2023 (“2022 Annual Report”). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other reporting period.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Additionally, Air Wisconsin is continuing to explore aircraft leasing opportunities.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier. For the three months ended June 30, 2023, Air Wisconsin was engaged in the business of providing scheduled passenger service for United Airlines, Inc. (“United”) under a capacity purchase agreement (“United capacity purchase agreement”) which was entered into in February 2017 and which terminated in early June 2023. Since March 1, 2023, Air Wisconsin has also provided scheduled passenger service for American Airlines, Inc. (“American”) under a capacity purchase agreement (“American capacity purchase agreement”), pursuant to which Air Wisconsin agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. The American capacity purchase agreement also provides that the parties may discuss the possibility of adding
CRJ-700
regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is currently under any obligation with respect to these aircraft.
American became Air Wisconsin’s sole airline partner when all its aircraft were removed from United’s flying operations in early June. As of June 30, 2023, Air Wisconsin had 32 aircraft in service for American under the American capacity purchase agreement.
For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
.

Contract Revenues
For the three months ended June 30, 2023, approximately 47.1% of the Company’s operating revenues were derived from operations associated with the United capacity purchase agreement and approximately 52.7% of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement.
In performing an analysis of the United capacity purchase agreement and the American capacity purchase agreement within the framework of Accounting Standards Update (“ASU”)
No. 2016-02,
Leases (“Topic 842”)
and Financial Accounting Standards Board (“FASB”) ASU No. 606,
Revenue from Contracts with Customers (“Topic 606”)
, the Company determined that a portion of the payments it receives under the capacity purchase agreements that is designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” is considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements is considered non-lease
revenue. After consideration of the lease and
non-lease
components, within the context of Topic 842, the Company determined the non-lease
component to be the predominant component of each capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease
components. Therefore, all compensation received by Air Wisconsin pursuant to the United capacity purchase agreement and the American capacity purchase agreement has been accounted for under Topic 606.
The Company has recognized revenue under each capacity purchase agreement over time as services are provided. Under each agreement, Air Wisconsin is entitled to receive a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per covered aircraft per day (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), in each case subject to annual increases during the term of the agreement. Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. Each agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes.
Prior to the termination of the United capacity purchase agreement in early June 2023, United made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments were then subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments were reconciled through April 2023. Subject to final reconciliation of the provisional cash payments for the periods after April 2023, as of June 30, 2023, United owed Air Wisconsin approximately $
29,896
, which is recorded in accounts receivable, net of amounts owed to United, on the condensed
consolidated balance sheets. United is disputing that it owes $
30,149
. For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
and Note 8,
Commitments and Contingencies
.
American makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with American based on actual completed flight activity. As of the date of this filing, the payments through June 2023 have been reconciled. As of June 30, 2023, American owed Air Wisconsin approximately $
2,575, which is recorded in accounts receivable, net, on the condensed
consolidated balance sheets.
Prior to the termination of the United capacity purchase agreement in early June 2023, Air Wisconsin was eligible to receive incentive payments, or was required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The incentives were defined in the agreement, and performance was measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculated the incentives achieved, or penalties payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under Topic 606. Although, as of the date of this filing, the final reconciliations had not been completed for periods after April 2023, after considering operational performance related to expected incentive and penalty payments, Air Wisconsin has received, or is likely to receive, net payments of $216 and $1,243 for the three and six months ended June 30, 2023, respectively, as compared to $2,530 and $3,307 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, Air Wisconsin recorded $457 as part of accounts receivable, net, on the condensed
consolidated balance sheets related to net incentive amounts. As of December 31, 2022, Air Wisconsin recorded $2,307 as part of accounts receivable, net, on the condensed
consolidated balance sheets related to net incentive amounts.
Commencing in September 2023, Air Wisconsin will be eligible under the American capacity purchase agreement to receive bonus payments, or may be required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time
performance, and customer satisfaction ratings. The bonus and rebate amounts are defined in the agreement, and performance will be measured on a monthly or quarterly basis. At the end of each month or quarter, Air Wisconsin will calculate the bonus amounts achieved, or rebates payable, during that period and recognize revenue accordingly, subject to the variable constraint guidance under Topic 606.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the
COVID-19
pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it continued to do so until the termination of the agreement in early June 2023. Accordingly, during the three and six months ended June 30, 2023, Air Wisconsin recognized $5,841 and $16,561 of fixed revenues that were previously deferred, respectively, compared to a recognition of $12,632 and $17,368 of fixed revenues in the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, deferred fixed revenues in the amount of $0 and $16,561, respectively, were recorded as part of deferred revenues on the condensed
consolidated balance sheets.

Under the United capacity purchase agreement, Air Wisconsin also recognized decreased non-refundable
upfront fee revenues and increased fulfillment costs, both of which were amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights completed in the period relative to the number of flights expected to be completed in subsequent periods. During the three and six months ended June 30, 2023, Air Wisconsin recorded $410 and $1,335 of revenue from upfront fees, respectively, and $44 and $143 of fulfillment costs, respectively, compared to $1,316 and $2,383 in revenue from upfront fees, respectively, and $141 and $256 of fulfillment costs for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, deferred upfront fee revenue in the amount of $0 and $410, respectively, is recorded as part of contract liabilities on the condensed
consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement based on a formula which takes into account pilot availability for any given month. Air Wisconsin will recognize this revenue related to the specific flight activity for the month in which the flights occur.
Under the American capacity purchase agreement, Air Wisconsin is also entitled to be reimbursed for certain startup costs
(non-refundable
upfront fee revenue), such as livery changes to the aircraft, to prepare the aircraft for American flight services. Through June 30, 2023, Air Wisconsin had incurred $3,792 in reimbursable costs, and it estimates that it will incur an additional $817 in reimbursable costs over the term of the American capacity purchase agreement. In accordance with GAAP, the Company will recognize revenue related to the total estimated non-refundable
upfront fee revenue of $4,609 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2023, Air Wisconsin recognized $115 and $125 of non-refundable
upfront fee revenues, respectively, compared to a recognition of $0 of non-refundable
upfront fee revenues in the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, Air Wisconsin deferred $3,666, and $0, respectively, in non-refundable
upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable
upfront fee revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual expenses incurred that will be reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of June 30, 2023 and December 31, 2022, deferred non-refundable
upfront fee revenues in the amount of $460 and $0, respectively, were netted as part of short-term contract assets, and $3,206 and $0, respectively, were recorded as part of long-term contract liabilities on the condensed
consolidated balance sheets.
As noted above, Air Wisconsin incurred certain startup costs (fulfillment costs) prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred were $774. These costs will be amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. For the three and six months ended June 30, 2023, Air Wisconsin recorded $19 and $21, respectively, and $0 for the three and six months ended June 30, 2022 for amortization expense related to fulfillment costs. As of June 30, 2023 and December 31, 2022, fulfillment costs of $114 and $0, respectively, are recorded as part of short-term contract costs, and $639 and $0, respectively, are recorded as part of long-term contract costs on the condensed
consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin will also receive a monthly support fee and be reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, Amendment No. 1 to the American capacity purchase agreement provided for a one-time
payment to assist with increased costs related to pilot compensation. In accordance with GAAP, the Company recognizes revenue related to the monthly support fee, heavy maintenance revenue, and one-time
pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2023, Air Wisconsin recognized $1,147 and $1,260, respectively, of revenue related to the one-time assistance payment, the estimated monthly support fee and the heavy maintenance revenues, compared to $
0
for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, revenues related to the monthly support fee and anticipated heavy maintenance reimbursements in the amounts of $
633 and $0, respectively, were recorded as part of short-term contract assets, and $366 and $0, respectively, were netted in long-term contract liabilities on the condensed
consolidated balance sheets. Air Wisconsin’s contract liabilities related to the one-time
assistance payment and estimated monthly support fee and heavy maintenance revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenues and on the number of flights actually completed in each reporting period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement.

As part of the October 2020 amendment to the United capacity purchase agreement (“CPA Amendment”), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the wind-down period. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base, of which $73 was deferred as of December 31, 2021, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the wind-down period. For the three and six months ended June 30, 2023, Air Wisconsin recorded $199 and $649 of revenue related to these items, respectively, compared to $640 and $1,159 of revenue related to these items for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was no deferred CPA Amendment revenue recorded as part of contract liabilities on the condensed
consolidated balance sheets.
The timing of the recognition under the American capacity purchase agreement of non-refundable
upfront fee revenue, fulfillment costs, monthly support fee revenues, heavy check maintenance revenues and one-time
support fee revenues in future periods is subject to considerable uncertainty due to a number of factors, including the estimated revenue amounts to be received and the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. The amount of revenues recognized for the three and six months ended June 30, 2023, that were related to the United capacity purchase agreement and previously recorded as contract liabilities was $609 and $1,985, respectively. During the three and six months ended June 30, 2023, there were no revenues recognized that were previously recorded as contract liabilities related to the American capacity purchase agreement.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the
COVID-19
pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represented the relative stand-alone selling price of the performance obligation. The stan
d ready
performance obligation was recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three and six months ended June 30, 2023, Air Wisconsin recorded $0 and $1,641, respectively, in revenue related to this performance obligation compared to $4,099 and $7,608 for the three and six months ended
June 30, 2022, respectively. Under the CPA Amendment, United was required to accrue this amount and, upon request by Air Wisconsin, deliver a note evidencing this amount each quarter. Therefore, this amount is recorded in notes receivable on the condensed consolidated balance sheets. The notes receivable contain a significant financing component and any interest income is separately reported on the condensed consolidated statements of operations. United has disputed that it owes these amounts in respect of certain quarters and has refused to deliver notes for those quarters. On November 4, 2022, United prepaid to Air Wisconsin $
50,126
to satisfy all of the outstanding, undisputed notes receivable, including all accrued interest, pursuant to the CPA Amendment in respect of the period from the second quarter of 2020 through the third quarter 2021 and the $
11,048 note receivable described above. The unpaid disputed notes came due on February 28, 2023. As of June 30, 2023, the principal amount of the unpaid disputed notes totaled $21,093. Prior to February 28, 2023, the unpaid disputed notes bore interest at the rate of 4.5% per annum. After February 28, 2023, the notes bear interest at the default interest rate of 12% per annum. As of June 30, 2023, interest receivable on the disputed notes, calculated at the pre-default
contractual rate without any default interest, totaled $790 and is recorded in accounts receivable, net, on the condensed
consolidated balance sheets. For additional information, refer to Note 8,
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
Restricted Cash
As of June 30, 2023 and December 31, 2022, the Company had a restricted cash balance of $812 and $849, respectively. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8,
Commitments and Contingencies
and Note 13,
Stock Repurchase Program
.

Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in marketable securities on the condensed consolidated balance sheets, in accordance with the guidance in ASC Topic 321
,

Investments-
Equity Securities
,

with the change in fair value during the period included on the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s marketable securities was $
141,453 and $153,827, respectively. For additional information, refer to
Fair Value of Financial Instruments
in this Note 1.
The calculation of net unrealized gains and losses that relate to marketable securities held as of June 30, 2023 is as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net (losses) gains recognized during the period on equity securities	$(795)	$945
Less: Net losses recognized during the period on equity securities sold during the period	(82)	(82)

Unrealized (losses) gains recognized during the period on equity securities held as of the end of the period	$(713)	$1,027

The calculation of net unrealized gains and losses that relate to marketable securities held as of June 30, 2022 is as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net losses recognized during the period on equity securities	$(3,602)	$(6,025)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—

Unrealized losses recognized during the period on equity securities held as of the end of the period	$(3,602)	$(6,025)

Property and Equipment
Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft	7 years	$50
Spare engines	7 years	$25
Rotable parts	7 years	10%
Ground equipment	up to 10 years	0%
Office equipment	up to 10 years	0%
Leasehold improvements	Shorter of asset or lease life	0%
The table below sets forth the original cost of the Company’s fixed assets and accumulated depreciation or amortization as of the dates presented:

	June 30, 2023		December 31, 2022
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$70,676	$45,244	$70,089	$40,544
Spare engines	164,706	112,719	163,708	103,834
Rotable parts	27,207	18,345	27,936	18,655
Ground equipment	2,738	2,163	2,718	2,063
Office equipment	4,515	4,296	4,519	4,218
Leasehold improvements	1,034	562	818	452

Total	$270,876	$183,329	$269,788	$169,766

The amounts in the table exclude construction in process of $2,870 and $2,237 at June 30, 2023 and December 31, 2022, respectively. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.
Air Wisconsin’s capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop visit. Lotus’ engine maintenance costs are expensed.
Depreciation expense in the three and six months ended June 30, 2023 was $6,307 and $12,562, respectively, compared to $6,218 and $12,433 for the three and six months ended June 30, 2022, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying condensed consolidated statements of operations.
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
If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived assets and indefinite-lived intangible assets and determined that no quantitative impairment tests were required to be performed as of June 30, 2023 and June 30, 2022. Air Wisconsin in the future may include aircraft other than the
CRJ-200
as part of its flying operations. Such an event would likely lead Air Wisconsin to conduct qualitative tests for impairment of the
CRJ-200
fleet and related assets.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not
sustain the position following an audit. For tax positions meeting the more-likely-than-not
threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied the uncertain tax position guidance to all tax positions for which the statute of limitations remains open.
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2019. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2018. As of June 30, 2023, the Company had no outstanding tax examinations.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. As of June 30, 2023, in addition to cash and cash equivalents of $15,831, the Company had $812 in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. Since a significant portion of Air Wisconsin’s revenues are derived from United and American, a significant portion of the accounts receivable balance is derived from United and American as well. For the three and six months ended June 30, 2023, United and American made up $30,686 and $2,575 of the total accounts receivable balance of $45,074, respectively. As of December 31, 2022, United made up $29,770 of the total accounts receivable balance of $40,341.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Approximately 47.1% and 72.9% of the Company’s consolidated revenues for the three and six months ended June 30, 2023, respectively, and 99.9 % for both the three and six months ended June 30, 2022, and a substantial portion of accounts receivable and notes receivable at the end of the three and six months ended June 30, 2022 were derived from the United capacity purchase agreement.
Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. Approximately 52.7% and 26.9% of the Company’s consolidated revenues for the three and six months ended June 30, 2023, respectively were from the American capacity purchase agreement. American became Air Wisconsin’s sole airline partner when all of Air Wisconsin’s aircraft were removed from United’s flying operations in early June. Going forward, substantially all of the Company’s revenues and accounts receivable will be derived from the American capacity purchase agreement.
Neither United’s nor American’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement are collateralized.
For additional information, refer to Note 3,
Capacity Purchase Agreements with United and American
.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
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
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). Fair Value Measurement (“Topic 820”) establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:
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
The tables below set forth the Company’s classification of marketable securities and long-term investments as of the dates presented:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$111,030	$111,030	$—	$—
Marketable securities – mutual funds	30,423	30,423	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$145,728	$141,453	$4,275	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$109,178	$109,178	$—	$—
Marketable securities – mutual funds	44,649	44,649	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—

Total	$158,102	$153,827	$4,275	$—

Reclassification
Certain non-operating income amounts were previously recorded in other, net, on the condensed consolidated statements of operations in the amounts of $
694 and $904 for the three and six months ended June 30, 2022, respectively, have been reclassified to interest income to conform to the presentation for the three and six months ended June 30, 2023, with no effect on net income. The reclassification relates to certain income received on the investment in marketable securities.
Recently Adopted Accounting Pronouncement
On January 1, 2023 the Company adopted ASU
2016-13,
Financial Instruments-Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”).
ASU
2016-13
introduces a new accounting model known as Current Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions in the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. The Company determined that amounts in dispute with United do not fall within the standard. The Company further determined that its receivables are primarily the result of its relationship with United and American, or insurance related receivables. These receivables are payable by credit-worthy companies and any resulting adjustment related to the adoption of CECL was determined to be immaterial. Therefore, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements. Further, no adjustment was made to opening retained earnings as a result of the adoption of the accounting standard using the modified retrospective method. The Company does continue to maintain an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $
13 and $18, as of June 30, 2023 and December 31, 2022, respectively. The Company will continue to monitor its financial instruments for expected credit losses under the newly adopted standard.
2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances and its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company currently believes its available working capital and anticipated cash flows from operations will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or that additional funds will be available, to meet its future liquidity needs, particularly if Air Wisconsin receives an adverse determination in the arbitration with United.
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
levels.
In addition, Air Wisconsin’s block hours have been temporarily reduced as a result of the transition from flying for United to flying for American. Before any Air Wisconsin aircraft was available to operate flights for American, that aircraft had to be removed from service under the United capacity purchase agreement, painted to meet the livery requirements of the American capacity purchase agreement and otherwise modified to meet such requirements. During the period from the withdrawal of an aircraft from service under the United capacity purchase agreement until it is placed into service under the American capacity purchase agreement, that aircraft did not generate revenues from either United or American. As of June 30, 2023, Air Wisconsin had 32 aircraft in service for American under the American capacity purchase agreement.

For additional information, refer to Part I, Item 1, “
Business
—
American Capacity Purchase Agreement
” within the 2022 Annual Report.
3. Capacity Purchase Agreements with United and American
In February 2017, Air Wisconsin entered into the United capacity purchase agreement. That agreement terminated and Air Wisconsin ceased flying for United in early June 2023. Although the agreement has terminated, a dispute continues to exist under the agreement. Air Wisconsin has claimed that United owes it certain amounts under the capacity purchase agreement. United has denied that it owes those amounts and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the fourth quarter of 2023. Since the arbitration decision has not yet been issued, Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the condensed consolidated balance sheets, under the terms of the agreement. For additional information, refer to Note 1,
Summary of Significant Accounting Policies—Contract Revenues
and Note 8,
 Commitments and Contingencies.
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60
CRJ-200
regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March
2023.
American became Air Wisconsin’s sole airline partner when the last remaining aircraft covered by the United capacity purchase agreement were removed from United’s flying operations in early June. In February 2023, American and Air Wisconsin entered into Amendment No. 1 to the American capacity purchase agreement which revised compensation rates for 2023 through 2027 and obligated American to make a payment to assist Air Wisconsin with current pilot compensation.
4. Property and Equipment
As of June 30, 2023, Air Wisconsin owned 64
CRJ-200
regional jets.
5. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2023 was 21.3%, which varied from the federal statutory rate of 21.0% primarily due to the impact of the increase of the valuation allowance on federal and state deferred tax assets that are capital in nature due to the unrealized losses on marketable securities during the quarter, state income taxes, and permanent differences between financial statement and taxable income.
The Company’s effective tax rate for the six months ended June 30, 2023 was 25.0%, which varied from the federal statutory rate of 21.0% primarily due to the impact of the partial reversal of the valuation allowance on federal and state deferred tax assets that are capital in nature due to the unrealized gains on marketable securities during the period, state income taxes, and permanent differences between financial statement and taxable income.
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 23.8%, which varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
6. Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

	June 30, 2023	December 31, 2022
Aircraft Notes, due December 31, 2025 (4.0%)	$53,040	$61,222
Less: current maturities	5,444	9,154

Long-term debt	$47,596	$52,068

In June 2023, Air Wisconsin prepaid approximately $3,500 of the principal amount outstanding under the Notes due December 31, 2025. The prepayment resulted in a $70 gain on extinguishment of debt due to the decrease in previously expected future interest that was capitalized.

Maturities of long-term debt for the periods subsequent to June 30, 2023, are as follows:

Fiscal Year	Amount
July 2023 through December 2023	$972
2024	8,874
2025	43,194

Total	$53,040

The debt agreements include certain covenants. At June 30, 2023 and December 31, 2022, Air Wisconsin was in compliance with all of the covenants in its debt agreements.
As of June 30, 2023, all of the Company’s long-term debt was subject to fixed interest rates.
For additional information, refer to Note 6,
Debt,
in the audited consolidated financial statements within the 2022 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the condensed
consolidated balance sheets. The hangar is accounted for as a right-of-use
asset with a value of $2,431 and $2,547 as of June 30, 2023 and December 31, 2022, respectively.
7. Lease Obligations
The Company reviewed all contracts and service agreements in effect for the three months ended June 30, 2023 for criteria meeting the definition of a lease within the frameworks of Topic 842 and Topic 606. Those that were determined to be a lease may contain both a lease and a non-lease
component. In those instances, the Company elected to account for such components as a single lease component.
The Company’s operating lease activities are recorded in operating lease right-of-use
assets, current portion of operating lease liability, and long-term operating lease liability on the condensed
consolidated balance sheets. Air Wisconsin has operating leases with terms greater than
12
months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from two months to 10.5 years. For leases of 12 months or less, the Company elected a short-term lease practical expedient for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use
asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use
asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use
assets and operating lease liabilities in accordance with the applicable accounting guidance. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
As of June 30, 2023, the Company’s
right-of-use
assets were $11,113, the Company’s current maturities of operating lease liabilities were $4,199, and the Company’s long-term lease liabilities were $4,500. During the six months ended June 30, 2023, the Company paid $2,832 in operating lease payments, which are reflected as a reduction to operating cash flows.

The table below presents operating lease related terms and discount rates as of:

June 30, 2023
Weighted-average remaining lease term	2.72 years
Weighted-average discount rate	5.92%
Components of lease costs were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Operating lease costs	$1,489	$1,472	$2,958	$2,946
Short-term lease costs	61	125	126	229
Variable lease costs	(76)	60	(16)	95

Total Lease Costs	$1,474	$1,657	$3,068	$3,270

Certain leases are subject to
non-cancellable
lease terms or may include variable rate increases tied to the consumer price index. One of our leases also provides that Air Wisconsin reimburse the lessor for Air Wisconsin’s pro-rata
share of taxes and other operating expenses applicable to the leased property. During the second quarter of 2023, Air Wisconsin received a temporary rent concession due to construction at a leased facility, which is being recorded as negative variable rent. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,474 and $1,657 in the three months ended June 30, 2023 and June 30, 2022, respectively. Rent expense recorded under all operating leases, inclusive of engine leases, was $3,068 and $3,270 for the six months ended June 30, 2023 and June 30, 2022, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable
lease terms greater than
1
2 months as of June 30, 2023:

Fiscal Year	Amount
July 2023 through December 2023	$2,826
2024	3,342
2025	2,609
2026	212
2027	75
Thereafter	358

Total lease payments	9,422

Less imputed interest	723
Total Lease Liabilities	$8,699

8. Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of June 30, 2023, the Company believes that it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised, legal proceedings may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.

Dispute with United
Although the United capacity purchase agreement terminated in early June 2023, a dispute continues to exist under that agreement. Air Wisconsin has claimed that United owes it certain amounts under the capacity purchase agreement. United has denied that it owes those amounts and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. As of
June 30, 2023, the aggregate amount in dispute recorded in the condensed
consolidated financial statements was approximately $52,032. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the fourth quarter of 2023. Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the condensed
consolidated balance sheets, under the terms of the agreement. For additional information, refer to Note 1,
Summary of Significant Accounting Policies
–
Contract Revenues
, and Note 3,
Capacity Purchase Agreements with United and American
.
Treasury Payroll Support Program Audit
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement
(“PSP-1
Agreement”) with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of Treasury (“Treasury”) under a program (“Payroll Support Program”) provided by the Coronavirus Aid, Relief, and Economic Security Act, pursuant to which Air Wisconsin received approximately $42,185
(“PSP-1”).
In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the
PSP-1
Agreement. The audit focused on, among other things, certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of certain provisions of the application for Treasury Payroll Support and the
PSP-1
Agreement, as well as the Treasury’s guidance regarding the Payroll Support Program. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. The OIG initially determined that Air Wisconsin overstated its awardable amount on its
PSP-1
application; however, Air Wisconsin does not believe this results in any amounts due back to the Treasury and the Treasury has not required Air Wisconsin to repay any
PSP-1
amounts. As part of Air Wisconsin’s application for a Payroll Support Program Agreement 2
(PSP-2
Agreement, and such award granted thereunder,
PSP-2),
Air Wisconsin was required to recertify its
PSP-1
application and amend portions of the application pursuant to further guidance by the Treasury. Air Wisconsin’s recertified
PSP-1
application resulted in a reduction to its
PSP-2
award to reconcile the difference between its initial
PSP-1
award and a recalculated award based on its
PSP-1
recertification. Based on the OIG’s audit results, Air Wisconsin believes the Treasury may have reduced its
PSP-2
award by more than it should have; however, Air Wisconsin does not reasonably believe it will be able to recover any underpayment from the Treasury.
Subsequent to the September 2020 audit, the Treasury entered into the
PSP-2
Agreement and a Payroll Support Program Agreement 3
(PSP-3
Agreement) with Air Wisconsin and has paid to Air Wisconsin the amounts to be paid under the
PSP-2
Agreement and the
PSP-3
Agreement.
Standby Letters of Credit
As of June 30, 2023, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies, and it maintained a credit facility with a borrowing capacity of $376 for the issuance of such letters of credit. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Payment Due for Year Ending December 31,
	Total	2023 (July through December)	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$48,600	$—	$7,000	$41,600	$—	$—	$—
Aircraft Notes Interest	4,440	972	1,874	1,594	—	—	—
Operating Lease Obligations	9,422	2,826	3,342	2,609	212	75	358

Total	$62,462	$3,798	$12,216	$45,803	$212	$75	$358

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash. The amounts set forth in the table do not reflect any such additional excess cash payments. In June 2023, Air Wisconsin, prepaid the semi-annual installment due December 31, 2023. As of June 30, 2023, all of the Company’s long-term debt was subject to fixed interest rates. For additional information, refer to Note 6,
Debt
, in the audited consolidated financial statements, and the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities
”
within the 2022 Annual Report, and Note 14,
Subsequent Events
, in this Quarterly Report.

9. Related-Party Transactions
Resource Holdings Associates (“Resource Holdings”) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $120 to Resource Holdings for the three and six months ended June 30, 2023 and June 30, 2022, plus the reimbursement of certain out-of-pocket
expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $75 to Resource Holdings for the three and six months ended June 30, 2023 and June 30, 2022, respectively. For additional information, refer to the section entitled “
Certain Relationships and Related Transactions, and Director Independence
” within the 2022 Annual Report.
10. Earnings Per Share and Equity
Calculations of net (loss) income per common share for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Net (loss) income	$(9,169)	$15,081	$(8,287)	$24,344
Preferred stock dividends	305	198	557	396

Net (loss) income applicable to common stockholders	$(9,474)	$14,883	$(8,844)	$23,948

Weighted average common shares outstanding
Shares used in calculating basic earnings per share	44,277	46,519	44,626	47,075
Stock option	—	—	—	198
Series C Preferred	—	16,500	—	16,500

Shares used in calculating diluted earnings per share	44,277	63,019	44,626	63,773

(Loss) e arnings allocated to common stockholders per common share
Basic	$(0.21)	$0.32	$(0.20)	$0.51
Diluted	$(0.21)	$0.24	$(0.20)	$0.38
Basic earnings per share of common stock is computed by dividing the net loss or income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing loss or income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted
method, and the exercise of a stock option granted in 2015 (2015 Option) into 198 shares of common stock under the treasury stock method for the six months ended June 30, 2022. In March 2022, Harbor entered into an agreement with the holder to cancel the 2015 Option in exchange for $969. The shares underlying the 2015 Option are included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding. Further, during loss periods, the conversion of shares under the Series C Preferred or the 2015 Option (for the period it was outstanding) would be anti-dilutive and thus is not assumed for purposes of computing diluted earnings per share.
Series C Convertible Redeemable Preferred Stock
In January 2020, Harbor issued 4,000 shares of the Series C Preferred. The rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”), which Harbor filed with the Secretary of State of the State of Delaware.
The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the board of directors (“Preferential Dividends”). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month
period following such election (“Dividend Ratchet”). At the option of the board of directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred (“PIK Dividends”).

Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (“Conversion Price”). The Conversion Price as of the date of this filing is $0.15091. The Conversion Price may be subject to further adjustment as described in the Certificate of Designations.
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (“Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (“Conversion Cap Excess Dividends”). As of June 30, 2023, 755 shares of the Series C Preferred were immediately convertible into 16,500 shares of common stock (representing 27.3% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred are deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.
In the event of any liquidation, dissolution or winding up of Harbor or a sale of Harbor, the Series C Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of Harbor to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends (“Series C Liquidation Amount”).
On March 31, 2023 and June 30, 2023, the board of directors declared a Preferential Dividend of $198 and a Conversion Cap Excess Dividend of $54 and $107, respectively, on the Series C Preferred, which were paid on March 31, 2023 and June 30, 2023, respectively. On March 30, 2022 and June 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on March 31, 2022 and June 30, 2022, respectively.
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
condensed
consolidated balance sheets.
11. Supplemental Cash Flow Information
Cash payments for interest for the six months ended June 30, 2023 and June 30, 2022 were $1,112 and $1,190, respectively. Cash payments for income taxes for the six months ended June 30, 2023 and June 30, 2022 were $46 and $1,981, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $2,832 and $2,960 for the six months ended June 30, 2023 and June 30, 2022, respectively.
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of those same amounts shown on the condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$15,831	$33,333
Restricted cash	812	849

Total cash, cash equivalents, and restricted cash	$16,643	$34,182

12. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	June 30, 2023	December 31, 2022
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300

Total	$5,300	$5,300

13. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. In January 2023, a federal corporate stock repurchase excise tax of 1% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $31 during the three-month period ended June 30, 2023, which is included in the cost of Treasury stock on the condensed consolidated statements of stockholders’ equity. Harbor acquired a total of
920 and 1,390 shares of its common stock pursuant to the stock repurchase program in the three and six months ended June 30, 2023, respectively, compared to 1,037 and 7,300 in the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, total cash of $436 and $475, respectively, was held for the repurchase of shares under Harbor’s stock repurchase program. This amount is included in restricted cash.
For additional information, refer to Part II, Item 2, “
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
” within this Quarterly Report.
14. Subsequent Events
The Company evaluated its condensed consolidated financial statements included in this Quarterly Report for subsequent events through August 14, 2023, the date the condensed consolidated financial statements were available to be issued and determined that there were none, other than those discussed below.
The hearing on the arbitration initiated in October 2022 by United against Air Wisconsin commenced in July 2023, and Air Wisconsin expects that the arbitrators will issue their decision and award in the fourth quarter of 2023.
On August 4, 2023, Air Wisconsin received a notice of default and reservation of rights (“Notice”) related to certain credit agreements (“Aircraft Credit Agreements”) Air Wisconsin entered into with a senior lender and loan trustee. The Notice alleges a default under the Aircraft Credit Agreements relating to Air Wisconsin’s failure to pay certain amounts thereunder. The Company believes the alleged default is without merit and intends to contest the claims in the Notice, but if the Notice were correct, the total outstanding balance of

$48,600, as of June 30, 2023, would be due and payable. For
additional information, refer to Part II, Item 1A,
Risk Factors
within this Quarterly Report, and the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities – Aircraft Credit Agreements
” within the 2022 Annual Report.

2
0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included within our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere within this Quarterly Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

United Capacity Purchase Agreement

During the three months ended June 30, 2023, Air Wisconsin provided regional airline services to United Airlines, Inc. (“United”) pursuant to a capacity purchase agreement (the “United capacity purchase agreement”) which was entered into in February 2017 and which terminated in early June 2023. Under that agreement Air Wisconsin operated as United Express, with a presence at both Chicago O’Hare and, until April 2023, Washington-Dulles international airports. Air Wisconsin used United’s logos, service marks, and aircraft paint schemes, United controlled route selection, pricing, seat inventories, marketing and scheduling, and United provided Air Wisconsin with ground support services and gate access. Prior to the commencement of services on March 1, 2023 under the American capacity purchase agreement described below, more than 99.9% of our operating revenues was derived from operations associated with the United capacity purchase agreement. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Contract Revenues, and Note 3, Capacity Purchase Agreements with United and American within this Quarterly Report.

Dispute with United

Although the United capacity purchase agreement has terminated, a dispute continues to exist under the agreement. Air Wisconsin has claimed that United owes it certain amounts under the agreement. As of June 30, 2023, the aggregate amount in dispute recorded in the condensed consolidated financial statements was approximately $52.0 million. United has denied that it owes this amount and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the fourth quarter of 2023. Since the arbitration decision has not yet been issued, Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the condensed consolidated financial statements, under the terms of the agreement. For additional information, refer to the section entitled “Risk Factors” within this Quarterly Report.

American Capacity Purchase Agreement

In August 2022, Air Wisconsin entered into a new five-year capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), which was subsequently amended in February 2023 and March 2023, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when all Air Wisconsin’s aircraft were removed from United’s flying operations in early June 2023. As of June 30, 2023, Air Wisconsin had 32 aircraft in service for American.

Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Beginning in September 2023, Air Wisconsin will also be eligible to receive bonus compensation, and will be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. Air Wisconsin is responsible for certain customary costs relating to the flight operation and maintenance of the covered aircraft along with other customary controllable expenses, including expenses associated with flight crews, line maintenance and overhead. American will reimburse Air Wisconsin for certain customary costs and expenses incurred in connection with Air Wisconsin’s flight operations, including fuel, ground handling, landing and air traffic control, changes to livery and branding, aircraft and passenger liability insurance, property taxes and systems support. American has the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also has the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. Furthermore, American will provide all ground handling services, including gate and ticket counter services, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American has the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. The American capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.

The American capacity purchase agreement provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is currently under any obligation with respect to these additional aircraft. Should Air Wisconsin in the future include aircraft other than the CRJ-200 as part of its flying operations, such an event would likely lead Air Wisconsin to conduct qualitative tests for impairment of the CRJ-200 fleet and related assets.

For additional information, refer to the section entitled “Business – American Capacity Purchase Agreement” within our 2022 Annual Report.

Labor Shortages

Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As flight demand has increased during the recovery from the COVID-19 pandemic, labor shortages within the airline industry have become acute, particularly for regional airlines such as Air Wisconsin. The shortage is particularly critical at the captain level, since it can take as long as two years to replace a captain, taking into account training time and experience required at the first officer level before a pilot can be elevated to the rank of captain.

Pilot shortages within the airline industry are the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. In the past several months, these and other factors have caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to consistently achieve block hours in line with pre-pandemic levels. To address the diminished supply of qualified pilot candidates, regional airlines, including Air Wisconsin, have implemented significant pilot wage and bonus increases, which has substantially increased our labor costs and may continue to negatively impact our results of operations and financial condition. Air Wisconsin is continuing to negotiate with its bargaining groups for further wage increases and quality of life improvements. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to reduced flight schedules and possibly reduced fixed payments for aircraft, either of which could further impact our financial condition.

In addition to pilots, Air Wisconsin’s operations rely on the availability of other qualified personnel, including mechanics. As a result of global supply chain constraints and inflationary pressures, as well as increased flying levels, Air Wisconsin has experienced increased costs of certain maintenance activities and delays in obtaining third-party maintenance services, which has been compounded by difficulty recruiting and retaining qualified mechanics. Mechanic shortages within the industry have resulted from several factors, including larger airlines offering higher salaries and more extensive benefit programs, greater demand for mechanics across the airline industry, and upward pressure on wages in other industries. We anticipate these drivers will continue to place upward pressure on our operating costs.

Economic Conditions, Challenges and Risks Impacting Financial Results

For a discussion of the general and specific factors and trends affecting our business and results of operations, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our 2022 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended June 30,

	2023		2022		Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	230,382		337,314		(106,932)	(31.7%)
Actual Block Hours	22,070		28,260		(6,190)	(21.9%)
Actual Departures	15,643		18,586		(2,943)	(15.8%)
Revenue Passenger Miles (in thousands)	195,326		290,666		(95,340)	(32.8%)
Average Stage Length (in miles)	298		369		(71)	(19.2%)
Contract Revenue Per Available Seat Mile (in cents)	22.12	¢	23.10	¢	(0.98)¢	(4.2%)
Passengers	643,845		781,490		(137,645)	(17.6%)

The decrease in ASMs, block hours, departures, and passengers during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to the industry-wide pilot shortage, the wind-down schedule with United, and the removal of certain aircraft from service in order to paint them in the American livery and otherwise prepare them for service under the American capacity purchase agreement, which resulted in a significantly lower number of flights relative to the prior year period.

Operating Revenues

The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,

	2023	2022	Change
Operating Revenues (in thousands):
Contract Revenues	$50,970	$77,923	$(26,953)	(34.6%)
Contract Services and Other	102	7	95	1,357.1%

Total Operating Revenues	$51,072	$77,930	$(26,858)	(34.5%)

Total operating revenues decreased $26.9 million, or 34.5%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a decrease in block hours and departures as a result of the pilot shortage, the wind down schedule with United, and the preparation of aircraft for American flying operations. The operating revenue decrease includes an overall decrease in revenue of $53.9 million under the United capacity purchase agreement, offset by $26.9 million of revenue recorded pursuant to the American capacity purchase agreement which started in March 2023.

Operating Expenses

The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,

	2023	2022	Change
Operating Expenses (in thousands):
Payroll and Related Costs	$29,953	$27,694	$2,259	8.2%
Aircraft Fuel and Oil	221	34	187	550.0%
Aircraft Maintenance, Materials and Repairs	17,869	16,336	1,533	9.4%
Other Rents	1,474	1,657	(183)	(11.0%)
Depreciation, Amortization and Obsolescence	6,370	6,674	(304)	(4.6%)
Purchased Services, Legal and Other	7,532	3,514	4,018	114.3%

Total Operating Expenses	$63,419	$55,909	$7,510	13.4%

Our consolidated operating expenses consist of the following items:

Payroll and Related Costs. Payroll and related costs increased $2.3 million, or 8.2%, to $30.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily driven by increases in union employee bonuses of $1.7 million, most of which is related to increased pilot bonuses; increased pilot wages of $0.8 million; maintenance employee wages and bonuses of $0.5 million; management employee wages of $0.3 million; payroll taxes of $0.2 million; and other employee expenses of $0.1 million. The increase was partially offset by a decrease of $1.2 million in employee benefits and $0.2 million in wages for flight attendants.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement and the American capacity purchase agreement during the three months ended June 30, 2023 and June 30, 2022 were directly paid to suppliers by United or American, as applicable. Aircraft fuel and oil expense primarily reflects the costs associated with fuel purchased for maintenance flights. These expenses were immaterial for the three months ended June 30, 2023 and June 30, 2022.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $1.5 million, or 9.4%, to $17.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of an increase in airframe repairs and parts scrapped of $1.9 million and $0.2 million, respectively. The increase was largely driven by higher maintenance rates and a greater reliance on third-party maintenance providers due to the ongoing labor shortage. Other increases included $0.1 million in engine overhaul amortization and $0.1 million in shop supplies, tool purchases and repairs, and a decrease in parts rebates. The increase was partially offset by a decrease of $0.4 million in engine repair costs and $0.4 million of materials used.

Other Rents. Other rents expense decreased $0.2, or 11.0%, to $1.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a short-term rent abatement for a flight simulator during construction at the facility.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.3 million, or 4.6%, to $6.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily related to a $0.3 million decrease in obsolescence reserves.

Purchased Services, Legal and Other. Purchased services, legal and other expense increased $4.0 million, or 114.3%, to $7.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $4.1 million in legal fees related to the United dispute, $0.1 million for Canadian landing fees, and $0.1 million associated with a loss on disposal of assets. This increase was partially offset by a decrease of $0.1 million for general and liability insurance and $0.2 million for an overall decrease in other services and supplies.

Other Income (Expense)

Interest Income. Interest and dividend income remained relatively unchanged for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest and dividend income related to marketable securities and money market funds increased by $0.2 million and was offset by a decrease in United note receivable interest income of $0.2 million.

Interest Expense. Interest expense was immaterial and relatively unchanged for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Loss on Marketable Securities. Loss on marketable securities decreased $2.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to an increase in the market value of marketable securities. There were $0.7 million in unrealized losses and $0.1 million in realized losses recorded for the three months ended June 30, 2023 compared to an unrealized loss of $3.6 million for the three months ended June 30, 2022.

Gain on Extinguishment of Debt. There was a gain on extinguishment of debt recorded in the amount of $0.1 million for the three months ended June 30, 2023 and no gain recorded in the three months ended June 30, 2022. This is related to a prepayment of $3.5 million of debt that was due December 31, 2023. The gain is due to the decrease in previously expected future interest that was capitalized.

Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Net (Loss) Income

Net loss for the three months ended June 30, 2023 was $9.2 million, or $0.21 per basic share and $0.21 per diluted share, compared to net income of $15.1 million, or $0.32 per basic share and $0.24 per diluted share, for the three months ended June 30, 2022. For additional information, refer to Note 10, Earnings Per Share and Equity.

The decrease in net income for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily resulted from a decrease in operating revenue, and an increase in overall operating expenses consisting primarily of payroll, maintenance, and legal expenses. The decrease in net income was partially offset by non-operating income primarily resulting from a decrease in unrealized losses on marketable securities.

Income Tax (Benefit) Expense

In the three months ended June 30, 2023, our effective tax rate was 21.3%, compared to 23.8% for the three months ended June 30, 2022. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.

We recorded an income tax benefit of $2.5 million and income tax expense of $4.7 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

The income tax benefit for the three months ended June 30, 2023 resulted in an effective tax rate of 21.3%, which differed from the U.S. federal statutory rate of 21%, primarily due to the increase of valuation allowances on federal and state deferred tax assets that are capital in nature, the impact of state income taxes, and permanent differences between financial statement and taxable income.

The income tax expense for the three months ended June 30, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.

For additional information, refer to Note 5, Income Taxes, in our audited consolidated financial statements included within our 2022 Annual Report.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Six Months Ended June 30,

	2023		2022		Change
Operating Data:
Available Seat Miles (in thousands)	481,336		659,136		(177,800)	(27.0%)
Actual Block Hours	45,147		56,794		(11,647)	(20.5%)
Actual Departures	31,206		37,094		(5,888)	(15.9%)
Revenue Passenger Miles (in thousands)	400,686		538,319		(137,633)	(25.6%)
Average Stage Length (in miles)	319		363		(44)	(12.1%)
Contract Revenue Per Available Seat Mile (in cents)	22.85	¢	21.98	¢	0.87 ¢	4.0%
Passengers	1,244,656		1,472,814		(228,158)	(15.5%)

The decrease in ASMs, block hours, departures, and passengers during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the industry-wide pilot shortage, the wind-down schedule with United, and the removal of certain aircraft from service in order to paint them in the American livery and otherwise prepare them for service under the American capacity purchase agreement, which resulted in a significantly lower number of flights relative to the prior year period. The increase in contract revenue per available seat mile during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to increased revenue rates in the American capacity purchase agreement.

Operating Revenues

The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,

	2023	2022	Change
Operating Revenues (in thousands):
Contract Revenues	$110,007	$144,891	$(34,884)	(24.1%)
Contract Services and Other	197	14	183	1,307.1%

Total Operating Revenues	$110,204	$144,905	$(34,701)	(23.9%)

Total operating revenues decreased $34.7 million, or 23.9%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease in block hours and departures as a result of the pilot shortage and the wind down schedule with United. The operating revenue decrease includes an overall decrease in revenue of $64.6 million under the United capacity purchase agreement, offset by an increase of $29.7 million of revenue recorded pursuant to the American capacity purchase agreement which started in March 2023.

Operating Expenses

The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,

	2023	2022	Change
Operating Expenses (in thousands):
Payroll and Related Costs	$59,721	$54,295	$5,426	10.0%
Aircraft Fuel and Oil	323	85	238	280.0%
Aircraft Maintenance, Materials and Repairs	37,218	30,837	6,381	20.7%
Other Rents	3,068	3,270	(202)	(6.2%)
Depreciation, Amortization and Obsolescence	12,727	13,318	(591)	(4.4%)
Purchased Services, Legal and Other	11,974	7,279	4,695	64.5%

Total Operating Expenses	$125,031	$109,084	$15,947	14.6%

Our consolidated operating expenses consist of the following items:

Payroll and Related Costs. Payroll and related costs increased $5.4 million, or 10.0%, to $59.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily driven by increases in union employee bonuses of $4.2 million, most of which is related to increased pilot bonuses; increased pilot wages of $1.7 million; maintenance employee wages of $0.7 million; management wages of $0.5 million; and payroll taxes of $0.5 million. The increase was offset by decreases in employee benefits of $1.7 million, flight attendant wages of $0.3 million, and other employee expenses of $0.3 million.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement and the American capacity purchase agreement during the six months ended June 30, 2023 and June 30, 2022 were directly paid to suppliers by United or American, as applicable. Aircraft fuel and oil expense primarily reflects the costs associated with fuel purchased for maintenance flights. These expenses were immaterial for the six months ended June 30, 2023 and June 30, 2022.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $6.4 million, or 20.7%, to $37.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of an increase in airframe repairs and materials purchases of $5.3 million and $1.3 million, respectively. The increase was largely driven by higher maintenance rates and a greater reliance on third-party maintenance providers due to the ongoing labor shortage. Other increases to maintenance expense included a $0.3 million increase in scrapped aircraft parts and $0.2 million for engine overhaul amortization. The increase was partially offset by a decrease of $0.7 million in engine repair costs.

Other Rents. Other rents expense decreased $0.2 million, or 6.2%, to $3.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a short-term rent abatement for a flight simulator during construction at the facility.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.6 million, or 4.4%, to $12.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily related to a $0.6 million decrease in obsolescence reserves.

Purchased Services, Legal and Other. Purchased services, legal and other expense increased $4.7 million, or 64.5%, to $12.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $4.7 million in legal fees related to the United dispute, a $0.2 million increase in the loss on disposal of assets, and a $0.2 million overall increase in miscellaneous supplies and other expenses. This increase was partially offset by a decrease of $0.2 million for general and liability insurance, $0.1 million for technology fees and maintenance, and $0.1 million for professional and technical fees.

Other Income (Expense)

Interest Income. Interest and dividend income increased $0.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $1.3 million in interest and dividends earned on marketable securities and money market funds, partially offset by a decrease of $0.7 million in interest earned on the notes receivable due from United.

Interest Expense. Interest expense was immaterial and relatively unchanged for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Gain (Loss) on Marketable Securities. Gains on marketable securities increased $7.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to an increase in the market value of marketable securities. There were $1.0 million in unrealized gains offset by $0.1 million of realized losses recorded for the six months ended June 30, 2023 compared to an unrealized loss of $6.0 million for the six months ended June 30, 2022.

Gain on Extinguishment of Debt. There was a gain on extinguishment of debt recorded in the amount of $0.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This is related to a prepayment of $3.5 million of debt that was due December 31, 2023. The gain is due to the decrease in previously expected future interest that was capitalized.

Other, Net. Other income and expense was immaterial and relatively unchanged for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net (Loss) Income

Net loss for the six months ended June 30, 2023 was $8.3 million, or $0.20 per basic share and $0.20 per diluted share, compared to net income of $24.3 million, or $0.51 per basic share and $0.38 per diluted share, for the six months ended June 30, 2022. For additional information, refer to Note 10, Earnings Per Share and Equity.

The decrease in net income for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily resulted from a decrease in operating revenue, and an increase in overall operating expenses consisting primarily of payroll, maintenance and legal expenses. The decrease in net income was partially offset by non-operating income primarily resulting from unrealized gains on marketable securities.

Income Tax (Benefit) Expense

In the six months ended June 30, 2023, our effective tax rate was 25.0%, compared to 23.8% in the six months ended June 30, 2022. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.

We recorded an income tax benefit of $2.8 million and income tax expense of $7.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

The income tax benefit for the six months ended June 30, 2023 resulted in an effective tax rate of 25.0%, which differed from the U.S. federal statutory rate of 21%, primarily due to the reversal of valuation allowance on federal and state deferred tax assets that are capital in nature, impact of state income taxes, and permanent differences between financial statement and taxable income.

The income tax expense for the six months ended June 30, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.

For additional information, refer to Note 5, Income Taxes, in our audited consolidated financial statements included within our 2022 Annual Report.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, and Air Wisconsin’s cash flows from operations. As of June 30, 2023, our cash and cash equivalents balance was $15.8 million, and we held $141.5 million of marketable securities. For the six months ended June 30, 2023, cash used in operations was $16.7 million. In the near term, we expect to fund our liquidity requirements through cash generated from operations, as well as our existing cash, cash equivalents, and marketable securities balances.

Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor and maintenance costs, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the six months ended June 30, 2023, we had $2.5 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Air Wisconsin’s ability to service its long-term debt obligations and business development efforts depends, in part, on its ability to generate cash from operating activities as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, restructure its current debt financing or liquidate its marketable securities, to achieve its longer-term objectives. As of June 30, 2023, Air Wisconsin had $5.4 million of short-term debt and $47.6 million of long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to Note 6, Debt, in our audited consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2022 Annual Report.

Air Wisconsin’s credit agreements with the holder of the Aircraft Notes contain restrictions that limit Air Wisconsin’s ability to pay dividends or distributions to Harbor.

We believe our available working capital and anticipated cash flows from operations will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Restricted Cash

As of June 30, 2023, in addition to cash and cash equivalents of $15.8 million, the Company had $0.8 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.

Cash Flows

The following table presents information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,

	2023	2022	Change
Net Cash (Used) in/ Provided by Operating Activities	$(16,674)	$3,560	$(20,234)	(568.4%)
Net Cash Provided by/ (Used) in Investing Activities	10,876	(4,683)	15,559	332.2%
Net Cash Used in Financing Activities	(11,741)	(12,489)	748	6.0%

Cash Flows (Used) in/Provided by Operating Activities

During the six months ended June 30, 2023, our cash flows used in operating activities were $16.7 million. We had a net loss of $8.3 million. Net cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $12.8 million, contract liabilities of $2.1 million, and accounts payable of $0.9 million, partially offset by decreases in cash primarily related to deferred revenue of $16.6 million, accounts receivable of $4.7 million, notes receivable of $1.6 million, and gains on marketable securities of $0.9 million.

During the six months ended June 30, 2022, our cash flows provided by operating activities were $3.6 million. We had net income of $24.3 million. Cash flows are further adjusted for increases in cash primarily related to depreciation, obsolescence and amortization of $12.2 million, prepaid and other expenses of $4.6 million, income taxes payable of $3.5 million, and loss on marketable securities of $6.0 million, partially offset by decreases in cash primarily related to long-term deferred revenues of $9.0 million, notes receivable of $7.6 million, accounts receivable of $16.7 million, deferred revenue of $8.3 million, accrued payroll and benefits of $1.7 million, accounts payable of $1.5 million and contract liabilities of $2.1 million.

Cash Flows Provided by/(Used) in Investing Activities

During the six months ended June 30, 2023, our cash flows provided by investing activities were $10.9 million of which $15.0 million was from the sale of marketable securities, offset by $2.5 million for additions to property and equipment and $1.7 million from the purchase of marketable securities.

During the six months ended June 30, 2022, our cash flows used in investing activities were $4.7 million resulting primarily from $3.7 million in additions to property and equipment and $1.0 million from the purchase of marketable securities.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2023, our cash flows used in financing activities were $11.7 million, reflecting $8.1 million for repayments of long-term debt, $3.1 million to repurchase shares of our common stock, and $0.5 million of dividends paid on preferred stock.

During the six months ended June 30, 2022, our cash flows used in financing activities were $12.5 million, reflecting $1.2 million in repayments of long-term debt, $0.4 million of dividends paid on preferred stock, $1.0 million for the cancellation of a stock option, and $9.9 million to repurchase shares of our common stock.

Commitments and Contractual Obligations

As of June 30, 2023, Air Wisconsin had $62.5 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $48.6 million in principal amount of the Aircraft Notes related to owned aircraft used in continuing operations and $4.4 million of projected interest on the Aircraft Notes. As of June 30, 2023, Air Wisconsin also had $9.4 million of operating lease obligations primarily related to certain training simulators and facilities.

The following table sets forth our cash obligations relating to long-term debt and contractual obligations for the periods presented:

		Payment Due for Year Ended December 31, (in thousands)

	Total	July through December 2023	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$48,600	$—	$7,000	$41,600	$—	$—	$—
Aircraft Notes Interest	4,440	972	1,874	1,594	—	—	—
Operating Lease Obligations	9,422	2,826	3,342	2,609	212	75	358

Total	$62,462	$3,798	$12,216	$45,803	$212	$75	$358

The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million, and certain additional amounts may be payable based on excess cash. The amounts set forth in the table do not reflect any such additional excess cash payments. In June 2023, Air Wisconsin prepaid the semi-annual installment due December 31, 2023, resulting in a gain on extinguishment of debt of $0.1 million. As of June 30, 2023, all of the Company’s long-term debt was subject to fixed interest rates. For additional information, refer to Note 6, Debt, in our audited consolidated financial statements included within our 2022 Annual Report and Note 14, Subsequent Events, in this Quarterly Report.

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

The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of June 30, 2023, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 27.3% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.

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

On June 30, 2023, the board of directors declared a Preferential Dividend of $198 and a Conversion Cap Excess Dividend of $107 on the Series C Preferred, which were paid on June 30, 2023.

Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Harbor accounts for its Series C Preferred in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the condensed consolidated balance sheets included in this Quarterly Report.

Debt and Credit Facilities

For information regarding our debt and credit facilities, refer to Part II, Item 1A, “Risk Factors – Any acceleration of debt under our credit agreements could have a significant adverse effect on our business” in this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2022 Annual Report.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our condensed consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies. Our critical accounting policies relate to revenue recognition, long-lived assets and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. For additional information, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” within our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information regarding market risk provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” within our 2022 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer, principal financial officer and principal accounting officer, concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of June 30, 2023, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims that are likely, individually or taken together, to have a material adverse effect on our business, financial condition, results of operations, liquidity or future prospects. However, regardless of the merits of the claims raised, the ultimate resolution of legal proceedings, regulatory matters, and other disputes and claims is inherently uncertain, and they may have an adverse impact on us as a result of an adverse outcome, defense and settlement costs, diversion of management’s time and resources, and other factors. For additional information, including with respect to the arbitration with United, refer to Note 8, Commitments and Contingencies.

Item 1A. Risk Factors

Our short- and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in Harbor’s common stock involves substantial risk. Harbor’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of Harbor’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report.

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

As a result of the significant decline in passenger demand and drastically reduced flight departures during the early stage of the COVID-19 pandemic, there was no shortage of qualified pilots in the airline industry. During the first two years of the COVID-19 pandemic, for many reasons, such as reduced flying opportunities, early retirement benefits offered by some airlines, travel restrictions and COVID-19 vaccine mandates, many pilots decided to retire or seek employment in other industries. However, as passenger demand for air travel has increased, Air Wisconsin and other airlines have experienced challenges hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from voluntary retirement decisions. Air Wisconsin has also experienced challenges with pilot attrition to other airlines, including United. The pilot shortage is particularly critical at the captain level. Air Wisconsin has historically expended significant resources to recruit and train pilots, including as a result of recent significant upward pressure on pilot compensation at certain regional airlines and limited availability of flight simulators and instructors. Air Wisconsin has increased its pilot compensation and may continue to experience additional cost increases in the future. Since the American capacity purchase agreement does not require an increase in the amounts paid to Air Wisconsin as Air Wisconsin increases the amount of pilot compensation, these increases could have an adverse impact on our financial condition and operating results. In addition, now that Air Wisconsin is no longer flying for United, United could increase the number of Air Wisconsin pilots it hires, which could restrict the number of flights Air Wisconsin could fly for American.

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

If future pilot or mechanic attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots and mechanics, Air Wisconsin may need to continue to increase its labor costs to attract and retain sufficient qualified pilots and mechanics or it may be unable to fly the number of flights scheduled under the American capacity purchase agreement, which would negatively impact Air Wisconsin’s operations and our financial condition.

Our business will be highly dependent on the American capacity purchase agreement because American is now Air Wisconsin’s sole airline partner.

Prior to March 2023, we derived nearly all of our operating revenues from the United capacity purchase agreement because United was Air Wisconsin’s sole airline partner. Air Wisconsin ceased flying for United in early June. As of June 30, 2023, we derive nearly all of our operating revenues from the American capacity purchase agreement because American is Air Wisconsin’s sole airline partner.

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

Contractual agreements, such as our capacity purchase agreements, are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. Although the United capacity purchase agreement terminated in early June of 2023, a dispute continues to exist under that agreement. Air Wisconsin has claimed that United owes it certain amounts under the capacity purchase agreement. United has denied that it owes those amounts and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the fourth quarter of 2023. The arbitration has resulted in substantial costs and a diversion of management’s attention and resources. An adverse determination by the arbitrators that United owes less than Air Wisconsin claims or that Air Wisconsin owes United amounts for the alleged wrongful termination could harm our business, financial condition and results of operations.

It is also possible that a dispute could arise with respect to the American capacity purchase agreement, which could also have an adverse effect on our business, financial condition and results of operations.

Any acceleration of debt under our credit agreements could have a significant adverse effect on our business.

On August 4, 2023, Air Wisconsin received a notice of default and reservation of rights (the “Notice”) related to certain credit agreements Air Wisconsin entered into with a senior lender and loan trustee (together, the “Lender”) in separate transactions occurring in 2003 and 2004, which were subsequently amended and restated in December 2018 (collectively, the “Aircraft Credit Agreements”), and which Air Wisconsin initially used to finance the acquisition of 35 CRJ-200 regional jets. The Notice alleges a default under the Aircraft Credit Agreements relating to Air Wisconsin’s alleged failure to pay certain amounts with respect to certain notes issued in December 2018 in an outstanding principal amount of $70.0 million under the Aircraft Credit Agreements (the “Aircraft Notes”), but stops short of declaring an “event of default” under the Aircraft Credit Agreements or Aircraft Notes. The Aircraft Notes bear interest at the rate of 4% per annum and mature on December 31, 2025. Interest on the Aircraft Notes is paid quarterly, and the principal amount of the notes is payable in semi-annual installments of $3.5 million, with certain additional mandatory payments based on excess cash (“Excess Cash Payments”). Each Aircraft Note is secured by each aircraft acquired with the proceeds of the original Aircraft Credit Agreements and by certain other aircraft, spare engines and spare parts.

Specifically, the Notice alleges Air Wisconsin has failed to satisfy its obligations with respect to the Excess Cash Payments. We believe the alleged default is without merit. We intend to contest the claims in the Notice and hope to work with the Lender to come to a resolution, but there can be no assurance that the Lender will not declare an event of default or seek to exercise any of its rights and remedies in the Aircraft Credit Agreements, including, inter alia, commencement of foreclosure proceedings on the aircraft, spare engines and spare parts securing the notes. If the outstanding debt under the Aircraft Credit Agreements and Aircraft Notes is accelerated, we would be required to repay the entire balance of the notes on demand, plus other costs and fees, which could have an adverse effect on our business. For additional information, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities – Aircraft Credit Agreements” within our 2022 Annual Report.

Maintenance costs and delays may increase further, and out-of-service periods may result in aircraft being unavailable for flying.

The average age of Air Wisconsin’s CRJ-200 regional jets as of June 30, 2023 was approximately 20.8 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses. Maintenance issues may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the American capacity purchase agreement. There are also industry-wide supply chain issues and parts shortages that have lengthened the time to complete required maintenance. These industry-wide issues could increase Air Wisconsin’s costs for maintenance and parts and possibly require it to renegotiate contracts with third-party providers to ensure their continued support of our programs. In addition, as noted above, there is an industry-wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues or delays resulting in out-of-service periods could have a further adverse effect on our financial condition and operating results.

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

Certain factors may lead American to modify the anticipated utilization of Air Wisconsin’s aircraft, some of which are beyond Air Wisconsin’s control. Any factors that cause American to schedule the utilization of Air Wisconsin’s aircraft on routes or at frequencies materially different than we have forecasted could further reduce our ability to realize operating efficiencies, which would continue to negatively impact our financial condition and operating results. The actual number of flights American schedules under the American capacity purchase agreement in any particular period may be significantly different from the number of flights we initially anticipated or which American initially communicated for the period.

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

The amounts Air Wisconsin receives under the American capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.

Under the American capacity purchase agreement, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. As noted above, American is not required to pay certain amounts in respect of aircraft that do not meet certain minimum block hour utilization thresholds. The primary operating costs intended to be compensated by the predetermined rates include, among other things, salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid under the agreement, our financial position and operating results will be negatively affected. For example, Air Wisconsin has experienced, and may continue to experience, upward pressure on pilot and mechanic compensation as it seeks to attract and retain qualified staff. The American capacity purchase agreement does not provide for adjustments for any resulting compensation increases and, therefore, such increases could negatively impact our operating results.

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

The residual value of our aircraft, engines and parts may be less than estimated in our depreciation policies.

As of June 30, 2023, we had approximately $90.4 million of property, equipment and related assets, net of accumulated depreciation, of which $86.3 million relates to aircraft, engines and parts. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. For example, any of the following circumstances could cause us to reduce our estimates as to the useful life, residual value or cash flow potential of our aircraft or engines, which could require an impairment charge:

•	we add a new aircraft type to our fleet and reduce the number of our operating CRJ-200 aircraft;

•	the pilot shortage causes us to permanently retire some aircraft; or

•	a lack of demand for our aircraft or engine types reduces the proceeds we receive on disposition to less than we estimated.

Should Air Wisconsin in the future include aircraft other than the CRJ-200 as part of its flying operations, such as the CRJ-700, Air Wisconsin would likely need to conduct qualitative tests for impairment of the CRJ-200 fleet and related assets. If the estimated residual value of any of our aircraft, engines or parts is determined to be lower than the residual value assumptions used in our depreciation policies, the aircraft, engines or parts may be impaired and may result in a material reduction in their book value, or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft, engines or parts or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

Air Wisconsin’s ability to obtain additional financing may be limited, and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.

The airline business is capital intensive. As of June 30, 2023, Air Wisconsin had approximately $53.0 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. Since the acquisition of such aircraft, Air Wisconsin has financed its operations primarily from cash flow. However, to the extent Air Wisconsin finances its activities or its pursuit of new opportunities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay its existing and any additional debt service obligations, in addition to the high level of fixed costs associated with operating a regional airline, will depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make its required payments under its debt and other contractual arrangements.

If Air Wisconsin is unable to pay its debts as they come due or fails to comply with its obligations under the agreements governing its debt, and is unable to obtain waivers of such defaults, its secured lender could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition. Like other contractual obligations, the agreements covering our debt are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. We cannot predict the outcomes of any such disputes and, even if such disputes do not result in litigation or are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and harm our business, financial condition, and results of operations, which could also have an adverse effect on our business, financial condition, and results of operations.

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

The performance and reliability of Air Wisconsin’s technology, the technology of American, and the technology of our third-party service providers, are critical to Air Wisconsin’s ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt Air Wisconsin’s internal network. Any individual, sustained or repeated failure of Air Wisconsin’s technology, or that of American or our third-party service providers, could impact Air Wisconsin’s ability to conduct its business, lower the utilization of Air Wisconsin’s aircraft and result in increased costs and penalties. Air Wisconsin’s technological systems, software and related data, those of American, and those supplied by our third-party service providers, may be vulnerable to a variety of sources of interruption or exploitation due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

In addition, as a part of Air Wisconsin’s ordinary business operations, it collects and stores, and will collect and store, sensitive data, including personal information of its employees and information of American. Air Wisconsin’s information systems are subject to an increasing threat of evolving cybersecurity attacks. Unauthorized parties may attempt to gain access to Air Wisconsin’s systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Air Wisconsin may not be able to prevent all data security breaches or misuse of data. The compromise of Air Wisconsin’s technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees’, passengers’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and disruption to its operations, any or all of which could adversely affect our business and financial condition.

Risks Related to Our Industry

The airline industry is often negatively impacted by numerous factors that could have a material adverse effect on our business, results of operations and financial condition.

The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, natural disasters, facility disruptions, acts of war or terrorism, cancellations, increased security measures, and the outbreak of disease. Factors that cause flight delays frustrate passengers, increase operating costs and decrease revenues, which in turn adversely affect profitability. Because Air Wisconsin’s revenues (other than the portion of its revenues based on the number of aircraft covered under the American capacity purchase agreement) depend primarily on Air Wisconsin’s completion of flights, and secondarily on service factors such as timeliness of departure and arrival, customer satisfaction, cancellations or delays, any of these factors could have a material adverse effect on our business, results of operations and financial condition.

In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including, among others:

•	the acute on-going shortage of qualified pilots and mechanics, and resulting increases in compensation and the continuing pressure to significantly increase wages in the industry;

•	actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;

•	air traffic control delays or disruptions;

•	changes in demand for airline travel or tourism, consumer preferences, or demographic trends;

•	changes in the competitive environment due to pricing, industry consolidation, or other factors;

•	labor disputes, strikes, work stoppages, or similar matters impacting employees; and

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

With the onset of the COVID-19 pandemic, airlines experienced a significant decline in domestic and international demand, and some of the lingering effects of the pandemic continue to affect our operations. A further outbreak of COVID-19 or an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, and those of American.

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

Given that Air Wisconsin currently operates a single aircraft and engine type, any accident or incident involving the CRJ-200 regional jet aircraft type or the GE CF-34 engine type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations, its relationship with American, and our financial results. In addition, certain groundings of Air Wisconsin’s aircraft would provide American the right to terminate the American capacity purchase agreement.

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

As of June 30, 2023, Harbor had 43,830,036 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 33.2% of the fully diluted shares of capital stock of Harbor, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of Harbor’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 27.3% of the fully diluted shares of capital stock of Harbor (in each case assuming the full conversion of the Series C Preferred into common stock).

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

Harbor has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. Air Wisconsin’s credit agreements contain restrictions that limit Air Wisconsin’s ability to pay dividends to Harbor. Any future determination by Harbor to pay dividends will be at the discretion of the board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future credit agreements or capacity purchase agreements (or similar agreements), business prospects and such other factors as the board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in Harbor’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Quarterly Report, the trading price may not appreciate and may decline significantly.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. We cannot be certain that we will be successful in identifying, preventing or remediating future material weaknesses or significant deficiencies in internal control over financial reporting, which failure could result in material misstatements of our annual or interim consolidated financial statements. Any such misstatements of our financial statements could lead to restatements of our financial statements, which could result in an adverse impact to our financial results and a decline in the trading price of Harbor’s common stock.

Stock repurchases could increase the volatility of the trading price of Harbor’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

The board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through June 30, 2023, Harbor has purchased approximately 11.0 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements or capacity purchase agreements (or similar agreements) we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.

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

No “affiliated purchaser” of Harbor acquired any shares of Harbor’s equity securities during the three months ended June 30, 2023.

Below is a summary of Harbor’s stock repurchase activity during the three months ended June 30, 2023:

Period	Total number of shares repurchased(1)	Average price paid per share	Dollar value of shares repurchased(2)	Approximate dollar value of shares remaining available under stock repurchase program
April 1 – April 30, 2023	219,332	$2.14	$470,435	$6,234,407
May 1 – May 31, 2023	440,572	$2.27	$999,974	$6,234,433
June 1 – June 30, 2023	260,046	$2.27	$591,022	$6,643,411

Total	919,950	$2.24	$2,061,431

(1)

All of the reported shares were repurchased pursuant to Harbor’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.

(2)	These amounts do not reflect the 1% federal corporate stock repurchase excise tax, which went into effect in January 2023, once repurchases exceed $1.0 million.

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

HARBOR DIVERSIFIED, INC.

Date: August 14, 2023	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: August 14, 2023	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)