Form 10-Q
period 2023-09-30
HARBOR DIVERSIFIED, INC.
filed 2023-11-14
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-34584
____________________
HARBOR DIVERSIFIED, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	13-3697002
(State of incorporation)	(I.R.S. Employer Identification No.)

W6390 Challenger Drive, Suite 203 Appleton, WI	54914-9120
(Address of principal executive offices)	(Zip Code)
(920) 749-4188
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________
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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2023, the registrant had 43,319,412 shares of common stock, $0.01 par value per share, outstanding, and 4,000,000 shares of Series C Convertible Redeemable Preferred Stock, $0.01 par value per share, outstanding, which are immediately convertible into an additional 16,500,000 shares of common stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, outcome of legal proceedings, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:
•the supply of qualified pilots and mechanics to the airline industry, attrition, and the increasing costs associated with hiring, training and retaining qualified pilots and mechanics;
•the dependence of the business of our subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), on a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), since all Air Wisconsin’s aircraft have been withdrawn from the capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”), which agreement expired in early June 2023;
•the possibility that Air Wisconsin receives an unfavorable result from the arbitration initiated by United in October 2022 related to certain amounts owed to Air Wisconsin pursuant to the United capacity purchase agreement or that United prevails on its claim that Air Wisconsin wrongfully terminated the agreement;
•aircraft and engine maintenance costs;
•the amounts Air Wisconsin is paid or reimbursed under the American capacity purchase agreement or any future agreement may be less than the costs incurred, particularly as labor costs increase in response to pilot and mechanic shortages;
•the possibility that American could provide Air Wisconsin with inefficient flight schedules, or American could change the expected utilization of Air Wisconsin’s aircraft under the American capacity purchase agreement;
•the extent to which Air Wisconsin’s current growth opportunities and strategic operating plan are restricted based on factors impacting the airline industry;
•the significant portion of Air Wisconsin’s workforce that is represented by labor unions and the terms of its collective bargaining agreements;
•Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer, and the potential issuance of operating restrictions on this aircraft or engine type or occurrence of any aviation incident involving either this aircraft or engine type;
•Air Wisconsin’s ability to obtain additional financing on acceptable terms and when required;
•developments associated with fluctuations in the economy, including increased inflation, which may negatively impact our costs, create additional wage pressures, and impact the financial stability of Air Wisconsin’s major airline partner;
•the impact of losing key personnel or inability to attract additional qualified personnel;
•the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations; and
•the duration and spread of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and American in particular, and the airline industry in general.
The forward-looking statements contained in this Quarterly Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. Actual results may differ materially from our expectations due to changes in global, regional or local
(i)

political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” in this Quarterly Report and in the other reports we file with the Securities and Exchange Commission (“SEC”).
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
(ii)

Part I. Financial Information
Item 1. Financial Statements
Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except shares and par value)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,839	$33,333
Restricted cash	707	849
Marketable securities	136,562	153,827
Receivables, net	40,391	40,341
Notes receivable	21,093	19,452
Spare parts and supplies, net	5,029	4,579
Contract costs	108	143
Contract assets, net	1,618	—
Prepaid expenses and other	2,594	3,732
Total Current Assets	223,941	256,256
Property and Equipment
Flight property and equipment	265,636	263,970
Ground property and equipment	8,596	8,055
Less accumulated depreciation and amortization	(190,606)	(169,766)
Net Property and Equipment	83,626	102,259
Other Assets
Operating lease right-of-use asset	9,708	13,480
Intangibles	5,300	5,300
Long-term investments	4,275	4,275
Long-term contract costs	613	—
Other	969	1,077
Total Other Assets	20,865	24,132
Total Assets	$328,432	$382,647
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$14,295	$20,165
Accrued payroll and employee benefits	13,235	12,989
Current portion of operating lease liability	3,649	5,091
Other accrued expenses	166	137
Contract liabilities	—	1,985
Deferred revenues	—	16,561
Current portion of long-term debt (stated principal amount of $48,600 at September 30, 2023 and $3,500 at December 31, 2022)	52,554	9,154
Total Current Liabilities	83,899	66,082
Other Long-Term Liabilities
Long-term debt (stated principal amount of $0 at September 30, 2023 and $48,600 December 31, 2022)	—	52,068
Long-term promissory note	4,275	4,275
Deferred tax liability	4,424	7,990
Long-term operating lease liability	3,659	5,849
Long-term contract liabilities, net	2,792	—
Other	1,755	1,977
Total Long-Term Liabilities	16,905	72,159
Total Liabilities	100,804	138,241
Commitments and Contingencies (Note 8)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value per share, 4,000,000 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 55,481,140 shares issued at September 30, 2023 and December 31, 2022, 43,456,071 shares outstanding at September 30, 2023 and 45,219,737 shares outstanding at December 31, 2022	555	555
Additional paid-in capital	284,753	285,668
Retained deficit	(52,009)	(40,034)
Treasury stock	(18,871)	(14,983)
Total Stockholders’ Equity	214,428	231,206
Total Liabilities and Stockholders’ Equity	$328,432	$382,647
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$49,958	$68,389	$159,965	$213,280
Contract services and other	98	21	295	35
Total Operating Revenues	50,056	68,410	160,260	213,315
Operating Expenses
Payroll and related costs	29,444	26,801	89,165	81,096
Aircraft fuel and oil	115	49	438	134
Aircraft maintenance, materials and repairs	11,175	17,494	48,393	48,331
Other rents	1,459	1,617	4,527	4,887
Depreciation, amortization and obsolescence	6,398	6,639	19,125	19,957
Purchased services, legal and other	6,537	3,310	18,511	10,589
Total Operating Expenses	55,128	55,910	180,159	164,994
(Loss) Income from Operations	(5,072)	12,500	(19,899)	48,321
Other Income (Expense)
Interest income	1,540	1,732	4,335	3,898
Interest expense	—	—	(12)	—
Loss on marketable securities	(955)	(3,749)	(10)	(9,774)
Gain on extinguishment of debt	—	53	70	53
Other, net	—	(7)	(14)	(10)
Total Other Income (Expense)	585	(1,971)	4,369	(5,833)
Net (Loss) Income Before Taxes	(4,487)	10,529	(15,530)	42,488
Income Tax (Benefit) Expense	(799)	2,507	(3,555)	10,122
Net (Loss) Income	(3,688)	8,022	(11,975)	32,366
Preferred stock dividends	358	198	915	594
Net (loss) income available to common stockholders	$(4,046)	$7,824	$(12,890)	$31,772
Basic (Loss) Earnings per share	$(0.09)	$0.17	$(0.29)	$0.68
Diluted (Loss) Earnings per share	$(0.09)	$0.13	$(0.29)	$0.50
Weighted average common shares:
Basic	43,654	45,776	44,299	46,637
Diluted	43,654	62,276	44,299	63,268
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(40,034)	$(14,983)	$231,206
Net loss	—	—	—	—	—		(11,975)	—	(11,975)
Preferred stock dividends	—	—	—	—	—	(915)	—	—	(915)
Treasury stock purchases	—	—	(1,764)	1,764	—	—	—	(3,888)	(3,888)
Balance, September 30, 2023 (unaudited)	4,000	$13,200	43,456	12,025	$555	$284,753	$(52,009)	$(18,871)	$214,428

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2023	4,000	$13,200	43,830	11,651	$555	$285,111	$(48,321)	$(18,055)	$219,290
Net loss	—	—	—	—	—		(3,688)	—	(3,688)
Preferred stock dividends	—	—	—	—	—	(358)	—	—	(358)
Treasury stock purchases	—	—	(374)	374	—	—	—	(816)	(816)
Balance, September 30, 2023 (unaudited)	4,000	$13,200	43,456	12,025	$555	$284,753	$(52,009)	$(18,871)	$214,428

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(79,144)	$(3,280)	$205,560
Net income	—	—	—	—	—		32,366	—	32,366
Dividends	—	—	—	—	—	(594)	—	—	(594)
Cancellation of stock option	—	—	—	—	—	(969)	—	—	(969)
Treasury stock purchases	—	—	(7,664)	7,664	—	—	—	(10,733)	(10,733)
Balance, September 30, 2022 (unaudited)	4,000	$13,200	45,652	9,829	$555	$285,866	$(46,778)	$(14,013)	$225,630

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2022	4,000	$13,200	46,016	9,465	$555	$286,064	$(54,800)	$(13,214)	$218,605
Net income	—	—	—	—	—		8,022	—	8,022
Dividends	—	—	—	—	—	(198)	—	—	(198)
Treasury stock purchases	—	—	(364)	364	—	—	—	(799)	(799)
Balance, September 30, 2022 (unaudited)	4,000	$13,200	45,652	9,829	$555	$285,866	$(46,778)	$(14,013)	$225,630
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2023	2022

	(unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(11,975)	$32,366
Adjustments to reconcile net (loss) income to net cash (used) in/provided by operating activities:
Depreciation, amortization and obsolescence allowance	19,125	19,957
Amortization of contract costs	(1,654)	(3,314)
Amortization of engine overhauls	2,485	2,098
Deferred income taxes	(3,566)	(118)
Loss on disposition of property and equipment	219	62
Loss on marketable securities	10	9,774
Gain on extinguishment of debt	(70)	(53)
Changes in operating assets and liabilities:
Receivables, net	(51)	(25,850)
Notes receivable	(1,641)	(12,747)
Spare parts and supplies	(450)	(149)
Prepaid expenses and other	471	3,699
Operating lease right-of-use asset	140	41
Accounts payable	(5,870)	(3,467)
Accrued payroll and employee benefits	246	(1,828)
Other accrued expenses	29	81
Long-term deferred revenue	—	(9,046)
Contract liabilities	843	(2,534)
Deferred revenues	(16,561)	(13,474)
Income taxes payable	—	4,633
Other long-term liabilities	(222)	35
Net Cash (Used) in/Provided by Operating Activities	(18,492)	166
Cash Flows from Investing Activities
Additions to property and equipment	(3,017)	(2,963)
Proceeds on disposition of property and equipment	19	10
Purchase of marketable securities	(2,745)	(1,921)
Sale of marketable securities	20,000	—
Net Cash Provided by/(Used) in Investing Activities	14,257	(4,874)
Cash Flows from Financing Activities
Repayment of long-term debt	(8,598)	(2,184)
Dividends paid on preferred stock	(915)	(594)
Cancellation of stock option	—	(969)
Repurchased stock	(3,888)	(10,733)
Net Cash Used in Financing Activities	(13,401)	(14,480)
Decrease in Cash, Cash Equivalents and Restricted Cash	(17,636)	(19,188)
Cash, Cash Equivalents and Restricted Cash, beginning of period	34,182	38,619
Cash, Cash Equivalents and Restricted Cash, end of period	$16,546	$19,431
See accompanying condensed notes to unaudited condensed consolidated financial statements.
See Note 11 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries Condensed Notes to Condensed Consolidated Financial Statements (in thousands, except shares and per share amounts) (Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements (the "condensed consolidated financial statements") have been prepared, without audit, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Harbor Diversified, Inc. (“Harbor”) and its subsidiaries (collectively, the “Company”).
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 3, 2023 (“2022 Annual Report”). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other reporting period.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Additionally, Air Wisconsin is continuing to explore aircraft leasing opportunities.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier. For the three months ended September 30, 2023, Air Wisconsin was engaged in the business of providing scheduled passenger service for American Airlines, Inc. ("American") under a capacity purchase agreement ("American capacity purchase agreement") which was entered into in August 2022. Prior to early June 2023, Air Wisconsin was also engaged in the business of providing scheduled passenger service for United Airlines, Inc. (“United”) under a capacity purchase agreement (“United capacity purchase agreement”) which was entered into in February 2017 and which terminated in early June 2023. Air Wisconsin has provided scheduled passenger service for American since March 1, 2023. Pursuant to the American capacity purchase agreement, Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. The American capacity purchase agreement also provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is currently under any obligation with respect to these aircraft.
American became Air Wisconsin’s sole airline partner when all its aircraft were removed from United’s flying operations in early June 2023. As of September 30, 2023, Air Wisconsin had 45 aircraft in service for American under the American capacity purchase agreement.
For additional information, refer to Note 3, Capacity Purchase Agreements with United and American.

Contract Revenues
For the three and nine months ended September 30, 2023, approximately 0.1% and 50.1%, respectively, of the Company’s operating revenues were derived from operations associated with the United capacity purchase agreement and approximately 99.7% and 49.7%, respectively, of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement.
In performing an analysis of the United capacity purchase agreement and the American capacity purchase agreement within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) and Financial Accounting Standards Board (“FASB”) ASU No. 606, Revenue from Contracts with Customers (“Topic 606”), the Company determined that a portion of the payments it receives under the capacity purchase agreements that is designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” is considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements is considered non-lease revenue. After consideration of the lease and non-lease components, within the context of Topic 842, the Company determined the non-lease component to be the predominant component of each capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the United capacity purchase agreement and the American capacity purchase agreement has been accounted for under Topic 606.
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
Prior to the termination of the United capacity purchase agreement in early June 2023, United made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments were then subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments were reconciled through June 2023, the last month of United operations. As of September 30, 2023, Air Wisconsin believes, but United disputes, that United owes Air Wisconsin $30,149, of which $29,509 is recorded in receivables, net on the condensed consolidated balance sheets. For additional information, refer to Note 3, Capacity Purchase Agreements with United and American and Note 8, Commitments and Contingencies.
American makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with American based on actual completed flight activity. As of the date of this filing, payments through September 2023 have been reconciled. As of September 30, 2023, American owed Air Wisconsin approximately $608, which is recorded in receivables, net, on the condensed consolidated balance sheets.
Prior to the termination of the United capacity purchase agreement in early June 2023, Air Wisconsin was eligible to receive incentive payments, or was required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The incentives were defined in the agreement, and performance was measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculated the incentives achieved, or penalties payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under Topic 606. Final reconciliations have been completed with United through June 2023. Air Wisconsin has received net payments of $(6) and $1,236 for the three and nine months ended September 30, 2023, respectively, as compared to $2,137 and $5,443 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, Air Wisconsin had no amount recorded as part of receivables, net, on the condensed consolidated balance sheets related to net incentive amounts. As of December 31, 2022, Air Wisconsin recorded $2,307 as part of receivables, net, in the condensed consolidated balance sheets related to net incentive amounts.
Commencing in September 2023, Air Wisconsin became eligible under the American capacity purchase agreement to receive bonus payments, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The bonus and rebate amounts are defined in the agreement, and performance will be measured on a monthly or quarterly basis. At the end of each month or quarter, Air Wisconsin will calculate the bonus amounts achieved, or rebates payable, during that period and recognize revenue accordingly, subject to the variable constraint guidance under Topic 606. As of

September 30, 2023, Air Wisconsin had not recorded any bonus or rebate amounts under the American capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it continued to do so until the termination of the agreement in early June 2023. Accordingly, during the three and nine months ended September 30, 2023, Air Wisconsin recognized $0 and $16,561 of fixed revenues that were previously deferred, respectively, compared to a recognition of $5,180 and $22,548 of fixed revenues in the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, deferred fixed revenues in the amount of $0 and $16,561, respectively, were recorded as part of deferred revenues on the condensed consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin also recognized decreased non-refundable upfront fee revenues and increased fulfillment costs, both of which were amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights completed in the period relative to the number of flights expected to be completed in subsequent periods. During the three and nine months ended September 30, 2023, Air Wisconsin recorded $0 and $1,335 of revenue from upfront fees, respectively, and $0 and $143 of fulfillment costs, respectively, compared to $932 and $3,314 in revenue from upfront fees, respectively, and $100 and $355 of fulfillment costs for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, deferred upfront fee revenue in the amount of $0 and $1,335, respectively, is recorded as part of contract liabilities on the condensed consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement based on a formula which takes into account pilot availability for any given month. Air Wisconsin will recognize this revenue related to the specific flight activity for the month in which the flights occur.
Under the American capacity purchase agreement, Air Wisconsin is also entitled to be reimbursed for certain startup costs ("non-refundable upfront fee revenue"), such as livery changes to the aircraft, to prepare the aircraft for American flight services. Through September 30, 2023, Air Wisconsin had incurred $3,998 in reimbursable costs, and it estimates that it will incur an additional $602 in reimbursable costs over the term of the American capacity purchase agreement. In accordance with GAAP, the Company will recognize revenue related to the total estimated non-refundable upfront fee revenue of $4,600 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2023, Air Wisconsin recognized $193 and $319 of non-refundable upfront fee revenues, respectively, compared to a recognition of $0 of non-refundable upfront fee revenues in the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, Air Wisconsin deferred $3,680, and $0, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual expenses incurred that will be reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of September 30, 2023 and December 31, 2022, deferred non-refundable upfront fee revenues in the amount of $641 and $0, respectively, were netted as part of short-term contract assets, and $3,039 and $0, respectively, were recorded as part of long-term contract liabilities on the condensed consolidated balance sheets.
As noted above, Air Wisconsin incurred certain startup costs ("fulfillment costs") prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred were $774. These costs will be amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. For the three and nine months ended September 30, 2023, Air Wisconsin recorded $33 and $54, respectively, and $0 for the three and nine months ended September 30, 2022 for amortization expense related to fulfillment costs. As of September 30, 2023 and December 31, 2022, fulfillment costs of $108 and $0, respectively, are recorded as part of short-term contract costs, and $613 and $0, respectively, are recorded as part of long-term contract costs on the condensed consolidated balance sheets.

Under the American capacity purchase agreement, Air Wisconsin will also receive a monthly support fee and be reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into by Air Wisconsin and American in February 2023 and November 2023 ("Amendment No. 1" and "Amendment No. 3", respectively) provided for a one-time payment to assist with increased costs related to pilot compensation and revised compensation rates assessed under the agreement from 2023 to 2028 to assist Air Wisconsin with pilot compensation and retention.. In accordance with GAAP, the Company recognizes revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2023, Air Wisconsin recognized $1,946 and $3,206, respectively, of revenue related to the one-time assistance payment, the estimated monthly support fee and the heavy maintenance revenues, compared to $0 for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, revenues related to the monthly support fee and anticipated heavy maintenance reimbursements in the amounts of $2,259 and $0, respectively, were recorded as part of short-term contract assets, and $247 and $0, respectively, were netted in long-term contract liabilities on the condensed consolidated balance sheets. Air Wisconsin’s contract liabilities related to the one-time assistance payment and estimated monthly support fee and heavy maintenance revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenues and on the number of flights actually completed in each reporting period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. For additional information regarding Amendment No. 3, refer to Note 14, Subsequent Events, and Part II, Item 5, Other Information, in this Quarterly Report.
As part of an October 2020 amendment to the United capacity purchase agreement (“CPA Amendment”), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the wind-down period. In October 2021, in accordance with the CPA Amendment, Air Wisconsin received $294 from United for the opening of a crew base, of which $73 was deferred as of December 31, 2021, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the wind-down period. For the three and nine months ended September 30, 2023, Air Wisconsin recorded $0 and $649 of revenue related to these items, respectively, compared to $453 and $1,611 of revenue related to these items for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was no deferred CPA Amendment revenue recorded as part of contract liabilities on the condensed consolidated balance sheets.
The timing of the recognition under the American capacity purchase agreement of non-refundable upfront fee revenue, fulfillment costs, monthly support fee revenues, heavy check maintenance revenues and one-time support fee revenues in future periods is subject to considerable uncertainty due to a number of factors, including the estimated revenue amounts to be received and the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. The amount of revenues recognized for the three and nine months ended September 30, 2023, that were related to the United capacity purchase agreement and previously recorded as contract liabilities was $0 and $1,985, respectively. During the three and nine months ended September 30, 2023, there were no revenues recognized that were previously recorded as contract liabilities related to the American capacity purchase agreement.
The CPA Amendment provided, among other things, for the payment or accrual of certain amounts by United to Air Wisconsin based on certain scheduling benchmarks. In conjunction with the significant reduction in departures and block hours resulting from the COVID-19 pandemic in 2020, and consistent with the terms of the CPA Amendment, management determined that, from an accounting perspective, a new performance obligation was created by United, requiring Air Wisconsin to stand ready to deliver flight services. Air Wisconsin determined, using the expected cost plus a margin method, that the United “stand ready” rate represented the relative stand-alone selling price of the performance obligation. The stand ready performance obligation was recognized over time on a straight-line basis based on the number of unscheduled block hours below a minimum threshold at the stand ready rate as determined in a manner consistent with the CPA Amendment. For the three and nine months ended September 30, 2023, Air Wisconsin recorded $0 and $1,641, respectively, in revenue related to this performance obligation compared to $5,138 and $12,746 for the three and nine months ended September 30, 2022, respectively. Under the CPA Amendment, United was required to accrue this amount and, upon request by Air Wisconsin, deliver a note evidencing this amount each quarter. Therefore, this amount is recorded in notes receivable on the condensed consolidated balance sheets. The notes receivable contain a significant financing component and any interest income is separately reported on the condensed consolidated statements of operations. United has disputed that it owes these amounts in respect of certain quarters and has refused to deliver notes for those quarters. On November 4, 2022, United prepaid to Air Wisconsin $50,126 to satisfy all of the outstanding, undisputed notes receivable, including all accrued interest, pursuant to the CPA Amendment in respect of the period from the second quarter of 2020 through the third quarter of 2021 and the $11,048 note receivable described above. The unpaid disputed notes came due on

February 28, 2023. As of September 30, 2023, the principal amount of the unpaid disputed notes totaled $21,093. Prior to February 28, 2023, the unpaid disputed notes bore interest at the rate of 4.5% per annum. After February 28, 2023, the notes bear interest at the default interest rate of 12% per annum. As of September 30, 2023, interest receivable on the disputed notes, calculated at the pre-default contractual rate without any default interest, totaled $1,034 and is recorded in receivables, net, on the condensed consolidated balance sheets. For additional information, refer to Note 8, Commitments and Contingencies, in this Quarterly Report.
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
Restricted Cash
As of September 30, 2023 and December 31, 2022, the Company had a restricted cash balance of $707 and $849, respectively. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, refer to Note 8, Commitments and Contingencies and Note 13, Stock Repurchase Program, in this Quarterly Report.
Receivables, net
Subsequent to June 30, 2023, the Company changed the description of Accounts receivable, net to Receivables, net on its condensed consolidated balance sheets. The change did not result in the reclassification of items presented in prior periods. As of September 30, 2023 and December 31, 2022, the Company had a receivables, net balance of $40,391 and $40,341, respectively. The table below sets forth the major categories that make up the balances:

	September 30, 2023	December 31, 2022
Trade receivables	31,151	30,019
Insurance and warranty claim receivables	3,385	2,710
Federal and state tax receivables	3,022	3,901
Other industry related receivables	2,843	3,729
Allowance for expected credit losses	(10)	(18)
Receivables, net	40,391	40,341
Marketable Securities
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in marketable securities on the condensed consolidated balance sheets, in accordance with the guidance in ASC Topic 321, Investments-Equity Securities, with the change in fair value during the period included on the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s marketable securities was $136,562 and $153,827, respectively. For additional information, refer to Fair Value of Financial Instruments in this Note 1, in this Quarterly Report.

The calculation of net unrealized gains and losses that relate to marketable securities held as of September 30, 2023 is as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Unrealized (losses) gains recognized during the period on equity securities held as of the end of the period	$(925)	$102
Plus: Net losses recognized during the period on equity securities sold during the period	(30)	(112)
Net losses recognized during the period on equity securities	$(955)	$(10)
The calculation of net unrealized gains and losses that relate to marketable securities held as of September 30, 2022 is as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Unrealized losses recognized during the period on equity securities held as of the end of the period	$(3,749)	$(9,774)
Plus: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Net losses recognized during the period on equity securities	$(3,749)	$(9,774)
Property and Equipment
Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft	7 years	$50
Spare engines	7 years	$25
Rotable parts	7 years	10%
Ground equipment	up to 10 years	0%
Office equipment	up to 10 years	0%
Leasehold improvements	Shorter of asset or lease life	0%

The table below sets forth the original cost of the Company’s fixed assets and accumulated depreciation or amortization as of the dates presented:

	September 30, 2023		December 31, 2022
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$70,779	$47,655	$70,089	$40,544
Spare engines	164,706	117,372	163,708	103,834
Rotable parts	27,412	18,406	27,936	18,655
Ground equipment	2,850	2,217	2,718	2,063
Office equipment	4,692	4,331	4,519	4,218
Leasehold improvements	1,052	625	818	452
Total	$271,491	$190,606	$269,788	$169,766
The amounts in the table exclude construction in process of $2,741 and $2,237 at September 30, 2023 and December 31, 2022, respectively. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.
Air Wisconsin’s capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop visit. Lotus’ engine maintenance costs are expensed.
Depreciation expense in the three and nine months ended September 30, 2023 was $6,365 and $18,928, respectively, compared to $6,224 and $18,656 for the three and nine months ended September 30, 2022, respectively, and is included in depreciation, amortization, and obsolescence in the accompanying condensed consolidated statements of operations.
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
If there are subsequent changes to these estimates or assumptions, or if actual results differ from these estimates or assumptions, such changes could impact the financial statements in the future. The Company conducted a qualitative impairment assessment of its long-lived assets and indefinite-lived intangible assets and determined that no quantitative impairment tests were required to be performed as of September 30, 2023 and December 31, 2022. Air Wisconsin in the future may include aircraft other than the CRJ-200 as part of its flying operations. Such an event would likely lead Air Wisconsin to conduct quantitative tests for impairment of the CRJ-200 fleet and related assets.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2019. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2018. As of September 30, 2023, the Company had no outstanding tax examinations.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. As of September 30, 2023, in addition to cash and cash equivalents of $15,839, the Company had $707 in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. Since a significant portion of Air Wisconsin’s revenues has been derived from United and American, a significant portion of the receivables, net balance has been derived from United and American as well. For the three and nine months ended September 30, 2023, United and American made up $30,543 and $608 of the receivables, net balance of $40,391, respectively. As of December 31, 2022, United made up $29,770 of the receivables, net balance of $40,341.
Significant customers are those which represent more than 10% of the Company’s total revenue or receivables, net balance at each respective balance sheet date. Approximately 0.1% and 50.1% of the Company’s consolidated revenues for the three and nine months ended September 30, 2023, respectively, and 99.9% for both the three and nine months ended September 30, 2022, and a substantial portion of receivables, net and notes receivable at the end of the three and nine months ended September 30, 2022 were derived from the United capacity purchase agreement.
Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. Approximately 99.7% and 49.7% of the Company’s consolidated revenues for the three and nine months ended September 30, 2023, respectively were from the American capacity purchase agreement. American became Air Wisconsin’s sole airline partner when all of Air Wisconsin’s aircraft were removed from United’s flying operations in early June 2023. After this time, substantially all of the Company’s revenues and receivables, net will be derived from the American capacity purchase agreement.
Neither United’s nor American’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement are collateralized.
For additional information, refer to Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
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
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, receivables, net, long-term investments, accounts payable, and long-term debt. The Company believes the carrying amounts of these financial instruments, with the exception of marketable securities, are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of long-term debt, because of fixed interest rates on such debt. Marketable securities are reported at fair value based on quoted market prices. Long-term investments are held-to-maturity debt securities and are reported at amortized cost.
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
The tables below set forth the Company’s classification of marketable securities and long-term investments as of the dates presented:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$110,992	$110,992	$—	$—
Marketable securities – mutual funds	25,570	25,570	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—
Total	$140,837	$136,562	$4,275	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$109,178	$109,178	$—	$—
Marketable securities – mutual funds	44,649	44,649	—	—
Long-term investments – bonds (see Note 6)	4,275	—	4,275	—
Total	$158,102	$153,827	$4,275	$—
Reclassification
Certain non-operating income amounts were previously recorded in other, net, on the condensed consolidated statements of operations in the amounts of $892 and $1,796 for the three and nine months ended September 30, 2022, respectively, have been reclassified to interest income to conform to the presentation for the three and nine months ended September 30, 2023, with no effect on net income. The reclassification relates to certain income received on the investments in marketable securities.
Recently Adopted Accounting Pronouncement
On January 1, 2023 the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 introduces a new accounting model known as Current Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions in the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. The Company determined that amounts in dispute with United do not fall within the standard. The Company further determined that its receivables are primarily the result of its relationship with United and American, or insurance related receivables. These receivables are payable by credit-worthy companies and any resulting adjustment related to the adoption of CECL was determined to be immaterial. Therefore, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements. Further, no adjustment was made to opening retained earnings as a result of the adoption of the accounting standard using the modified retrospective method. The Company does continue to maintain an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $10 and $18, as of September 30, 2023 and December 31, 2022, respectively. The Company will continue to monitor its financial instruments for expected credit losses under the newly adopted standard.

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
As of September 30, 2023, Air Wisconsin had 45 aircraft in service for American under the American capacity purchase agreement.
For additional information, refer to Part I, Item 1, “Business—American Capacity Purchase Agreement” within the 2022 Annual Report.
3. Capacity Purchase Agreements with United and American
In February 2017, Air Wisconsin entered into the United capacity purchase agreement. That agreement terminated and Air Wisconsin ceased flying for United in early June 2023. Although the agreement has terminated, a dispute exists under the agreement. Air Wisconsin has claimed that United owes it certain amounts under the capacity purchase agreement. United has denied that it owes those amounts and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the first quarter of 2024. Since the arbitration decision has not yet been issued, Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the condensed consolidated balance sheets, under the terms of the agreement. For additional information, refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues and Note 8, Commitments and Contingencies, in this Quarterly Report.
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when the last remaining aircraft covered by the United capacity purchase agreement were removed from United’s flying operations in early June 2023. In February 2023 and November 2023, American and Air Wisconsin entered into Amendment No. 1 and Amendment No. 3, respectively, to the American capacity purchase agreement which, among other things, provided for a one-time payment to assist with increased costs related to pilot compensation and revised compensation rates for 2023 through 2028 and obligated American to make a payment to assist Air Wisconsin with current pilot compensation and retention. For additional information regarding Amendment No. 3, refer to Note 14, Subsequent Events, and Part II, Item 5, Other Information, in this Quarterly Report.
4. Property and Equipment
As of September 30, 2023, Air Wisconsin owned 64 CRJ-200 regional jets.
5. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 17.8% and 22.9%, respectively, which varied from the federal statutory rate of 21.0% primarily due to the impact of the increase of the valuation allowance on federal and state deferred tax assets that are capital in nature due to the unrealized losses on marketable securities during the periods, state income taxes, and permanent differences between financial statement and taxable income.

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 23.8%, which varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes and permanent differences between financial statement and taxable income.
6. Debt
Debt
Debt consists of the following (with interest rates, as of the dates presented):

	September 30, 2023	December 31, 2022
Aircraft Notes, due December 31, 2025 (4.0%)	$52,554	$61,222
Less: current maturities	52,554	9,154
Long-term debt	$—	$52,068
On August 4, 2023, Air Wisconsin received a notice of default and reservation of rights ("Notice") related to certain credit agreements ("Aircraft Credit Agreements") Air Wisconsin entered into with a senior lender and loan trustee. The Notice alleges a default under the Aircraft Credit Agreements relating to Air Wisconsin's failure to pay certain amounts thereunder. If the Notice were correct, the total outstanding principal balance of $48,600 would have been due and payable. Air Wisconsin believes the alleged default is without merit and intends to contest the claims in the Notice. However, Air Wisconsin has notified the lender that it would be willing to prepay the entire outstanding principal balance of the loans subject to certain terms and conditions and is negotiating a prepayment agreement with the lender. If such an agreement were entered into, the agreed upon amount of the balance of the loans outstanding under the Aircraft Credit Agreements would likely become due within the next 12-month period. Although there can be no assurance that the parties will enter into an agreement, given its receipt of the Notice and the existence of the negotiations regarding the proposed prepayment, the Company has reclassified, as of September 30, 2023, the entire balance of the loans outstanding under the Aircraft Credit Agreements as current portion of long-term debt on the condensed consolidated balance sheets.
In June 2023, Air Wisconsin prepaid approximately $3,500 of the principal amount outstanding under the Aircraft Notes due December 31, 2025 (the "Aircraft Notes"). The prepayment resulted in a $70 gain on extinguishment of debt due to the decrease in previously expected future interest that was capitalized.
Maturities of debt for the periods subsequent to September 30, 2023, are as follows:

Fiscal Year	Amount
October 2023 through December 2023	$486
2024	52,068
2025	—
Total	$52,554
The debt agreements include certain covenants. At September 30, 2023 and December 31, 2022, Air Wisconsin believes it was in compliance with all of the covenants in its debt agreements.
As of September 30, 2023, all of the Company’s debt was subject to fixed interest rates.
For additional information, refer to Note 6, Debt, in the audited consolidated financial statements within the 2022 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semiannually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments on the condensed consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $2,373 and $2,547 as of September 30, 2023 and December 31, 2022, respectively.

7. Lease Obligations
The Company reviews all contracts and service agreements for criteria meeting the definition of a lease within the frameworks of Topic 842 and Topic 606. Those that were determined to be a lease may contain both a lease and a non-lease component. In those instances, the Company elected to account for such components as a single lease component.
The Company’s operating lease activities are recorded in operating lease right-of-use assets, current portion of operating lease liability, and long-term operating lease liability on the condensed consolidated balance sheets. Air Wisconsin has operating leases with terms greater than 12 months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from three months to 10.3 years. For leases of 12 months or less, the Company elected a short-term lease practical expedient for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
As of September 30, 2023, the Company’s right-of-use assets were $9,708, the Company’s current maturities of operating lease liabilities were $3,649, and the Company’s long-term operating lease liabilities were $3,659. During the nine months ended September 30, 2023, the Company paid $4,285 in operating lease payments, which are reflected as a reduction to operating cash flows.
The table below presents operating lease related terms and discount rates as of:

September 30, 2023
Weighted-average remaining lease term	2.62 years
Weighted-average discount rate	6.15%
Components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$1,467	$1,477	$4,425	$4,423
Short-term lease costs	81	77	207	306
Variable lease costs	(89)	63	(105)	158
Total Lease Costs	$1,459	$1,617	$4,527	$4,887
Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of our leases also provides that Air Wisconsin reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. During the second and third quarters of 2023, Air Wisconsin received a temporary rent concession due to construction at a leased facility, which is being recorded as negative variable rent. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,459 and $1,617 in the three months ended September 30, 2023 and September 30, 2022, respectively. Rent expense recorded under all operating leases, inclusive of engine leases, was $4,527 and $4,887 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than 12 months as of September 30, 2023:

Fiscal Year	Amount
October 2023 through December 2023	$1,369
2024	3,328
2025	2,596
2026	202
2027	75
Thereafter	358
Total lease payments	7,928
Less imputed interest	620
Total Lease Liabilities	$7,308
8. Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of September 30, 2023, the Company believes that it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss is considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised, legal proceedings may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
Dispute with United
Although the United capacity purchase agreement terminated in early June 2023, a dispute exists under that agreement. Air Wisconsin has claimed that United owes it certain amounts under the capacity purchase agreement. United has denied that it owes those amounts and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. As of September 30, 2023, the aggregate amount in dispute recorded in the condensed consolidated financial statements was approximately $52,276. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the first quarter of 2024. Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the condensed consolidated balance sheets, under the terms of the agreement. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Contract Revenues, and Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
Treasury Payroll Support Program Audit
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP-1 Agreement”) with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of Treasury (“Treasury”) under a program (“Payroll Support Program”) provided by the Coronavirus Aid, Relief, and Economic Security Act, pursuant to which Air Wisconsin received approximately $42,185 (“PSP-1”). In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the PSP-1 Agreement. The audit focused on, among other things, certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of certain provisions of the application for Treasury Payroll Support and the PSP-1 Agreement, as well as the Treasury’s guidance regarding the Payroll Support Program. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. The OIG initially determined that Air Wisconsin overstated its awardable amount on its PSP-1 application; however, Air Wisconsin does not believe this results in any amounts due back to the Treasury and the Treasury has not required Air Wisconsin to repay any PSP-1 amounts. As part of Air Wisconsin’s application for a Payroll Support Program Agreement 2 ("PSP-2 Agreement", and such award granted thereunder, "PSP-2"), Air Wisconsin was required to recertify its PSP-1 application and amend portions of the application pursuant to further guidance by the

Treasury. Air Wisconsin’s recertified PSP-1 application resulted in a reduction to its PSP-2 award to reconcile the difference between its initial PSP-1 award and a recalculated award based on its PSP-1 recertification. Based on the OIG’s audit results, Air Wisconsin believes the Treasury may have reduced its PSP-2 award by more than it should have; however, Air Wisconsin does not reasonably believe it will be able to recover any underpayment from the Treasury.
Subsequent to the September 2020 audit, the Treasury entered into the PSP-2 Agreement and a Payroll Support Program Agreement 3 ("PSP-3 Agreement") with Air Wisconsin and has paid to Air Wisconsin the amounts to be paid under the PSP-2 Agreement and the PSP-3 Agreement.
Standby Letters of Credit
As of September 30, 2023, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $372 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies, and it maintained a credit facility with a borrowing capacity of $377 for the issuance of such letters of credit. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
The following table sets forth the Company’s cash obligations for the periods presented:

	Payment Due for Year Ending December 31,
	Total	2023 (October through December)	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$48,600	$—	$48,600	$—	$—	$—	$—
Aircraft Notes Interest	3,954	486	3,468	—	—	—	—
Operating Lease Obligations	7,928	1,369	3,328	2,596	202	75	358
Total	$60,482	$1,855	$55,396	$2,596	$202	$75	$358
The principal amount of the Aircraft Notes is payable in semi-annual installments of $3,500, and certain additional amounts may be payable based on excess cash. In June 2023, Air Wisconsin prepaid the semi-annual installment due December 31, 2023. As of September 30, 2023, all of the Company’s debt was subject to fixed interest rates.
On August 4, 2023, Air Wisconsin received a notice of default and reservation of rights ("Notice") related to certain credit agreements ("Aircraft Credit Agreements") Air Wisconsin entered into with a senior lender and loan trustee. The Notice alleges a default under the Aircraft Credit Agreements relating to Air Wisconsin's failure to pay certain amounts thereunder. If the Notice were correct, the total outstanding principal balance of $48,600 would have been due and payable. Air Wisconsin believes the alleged default is without merit and intends to contest the claims in the Notice. However, Air Wisconsin has notified the lender that it would be willing to prepay the entire outstanding principal balance of the loans subject to certain terms and conditions and is negotiating a prepayment agreement with the lender. If such an agreement were entered into, the agreed upon amount of the balance of the loans outstanding under the Aircraft Credit Agreements would likely become due within the next 12-month period. Although there can be no assurance that the parties will enter into an agreement, given its receipt of the Notice and the existence of the negotiations regarding the proposed prepayment, the Company has reclassified, as of September 30, 2023, the entire balance of the loans outstanding under the Aircraft Credit Agreements as current portion of long-term debt on the condensed consolidated balance sheets.

For additional information, refer to Note 6, Debt, in the audited consolidated financial statements, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within the 2022 Annual Report, and Note 14, Subsequent Events, in this Quarterly Report.
9. Related-Party Transactions
Resource Holdings Associates (“Resource Holdings”) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $180 to Resource Holdings for the three and nine months ended September 30, 2023 and September 30, 2022, respectively, plus the reimbursement of certain out-of-pocket expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $113 to Resource Holdings for the three and nine months ended September 30, 2023 and September 30, 2022, respectively. For additional information, refer to the section entitled “Certain Relationships and Related Transactions, and Director Independence” within the 2022 Annual Report.
10. Earnings Per Share and Equity
Calculations of net (loss) income per common share for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(3,688)	$8,022	$(11,975)	$32,366
Preferred stock dividends	358	198	915	594
Net (loss) income applicable to common stockholders	$(4,046)	$7,824	$(12,890)	$31,772
Weighted average common shares outstanding
Shares used in calculating basic earnings per share	43,654	45,776	44,299	46,637
Stock option	—	—	—	131
Series C Preferred	—	16,500	—	16,500
Shares used in calculating diluted earnings per share	43,654	62,276	44,299	63,268
(Loss) earnings allocated to common stockholders per common share
Basic	$(0.09)	$0.17	$(0.29)	$0.68
Diluted	$(0.09)	$0.13	$(0.29)	$0.50
Basic earnings per share of common stock is computed by dividing the net loss or income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing loss or income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500 shares of common stock under the if-converted method, and the exercise of a stock option granted in 2015 (2015 Option) into 198 shares of common stock under the treasury stock method for the nine months ended September 30, 2022. In March 2022, Harbor entered into an agreement with the holder to cancel the 2015 Option in exchange for $969. The shares underlying the 2015 Option are included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding. Further, during loss periods, the conversion of shares under the Series C Preferred or the 2015 Option (for the period it was outstanding) would be anti-dilutive and thus is not assumed for purposes of computing diluted earnings per share.
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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein (“Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (“Conversion Cap Excess Dividends”). As of September 30, 2023, 755 shares of the Series C Preferred were immediately convertible into 16,500 shares of common stock (representing 27.5% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245 shares of the Series C Preferred are deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.
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
On March 31, 2023, June 30, 2023, and September 27, 2023, the board of directors declared a Preferential Dividend of $198 and a Conversion Cap Excess Dividend of $54, $107, and $160, respectively, on the Series C Preferred, which were paid on March 31, 2023, June 30, 2023, and September 29, 2023, respectively. On March 30, 2022, June 30, 2022, and September 30, 2022, the board of directors declared a dividend of $198 on the Series C Preferred, which was paid on March 31, 2022, June 30, 2022, and September 30, 2022, respectively.
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
11. Supplemental Cash Flow Information
Cash payments for interest for the nine months ended September 30, 2023 and September 30, 2022 were $1,598 and $1,784, respectively. Cash payments for income taxes for the nine months ended September 30, 2023 and September 30, 2022 were $46 and $3,348, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $4,285 and $4,484 for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of those same amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$15,839	$33,333
Restricted cash	707	849
Total cash, cash equivalents, and restricted cash	$16,546	$34,182

12. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	September 30, 2023	December 31, 2022
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
13. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. In January 2023, a federal corporate stock repurchase excise tax of 1% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $8 and $38 during the three and nine months ended September 30, 2023,respectively, which is included in the cost of Treasury stock on the condensed consolidated statements of stockholders’ equity. Harbor acquired a total of 374 and 1,764 shares of its common stock pursuant to the stock repurchase program in the three and nine months ended September 30, 2023, respectively, compared to 364 and 7,664 in the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, total cash of $329 and $475, respectively, was held for the repurchase of shares under Harbor’s stock repurchase program. This amount is included in restricted cash.
For additional information, refer to Part II, Item 2, “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in this Quarterly Report.
14. Subsequent Events
The Company evaluated its condensed consolidated financial statements included in this Quarterly Report for subsequent events through November 14, 2023, the date the condensed consolidated financial statements were available to be issued and determined that there were none, other than those discussed below.
On October 11, 2023, Air Wisconsin and its pilot group, as represented by the Air Line Pilots Association, executed a new collective bargaining agreement that includes pay rate increases and quality of life improvements for Air Wisconsin pilots. The new agreement expires October 10, 2026, with the agreement becoming amendable on October 10, 2025.

On November 10, 2023, Air Wisconsin and American entered into Amendment No. 3, effective as of November 10, 2023, to the American capacity purchase agreement. Amendment No. 3, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. The foregoing description of Amendment No. 3 does not purport to be complete and is qualified in its entirety by reference to Amendment No. 3, a redacted copy of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements (the "condensed consolidated financial statements") and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included within our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
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
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a new five-year capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), which was subsequently amended in February 2023, March 2023, and November 2023, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when all Air Wisconsin’s aircraft were removed from United’s flying operations in early June 2023. As of September 30, 2023, Air Wisconsin had 45 aircraft in service for American.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Beginning in September 2023, Air Wisconsin became eligible to receive bonus compensation, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. Air Wisconsin is responsible for certain customary costs relating to the flight operation and maintenance of the covered aircraft along with other customary controllable expenses, including expenses associated with flight crews, line maintenance and overhead. American will reimburse Air Wisconsin for certain customary costs and expenses incurred in connection with Air Wisconsin’s flight operations, including fuel, ground handling, landing and air traffic control, changes to livery and branding, aircraft and passenger liability insurance, property taxes and systems support. American has the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also has the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. Furthermore, under the agreement, American provides all ground handling services, including gate and ticket counter services, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American has the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. The American capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.
The American capacity purchase agreement provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is currently under any obligation with respect to these additional aircraft. Should Air Wisconsin in the future include aircraft other than the CRJ-200 as part of its flying operations, such an event would likely lead Air Wisconsin to conduct quantitative tests for impairment of the CRJ-200 fleet and related assets.
For additional information, refer to the section entitled “Business – American Capacity Purchase Agreement” within our 2022 Annual Report, and Note 1, Summary of Significant Accounting Policies --Contract Revenues, and Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
United Capacity Purchase Agreement
Prior to early June 2023, Air Wisconsin provided regional airline services to United Airlines, Inc. (“United”) pursuant to a capacity purchase agreement (the “United capacity purchase agreement”) which was entered into in February 2017 and which terminated in early June 2023. Prior to the commencement of services on March 1, 2023 under the American capacity purchase agreement described below, more than 99.9% of our operating revenues was derived from operations associated with the United capacity purchase agreement. For additional information, refer to Note 1, Summary of Significant Accounting Policies – Contract Revenues, and Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
Dispute with United
Although the United capacity purchase agreement has terminated, a dispute exists under the agreement. Air Wisconsin has claimed that United owes it certain amounts under the agreement. As of September 30, 2023, the aggregate amount in dispute recorded in the condensed consolidated financial statements was approximately $52.3 million. United has denied that it owes this amount and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the first quarter of 2024. Since the arbitration decision has not yet been issued, Air Wisconsin cannot reasonably estimate the likely outcome of the arbitration including any potential award of the disputed amounts. Air Wisconsin, however, maintains that it has a strong position, that it was entitled to terminate the agreement and that it is entitled to the disputed amounts, including the amounts recorded in the condensed consolidated financial statements, under the terms of the agreement. For additional information, refer to the section entitled “Risk Factors” in this Quarterly Report.
Labor Shortages
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As flight demand has increased during the recovery from the COVID-19 pandemic, labor shortages within the airline industry have become acute, particularly for regional airlines such as Air Wisconsin. The shortage is particularly critical at the captain level, since it can take as long as two years to replace a captain, taking into account training time and experience required at the first officer level before a pilot can be elevated to the rank of captain.Pilot shortages within the airline industry are the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. While Air Wisconsin has pursued efforts to mitigate the impacts of these pressures on its financial condition and results of operations, including through amendments to the American capacity purchase agreement entered into by Air Wisconsin and American in February 2023 and November 2023, which provided for a one-time payment to assist with increased costs related to pilot compensation and revised compensation rates assessed under the agreement from 2023 to 2028 to assist Air Wisconsin with pilot compensation and retention, these and other factors have caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to consistently achieve block hours in line with pre-pandemic levels. In addition, although Air Wisconsin pilots ratified a new contract in October 2023 that includes competitive wages and quality of life improvements, Air Wisconsin is continuing to negotiate with its other bargaining groups for further wage increases and quality of life improvements. Further, Air Wisconsin is continuing to monitor changes within the regional airline market directed at addressing the diminished supply of qualified pilots, and any changes it may need to implement as a result of those changes may negatively impact our results of operations and financial condition. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to reduced flight schedules and possibly reduced fixed payments for aircraft, either of which could further impact our financial condition.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and September 30, 2022
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	226,190	305,363	(79,173)	(25.9%)
Actual Block Hours	22,185	25,676	(3,491)	(13.6%)
Actual Departures	16,110	16,771	(661)	(3.9%)
Revenue Passenger Miles (in thousands)	192,732	263,899	(71,167)	(27.0%)
Average Stage Length (in miles)	287	372	(85)	(22.8%)
Contract Revenue Per Available Seat Mile (in cents)	22.09 ¢	22.40 ¢	(0.31) ¢	(1.4%)
Passengers	659,909	699,678	(39,769)	(5.7%)
The decrease in ASMs, block hours, departures, and passengers during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to the industry-wide pilot shortage.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
Operating Revenues (in thousands):
Contract Revenues	$49,958	$68,389	$(18,431)	(27.0%)
Contract Services and Other	98	21	77	366.7%
Total Operating Revenues	$50,056	$68,410	$(18,354)	(26.8%)
Total operating revenues decreased $18.4 million, or 26.8%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a decrease in block hours and departures as a result of the pilot shortage. The operating revenue decrease includes an overall decrease in revenue of $68.4 million under the United capacity purchase agreement, offset by $49.9 million of revenue recorded pursuant to the American capacity purchase agreement which started in March 2023.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
Operating Expenses (in thousands):
Payroll and Related Costs	$29,444	$26,801	$2,643	9.9%
Aircraft Fuel and Oil	115	49	66	134.7%
Aircraft Maintenance, Materials and Repairs	11,175	17,494	(6,319)	(36.1%)
Other Rents	1,459	1,617	(158)	(9.8%)
Depreciation, Amortization and Obsolescence	6,398	6,639	(241)	(3.6%)
Purchased Services, Legal and Other	6,537	3,310	3,227	97.5%
Total Operating Expenses	$55,128	$55,910	$(782)	(1.4%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $2.6 million, or 9.9%, to $29.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily driven by increases in maintenance employee wages of $0.8 million, pilot wages of $0.5 million related to instructors and training, employee benefits and taxes of $0.5 million, general management wages of $0.4 million, union and management employee bonuses of $0.2 million, and other payroll and employee expenses of $0.3 million. This is offset by decreases in flight attendant wages of $0.1 million.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement and the American capacity purchase agreement during the three months ended September 30, 2023 and September 30, 2022 were directly paid to suppliers by United or American, as applicable. Aircraft fuel and oil expense primarily reflects the costs associated with fuel purchased for maintenance flights. These expenses were immaterial for the three months ended September 30, 2023 and September 30, 2022.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $6.3 million, or 36.1%, to $11.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of a decrease in airframe repairs and parts scrapped of $2.5 million. The decrease was largely driven by a reduction in flying due to the ongoing labor shortage resulting in a decreased need for heavy maintenance. Other decreases included $2.0 million in engine repair costs, materials used of $1.6 million, and a decrease in shop supplies, tool purchases and repairs, freight costs, and parts rebates of $0.4 million. These decreases were offset by an increase in engine overhaul costs of $0.2 million.
Other Rents. Other rents expense decreased $0.2, or 9.8%, to $1.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a short-term rent abatement for a flight simulator during construction at the facility.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.2 million, or 3.6%, to $6.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily related to a $0.3 million decrease in obsolescence reserves, offset by $0.1 million increase in depreciation due to capitalized aircraft modifications, facility improvements, and IT projects.
Purchased Services, Legal and Other. Purchased services, legal and other expense increased $3.2 million, or 97.5%, to $6.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $2.7 million in legal fees related to the United dispute, $0.3 million for professional and technical fees, and $0.2 million for Canadian landing fees.
Other Income (Expense)
Interest Income. Interest and dividend income decreased $0.2 million, or 11.1%, to $1.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest and dividend income related to marketable securities and money market funds increased by $0.2 million and was offset by a decrease in notes receivable interest income of $0.4 million.
Interest Expense. Interest expense was immaterial and relatively unchanged for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Loss on Marketable Securities. Loss on marketable securities decreased $2.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to an increase in the market value of marketable securities. There were $1.0 million in recognized losses for the three months ended September 30, 2023 compared to a recognized loss of $3.7 million for the three months ended September 30, 2022.
Gain on Extinguishment of Debt. There was no gain on extinguishment of debt recorded for the three months ended September 30, 2023 and a $0.1 million gain recorded in the three months ended September 30, 2022. This gain recorded in the third quarter of 2022 was related to a prepayment of $0.4 million of debt. The gain is due to the decrease in previously expected future interest that was capitalized.
Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Net (Loss) Income
Net loss for the three months ended September 30, 2023 was $3.7 million, or $0.09 per basic share and $0.09 per diluted share, compared to net income of $8.0 million, or $0.17 per basic share and $0.13 per diluted share, for the three months ended September 30, 2022. For additional information, refer to Note 10, Earnings Per Share and Equity, in this Quarterly Report.
The decrease in net income for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily resulted from a decrease in operating revenue. This is partially offset by a decrease in overall operating expenses consisting primarily of aircraft maintenance costs which were offset by increases in payroll expenses and other expenses, including legal fees. The decrease in net income was also partially offset by non-operating income primarily resulting from a decrease in unrealized losses on marketable securities.
Income Tax (Benefit) Expense
In the three months ended September 30, 2023, our effective tax rate was 17.8%, compared to 23.8% for the three months ended September 30, 2022. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax benefit of $0.8 million and income tax expense of $2.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively.
The income tax benefit for the three months ended September 30, 2023 resulted in an effective tax rate of 17.8%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of the increase of valuation allowances on federal and state deferred tax assets that are capital in nature due to the unrealized losses on marketable securities during the period, state income taxes, and permanent differences between financial statement and taxable income.
The income tax expense for the three months ended September 30, 2022 resulted in an effective tax rate of 23.8%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.
For additional information, refer to Note 5, Income Taxes, in our audited consolidated financial statements included within our 2022 Annual Report.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Operating Data:
Available Seat Miles (in thousands)	707,526	964,499	(256,973)	(26.6%)
Actual Block Hours	67,332	82,470	(15,138)	(18.4%)
Actual Departures	47,219	53,865	(6,646)	(12.3%)
Revenue Passenger Miles (in thousands)	593,418	802,218	(208,800)	(26.0%)
Average Stage Length (in miles)	308	366	(58)	(15.8%)
Contract Revenue Per Available Seat Mile (in cents)	22.61 ¢	22.11 ¢	0.50 ¢	2.3%
Passengers	1,904,565	2,172,492	(267,927)	(12.3%)
The decrease in ASMs, block hours, departures, and passengers during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the industry-wide pilot shortage, the wind-down schedule with United, and the removal of certain aircraft from service in order to paint them in the American livery and otherwise prepare them for service under the American capacity purchase agreement, which resulted in a significantly lower number of flights relative to the prior year period.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Operating Revenues (in thousands):
Contract Revenues	$159,965	$213,280	$(53,315)	(25.0%)
Contract Services and Other	295	35	260	742.9%
Total Operating Revenues	$160,260	$213,315	$(53,055)	(24.9%)
Total operating revenues decreased $53.1 million, or 24.9%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in block hours and departures as a result of the pilot shortage and the wind down schedule with United as Air Wisconsin removed aircraft from service to be painted in the American livery. The operating revenue decrease includes an overall decrease in revenue of $132.9 million under the United capacity purchase agreement, offset by an increase of $79.6 million of revenue recorded pursuant to the American capacity purchase agreement which started in March 2023.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Operating Expenses (in thousands):
Payroll and Related Costs	$89,165	$81,096	$8,069	9.9%
Aircraft Fuel and Oil	438	134	304	226.9%
Aircraft Maintenance, Materials and Repairs	48,393	48,331	62	0.1%
Other Rents	4,527	4,887	(360)	(7.4%)
Depreciation, Amortization and Obsolescence	19,125	19,957	(832)	(4.2%)
Purchased Services, Legal and Other	18,511	10,589	7,922	74.8%
Total Operating Expenses	$180,159	$164,994	$15,165	9.2%
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $8.1 million, or 9.9%, to $89.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily driven by increases in union employee bonuses of $4.3 million, most of which was related to increased pilot bonuses, as well as increased pilot wages of $2.5 million, maintenance employee wages of $1.6 million, management wages of $1.3 million, and payroll taxes of $0.6 million. The increase was offset by decreases in employee benefits of $1.3 million, flight attendant wages of $0.5 million, and other employee expenses of $0.4 million.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United capacity purchase agreement and the American capacity purchase agreement during the nine months ended September 30, 2023 and September 30, 2022 were directly paid to suppliers by United or American, as applicable. Aircraft fuel and oil expense primarily reflects the costs associated with fuel purchased for maintenance flights. These expenses were immaterial for the nine months ended September 30, 2023 and September 30, 2022.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs remained relatively unchanged. There was an increase of 0.1%, to $48.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as a result of an increase in airframe repairs of $2.9 million, engine overhaul amortization of $0.4 million, and $0.2 million in scrapped aircraft parts. The increase was largely driven by higher maintenance rates and a greater reliance on third-party maintenance providers due to the ongoing labor shortage. The increase was offset by decreases of $2.8 million in engine repair costs, $0.3 million in materials used, $0.4 million in shop supplies, tool purchases and repairs, parts rebates and freight costs.
Other Rents. Other rents expense decreased $0.4 million, or 7.4%, to $4.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a short-term rent abatement for a flight simulator during construction at the facility.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.8 million, or 4.2%, to $19.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily related to a $0.9 million decrease in obsolescence reserves, offset by a $0.1 million increase in depreciation due to capitalized aircraft modifications, facility improvements, and IT projects.
Purchased Services, Legal and Other. Purchased services, legal and other expense increased $7.9 million, or 74.8%, to $18.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $7.4 million in legal fees related to the United dispute, $0.1 million for professional and technical fees, a $0.1 million increase in the loss on disposal of assets, and a $0.4 million overall increase in miscellaneous supplies and other expenses. This increase was partially offset by a decrease of $0.1 million for general and liability insurance.

Other Income (Expense)
Interest Income. Interest and dividend income increased $0.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $1.5 million in interest and dividends earned on marketable securities and money market funds, partially offset by a decrease of $1.1 million in interest earned on the notes receivable due from United.
Interest Expense. Interest expense was immaterial and relatively unchanged for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Loss on Marketable Securities. Loss on marketable securities decreased $9.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to an increase in the market value of marketable securities. There were $0.1 million in unrealized gains offset by $0.1 million of realized losses recorded for the nine months ended September 30, 2023 compared to an unrealized loss of $9.8 million for the nine months ended September 30, 2022.
Gain on Extinguishment of Debt. Gain on extinguishment of debt was immaterial and relatively unchanged for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Other, Net. Other income and expense was immaterial and relatively unchanged for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Net (Loss) Income
Net loss for the nine months ended September 30, 2023 was $12.0 million, or $0.29 per basic share and $0.29 per diluted share, compared to net income of $32.4 million, or $0.68 per basic share and $0.50 per diluted share, for the nine months ended September 30, 2022. For additional information, refer to Note 10, Earnings Per Share and Equity, in this Quarterly Report.
The decrease in net income for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily resulted from a decrease in operating revenue, and an increase in overall operating expenses consisting primarily of payroll and legal expenses. The decrease in net income was partially offset by non-operating income primarily resulting from a decrease in the unrealized loss on marketable securities.
Income Tax (Benefit) Expense
In the nine months ended September 30, 2023, our effective tax rate was 22.9%, compared to 23.8% in the nine months ended September 30, 2022. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax benefit of $3.6 million and income tax expense of $10.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The income tax benefit for the nine months ended September 30, 2023 resulted in an effective tax rate of 22.9%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of the increase of valuation allowance on federal and state deferred tax assets that are capital in nature due to the unrealized losses on marketable securities during the period, state income taxes, and permanent differences between financial statement and taxable income.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities, and Air Wisconsin’s cash flows from operations. As of September 30, 2023, our cash and cash equivalents balance was $15.8 million, and we held $136.6 million of marketable securities. For the nine months ended September 30, 2023, cash used in operations was $18.5 million. In the near term, we expect to fund our liquidity requirements through cash generated from operations, as well as our existing cash, cash equivalents, and marketable securities balances.
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor and maintenance costs, and payment of debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the nine months ended September 30, 2023, we had $3.0 million in capital expenditures primarily related to aircraft modifications, facilities updates, and IT projects. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.
Air Wisconsin’s ability to service its debt obligations and business development efforts depends, in part, on its ability to generate cash from operating activities as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain additional debt financing, restructure its current debt financing or liquidate its marketable securities, to achieve its longer-term objectives. As of September 30, 2023, Air Wisconsin had $52.6 million of short-term debt and no long-term debt, all of which is secured indebtedness incurred in connection with the Aircraft Notes. For additional information, refer to Note 6, Debt, in our audited consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2022 Annual Report.
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
Restricted Cash
As of September 30, 2023, in addition to cash and cash equivalents of $15.8 million, the Company had $0.7 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net Cash (Used) in/ Provided by Operating Activities	$(18,492)	$166	$(18,658)	(11,239.8%)
Net Cash Provided by/ (Used) in Investing Activities	14,257	(4,874)	19,131	392.5%
Net Cash Used in Financing Activities	(13,401)	(14,480)	1,079	7.5%
Cash Flows (Used) in/Provided by Operating Activities
During the nine months ended September 30, 2023, our cash flows used in operating activities were $18.5 million. We had a net loss of $12.0 million. Net cash flows are further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $20.0 million, $0.8 for contract liabilities, prepaid expenses of $0.5 million,

$0.2 million for loss on disposition of property and equipment, and $0.2 million in accrued payroll and employee benefits, and decreases in cash primarily related to deferred revenue of $16.6 million, accounts payable of $5.9 million, deferred income taxes of $3.6 million, notes receivable of $1.6 million, and spare parts and supplies of $0.5 million.

During the nine months ended September 30, 2022, our cash flows provided by operating activities were $0.2 million. We had net income of $32.4 million. Net income is further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $18.7 million, loss on marketable securities of $9.8 million, income taxes payable of $4.6 million, and prepaid and other expenses of $3.7 million, offset by decreases in cash primarily related to deferred revenues of $13.5 million, notes receivable of $12.8 million, receivables, net of $25.9 million, long-term deferred revenue of $9.0 million, accounts payable of $3.5 million, and contract liabilities of $2.5 million.
Cash Flows Provided by/(Used in) Investing Activities
During the nine months ended September 30, 2023, our cash flows provided by investing activities were $14.3 million of which $20.0 million was from the sale of marketable securities, offset by $3.0 million for additions to property and equipment and $2.7 million from the purchase of marketable securities.

During the nine months ended September 30, 2022, our cash flows used in investing activities were $4.9 million resulting primarily from $3.0 million for additions to property and equipment and $1.9 million for investments in marketable securities.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2023, our cash flows used in financing activities were $13.4 million, reflecting $8.6 million for repayments of long-term debt, $3.9 million to repurchase shares of our common stock, and $0.9 million of dividends paid on preferred stock.

During the nine months ended September 30, 2022, our cash flows used in financing activities were $14.5 million, reflecting $2.2 million in repayments of long-term debt, $0.6 million of dividends paid on preferred stock, $1.0 million for the cancellation of a stock option, and $10.7 million to repurchase shares of our common stock.
Commitments and Contractual Obligations
As of September 30, 2023, Air Wisconsin had $52.6 million of debt (including principal and projected interest obligations) and operating lease obligations (including current maturities). This amount consisted of $48.6 million in principal amount of the Aircraft Notes related to owned aircraft used in continuing operations and $4.0 million of projected interest on the Aircraft Notes. As of September 30, 2023, Air Wisconsin also had $7.9 million of operating lease obligations primarily related to certain training simulators and facilities.
The following table sets forth our cash obligations relating to debt and contractual obligations for the periods presented:

		Payment Due for Year Ended December 31, (in thousands)
	Total	October through December 2023	2024	2025	2026	2027	Thereafter
Aircraft Notes Principal	$48,600	$—	$48,600	$—	$—	$—	$—
Aircraft Notes Interest	3,954	486	3,468	—	—	—	—
Operating Lease Obligations	7,928	1,369	3,328	2,596	202	75	358
Total	$60,482	$1,855	$55,396	$2,596	$202	$75	$358
The principal amount of the Aircraft Notes is payable in semi-annual installments of $3.5 million, and certain additional amounts may be payable based on excess cash. In June 2023, Air Wisconsin prepaid the semi-annual installment due December 31, 2023, resulting in a gain on extinguishment of debt of $0.1 million. As of September 30, 2023, all of the Company’s debt was subject to fixed interest rates.
On August 4, 2023, Air Wisconsin received a notice of default and reservation of rights ("Notice") related to certain credit agreements ("Aircraft Credit Agreements") Air Wisconsin entered into with a senior lender and loan trustee. The Notice alleges a default under the Aircraft Credit Agreements relating to Air Wisconsin's failure to pay certain amounts thereunder. If the Notice were correct, the total outstanding principal balance of $48,600 would have been due and payable. Air Wisconsin believes the alleged default is without merit and intends to contest the claims in the Notice. However, Air Wisconsin has notified the lender that it would be willing to prepay the entire outstanding principal balance of the loans subject to certain terms and conditions and is negotiating a prepayment agreement with the lender. If such an agreement were entered into, the agreed upon amount of the balance of the loans outstanding under the Aircraft Credit Agreements would likely become due within the next 12-month period. Although there can be no assurance that the parties will enter into an agreement, given its receipt of the Notice and the existence of the negotiations regarding the proposed prepayment, the Company has reclassified, as of September 30, 2023, the entire balance of the loans outstanding under the Aircraft Credit Agreements as current portion of long-term debt on the condensed consolidated balance sheets.

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
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”). As of September 30, 2023, 754,550 shares of the Series C Preferred are immediately convertible into 16,500,000 shares of common stock (representing 27.5% of the fully diluted shares of capital stock of Harbor), and the remaining 3,245,450 shares of the Series C Preferred would be deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.
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
On September 27, 2023, the board of directors declared a Preferential Dividend of $198 and a Conversion Cap Excess Dividend of $160 on the Series C Preferred, which were paid on September 29, 2023.
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
Debt and Credit Facilities
For information regarding our debt and credit facilities, refer to Note 6, Debt, in this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Credit Facilities” within our 2022 Annual Report.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive officer, principal financial officer and principal accounting officer, concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of September 30, 2023, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims that are likely, individually or taken together, to have a material adverse effect on our business, financial condition, results of operations, liquidity or future prospects. However, regardless of the merits of the claims raised, the ultimate resolution of legal proceedings, regulatory matters, and other disputes and claims is inherently uncertain, and they may have an adverse impact on us as a result of an adverse outcome, defense and settlement costs, diversion of management’s time and resources, and other factors. For additional information, including with respect to the arbitration with United, refer to Note 8, Commitments and Contingencies, in this Quarterly Report.
Item 1A. Risk Factors
Our short- and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in Harbor’s common stock involves substantial risk. Harbor’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of Harbor’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.
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
During the first two years of the COVID-19 pandemic, for many reasons, such as reduced flying opportunities, early retirement benefits offered by some airlines, travel restrictions and COVID-19 vaccine mandates, many pilots decided to retire or seek employment in other industries. As passenger demand for air travel has increased since then, Air Wisconsin and other airlines have experienced challenges hiring and maintaining sufficient numbers of qualified pilots due to a number of factors, including the increased flight hour requirements under the FAA Qualification Standards, the statutory mandatory retirement age of 65, and attrition resulting from voluntary retirement decisions. Air Wisconsin has also experienced challenges with pilot attrition to other airlines, including United. In addition, now that Air Wisconsin is no longer flying for United, United could increase the number of Air Wisconsin pilots it hires, which could restrict the number of flights Air Wisconsin could fly for American. The pilot shortage is particularly critical at the captain level. Air Wisconsin has historically expended significant resources to recruit and train pilots, including as a result of recent significant upward pressure on pilot compensation at certain regional airlines and limited availability of flight simulators and instructors. As part of the collective bargaining agreement entered into by Air Wisconsin and its pilot group in October 2023, Air Wisconsin has increased its pilot compensation substantially, but it continues to evaluate the pilot market and may continue to experience additional cost increases in the future. Since the American capacity purchase agreement does not require an increase in the amounts paid to Air Wisconsin as Air Wisconsin increases the amount of pilot compensation, these increases could have an adverse impact on our financial condition and operating results.
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
Our business is highly dependent on the American capacity purchase agreement because American is now Air Wisconsin’s sole airline partner.
Prior to March 2023, we derived nearly all of our operating revenues from the United capacity purchase agreement because United was Air Wisconsin’s sole airline partner. Air Wisconsin ceased flying for United in early June. As of September 30, 2023, we derive nearly all of our operating revenues from the American capacity purchase agreement because American is Air Wisconsin’s sole airline partner.
Pursuant to the American capacity purchase agreement, American is permitted to terminate the agreement or remove aircraft that would otherwise be covered under the agreement prior to the expiration of its term in certain circumstances, including upon Air Wisconsin’s material breach of the agreement, Air Wisconsin’s inability to operate a certain number of aircraft, Air Wisconsin’s failure to meet certain operating performance benchmarks for specified periods and certain changes of control of Air Wisconsin. In addition, American and Air Wisconsin each have the right to terminate the agreement for any reason after a certain date prior to the specified termination date. If American terminates the American capacity purchase agreement, our business, financial condition, results of operations and liquidity could be significantly negatively impacted, unless Air Wisconsin is able to enter into satisfactory substitute arrangements for the utilization of its aircraft.
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
Contractual agreements, such as our capacity purchase agreements, are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. Although the United capacity purchase agreement terminated in early June of 2023, a dispute exists under that agreement. Air Wisconsin has claimed that United owes it certain amounts under the capacity purchase agreement. United has denied that it owes those amounts and has claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owes it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023 before three arbitrators. Air Wisconsin expects the arbitrators will issue their decision and award in the first quarter of 2024. The arbitration has resulted in substantial costs and a diversion of management’s attention and resources. An adverse determination by the arbitrators that United owes less than Air Wisconsin claims or that Air Wisconsin owes United amounts for the alleged wrongful termination could harm our business, financial condition and results of operations.
It is also possible that a dispute could arise with respect to the American capacity purchase agreement, which could also have an adverse effect on our business, financial condition and results of operations.

Maintenance costs and delays may increase further, and out-of-service periods may result in aircraft being unavailable for flying.
The average age of Air Wisconsin’s CRJ-200 regional jets as of September 30, 2023 was approximately 21.1 years. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses. Maintenance issues may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the American capacity purchase agreement. There are also industry-wide supply chain issues and parts shortages that have lengthened the time to complete required maintenance. These industry-wide issues could increase Air Wisconsin’s costs for maintenance and parts and possibly require it to renegotiate contracts with third-party providers to ensure their continued support of our programs. In addition, as noted above, there is an industry-wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues or delays resulting in out-of-service periods could have a further adverse effect on our financial condition and operating results.
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
Under the terms of the American capacity purchase agreement, American has the ability to schedule Air Wisconsin’s flights in any manner that serves its purposes, subject to certain scheduling procedures which do not prevent it from scheduling Air Wisconsin’s flights in a manner Air Wisconsin deems inefficient. From time to time in the past, United scheduled Air Wisconsin’s flights in a manner that created operational inefficiencies for Air Wisconsin, such as building in long crew layovers or overnights, which caused crew staffing issues and resulted in limited crew availability to fly other scheduled Air Wisconsin flights, or providing Air Wisconsin with flight schedules that were inconsistent with Air Wisconsin’s existing operational footprint. It is possible that American will also schedule flights in a manner that Air Wisconsin deems inefficient. These actions could have a material adverse effect on our business, financial condition and results of operations.
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
In accounting for long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. For example, any of the following circumstances could cause us to reduce our estimates as to the useful life, residual value or cash flow potential of our aircraft or engines, which could require an impairment charge:
•we add a new aircraft type to our fleet and reduce the number of our operating CRJ-200 aircraft;
•the pilot shortage causes us to permanently retire some aircraft; or
•a lack of demand for our aircraft or engine types reduces the proceeds we receive on disposition to less than we estimated.
Should Air Wisconsin in the future include aircraft other than the CRJ-200 as part of its flying operations, such as the CRJ-700, Air Wisconsin would likely need to conduct quantitative tests for impairment of the CRJ-200 fleet and related assets. If the estimated residual value of any of our aircraft, engines or parts is determined to be lower than the residual value assumptions used in our depreciation policies, the aircraft, engines or parts may be impaired and may result in a material reduction in their book value, or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft, engines or parts or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.
Air Wisconsin’s ability to obtain additional financing may be limited, and, in the event Air Wisconsin is unable to repay its debt and other contractual obligations, our business, results of operations and financial condition may be adversely impacted.
The airline business is capital intensive. As of September 30, 2023, Air Wisconsin had approximately $52.6 million in total third-party debt, which was incurred in connection with the acquisition of aircraft and which is secured by substantially all of Air Wisconsin’s aircraft, engines and parts. Air Wisconsin is currently negotiating with its secured lender a prepayment of the entire outstanding principal balance of the debt under the Aircraft Credit Agreements. Air Wisconsin believes that it will have sufficient liquidity after making such prepayment, but its current liquidity will be significantly reduced. Air Wisconsin has financed its operations primarily from cash flow. However, to the extent Air Wisconsin finances its activities or its pursuit of new opportunities with additional debt, it would become subject to additional debt service obligations, as well as additional covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay its debt service obligations, in addition to the high level of fixed costs associated with operating a regional airline, will depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will be sufficient to make required payments under its debt and other contractual arrangements.
If Air Wisconsin is unable to pay its debts as they come due or fails to comply with its obligations under the agreements governing its debt, and is unable to obtain waivers of such defaults, its secured lender could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition. Like other contractual obligations, the agreements covering our debt are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. For example, a dispute currently exists with Air Wisconsin's lender as to the interpretation of certain prepayment provisions in the Aircraft Credit Agreements. We cannot predict the outcomes of any such disputes and, even if such disputes do not result in litigation or are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and harm our business, financial condition, and results of operations, which could also have an adverse effect on our business, financial condition, and results of operations.
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
In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including, among others:
•the acute on-going shortage of qualified pilots and mechanics, and resulting increases in compensation and the continuing pressure to significantly increase wages in the industry;
•actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;
•air traffic control delays or disruptions;

•changes in demand for airline travel or tourism, consumer preferences, or demographic trends;
•changes in the competitive environment due to pricing, industry consolidation, or other factors;
•labor disputes, strikes, work stoppages, or similar matters impacting employees; and
•actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation and changes in discretionary spending and consumer confidence.
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
Under DOT regulations and federal law, Air Wisconsin must be owned and controlled by citizens of the United States as that term is defined in the Federal Aviation Act and interpreted by the DOT. The restrictions imposed by federal law and regulations limit who can purchase Air Wisconsin’s equity securities in the following ways:
•at least 75% of Air Wisconsin’s voting equity securities must be owned and controlled, directly and indirectly, by persons or entities who are citizens of the United States;
•at least 51% of Air Wisconsin’s total outstanding equity securities must be owned and controlled by U.S. citizens and no more than 49% of Air Wisconsin’s equity securities may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access on air service routes between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country; and
•citizens of foreign countries that have not entered into “open skies” air transport agreements with the U.S. may hold no more than 25% of Air Wisconsin’s total outstanding equity securities.
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
The trading price of Harbor’s common stock has been volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:
•the outcome of the current arbitration of the dispute between United and Air Wisconsin;
•market perceptions and speculation as to differences between the United capacity purchase agreement and the American capacity purchase agreement;
•the industry-wide pilot and mechanic shortages;
•future announcements regarding fleet strategy changes by major air carriers, including any decision to reduce or eliminate single class 50-seat aircraft;
•actual or anticipated fluctuations in our financial and operating results from period to period;

•actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation, and changes in discretionary spending and consumer confidence;
•the impact of the COVID-19 pandemic or other pandemics and widespread outbreaks of communicable diseases on passenger demand for air travel, consumer behavior and tourism;
•the repayment, restructuring or refinancing of Air Wisconsin’s debt obligations and our actual or perceived need for additional capital;
•market perceptions about our financial stability and the financial stability of Air Wisconsin’s business partners;
•market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service, and the operating performance, reliability and customer service of its business partners and competitors;
•factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;
•announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors;
•bankruptcies or other financial issues impacting Air Wisconsin’s business partners or competitors;
•threatened or actual litigation and government investigations;
•changes in the regulatory environment impacting Air Wisconsin’s business and industry;
•purchases or sales of shares of Harbor’s common stock pursuant to Harbor’s publicly announced stock repurchase program or otherwise;
•the illiquidity of Harbor’s common stock;
•speculative trading practices of Harbor’s stockholders and other market participants;
•perceptions about securities that are traded on the OTC Market;
•the impact of the application of accounting guidance; and
•actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions.
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
As of September 30, 2023, Harbor had 43,456,071 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 33.4% of the fully diluted shares of capital stock of Harbor, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held shares of Harbor’s Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), which are immediately convertible into 16,500,000 shares of common stock, representing approximately 27.5% of the fully diluted shares of capital stock of Harbor (in each case assuming the full conversion of the Series C Preferred into common stock).
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
Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, contain provisions that, among other things:
•prohibit the transfer of any shares of Harbor’s capital stock that would result in: (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-T(g)) of Harbor’s then- outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of Harbor’s then-outstanding capital stock;
•authorize the board of directors, without stockholder approval, to authorize and issue preferred stock with powers, preferences and rights that may be senior to Harbor’s common stock, that could dilute the interest of, or impair the voting power of, holders of Harbor’s common stock and could also have the effect of discouraging, delaying or preventing a change of control;

•establish advance notice procedures that stockholders must comply with in order to nominate candidates to the board of directors and propose matters to be brought before an annual or special meeting of Harbor’s stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company;
•give the board of directors exclusive authority to set the number of directors and increase or decrease the number of directors by one or more resolutions, which may prevent stockholders from being able to fill vacancies on the board of directors;
•authorize a majority of the board of directors to appoint a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which may prevent stockholders from being able to fill vacancies on the board of directors; and
•restrict the ability of stockholders to call special meetings of stockholders.
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
The board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through September 30, 2023, Harbor has purchased approximately 11.4 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements or capacity purchase agreements (or similar agreements) we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.
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
No “affiliated purchaser” of Harbor acquired any shares of Harbor’s equity securities during the three months ended September 30, 2023.
Below is a summary of Harbor’s stock repurchase activity during the three months ended September 30, 2023:

Period	Total number of shares repurchased(1)	Average price paid per share	Dollar value of shares repurchased(2)	Approximate dollar value of shares remaining available under stock repurchase program
July 1 – July 31, 2023	125,191	$2.25	$281,244	$7,362,167
August 1 – August 31, 2023	99,254	$2.14	$212,840	$8,149,327
September 1 – September 30, 2023	149,520	$2.10	$313,505	$8,835,822
Total	373,965	$2.16	$807,589
(1)All of the reported shares were repurchased pursuant to Harbor’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.
(2)These amounts do not reflect the 1% federal corporate stock repurchase excise tax, which went into effect in January 2023, once repurchases exceeded $1.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information

On November 10, 2023, Air Wisconsin and American entered into Amendment No. 3, effective as of November 10, 2023, to the American capacity purchase agreement. Amendment No. 3, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. The foregoing description of Amendment No. 3 does not purport to be complete and is qualified in its entirety by reference to Amendment No. 3, a redacted copy of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2023.
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
*Filed herewith.
**The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: November 14, 2023	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: November 14, 2023	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)