Form 10-K
period 2023-12-31
HARBOR DIVERSIFIED, INC.
filed 2024-10-24
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number 001-34584
_____________________
HARBOR DIVERSIFIED, INC.
(Exact name of registrant as specified in its charter)
_____________________

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
_____________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.).    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of June 30, 2023, the last business day of the registrant’s second fiscal quarter for the year ended December 31, 2023, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $53.4 million. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.
As of September 30, 2024 the registrant had 58,534,309 shares of common stock outstanding (after giving effect to the June 2024 conversion and redemption of all of the outstanding shares of Series C Convertible Redeemable Preferred Stock). The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Act.
DOCUMENTS INCORPORATED BY REFERENCE
None.

HARBOR DIVERSIFIED, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

EXPLANATORY NOTE
Harbor Diversified, Inc. (“Harbor,” “Company,” “we,” “us,” or “our”) is filing this comprehensive Annual Report on Form 10-K for the year ended December 31, 2023 (this "Annual Report"). This Annual Report contains our audited financial statements for the year ended December 31, 2023, and restates our previously issued audited consolidated financial statements for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("the 2022 Annual Report") and our unaudited interim consolidated financial statements contained in our Quarterly Reports on Form 10-Q as of and for the three months ended March 31, 2022 and March 31, 2023, the three and six months ended June 30, 2022 and June 30, 2023, and the three and nine months ended September 30, 2022 and September 30, 2023.
Restatement Background
As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “Current Report”), the audit committee (the "Audit Committee") of Harbor's board of directors concluded, after considering the recommendations of management, that the following previously issued consolidated financial statements should no longer be relied upon, due to misstatements contained in such financial statements, and that such financial statements should be restated:
(a) the audited consolidated financial statements as of and for the year ended December 31, 2022 contained in the 2022 Annual Report,
(b) the interim unaudited consolidated financial statements as of and for the first three quarters of the year ended December 31, 2022 contained in our Quarterly Reports on Form 10-Q (the "2022 Quarterly Reports"), and
(c) the interim unaudited consolidated financial statements as of and for the first three quarters of the year ended December 31, 2023 contained in our Quarterly Reports on Form 10-Q (the "2023 Quarterly Reports").
The reporting periods covered by the annual and quarterly reports described in clauses (a), (b) and (c) are collectively referred to as the “Non-Reliance Periods”.
In February 2024, Harbor’s subsidiary, Air Wisconsin Airlines LLC (“Air Wisconsin”), was subject to an unexpected outcome in the arbitrators’ decision and award (“United Arbitration Award”) relating to the arbitration with United Airlines, Inc. ("United") that commenced in October 2022. As described in the Current Report, the United Arbitration Award, among other things, denied Air Wisconsin’s claim that United owed it certain amounts that were at issue in the arbitration. Following receipt of the United Arbitration Award, we conducted a detailed analysis of the complex accounting treatment leading to the recognition of certain disputed revenues and interest income under the United capacity purchase agreement (the “Disputed Amounts”) in the audited consolidated financial statements and related disclosures prepared for the Non-Reliance Periods.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, and following extensive discussions among Company management, the Audit Committee and the Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), as well as consultation between management and multiple additional accounting and legal advisors over a period of several months, the Company concluded that its prior determination to recognize all of the Disputed Amounts was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, the Company determined that, contrary to the prior conclusion it reached in consultation with knowledgeable third-party advisors regarding the correct application of a complex standard to a complex agreement, it should have constrained a portion of the Disputed Amounts. This determination was based on additional guidance received from additional third-party advisors as to the manner in which ASC 606 should be applied to the recognition of revenue under the agreement, irrespective of the actual outcome of the dispute with United. This led to a determination that the previously issued financial statements for the Non-Reliance Periods should no longer be relied upon and that such financial statements should be restated.
We have not filed, and do not intend to file, any amendments to the previously filed 2022 Annual Report, 2022 Quarterly Reports or 2023 Quarterly Reports. The financial information that has been previously issued or otherwise reported as of and for each of the Non-Reliance Periods is being replaced and superseded by the information contained in this Annual Report. Accordingly, investors should rely only on the financial information and other disclosures regarding the Non-Reliance Periods contained in this Annual Report or in our future filings with the SEC, and should not rely on any previously issued or filed reports regarding our financial results for any of the Non-Reliance Periods.
Material Weakness in Internal Control Over Financial Reporting
Management has reassessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures. As a result of the determination that the previously issued consolidated financial statements for the Non-Reliance Periods should no longer be relied upon and that such financial statements should be restated, we concluded that we had a material weakness in our internal control over financial reporting. Due to the material weakness, our principal executive officer and principal financial officer concluded that our internal control over financial reporting, as well as our disclosure controls and procedures, were not effective as of December 31, 2023.
For a discussion of management’s evaluation of our internal control over financial reporting and disclosure controls and procedures, the identified material weakness, and the related remediation measures, please refer to Part II, Item 9A, Controls and Procedures, in this Annual Report.
Restatement Impact Summary
The restatement of our financial statements resulted in the following summarized impacts to our previously issued consolidated statements of operations for each of the Non-Reliance Periods:

2022 Annual Restatement Impact Summary (in thousands, except per share values)

Year Ended December 31, 2022

Contract revenues (decrease)	$(41,135)
Interest and dividend income (decrease)	(334)
Income tax (expense) benefit	9,861
Net income (decrease)	$(31,608)

Basic earnings per share (decrease)	$(0.69)
Diluted earnings per share (decrease)	$(0.50)

2023 Quarterly Restatement Impact Summary (in thousands, except per share values)

	Three Months Ended			Six Months Ended	Nine Months Ended
	September 30,	June 30,	March 31,	June 30,	September 30,
	2023	2023	2023	2023	2023

Contract revenues (decrease)	$—	$(2,161)	$(6,518)	$(8,679)	$(8,679)
Interest and dividend income (decrease)	(244)	(239)	(216)	(455)	(699)
Income tax (expense) benefit	(217)	(419)	937	518	301
Net income (decrease)	$(461)	$(2,819)	$(5,797)	$(8,616)	$(9,077)

Basic and diluted earnings per share (decrease)	$(0.01)	$(0.07)	$(0.12)	$(0.19)	$(0.21)

2022 Quarterly Restatement Impact Summary (in thousands, except per share values)

	Three Months Ended			Six Months	Nine Months
				Ended	Ended
	September 30,	June 30,	March 31,	June 30,	September 30,
	2022	2022	2022	2022	2022

Contract revenues (decrease)	$(10,049)	$(11,035)	$(9,130)	$(20,165)	$(30,214)
Interest and dividend income (decrease)	(102)	(56)	(16)	(72)	(174)
Income tax (expense) benefit	2,414	2,636	2,177	4,813	7,227
Net income (decrease)	$(7,737)	$(8,455)	$(6,969)	$(15,424)	$(23,161)

Basic earnings per share (decrease)	$(0.17)	$(0.18)	$(0.15)	$(0.33)	$(0.50)
Diluted earnings per share (decrease)	$(0.13)	$(0.14)	$(0.11)	$(0.25)	$(0.36)

The foregoing tables reflect only summary information regarding the impacts of the restatement on our previously issued consolidated financial statements for the Non-Reliance Periods and do not reflect comprehensive information regarding the restatement. For additional information, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited) in the notes to the audited consolidated financial statements included in this Annual Report for the full restatement of our consolidated financial statements for the Non-Reliance Periods.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:
•the supply of qualified pilots and mechanics to the airline industry, attrition and the increasing costs associated with hiring, training and retaining qualified pilots and mechanics;
•the dependence of the business of our subsidiary, Air Wisconsin, on a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), since all of Air Wisconsin's aircraft have been withdrawn from the United capacity purchase agreement, which was terminated in early June 2023;
•American's announcement that it intends to eliminate from its fleet by 2030 all single class 50-seat aircraft, including the CRJ-200 regional jet comprising Air Wisconsin’s fleet, which may limit Air Wisconsin’s opportunities for growth with American, and similar decisions by other major airlines may limit its ability to enter substitute arrangements with another airline partner in the future;
•the effect of the unfavorable result from the United Arbitration Award denying Air Wisconsin's claims that United owed it certain amounts pursuant to the United capacity purchase agreement;
•our ability to remediate the material weakness identified in our internal control over financial reporting as of December 31, 2023;
•the restatement of certain of our previously issued consolidated financial statements for the Non-Reliance Periods, which may affect investor confidence, raise reputational issues and subject us to additional risks and uncertainties, including increased professional fees, increased risk of regulatory inquiries and additional legal proceedings;
•the response of federal and state taxing authorities to the amended 2021 and 2022 tax returns that we have filed or intend to file seeking federal and state tax refunds as a result of the restatement of our financial statements for the Non-Reliance Periods;
•increasing aircraft and engine maintenance costs;
•the amounts Air Wisconsin is paid or reimbursed under the American capacity purchase agreement or any future agreement may be less than the costs incurred, particularly as labor costs increase in response to pilot and mechanic shortages;
•the possibility that American could continue to provide Air Wisconsin with inefficient flight schedules, or American could change the expected utilization of Air Wisconsin’s aircraft under the American capacity purchase agreement;
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
•Air Wisconsin’s ability to obtain financing on acceptable terms, if or when required;
•developments associated with fluctuations in the economy, including higher inflation, which may increase our costs, create additional wage pressures, and impact the financial stability of Air Wisconsin’s major airline partner;
•the impact of losing key personnel or inability to attract additional qualified personnel;
•the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;
•the outbreak, duration and spread of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and American in particular, and the airline industry in general;
•the impact of new accounting pronouncements or updates to existing accounting standards; and
•other risks and uncertainties discussed in Part I, Item 1A, Risk Factors, in this Annual Report.
The forward-looking statements contained in this Annual Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Part I, Item 1A, Risk Factors in this Annual Report and in the other reports we file with the Securities and Exchange Commission (“SEC”).
Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions or estimates prove to be incorrect, our actual results may be different from, and potentially materially worse than, what we may have expressed or implied by these forward-looking statements. Comparisons of results for any current or prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data. Investors should rely only on the financial information and other disclosures regarding the Non-Reliance Periods contained in this Annual Report or in our future filings with the SEC and should not rely on any previously issued or filed reports regarding our financial results for any of the Non-Reliance Periods.
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

PART I
ITEM 1.          BUSINESS
General
Harbor is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin, a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. For additional information, please refer to the section titled “--Organizational Structure” in this Annual Report.
Because Harbor consolidates Air Wisconsin for financial statement purposes, for purposes of this Annual Report, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. Where reference is made only to Air Wisconsin (such as where it is named specifically for its contractual obligations and operations), it is referred to as "Air Wisconsin." Where reference is intended to include Harbor and its consolidated subsidiaries, they are jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is made only to Harbor Diversified, Inc., it is referred to as “Harbor.”
Business Overview
Regional jets provide short and medium-haul scheduled flights that connect smaller communities with larger cities and act as “feeders” for domestic and international airline hubs. Regional airlines play a daily, essential role in the U.S. air travel system. According to the 2023 Regional Airline Association Annual Report, in 2022 (i) 35% of all scheduled passenger departures in the United States were operated by regional airlines, (ii) of all the U.S. airports with scheduled passenger air service, 64% were served exclusively by regional airlines and (iii) Air Wisconsin was the tenth largest regional airline in the United States, as measured by passenger enplanements, and its flights accounted for approximately 2.3% of all passengers carried on U.S. regional airlines. As of December 31, 2023, Air Wisconsin owned a fleet of 63 CRJ-200 regional jets, each of which were manufactured by Bombardier, Inc. ("Bombardier").
Prior to early June 2023, up to 63 of Air Wisconsin's regional jets were covered under the United capacity purchase agreement. Pursuant to the United capacity purchase agreement, United agreed to purchase the capacity of Air Wisconsin’s regional jets covered by the agreement, which Air Wisconsin operated as United Express. The United capacity purchase agreement terminated in early June 2023. More than 99.9% of our operating revenues for the year ended December 31, 2022, and approximately 36.0% of our operating revenues for the year ended December 31, 2023, was derived from operations associated with the United capacity purchase agreement.
Since March 2023, Air Wisconsin has operated flights for American under the American capacity purchase agreement, which was entered into in August 2022, and which was subsequently amended in February 2023, March 2023, and November 2023. Pursuant to the American capacity purchase agreement, Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. American became Air Wisconsin’s sole airline partner when all Air Wisconsin’s aircraft were removed from United’s flying operations in early June 2023. As of December 31, 2023, Air Wisconsin had 45 aircraft in service for American and the remaining aircraft were not and are currently not in service. For the year ended December 31, 2023, approximately 63.8% of our operating revenues was derived from operations associated with the American capacity purchase agreement.

Operating Data
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Year Ended December 31,
	2023	2022	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	905,729	1,253,896	(348,167)	(27.8%)
Actual Block Hours	87,011	107,666	(20,655)	(19.2%)
Actual Departures	61,769	70,280	(8,511)	(12.1%)
Revenue Passenger Miles (“RPMs”) (in thousands)	759,844	1,053,754	(293,910)	(27.9%)
Average Stage Length (in miles)	301	365	(64)	(17.5%)
Contract Revenue Per Available Seat Mile (in cents)	21.95 ¢	19.11 ¢	2.84 ¢	14.9%
Passengers	2,502,123	2,859,047	(356,924)	(12.5%)
Certain Trends and Uncertainties Affecting Our Business and Industry
Personnel Shortages and Costs
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As a result of the reduced flying caused by the COVID-19 pandemic, these shortages were temporarily abated. However, as flight demand increased throughout the years ended December 31, 2022 and December 31, 2023, these shortages have become acute, particularly for regional airlines such as Air Wisconsin. This trend is due to a number of factors, including retirements and employees seeking opportunities at mainline and other carriers and in other industries. As a result of the pilot shortage and attrition, since July 2022, consistent with trends within the airline industry, Air Wisconsin has increased overall hourly pay by approximately 77% for pilots, and it currently offers recruiting bonuses generally consistent with those offered by its competitors. In addition, the pilot shortage limited the number of revenue producing block hours that Air Wisconsin was able to provide under the American capacity purchase agreement in 2023.
A significant factor exacerbating the pilot shortage for regional airlines is the demand for pilots at major airlines. Regional airlines such as Air Wisconsin are a primary source of pilots for the major airlines. The major airlines typically hire captains, rather than first officers, from the regional airlines, which creates an imbalance between captains and first officers. As a result, for most regional airlines, including Air Wisconsin, the immediate shortage is not for pilots generally, but for captains. This problem is expected to persist for a significant period of time because the lack of a captain to pair with a first officer limits the rate at which the first officer can accumulate the flight hours needed to upgrade to the captain level. The pilot shortage and resulting imbalance in the number of captains and first officers has had and is expected to continue to have an adverse impact on our results of operations.
Adverse Ruling in United Arbitration and Restatement of Financial Statements
Prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed that United owed it certain amounts under the capacity purchase agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators issued the United Arbitration Award in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages. As a result, neither party owes to the other party any amounts claimed in the arbitration.
Following receipt of the United Arbitration Award, we commenced a detailed analysis of the complex accounting treatment of the amounts disputed in the arbitration. After extensive discussions among Company management, the Audit

Committee and Grant Thornton, as well as consultation between management and multiple additional accounting and legal advisors over a period of several months, we concluded that our prior determination to recognize all of the Disputed Amounts was inconsistent with the technical requirements of ASC 606. This led to a determination that the previously issued consolidated financial statements for the Non-Reliance Periods should no longer be relied upon and that such financial statements should be restated. For additional information, please refer to the section titled “Explanatory Note,” Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited) in the notes to the audited consolidated financial statements in this Annual Report.
Reduced Reliance on 50- Seat Aircraft
As a result of increased pilot costs and other factors, major US airlines have announced their intention to replace smaller aircraft having fewer seats with larger aircraft having more seats. This could lead to the eventual elimination of single-class 50-seat regional jets, such as the CRJ-200 regional jets operated by Air Wisconsin, from their fleets as they are replaced with larger, more fuel efficient aircraft. By the end of 2023, Delta Airlines had phased out all of the CRJ-200 regional jets formerly in its fleet. American has announced that it intends to eliminate all 50-seat aircraft from its operations by 2030, which may lead to the termination, expiration, or non-renewal of the American capacity purchase agreement or limit Air Wisconsin's opportunities for growth with American.
To remain competitive, Air Wisconsin is exploring the possibility of adding other aircraft types to its fleet although it has not entered into any arrangements to do so. Any such addition would require a change to the existing American capacity purchase agreement or a new capacity purchase agreement with American or another airline. Further, the addition of a new aircraft type to its fleet would likely require lease or debt financing that could involve operational restrictions or financial covenants. If Air Wisconsin were to reduce the number of CRJ-200 regional jets involved in its flying operations, it may be required to conduct quantitative tests for impairment of the CRJ-200 fleet and related assets.
Our Business Strategy
Provide Reliable and Efficient Regional Airline Services
Our primary business strategy currently consists of serving American and its customers through Air Wisconsin’s provision of regional airline services. Prior to March 2023, our business strategy consisted of providing regional airline services to United and its customers. In the first two quarters of 2023, we took the steps necessary to transition from United to American as our sole airline partner. We strive to serve as an efficient and reliable provider of flight services and to provide a high level of service to American and its customers in accordance with the American capacity purchase agreement. We believe that as a result of factors such as increased demand for air transportation and pilot shortages there will continue to be strong demand from major airlines for regional air services, and we seek to position Air Wisconsin to take advantage of this anticipated demand. However, if the American capacity purchase agreement is terminated or not extended, we may need to implement significant changes to our business strategy.
Achieve and Maintain a Profitable Business Operation
We seek to achieve and maintain a profitable business while operating pursuant to the American capacity purchase agreement. To do so requires that we focus on a disciplined cost control approach through responsible outsourcing of certain operating functions and diligent control of corporate and administrative costs, while also implementing company-wide efforts to improve our cost position. We also seek to ensure we can meet certain block hour utilization thresholds to ensure we are eligible to earn certain fixed payments for each covered aircraft under the American capacity purchase agreement. Further, we seek to earn incentive payments pursuant to the American capacity purchase agreement and to avoid penalty payments, based upon our operational performance and the results of customer satisfaction surveys.
Provide an Attractive Career Opportunity
We strive to provide our employees competitive pay and benefit packages and to offer a positive and supportive work environment to make Air Wisconsin an attractive place to work and build a career.
Measures Implemented in Pursuit of our Business Strategy
To achieve certain of our business strategies, we have taken the following actions:

•Air Wisconsin works with American on a regular basis to address evolving market conditions and         increasing costs, which has resulted in several amendments to the American capacity purchase agreement;
•Air Wisconsin is considering selling or otherwise disposing of certain aircraft and engines that it does not anticipate having sufficient crew to operate in service under the American capacity purchase agreement, and in December 2023 it entered into a "sales-type" lease of one of its CRJ-200 regional jets;
•Air Wisconsin is endeavoring to reduce certain maintenance and overhaul costs, in part to match projected reduced flight schedules and in part by replacing or substituting certain engines, landing gear and other parts on aircraft currently in service under the American capacity purchase agreement with engines, landing gear or parts on aircraft not being used in service under the agreement;
•Air Wisconsin is reviewing its bases and offices and outsourced services to explore where savings might be achieved; and
•Air Wisconsin is actively exploring additional opportunities, including providing chartered air services. In September 2024, Air Wisconsin executed an agreement with a charterer to provide certain supplemental flying on its aircraft that are not subject to the American capacity purchase agreement. Air Wisconsin expects to begin charter operations in November 2024.
Aircraft Fleet
As of December 31, 2023, Air Wisconsin owned 63 CRJ-200 regional jets, each of which is configured for single class seating. The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.
United Capacity Purchase Agreement
United and Air Wisconsin entered into the United capacity purchase agreement in February 2017 pursuant to which United agreed to purchase the capacity of the Air Wisconsin CRJ-200 regional jets covered under the agreement. Air Wisconsin commenced flying under the United capacity purchase agreement in September 2017, and the agreement terminated in early June 2023.
United set the flight schedules for covered aircraft, subject to certain reasonable operating constraints. United also established all fares, controlled route selection, pricing, seat inventories, and marketing, collected all revenue, and provided airport landing slots, terminal facilities and ground handling services for any flights operated by Air Wisconsin pursuant to the agreement. Air Wisconsin provided the flight and cabin crew and was responsible for dispatch and operational control of each covered aircraft as well as any required maintenance. When providing flight services for United, Air Wisconsin used United’s logos, service marks and aircraft paint scheme.
In exchange for providing flight services under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed payment for the covered aircraft and a fixed payment for each departure and block hour flown. Air Wisconsin could also earn incentive payments, and was subject to penalty payments, based upon its operational performance and the results of customer satisfaction surveys. In addition, Air Wisconsin was entitled to the payment or accrual of certain amounts by United based on certain scheduling benchmarks. United also reimbursed Air Wisconsin for certain costs on an actual basis, including aviation insurance, aircraft property tax per aircraft and air navigation fees. Costs relating to fuel and certain landing fees owed by Air Wisconsin were directly paid to suppliers by United.
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a new five year capacity purchase agreement with American, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Currently, Air Wisconsin provides regional airline services for American primarily based at Chicago O’Hare International

Airport, one of American’s key domestic hubs. Air Wisconsin’s flights are marketed by American as American Eagle flights.
In February 2023, March 2023, and November 2023, American and Air Wisconsin entered into amendments to the American capacity purchase agreement. The first amendment revised compensation rates for 2023 through 2027 and obligated American to make a fixed payment to assist Air Wisconsin with current pilot compensation. The second amendment revised the aircraft induction schedule and process. The third amendment amended the schedule of certain pass-through costs, the calculation and timing of certain compensation-related payments, the compensation rates and bonus and rebate reconciliation, and the period and payment of fixed amounts from American to Air Wisconsin for pilot compensation and retention.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Air Wisconsin is also eligible to receive bonus compensation, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria.
Air Wisconsin is responsible for certain customary costs relating to the flight operation and maintenance of the covered aircraft along with other customary controllable expenses, including expenses associated with flight crews, line maintenance and overhead. American reimburses Air Wisconsin for certain customary costs and expenses incurred in connection with Air Wisconsin’s flight operations, including fuel, landing and air traffic control, changes to livery and branding, aircraft and passenger liability insurance, property taxes and systems support.
American has the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also has the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. Furthermore, American provides all ground handling services, including gate and ticket counter services, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American has the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. The American capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers, but it also prevents Air Wisconsin from benefiting from certain factors, such as reductions in fuel prices, increases in ticket prices and increases in passenger demand.
The American capacity purchase agreement provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is under any obligation with respect to these additional aircraft.
As of December 31, 2023, Air Wisconsin had 45 aircraft in service for American. Air Wisconsin may add additional CRJ-200s as covered aircraft under the agreement (subject to satisfying certain minimum block hour utilization thresholds), which could result in an aggregate of up to 60 covered aircraft under the agreement. Except as otherwise permitted in the agreement, the aircraft covered by the agreement may only be used by Air Wisconsin to provide regional airline services for American and may not be used by Air Wisconsin for any other purpose, including flight operations for any other airline. In addition, Air Wisconsin is subject to certain limitations on its ability to use aircraft not covered by the agreement in passenger operations.
Unless earlier terminated, the American capacity purchase agreement is effective for each aircraft covered by the agreement for five years from the implementation date for such aircraft. The agreement is subject to early termination and covered aircraft are subject to withdrawal under various circumstances, which include, among others, the occurrence of the following events:
•Subject to certain terms and conditions, either party has the right to terminate the agreement (i) upon the insolvency of the other party, (ii) upon a material breach by the other party, (iii) upon a monetary breach by the other party, (iv) if, after a specified period, there are fewer than a specified number of aircraft covered by the agreement, or (v) at any time following the second anniversary of the earlier of the implementation date of the 40th aircraft covered under the agreement (August 2023) and December 31, 2023.

•American has the right to terminate the agreement or withdraw certain aircraft from the agreement if (i) Air Wisconsin’s Federal Aviation Administration (“FAA”) or United States Department of Transportation (“DOT”) certification is suspended, revoked or materially impaired, (ii) a change of control of Air Wisconsin has occurred, (iii) Air Wisconsin fails to maintain certain insurance coverage, (iv) a force majeure event occurs and is continuing, (v) a labor dispute occurs and is continuing, (vi) there is a material safety issue with Air Wisconsin’s flight operations, or (vii) Air Wisconsin operates the aircraft covered by the agreement for another air carrier.
In addition, American has the right to withdraw certain aircraft from the agreement under certain circumstances, such as if Air Wisconsin’s controllable completion rate or controllable on time departure rate are below a specified threshold for a specified period of time. Finally, American has announced that it intends to eliminate all 50-seat aircraft from its operations by 2030, which could lead to the termination of the American capacity purchase agreement or prevent Air Wisconsin from entering into an extension of the agreement.
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
Line maintenance consists of routine daily and weekly scheduled maintenance checks on Air Wisconsin’s aircraft. Line maintenance is performed at certain locations throughout Air Wisconsin’s operation and represents the majority of the maintenance Air Wisconsin performs. Heavy maintenance consists of a series of major airframe maintenance checks that can take from one to six or more weeks to accomplish. Component service includes engine overhauls and engine performance restoration events, which can take several months. We maintain an inventory of spare engines at both Air Wisconsin and Lotus to provide for continued operations during scheduled and unscheduled engine maintenance events. Air Wisconsin provides maintenance services for its CRJ-200 regional jets and for its owned and leased engines and equipment.
Air Wisconsin's maintenance and repair costs are increasing as its fleet ages and as its labor costs increase as it seeks to attract, hire and retain mechanics. Only a portion of these increased costs are covered by the fixed payments provided under the American capacity purchase agreement.
Competition
The airline industry is highly competitive. We consider Air Wisconsin’s primary competition to be those U.S. regional airlines that currently have or compete for capacity purchase agreements with major airlines, including CommuteAir; Endeavor, Inc. (owned by Delta); Envoy Air, Inc., PSA Airlines, Inc. and Piedmont Airlines, Inc. (Envoy, PSA and Piedmont are owned by American); GoJet Airlines, LLC; Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.); Mesa Airlines, Inc.; Republic Airways Holdings Inc.; and SkyWest Inc.
We believe major airlines typically select regional airline partners based on the following criteria: aircraft type, ability to fly proposed schedules; availability of labor resources, including pilots; economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors.
Certain Air Wisconsin competitors are larger and have significantly greater financial and other resources than Air Wisconsin. In addition, certain of these competitors may have capacity purchase agreement terms that are more favorable than the American capacity purchase agreement. Moreover, competitive pressures, the pilot shortage and macroeconomic factors have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers, which continues to change the competitive landscape.
As our sole airline partner, we are reliant on our relationship with American and, to some extent, on the success of its business. If American were to experience challenges in its business, including from a prolonged reduction in passenger demand or ticket prices, or a significant increase in fuel costs, it could choose to reduce the number of scheduled flights or block hours, including for its regional partners such as Air Wisconsin. We are also subject to the impact of changes in American’s business strategy such as its announcement to eliminate from its fleet all single-class 50-seat aircraft, including the CRJ-200 regional jet. As a result of changes to its business or strategy, or for other reasons, American could elect to exercise any of the rights it has under the American capacity purchase agreement to terminate the agreement, or it could choose not to renew or extend the agreement. If American were to take any of these actions, it would have a material adverse effect on our results of operations and financial condition and we would need to implement significant changes to our business strategy.
Aircraft Fuel
The American capacity purchase agreement provides that American sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement. Accordingly, the agreement protects Air Wisconsin from volatility in fuel prices.
Insurance
The Company maintains insurance policies we believe are of types customary for the airline industry and as required by the DOT, lessors and American under the terms of the American capacity purchase agreement. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; cybersecurity attacks; fire; auto; directors’ and officers’ liability; fiduciary liability; workers’ compensation and employer’s liability; and war risk (terrorism). Although we currently believe the Company's insurance coverage is adequate, we cannot be certain that the amount of such coverage will not change or that the Company will not bear substantial losses from incidents or accidents.
Employees
Our success is partly dependent on Air Wisconsin’s ability to continue to attract and retain qualified personnel. As of December 31, 2023, Air Wisconsin had 1,008 full-time employees and 61 part-time employees, for a total of 1,069 employees, of which 779 were represented by unions. Non-union employees are mainly management and administrative staff. Information regarding employees represented by unions is included in the table below:

Union Groups	Number of Union Employees	Representative	Collective Bargaining Agreement Amendable Date
Pilots	386	Air Line Pilots Association, International	October 11, 2026
Flight Attendants	196	Association of Flight Attendants	October 1, 2022
Dispatchers	27	Transport Workers Union of America	April 12, 2028
Mechanics and Aircraft Cleaners	139	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2023
Clerical, Office, Fleet and Passenger Service	31	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2022
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
As noted above, there is a shortage of pilots and mechanics in the airline industry. As a result, like most regional airlines, Air Wisconsin has faced considerable turnover of its employees, who may retire or leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines, or for companies in other industries. If the turnover of employees, particularly pilots and mechanics, continues at or above historical rates, it could result in significantly higher recruitment and training costs, as well as a shortage in the required number of applicable personnel. If that occurs, Air Wisconsin may need to request a reduced flight schedule from American, which may result in operational performance penalties under, or the withdrawal of aircraft from, the American capacity purchase agreement. We cannot provide assurance that we will be able to recruit, train and retain qualified employees needed to replace departing employees, which may prevent us from performing our obligations under the American capacity purchase agreement.
Safety and Security
We are committed to the safety and security of Air Wisconsin’s passengers and employees and to complying with safety and security requirements. Air Wisconsin has taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of its operations through the implementation of a corporate-wide Safety Management System, which is designed to support its organizational culture that holds safety and security as essential core values. Air Wisconsin continually works to create and foster a culture of safety, security and compliance that proactively identifies and manages risks to the operation and workplace before they can become injuries, incidents or accidents.
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
Government Regulation
Aviation Regulation
The DOT and FAA have regulatory authority over air transportation in the United States. All foreign air transportation is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government.
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
Consumer Protection Regulation
The DOT also asserts regulatory authority over certain consumer protection matters related to air transportation. These matters include unfair or deceptive practices, unfair methods of competition, advertising, denied boarding compensation, disclosure of certain ancillary fees, ticket refunds, baggage liability, contracts of carriage, frequent flyer programs, customer service commitments, customer complaints and transportation of passengers with disabilities. The DOT has adopted consumer protection rules regulating lengthy tarmac delays, chronically delayed flights, codeshare disclosure and undisclosed display bias. The DOT also has authority to review certain joint venture agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions. In the future, the DOT may adopt additional regulations that increase the costs of Air Wisconsin’s operations or otherwise adversely impact our financial performance.
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
The Environmental Protection Agency regulates operations, including air carrier operations, which affect the quality of air in the United States. Concern about climate change and greenhouse gases may result in additional regulation or taxation of aircraft emissions in the United States and abroad. Any such greenhouse gas emission or climate-related goals or measures could require us to purchase carbon offsets or require us to make changes or investments in our infrastructure, which may adversely impact our financial performance.
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
Other Regulations
Airlines are also subject to various other federal, state, local and foreign laws and regulations, such as laws and regulations governing competition, labor relations and passenger and employee data. Federal, state, local and foreign governments may consider and adopt new laws, regulations, interpretations and policies regarding a wide variety of matters that could directly or indirectly affect our results of operations. We cannot predict what laws, regulations, interpretations, and policies might be considered in the future, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.
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
Lotus Aviation Leasing, LLC
Lotus was established to acquire and lease flight equipment to Air Wisconsin to support its flight operations. As of December 31, 2023, Lotus owned 47 engines. As of December 31, 2023, Lotus also had approximately $60.3 million in cash and cash equivalents and investments in marketable securities. Lotus has no other material assets or operations.
Air Wisconsin Funding LLC
AWF was established to provide flight equipment financing to Air Wisconsin. As of December 31, 2023, Air Wisconsin had an outstanding balance of approximately $0.1 million, under a $35.0 million credit facility with AWF. AWF has a first priority security interest in the flight equipment purchased with the loan proceeds. As of December 31, 2023, AWF also had approximately $32.2 million in cash and cash equivalents and investments in marketable securities. AWF has no other material assets or operations.
Harbor Therapeutics, Inc.
Therapeutics is a non-operating entity with no material assets.
Corporate Information
Harbor is a Delaware corporation headquartered in Appleton, Wisconsin. It was originally formed in November 1992 as Initial Acquisition Corp. In March 1997, Initial Acquisition Corp. was merged with Hollis-Eden, Inc., becoming Hollis-Eden Pharmaceuticals, Inc. In February 2010, Hollis-Eden Pharmaceuticals, Inc. was merged with its wholly owned subsidiary and renamed Harbor BioSciences, Inc. In January 2012, Harbor acquired 80% of the issued and outstanding capital stock of AWAC from Amun LLC (“Amun”), and in January 2016, Harbor acquired the remaining 20% of the issued and outstanding capital stock of AWAC from Amun. AWAC owns all of the equity interests of Air Wisconsin. In February 2012, Harbor BioSciences, Inc. was merged with its wholly owned subsidiary and renamed Harbor Diversified, Inc.
Public Reporting Obligation
Harbor is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act. The reports and other information Harbor files with the SEC are available to the public at the SEC’s website at http://www.sec.gov. Harbor does not have a class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act. As a result, Harbor is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. If Harbor becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which could result in Harbor no longer being required to file certain reports and information with the SEC.
ITEM 1A.       RISK FACTORS
Our success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in Harbor’s common stock involves substantial risk. Harbor’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of Harbor’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, please refer to “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.
Risks Related to Our Business
Air Wisconsin may continue to experience difficulty hiring, training and retaining a sufficient number of qualified pilots and mechanics, which may negatively affect Air Wisconsin’s operations and our financial condition.
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
During the first two years of the COVID-19 pandemic, for many reasons, such as reduced flying opportunities, early retirement benefits offered by some airlines, travel restrictions and COVID-19 vaccine mandates, many pilots decided to retire or seek employment in other industries. As passenger demand for air travel has increased, Air Wisconsin and other airlines have experienced challenges hiring and maintaining sufficient numbers of qualified pilots due to that attrition as well as historical factors, including the increased flight hour requirements under the FAA Qualification Standards and the statutory mandatory retirement age of 65. Air Wisconsin has also experienced challenges with pilot attrition to other airlines. In addition, now that Air Wisconsin is no longer flying for United, United could increase the number of Air Wisconsin pilots it hires, which could restrict the number of flights Air Wisconsin can fly for American. The pilot shortage is particularly critical at the captain level. Air Wisconsin has historically expended significant resources to recruit and train pilots, including as a result of recent significant upward pressure on pilot compensation at certain regional airlines and limited availability of flight simulators and instructors. As part of the collective bargaining agreement Air Wisconsin entered into with its pilot group in October 2023, Air Wisconsin has increased its pilot compensation substantially, but it continues to evaluate the pilot market and may continue to experience additional cost increases in the future. Since the American capacity purchase agreement does not require an increase in the amounts paid to Air Wisconsin as Air Wisconsin increases the amount of pilot compensation, these increases could have an adverse impact on our financial condition and operating results.

Under the American capacity purchase agreement, American is required to pay Air Wisconsin a fixed amount each month for each covered aircraft. However, no monthly payment is required for aircraft that do not meet certain minimum block hour utilization thresholds, and in certain circumstances American can elect to remove those aircraft from coverage under the agreement. Accordingly, if Air Wisconsin is not able to hire and retain a sufficient number of pilots, it will not receive compensation for all aircraft otherwise covered by the American capacity purchase agreement and it may suffer a reduction in the number of aircraft covered by the agreement, either of which could have an adverse impact on our business and operations.
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
If future pilot or mechanic attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots and mechanics, Air Wisconsin may need to continue to increase its labor costs to attract and retain sufficient qualified pilots and mechanics, which would negatively impact our operating results. Air Wisconsin may also be required to reduce the number of block hours flown under the American capacity purchase agreement, which would reduce our revenues and possibly trigger the payment of performance penalties.
Our business is highly dependent on the American capacity purchase agreement because American is now Air Wisconsin’s sole airline partner.
Prior to March 2023, we derived nearly all of our operating revenues from the United capacity purchase agreement because United was Air Wisconsin’s sole airline partner. Air Wisconsin ceased flying for United in early June 2023. Since then, we have derived nearly all of our operating revenues from the American capacity purchase agreement as American is currently Air Wisconsin’s sole airline partner.
Pursuant to the American capacity purchase agreement, American is permitted to terminate the agreement or remove aircraft that would otherwise be covered under the agreement prior to the expiration of its term in certain circumstances, including upon Air Wisconsin’s material breach of the agreement, Air Wisconsin’s inability to operate a certain number of aircraft, Air Wisconsin’s failure to meet certain operating performance benchmarks for specified periods and certain changes of control of Air Wisconsin. In addition, American and Air Wisconsin each have the right to terminate the agreement for any reason after a certain date prior to the specified termination date. If American terminates the American capacity purchase agreement, our business, financial condition, results of operations and liquidity would be significantly negatively impacted, and we would need to implement significant changes to our business strategy.
We depend on American electing to contract with us instead of operating its own regional jets or operating through its wholly owned regional subsidiaries, Envoy Air, PSA Airlines and Piedmont Airlines. We have no guarantee that American will choose to enter into new contracts with us, or renew or extend the American capacity purchase agreement, instead of operating its own regional jets, allocating flying to its wholly-owned regional airlines, or contracting with competing regional airlines. A decision by American to phase out or limit the aircraft covered by the American capacity purchase agreement, to terminate the agreement, or to enter into similar agreements with our competitors would have a material adverse effect on our business, financial condition and results of operations.
Any events that negatively impact the financial or operating performance of American could have a material adverse effect on our business, financial condition and results of operations. American could be materially and adversely impacted, directly or indirectly, by new variants of COVID-19 or other infectious diseases, worldwide political or economic changes or instability, including those associated with the outbreak of war or hostilities, government sanctions, travel restrictions, rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates and inflation. If American were to experience significant financial difficulties as a result of these or other reasons, it could negatively impact American’s ability to meet its financial obligations under the American capacity purchase agreement or alter its business strategy as it applies to regional airlines. Further, if American were to become bankrupt, the American capacity purchase agreement may not be assumed in bankruptcy and could be terminated, and such termination would have a material adverse effect on our business, financial condition and results of operations.

Disagreements regarding the interpretation of our capacity purchase agreements could have an adverse effect on our operating results and financial condition.
Complex agreements, such as capacity purchase agreements, are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. It is possible that a dispute could arise with respect to the American capacity purchase agreement which could have an adverse effect on our business, financial condition and results of operations.
Prior to the termination of the United capacity purchase agreement, a dispute arose pursuant to which Air Wisconsin claimed that United owed it certain amounts under the agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement, and they denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages. As a result, neither party owes to the other party any amounts claimed in the arbitration. However, the dispute required us to expend valuable management time and financial resources.
Maintenance costs and delays may increase further as Air Wisconsin's fleet continues to age, and out-of-service periods may result in aircraft being unavailable for flying.
Most of Air Wisconsin’s CRJ-200 regional jets were manufactured between 1999 and 2004. As Air Wisconsin’s fleet continues to age, its maintenance costs will likely increase, both on an absolute basis and as a percentage of its operating expenses. Maintenance issues may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under the American capacity purchase agreement. There are also industry-wide supply chain issues and parts shortages that have lengthened the time to complete required maintenance. These industry-wide issues could increase Air Wisconsin’s costs for maintenance and parts and possibly require it to renegotiate contracts with third-party providers to ensure their continued support of our programs. In addition, as noted above, there is an industry-wide shortage of aircraft mechanics. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. However, as passenger demand for air travel has increased and additional aircraft are brought back into service to address the increased demand, the turnaround time for routine and heavy maintenance has lengthened. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues or delays resulting in out-of-service periods could continue to have an adverse effect on our financial condition and operating results.
Air Wisconsin has entered into agreements with third-party service providers to provide various services required for its operations, including airframe, engine and component maintenance and telecommunications and IT services, and it expects to enter into additional similar agreements in the future. If its third-party service providers terminate their contracts, or do not provide timely or consistently sufficient parts or high-quality maintenance and support services, Air Wisconsin may not be able to replace them in a cost-efficient manner or in a manner timely enough to support its operational needs, which could have a material adverse effect on our business, financial condition, and results of operations.
American’s decision to eliminate from its fleet all single-class 50-seat aircraft by 2030 may result in the termination of the American capacity purchase agreement, limit Air Wisconsin’s opportunities for growth with American, and make it more difficult to enter into substitute arrangements with another airline.
American has announced that its long-term fleet strategy involves eliminating from its fleet by 2030 all single class 50-seat aircraft, which includes the CRJ-200 regional jet comprising the Air Wisconsin fleet. As a result of this decision American could decide to terminate, or to not renew or extend, the American capacity purchase agreement. If that were to occur, our business would be significantly impacted, it is unlikely we would have an immediate source of revenues or earnings to offset the financial impact, and we may need to implement significant changes to our business strategy. Alternatively, American could agree to extend the agreement, but on terms materially different from the current agreement. United Airlines has also announced that it intends to significantly reduce the number of single class 50-seat aircraft in its fleet, and Delta Airlines has retired all of the single class 50-seat aircraft in its fleet. Therefore, Air Wisconsin may not be able to enter into substitute arrangements with other airlines, and any arrangements it is able to secure may not be as favorable to us as the current American capacity purchase agreement. Since our primary business strategy currently involves flying single class 50-seat aircraft, the publicly announced fleet strategy changes by several major carriers, including Air Wisconsin’s sole airline partner, represent a substantial risk to our business.

Interruptions or disruptions in service at an American hub airport could have a material adverse impact on our operations.
Currently, Air Wisconsin provides regional airline services for American primarily based at Chicago O’Hare International Airport. A significant interruption or disruption in service in Chicago or another American hub resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party vendors, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in a severe disruption of our business, results of operations and financial condition.
If American continues to provide Air Wisconsin with inefficient flight schedules, or makes certain changes to the expected utilization of Air Wisconsin’s aircraft under the American capacity purchase agreement, our business, financial condition and results of operations may be adversely affected.
Under the terms of the American capacity purchase agreement, American has the ability to schedule Air Wisconsin’s flights in any manner that serves its purposes, subject to certain scheduling procedures. American may continue to schedule Air Wisconsin’s flights in a manner that creates operational inefficiencies for Air Wisconsin, such as by building in long crew layovers or overnights, which could cause crew staffing issues and result in limited crew availability to fly other scheduled Air Wisconsin flights, or by providing Air Wisconsin with flight schedules that are inconsistent with Air Wisconsin’s existing operational footprint. These scheduling inefficiencies could have a material adverse effect on our business, financial condition and results of operations.
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
Growth opportunities within American’s current flight network may be limited by various factors, including “scope” clauses in its collective bargaining agreements with its pilots that restrict the number and size of regional jets that may be operated in its flight systems that are not flown by its pilots. These clauses could limit Air Wisconsin’s ability to operate additional aircraft for American, which would limit Air Wisconsin’s expansion opportunities. American is under no obligation to provide Air Wisconsin with an opportunity to fly additional aircraft within its system or to otherwise expand its relationship with Air Wisconsin.
Air Wisconsin’s ability to expand its operations in the future may be limited by a number of factors impacting the airline industry, including pilot and mechanic shortages, access to airport terminals and facilities, capital expenditures required to maintain or expand fleet operations, significant changes in fuel prices or other variable costs, regulatory changes, changes in the availability of necessary parts and equipment, and intense competition and pricing pressure. Given the competitive nature of the airline industry, we believe limited growth opportunities exist and as a result Air Wisconsin may be required to accept less favorable contract terms to secure new or additional flying opportunities. In addition, due to the stated intentions of the major airlines to significantly reduce or retire their use of single class 50-seat aircraft, there may not be substitute flying opportunities with major airlines. Further, even if Air Wisconsin is offered the ability to pursue growth opportunities in the future, they may involve economic terms or financing commitments that are unfavorable to Air Wisconsin or do not result in profitable operations.
The amounts Air Wisconsin receives under the American capacity purchase agreement may be less than the corresponding costs Air Wisconsin incurs.
Under the American capacity purchase agreement, a portion of the revenues Air Wisconsin receives is based upon predetermined rates calculated by reference to certain factors, such as the number of covered aircraft, the number of block hours flown and the number of departures. American is not required to pay certain amounts with respect to aircraft that do not meet certain minimum block hour utilization thresholds. The primary operating costs intended to be compensated by the predetermined rates include, among other things, salaries and benefits, training costs, crew room costs, maintenance expenses, simulator and spare parts costs, and overhead costs. If Air Wisconsin’s costs for those items exceed the compensation paid under the agreement, our financial position and operating results will be negatively affected. For example, Air Wisconsin has experienced, and may continue to experience, upward pressure on pilot and mechanic compensation as it seeks to attract and retain qualified staff. The American capacity purchase agreement does not provide for adjustments for any resulting compensation increases and, therefore, such increases could negatively impact our operating results.
A significant majority of Air Wisconsin’s workforce is represented by labor unions, and the terms of Air Wisconsin’s collective bargaining agreements may increase our operating expenses and negatively impact our financial results.
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
In accounting for long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. For example, any of the following circumstances could cause us to reduce our estimates as to the useful life, residual value or cash flow potential of our aircraft or engines, which could require an impairment charge:
•we add a new aircraft type to our fleet and reduce the number of our operating CRJ-200 regional jets;

•the pilot shortage causes us to permanently retire some aircraft; or
•a lack of demand for our aircraft or engine types reduces the proceeds we receive on disposition to less than we estimated.
In addition, if Air Wisconsin were to reduce the number of CRJ-200 regional jets involved in its flying operations, Air Wisconsin may need to conduct quantitative tests for impairment of the CRJ-200 fleet and related assets. If the estimated residual value of any of our aircraft, engines or parts is determined to be lower than the residual value assumptions used in our depreciation policies, the aircraft, engines or parts may be impaired and may result in a material reduction in their book value, or we may need to prospectively modify our depreciation policies. An impairment on any of our aircraft, engines or parts or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results. Air Wisconsin conducted a test for impairment of its fleet and related assets as of December 31, 2023.
Air Wisconsin’s ability to obtain financing on acceptable terms may be limited.
In December 2023, Air Wisconsin prepaid at a discount all of its outstanding third-party secured debt that had been incurred in connection with the acquisition of aircraft, which resulted in a significant reduction in its liquidity. While Air Wisconsin typically has financed its operations through operating cash flows, to the extent Air Wisconsin seeks to finance its future business activities or opportunities with additional debt, it would become subject to debt service obligations, as well as covenants that may restrict its business operations. Air Wisconsin’s ability to pay any future debt service obligations, in addition to the high level of fixed costs associated with operating a regional airline, will depend on its operating performance, cash flows and ability to secure adequate financing, which will in turn depend on, among other things, the success of its current business strategy, availability and cost of financing, as well as general economic and political conditions and other factors that may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will continue to be sufficient to make required payments under its contractual arrangements or to make debt service payments required by any new debt financing.
If Air Wisconsin is unable to pay its debts as they come due or fails to comply with its obligations under any future debt agreements and is unable to obtain waivers of such defaults, its lender could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, future debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences, including the exercise of remedies by its creditors and lessors, such as acceleration. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, the agreements that Air Wisconsin entered into with the Treasury during the COVID-19 pandemic for payroll support contained various covenants. If the Treasury determines that Air Wisconsin failed to comply with its obligations under those agreements, it may be required to repay the funds provided to it under those agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on our business.
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
The performance and reliability of Air Wisconsin’s, American’s, and third-party service providers’ technology is critical to Air Wisconsin’s ability to compete effectively. Any internal technological error, failure or large-scale external interruption in the information systems, networks, hardware, software and technological infrastructure Air Wisconsin depends on, such as U.S. air traffic control systems, power, telecommunications or the internet (collectively, “IT Systems”), may disrupt Air Wisconsin's internal network, impact its ability to conduct its business and safely operate its flights, lower its utilization of aircraft, and result in increased costs or penalties. Air Wisconsin’s IT Systems (including American systems or those provided by third parties) may be vulnerable to a variety of sources of interruption due to events beyond its control, including natural disasters, terrorist attacks, telecommunications or IT System failures, computer viruses, cyber criminals and other security issues.
In addition, Air Wisconsin faces numerous and evolving cybersecurity risks that threaten the security, confidentiality, integrity and availability of its IT Systems, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, security breaches, malfeasance by insiders, human or technological error, computer viruses, malicious or destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into Air Wisconsin’s, American’s, or third-party service providers’ IT Systems, products or services, malware (including ransomware) and other attacks, including through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or attack or sabotage systems are constantly evolving, and threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result Air Wisconsin may be unable to anticipate or to detect, investigate, remediate or recover from attacks or incidents for long periods of time. Further, Air Wisconsin may not be able to prevent all data breaches, misuses of data or other cybersecurity incidents.
There can be no assurance that our cybersecurity risk management program and processes, including Air Wisconsin’s policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems. Because Air Wisconsin relies on third-party vendors and service providers for functions critical to its business, including information technology infrastructure and services, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact its operations and financial results. Remote and hybrid working arrangements at Air Wisconsin (and at many third-party service providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
Certain Air Wisconsin third-party service providers have experienced cybersecurity incidents, and Air Wisconsin expect such incidents to continue in varying degrees. While to date no incidents have had a material impact on Air Wisconsin’s operations or our financial results, we cannot guarantee that material incidents will not occur in the future. Any cybersecurity incident or other adverse impact to the availability, integrity or confidentiality of Air Wisconsin’s IT Systems could compromise our ability to operate flights or technology systems, result in legal claims or proceedings, regulatory investigations and enforcement actions, liability or regulatory penalties, disruption to its operations, damage to its reputation, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations and financial condition.
Laws, regulations and other requirements relating to the privacy, security and handling of information about individuals, and the application and interpretation of those requirements, are constantly evolving. There has been heightened legal and regulatory focus on data privacy and security, including in relation to cybersecurity incidents, and it is possible that new laws or regulations or interpretations may require us to incur significant costs, implement new processes or change our handling of information and business operations. Any failure or perceived failure to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings, regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
Risks Related to Our Industry
The airline industry is often negatively impacted by numerous factors that could have a material adverse effect on our business, results of operations and financial condition.
The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, natural disasters, facility disruptions, acts of war or terrorism, increased security measures, and the outbreak of disease. Factors that cause flight delays or cancellations frustrate passengers, increase operating costs and decrease revenues, which in turn adversely affect profitability. Because Air Wisconsin’s revenues depend to a large extent on Air Wisconsin’s completion of flights and certain service factors, any of these factors could have a material adverse effect on our business, results of operations and financial condition.
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
•although the FAA and the telecommunications industry have reached an interim agreement with respect to 5G deployment, interference with aviation equipment from the deployment of 5G wireless telecommunications systems remains a risk and additional review will be required once the interim agreement expires; and
•actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation, changes in discretionary spending and consumer confidence.
The occurrence of any or all of such factors or conditions could materially and adversely affect its operations and our financial condition.
New variants of COVID-19, or the outbreak of another disease or similar public health threat that we may face in the future, could result in additional adverse effects on the business, operating results, financial condition and liquidity of Air Wisconsin and American.
With the onset of the COVID-19 pandemic, airlines experienced a significant decline in domestic and international demand. New variants of COVID-19 or an outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity, as well as those of American.
High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on Air Wisconsin’s operating results and financial condition and liquidity.
Although the American capacity purchase agreement provides that American pays third-party vendors for substantially all fuel used in the performance of the agreement, aircraft fuel is critical to Air Wisconsin’s operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are also impacted by factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, have and may continue to drive rapid changes in fuel prices in short periods of time. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may eventually impact the amount of flying that American schedules Air Wisconsin to perform. Any such schedule reductions may impact Air Wisconsin’s operating results. In addition, since single class 50-seat aircraft, such as those in Air Wisconsin’s fleet, are less fuel efficient than certain larger aircraft, increased fuel costs affects Air Wisconsin’s competitiveness in the industry.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.
The airline industry is highly competitive. Air Wisconsin competes primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America, American Airlines and US Airways, Southwest and AirTran Airways, United and Continental Airlines, and Delta and Northwest Airlines. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential airline partners with whom Air Wisconsin could enter into commercial agreements. In addition, any further consolidation activity involving American, reduction in the size of its network or decision to accelerate the implementation of its long-term fleet strategy to eliminate single class 50-seat aircraft such as the CRJ-200 regional jet, could alter its business strategy or its perception of the value of its relationship with Air Wisconsin, which could result in the termination of the American capacity purchase agreement and limit opportunities for Air Wisconsin to continue to provide service to American. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs could negatively impact Air Wisconsin’s future growth opportunities.
Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.
The terrorist attacks of September 11, 2001 and their aftermath negatively impacted the airline industry in general. If additional terrorist attacks are launched, there may be lasting consequences, which may include loss of life, property damage, increased security measures, higher insurance costs, increased concerns about future terrorist attacks and additional government regulation, among other factors. Additional terrorist attacks, and warnings that such attacks may occur, could negatively impact the airline industry and result in decreased passenger traffic, increased flight delays or cancellations, as well as increased security, fuel and other costs whether or not involving Air Wisconsin’s aircraft, could have a material adverse impact on our business and operations. Increased global political instability, including the outbreak of war and hostilities, could result in an increased risk of terrorist activities.
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
Air Wisconsin is also subject to environmental laws and regulations that require it to investigate and remediate soil or groundwater contamination to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict and joint and several, meaning that Air Wisconsin could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of contamination directly attributable to it, which liability could have an adverse impact on our results of operations and financial condition.
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
Although Harbor’s common stock is traded under the symbol “HRBR” on the OTC Market, the trading volume for the common stock has been limited. The trading volume for the common stock has declined further following Harbor’s announcement that it intends to restate the previously issued consolidated financial statements for the Non-Reliance Periods. Harbor has not listed, and does not currently intend to list, Harbor’s common stock for trading on any national securities exchange. Accordingly, we expect the common stock to continue to be illiquid for the foreseeable future. Investors should be aware that an active trading market for the Harbor common stock may never develop or be sustained, and that the restatement of the previously issued consolidated financial statements could have a prolonged negative impact on the trading volume of the common stock.
The price of Harbor’s common stock has been and may continue to be volatile.
The trading price of Harbor’s common stock has been volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:
•the industry-wide pilot and mechanic shortages;
•the effects of the outcome of the arbitration with United and the issuance of the United Arbitration Award;
•future announcements regarding fleet strategy changes by major air carriers, including any decision to reduce or eliminate single class 50-seat aircraft or to accelerate the timing of any such changes;
•actual or anticipated fluctuations in our financial and operating results from period to period;
•the effect of the restatement of our previously issued consolidated financial statements and material weakness in our internal control over financial reporting;
•actual or potential changes in economic conditions, including rising fuel and other commodity prices, increasing interest rates, inflation, changes in discretionary spending and consumer confidence, and recessionary concerns;
•the impact of pandemics and widespread outbreaks of communicable diseases on passenger demand for air travel, consumer behavior and tourism;
•our actual or perceived need for additional capital and the terms of any future debt financing or leasing arrangement;
•market perceptions about our financial stability, in particular as a result of the restatement of its. previously issued consolidated financial statements, and the financial stability of American;
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

•purchases or sales of shares of Harbor’s common stock pursuant to Harbor's publicly announced stock repurchase program or otherwise;
•the illiquidity of Harbor’s common stock, which has been negatively impacted by the restatement of our previously issued consolidated financial statements;
•speculative trading practices of Harbor’s stockholders and other market participants;
•perceptions about securities that are traded on the OTC Market;
•the impact of new accounting pronouncements or updates to existing accounting standards; and
•actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions.
In recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by companies across industries. These changes may occur without regard to the financial condition or operating performance of the affected companies. Accordingly, the price of Harbor’s common stock could fluctuate based upon factors that have little or nothing to do with Harbor, and these fluctuations could materially reduce the trading price and trading volume of Harbor’s common stock.
The concentration of ownership of Harbor’s common stock among a small number of stockholders could allow such stockholders to exert significant influence over the Company’s business plans and strategic objectives, control all matters submitted to Harbor’s stockholders for approval, or deter a change in control transaction, any of which could negatively affect the trading price or trading volume of its common stock.
As of September 30, 2024, Harbor had 58,534,309 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 34.2% of the outstanding shares of Harbor's common stock, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held 16,500,000 shares of common stock, representing approximately 28.2% of the outstanding shares of Harbor's common stock. As a result, Amun and Southshore collectively control a majority of the voting power of Harbor’s outstanding common stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to Harbor’s stockholders for approval. These stockholders may manage the Company’s business in ways with which certain investors may disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving Harbor’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of Harbor’s common stock.
Mr. Bartlett, one of Harbor’s directors, may be deemed to be the beneficial owner of the shares of Harbor’s common stock held by Amun due to his status as a member of the board of managers of Amun and his ownership of equity interests in Amun. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of Harbor's common stock held by Southshore due to his status as a member of the board of managers of Southshore and his ownership of equity interests in Southshore. Accordingly, Mr. Bartlett may be able to exercise influence over decisions involving the voting or disposition of shares of Harbor’s common stock. However, Mr. Bartlett does not control voting or investment decisions made by either Amun or Southshore.
Harbor may suspend its obligation to comply with SEC filing requirements in future periods and thereby cease filing reports and other information with the SEC, which could have the effect of reducing the trading volume and trading price of Harbor’s common stock.
In February 2012, Harbor’s predecessor, Harbor Biosciences, Inc., filed a Form 15 with the SEC to deregister its common stock pursuant to Section 12(g) of the Exchange Act. The filing of the Form 15 had the effect of suspending Harbor’s obligation, pursuant to Section 15(d) of the Exchange Act, to file reports and other information with the SEC. As a result, prior to the filing of the Annual Report on Form 10-K for the year ended December 31, 2019, the last periodic report filed by Harbor was the Annual Report on Form 10-K for the year ended December 31, 2011. As of January 1, 2020, Harbor no longer met the eligibility criteria under Rule 12h-3 of the Exchange Act to suspend its reporting obligations under Section 15(d) of the Exchange Act, requiring Harbor to resume filing reports and other information with the SEC pursuant to Section 15(d) of the Exchange Act.

The Company has incurred, and expects to continue to incur, significant direct and indirect costs, and diversion of management’s time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the consolidated financial statements contained in its Annual Reports in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”). The Company has incurred and may continue to incur significant additional costs as a result of the restatement of its previously issued consolidated financial statements for the Non-Reliance Periods.
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
Further, notwithstanding that Harbor is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, Harbor does not have a class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act. As a result, Harbor is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, there may be significantly less information available about the Company, including its governance policies and ownership structure, than is available for other public reporting companies, which could have the effect of further reducing demand for Harbor’s common stock and the trading price.
As a result of the delay in filing this Annual Report due to the restatement of the previously issued consolidated financial statements for the Non-Reliance Periods, Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it did not timely file all required periodic reports with the SEC. While Harbor currently intends to file all required periodic reports with the SEC and regain compliance with its reporting obligations, there can be no assurance as to the timing. Harbor’s failure to timely file all required periodic reports with the SEC, or to regain compliance with its reporting obligations, could cause reputational harm and have a material adverse impact on the trading volume and trading price of its common stock.
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
These provisions may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial, any of which could adversely affect the trading price of Harbor’s common stock.
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
Harbor has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. Any future determination by Harbor to pay dividends will be at the discretion of the board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and such other factors as the board of directors deems relevant. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in Harbor’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Annual Report, the trading price may not appreciate and may decline significantly.
As a “smaller reporting company,” Harbor has availed itself of reduced disclosure requirements, which may make Harbor’s common stock less attractive to investors.
Harbor is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either: (i) the market value of Harbor’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of Harbor’s common stock held by non-affiliates is less than $700 million and its annual revenues were less than $100 million during the most recently completed fiscal year. Because Amun and Southshore collectively hold a significant percentage of the outstanding shares of common stock of Harbor, it would require a significant increase in the market value of the common stock for Harbor to no longer qualify as a “smaller reporting company.”
As a “smaller reporting company,” Harbor has relied on exemptions from certain disclosure requirements that are applicable to other public reporting companies. These exemptions include reduced financial disclosure and disclosure regarding executive compensation. Investors may find Harbor’s common stock less attractive because it relies on these exemptions, which could lead to a less active trading market for Harbor’s common stock and negatively impact the trading price. As previously discussed, Harbor does not have a class of securities registered pursuant to Section 12(b) or 12(g) of the Exchange Act, which further reduces its disclosure obligations.
Complying with the requirements of public reporting companies under the Exchange Act, including the requirement for management to assess our disclosure controls and procedures and internal control over financial reporting, could increase our operating costs and divert management’s attention from executing our business strategy.
We are subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that we file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to SOX, we are required to assess the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. As a result of the determination that the previously issued consolidated financial statements for the Non-Reliance Periods should no longer be relied upon and that such financial statements should be restated, we concluded that we had a material weakness in our internal control over financial reporting. As a result, we determined that our disclosure controls and procedures were not effective as of December 31, 2023.
Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs and increased demands on our management team, in particular as a result of the restatement. Significant additional resources and management oversight may be required to maintain and enhance our disclosure controls and procedures and internal control over financial reporting in response to the determination that we have a material weakness, which could have an adverse impact on our business and operating results. Further, Harbor’s status as a public reporting company and the risks associated with being a public reporting company, could make it more difficult for us to attract and retain qualified members of the board of directors and executive officers, and it may increase the cost of their services, as well as the cost of premiums for director and officer liability insurance.
The restatement of our previously issued consolidated financial statements has been time consuming and expensive and may subject us to additional risks and uncertainties, including loss of investor confidence, and the increased possibility of litigation and regulatory inquiries.
As discussed above, we have restated our audited consolidated financial statements as of and for the year ended December 31, 2022 and our interim unaudited consolidated financial statements contained in the Quarterly Reports on Form 10-Q as of and for the first three quarters of the years ended December 31, 2022 and December 31, 2023, which has been time consuming and expensive. The restatement may result in a loss of investor confidence in the accuracy of our financial disclosures and cause reputational risks for our business. In addition, we have incurred, and may continue to incur, significant costs for accounting, audit and legal fees in connection with or related to the restatement. For example, we have expended significant unanticipated fees for multiple accounting and legal advisors over a period of several months to assist with the application of technical accounting requirements. Finally, the restatement could subject us to additional risks and uncertainties, including the increased possibility of litigation, regulatory inquiries, or other matters. For example, we are aware of the filing of several lawsuits relating to the facts arising in connection with the restatement. Regardless of the merit of the claims raised, we expect to incur expenses, and for our management team to devote valuable resources, in connection with defending these claims.
We have identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in additional restatements of our financial statements, and a failure to meet our reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.
As discussed above, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to a material weakness. The material weakness arose from our recognition of certain disputed revenues and related interest income under the United capacity purchase agreement. We have determined that the recognition of certain of the Disputed Amounts was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We are actively engaged in implementing a remediation plan designed to address the material weakness and are committed to remediating it as promptly as possible. Because of the inherent limitations in all control systems, no evaluation or strengthening of controls can provide absolute assurance that all control failures within the Company have been or will be detected. Accounting standards are complex, and are subject to changing guidance and differing interpretations. Notwithstanding the exertion of significant effort and resources to interpret and apply accounting standards (and any related guidance), it is possible that they may be misinterpreted or misapplied, or that prior interpretations may be reconsidered and changed, which may result in technical accounting errors, as occurred with respect to our application of ASC 606. Any such accounting error could result in additional restatements of our previously issued consolidated financial statements. Accordingly, we cannot be certain that our efforts to remediate the identified material weakness will ensure effective internal control over financial reporting going forward.
Our current conclusion regarding the effectiveness of our internal control over financial reporting, as well as any conclusion in any future period that our internal control over financial reporting is not effective, could cause investors to lose confidence in the accuracy and completeness of our financial reports, the trading price or trading volume of Harbor's common stock to decline, the SEC or other regulatory authorities to investigate or sanction us, and additional lawsuits relating to the facts arising in connection with the restatement. Any failure to improve our internal control over financial reporting could inhibit our ability to accurately report our financial condition and operating results.
We also face risks associated with the cost of establishing, maintaining and enhancing effective internal control over financial reporting. We have invested, and expect to continue to invest significant resources in future years, to develop and maintain the necessary documentation and testing procedures required by Section 404(a) of the Sarbanes-Oxley Act. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort.
Stock repurchases could increase the volatility of the trading price of Harbor’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
Harbor's board of directors adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through December 31, 2023, Harbor has purchased approximately 11.7 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future debt agreements or capacity purchase agreements (or similar agreements) we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.
Harbor may be at increased risk of securities class action and other litigation.
Securities class action litigation may be instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. As a result of our compliance with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, is publicly available, which may result in threatened or actual litigation or other disputes with our stockholders, employees or other constituents. For example, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued consolidated financial statements. If such claims are successful, our business and results of operations could suffer. Even if the claims are resolved in our favor, these lawsuits could result in substantial costs and a diversion of management's attention, which could harm our business, financial condition and results of operations.
If securities or industry analysts do not publish reports about our business, or the Company does not issue press releases, an active trading market for Harbor’s common stock may not develop.
The extent of any trading market for Harbor’s common stock will depend, in part, on the content of any reports that securities or industry analysts publish about our business, as well as any press releases or other publications issued by the Company. Analyst coverage of the Company has been extremely limited, and we are not aware of any reputable analysts that cover the Company. In addition, it has not been the Company's policy to issue press releases, and the

Company does not intend to issue press releases for the foreseeable future. Investors should not purchase Harbor’s common stock with the expectation that we will have analyst coverage or that the Company will publish press releases, and should be aware that the information available about our business may be significantly less than information about other public companies. In the absence of these reports or other publications, an active trading market for Harbor’s common stock may not develop or be sustained.
As discussed above, Harbor is not current in filing certain reports with the SEC as required pursuant to Section 15(d) of the Exchange Act. Harbor’s failure to be timely in its SEC reporting obligations could have a material adverse impact on the trading volume and trading price of the Harbor common stock.
ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.       CYBERSECURITY
Cybersecurity Risk Management and Strategy
Air Wisconsin's approach to mitigating information technology ("IT") and cybersecurity risk is comprised of a range of activities with the primary objective of maintaining the confidentiality, integrity and availability of its critical IT Systems and information related to its business. Although IT Systems are inherently vulnerable to interruption due to a variety of sources, Air Wisconsin has aligned its cybersecurity risk management program, including our processes and controls, with certain applicable and relevant guidelines, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Air Wisconsin assesses its cybersecurity maturity against the NIST CSF’s core functions; however, this does not imply that it meets any particular technical standards, specifications or requirements, only that it uses the NIST CSF as a guide to help it identify, assess and manage cybersecurity risks relevant to its business.
Air Wisconsin's cybersecurity risk management processes include a cybersecurity incident response plan, and it has invested in technical and organizational safeguards intended to manage and mitigate material risks from cybersecurity threats to its IT Systems, including network security controls, employee training, internal vetting of third-party vendors and service providers with whom Air Wisconsin may share data, and regular system reviews and security exercises. Air Wisconsin's cybersecurity risk management program is a component of its overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Air Wisconsin works closely with accredited third-party cybersecurity firms to audit its security architecture. Air Wisconsin's Information Security Team, consisting of experienced cybersecurity professionals, is responsible for the day-to-day management of our cybersecurity risks, including directing its cybersecurity risk assessment processes, its security processes, and its response to cybersecurity incidents. For the year ended December 31, 2023, Air Wisconsin has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have or are reasonably likely to materially affect it, including its operations or business strategy or our results of operations or financial condition. Air Wisconsin faces certain ongoing risks from cybersecurity threats that, if realized, could materially adversely affect it, including its operations or business strategy or our results of operations or financial condition.
Cybersecurity Governance
The Company considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to Air Wisconsin. Certain individuals within Air Wisconsin, including its Chief Financial Officer and Vice President of Information Technology ("IT Management") oversee the design, implementation and enforcement of our cybersecurity risk management program, including a cybersecurity policies and procedures manual. IT Management is supported by Air Wisconsin internal security staff and external experts as part of its continuing education on topics that impact public companies. Air Wisconsin's Vice President of Information Technology has more than 15 years of experience managing and leading IT and cybersecurity teams. IT Management is responsible for efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment. In the event of a breach or incident, the cybersecurity policies and procedures manual requires notification to Harbor's board of directors.

ITEM 2.          PROPERTIES
Aircraft Fleet
As of December 31, 2023, Air Wisconsin owned 63 CRJ-200 regional jets, each of which is configured for single class seating. The CRJ-200 regional jet offers many of the capabilities and amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, limited overhead and under seat storage, a lavatory and a galley that allows for in-flight snack and beverage service. The CRJ-200 regional jet has a speed comparable to larger aircraft operated by major airlines and has a range of approximately 1,585 miles.
Facilities
In addition to aircraft, Air Wisconsin has offices, crew bases and maintenance facilities to support its operations. All of Air Wisconsin’s material facilities (other than those provided by American under the American capacity purchase agreement) held as of December 31, 2023 are summarized in the following table:

Type	Location	Ownership	Approximate Square Footage
Corporate Headquarters	Appleton, WI	Leased	20,140
Maintenance Hangar	Appleton, WI	Leased	37,200
Disaster Recovery Center	Appleton, WI	Leased	2,560
Maintenance Hangar	Dayton, OH	Leased	21,500
Maintenance Hangar	Milwaukee, WI	Leased	60,000
Crew Base	Dayton, OH	Leased	1,685
In July 2003, Air Wisconsin financed the Milwaukee maintenance hangar through the issuance of approximately $4.3 million principal amount of City of Milwaukee, Wisconsin variable rate industrial development bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash and interest and payable semiannually. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments in the consolidated balance sheets. The hangar is accounted for as a right-of-use asset.
We believe Air Wisconsin’s facilities are suitable and adequate for its current and anticipated needs.
ITEM 3.          LEGAL PROCEEDINGS
From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which would be reasonably likely, individually or taken together, to have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
In February 2024, Air Wisconsin received the United Arbitration Award, which denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claims that Air Wisconsin breached the agreement by terminating it and that Air Wisconsin owed it damages. As a result, neither party owes to the other party any amounts claimed in the arbitration.
As discussed above, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued consolidated financial statements. We believe the claims are without merit, and we intend to vigorously defend against them.

ITEM 4.          MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Harbor’s common stock is currently traded on the OTC Market under the symbol “HRBR.” Harbor has not listed, and does not currently intend to list, its common stock for trading on any national securities exchange. Accordingly, we expect Harbor’s common stock to continue to be illiquid for the foreseeable future. Investors should be aware that an active trading market for Harbor’s common stock may never develop or be sustained. The trading volume for the common stock has declined following Harbor's announcement that it intends to restate the previously issued consolidated financial statements for the Non-Reliance Periods.
Holders of Record
As of July 1, 2024, there were approximately 388 holders of record of Harbor’s common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, not all of which are known to Harbor, Harbor is unable to provide the exact number of stockholders represented by these record holders.
The transfer agent and registrar for Harbor’s common stock is Equinity Trust Company, LLC (formerly American Stock Transfer & Trust Company, LLC).
Dividends
Harbor has not declared or paid any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of Harbor’s board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in leases or debt agreements or capacity purchase agreements, business prospects and such other factors as Harbor’s board of directors deems relevant.
Unregistered Sales of Equity Securities
There were no unregistered sales of Harbor’s equity securities during the year ended December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 30, 2021, Harbor’s board of directors adopted a stock repurchase program pursuant to which Harbor could repurchase up to $1.0 million of shares of its common stock from time to time during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, Harbor’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

Below is a summary of stock repurchase activity under Harbor’s stock repurchase program during the three months ended December 31, 2023:

	Total number of shares purchased (1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
October 1 – October 31, 2023	121,513	$2.03	$246,138	$6,468,303
November 1 – November 30, 2023	94,958	$1.97	$186,956	$7,281,347
December 1 – December 31, 2023	113,245	$1.96	$221,892	$8,059,455
Total	329,716	$1.99	$654,986
(1)All of the reported shares were repurchased pursuant to Harbor’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.
Harbor acquired an aggregate of 2,093,382 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2023.
No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the fiscal year ended December 31, 2023.
ITEM 6.          [RESERVED]
ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements, accompanying notes, and other financial information included in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Restatement of Previously Issued Consolidated Financial Statements
As described in the section titled "Explanatory Note" in this Annual Report, we are restating our previously issued audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, June 30, 2022 and March 31, 2022 (collectively, the Non-Reliance Periods”). As a result, we have also restated certain previously reported financial information for the fiscal year ended December 31, 2022 contained in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, but not limited to, financial information under the sections titled “Results of Operations” and “Liquidity and Capital Resources” to conform the discussion with the restated information. Refer to Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements included in this Annual Report for additional information on the restatement of, and the related effects on, our consolidated financial statements for the Non-Reliance Periods.

Overview
Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which is a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, for purposes of this Annual Report, disclosures relating to activities of Air Wisconsin also apply to Harbor unless otherwise noted. Where reference is made only to Air Wisconsin (such as where it is named specifically for its contractual obligations and operations), it is referred to as "Air Wisconsin.". Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as “Harbor.”
Regional Airline Industry
Our primary business strategy currently consists of providing regional airline services. Regional jets provide short and medium-haul scheduled flights that connect smaller communities with larger cities and act as “feeders” for domestic and international airline hubs. According to the 2023 Regional Airline Association Annual Report, in 2022, Air Wisconsin was the tenth largest regional airline in the United States, as measured by passenger enplanements, and its flights accounted for approximately 2.3% of all passengers carried on U.S. regional airlines. As of December 31, 2023, Air Wisconsin owned a fleet of 63 CRJ-200 regional jets. all of which were manufactured by Bombardier, Inc. (“Bombardier”).
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a new five-year capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), which was subsequently amended in February 2023, March 2023, and November 2023, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Currently, Air Wisconsin provides regional airline services for American primarily based at Chicago O’Hare International Airport, one of American’s key domestic hubs. Air Wisconsin’s flights are marketed by American as American Eagle flights.
Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when all of Air Wisconsin’s aircraft were removed from United’s flying operations in early June 2023. As of December 31, 2023, Air Wisconsin had 45 aircraft in service for American. For the year ended December 31, 2023, approximately 63.8% of our operating revenues was derived from operations associated with the American capacity purchase agreement. None of our operating revenues for the year ended December 31, 2022 were associated with this agreement.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Beginning in September 2023, Air Wisconsin became eligible to receive bonus compensation, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. Air Wisconsin is responsible for certain customary costs relating to the flight operation and maintenance of the covered aircraft along with other customary controllable expenses, including expenses associated with flight crews, line maintenance and overhead. American reimburses Air Wisconsin for certain customary costs and expenses incurred in connection with Air Wisconsin’s flight operations, including fuel, landing and air traffic control, changes to livery and branding, aircraft and passenger liability insurance, property taxes and systems support. American has the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also has the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. Furthermore, under the agreement, American provides all ground handling services, including gate and ticket counter services, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American has the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. The American capacity purchase agreement protects Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.
The American capacity purchase agreement provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is currently under any obligation with respect to these additional aircraft. If Air Wisconsin were to reduce the number of CRJ-200 regional jets involved in its flying operations, Air Wisconsin may need to conduct quantitative tests for impairment of the CRJ-200 fleet and related assets.
For additional information, please refer to the section titled “Business — American Capacity Purchase Agreement,” Note 1, Summary of Significant Accounting Policies — Contract Revenues, and Note 4, Capacity Purchase Agreements with United and American, in the notes to the audited consolidated financial statements in this Annual Report.
United Capacity Purchase Agreement
Prior to early June 2023, Air Wisconsin provided regional airline services to United Airlines, Inc. (“United”) pursuant to a capacity purchase agreement (the “United capacity purchase agreement”) which was entered into in February 2017 and which terminated in early June 2023. More than 99.9% of our operating revenues for the year ended December 31, 2022, and approximately 36.0% of our operating revenues for the year ended December 31, 2023, was derived from operations associated with the United capacity purchase agreement. For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Contract Revenues, and Note 4, Capacity Purchase Agreements with United and American, in the notes to the audited consolidated financial statements in this Annual Report.
Dispute with United
Prior to its termination, a dispute arose under the United capacity purchase agreement, which dispute was resolved by arbitration and the issuance of a decision and award in February 2024 (the "United Arbitration Award"). The United Arbitration Award held, among other things, that Air Wisconsin was not entitled to the payments from United that were at issue in the arbitration. Following receipt of the United Arbitration Award, the Company conducted a detailed analysis of the complex accounting treatment leading to the recognition of certain disputed revenues and interest income under the United capacity purchase agreement (the “Disputed Amounts”) in the consolidated financial statements and related disclosures prepared for the Non-Reliance Periods.
Following extensive discussions among Company management, the Audit Committee, and the Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), as well as consultation between management and multiple additional accounting and legal advisors over a period of several months, the Company concluded that its prior determination to recognize all of the Disputed Amounts was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). This led to a determination that the previously issued consolidated financial statements for the Non-Reliance Periods should no longer be relied upon and that such financial statements should be restated.
The restated annual audited consolidated financial statements can be found in Note 2, Restatement of 2022 Consolidated Financial Statements, and the restated interim consolidated financial statements can be found in Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements in this Annual Report.
The Company also determined that, as a result of the United Arbitration Award, it would amend its 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to the Disputed Amounts. As a result, the Company has recorded federal and state tax assets of approximately $7.4 million related to the amendment of the 2021 and 2022 federal and state income tax returns. The decrease in revenues and interest income also resulted in federal and state net operating losses as of December 31, 2022 and December 31, 2023. While the Company established valuation allowances against its deferred tax assets during the year ended December 31, 2023, the federal and state net operating losses are available to reduce future taxable income. For additional information, please refer to Note 6, Income Taxes, in the notes to the audited consolidated financial statements in this Annual Report.

Labor Shortages
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As flight demand has increased since the COVID-19 pandemic, labor shortages within the airline industry have become acute, particularly for regional airlines such as Air Wisconsin. The pilot shortage in the airline industry is the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. The shortage is particularly critical at the captain level, since it can take as long as two years to replace a captain, taking into account training time and experience required at the first officer level before a pilot can be elevated to the rank of captain. These and other factors have caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to consistently achieve block hours in line with pre-pandemic levels.
Air Wisconsin has pursued efforts to mitigate the impacts of these pressures on its financial condition and results of operations, including through amendments to the American capacity purchase agreement. The amendments provided for a one-time payment to assist with increased costs related to pilot compensation and revised compensation rates as provided in the agreement from 2023 to 2028 to assist Air Wisconsin with pilot compensation and retention. In addition, although Air Wisconsin pilots ratified a new contract in October 2023 that includes competitive wages and quality of life improvements, Air Wisconsin is continuing to negotiate with its other bargaining groups seeking wage increases and quality of life improvements. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to reduced flight schedules, reduced fixed payments for our aircraft, and reduced opportunity for incentive payments, any of which could negatively impact our results of operations.
In addition to pilots, Air Wisconsin’s operations rely on the availability of other qualified personnel, including mechanics. As a result of global supply chain constraints and inflationary pressures, as well as increased flying levels, Air Wisconsin has experienced increased costs of certain maintenance activities and delays in obtaining third-party maintenance services, which have been compounded by difficulty recruiting and retaining qualified mechanics. Mechanic shortages within the industry have resulted from several factors, including larger airlines offering higher salaries and more extensive benefit programs, greater demand for mechanics across the airline industry, and upward pressure on wages in other industries. We anticipate these drivers will continue to place upward pressure on our operating costs, which would negatively impact our results of operations.
For each of its labor groups, Air Wisconsin engages in active and targeted recruiting efforts. These efforts include regular attendance at industry job fairs, colleges and universities that provide programs specific to aviation, and other industry-specific conventions. Additionally, Air Wisconsin maintains some of the largest bonus opportunities in the regional airline industry along with other fringe benefits including programs to assist with the rising cost of education and other training programs.
Employee Retention Credit
Air Wisconsin recorded an employee retention credit in 2021 in the aggregate amount of approximately $1.1 million pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for payroll expenses incurred during the second, third, and fourth quarters of 2020. A credit of $0.2 million for one of the three eligible quarters was received in 2022 and the remaining credits were received in January 2023.
2023 Financial Highlights
For the year ended December 31, 2023, we had total operating revenues of $199.2 million, a 16.9% decrease, compared to $239.7 million for the year ended December 31, 2022. Net loss for the year ended December 31, 2023 was $16.0 million, or net loss of $0.39 per basic and diluted share, compared to net income of $7.5 million, or net income of $0.14 per basic share and $0.11 per diluted share, for the year ended December 31, 2022. For additional information, please refer to Note 14, Earnings per Share and Equity, in the notes to the audited consolidated financial statements included in this Annual Report.
Revenue
Because our flights provide distinct services that have the same pattern of transfer to the customer, which are satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services provided under the American capacity purchase agreement (and the flight services previously provided under the United capacity purchase agreement), represent a series of services that are accounted for as a single performance obligation. Therefore, our contract revenues are recognized when service is provided and our performance obligation is met on a per completed flight basis. The performance obligation of each completed flight is measured using departures.
The United capacity purchase agreement terminated in early June 2023 and contract revenues have not been recorded under that agreement since then. In March 2023, Air Wisconsin commenced flying operations for American under the American capacity purchase agreement, at which time Air Wisconsin began recording contract revenues under that agreement. Contract revenues can take the form of fixed or variable receipts as further described below. Amounts Air Wisconsin receives for completing its performance obligation in a particular period are recorded as contract revenues in that period and are generally variable in nature, such as revenues based on departures and block hours or the number of aircraft for which it receives compensation on a daily basis. Other amounts received are recognized in contract revenues in proportion to the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. The capacity purchase agreements also provide for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes.
The number of aircraft we have in scheduled service and the number of block hours and departures we generate from our flights were the primary drivers of our contract revenues under the United capacity purchase agreement prior to early June 2023 and have been the primary drivers of our contract revenues under the American capacity purchase agreement since February 2023. Primarily as a result of the pilot shortage, block hours decreased from 107,666 during the year ended December 31, 2022 to 87,011 during the year ended December 31, 2023, or by 19.2%, and departures decreased from 70,280 in 2022 to 61,769 in 2023, or by 12.1%.
The decrease in block hours and departures during the year ended December 31, 2023, compared to the year ended December 31, 2022, resulted in a decrease in variable revenues of $6.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. Total contract revenues for the year ended December 31, 2023 included $13.6 million of contract revenues that were previously deferred under the United capacity purchase agreement as of December 31, 2022, compared to $39.8 million of contract revenues recognized during the year ended December 31, 2022 that were previously deferred as of December 31, 2021. Overall contract revenues from the United capacity purchase agreement decreased $167.9 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, or 70.1%, primarily due to the cessation of flying operations with United in June 2023. Air Wisconsin began flying operations for American in March 2023 and generated overall contract revenues of $127.2 million from the American capacity purchase agreement during the year ended December 31, 2023.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin's ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Air Wisconsin is also eligible to receive bonus payments, and may be required to pay rebates, upon the achievement, or failure to achieve, certain pre-established performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The bonus and rebate amounts are defined in the agreement, and performance is measured on a monthly or quarterly basis. At the end of each applicable period, Air Wisconsin will calculate the bonus amounts achieved, or rebates payable, during that period and recognize revenue accordingly. As of December 31, 2023, Air Wisconsin recorded $0.3 million in rebate amounts under the American capacity purchase agreement.
Under the American capacity purchase agreement, Air Wisconsin is also entitled to be reimbursed for certain startup costs ("non-refundable upfront fee revenue"), such as livery changes to the aircraft, to prepare the aircraft for American flight services. Through December 31, 2023, Air Wisconsin incurred $4.0 million in reimbursable startup costs, and estimates that it will incur an additional $0.6 million in reimbursable startup costs over the term of the American capacity purchase agreement. In accordance with GAAP, the Company will recognize contract revenues related to the total estimated non-refundable upfront fee revenue of $4.6 million on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the year ended December 31, 2023 Air Wisconsin recognized $0.5 million of non-refundable upfront fee revenues with the remaining $3.5 million deferred. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement will adjust over the remaining term of the agreement and will be recognized as part of future contract revenues based on future startup expenses incurred or estimated to be incurred, relative to future flights completed or estimated to be completed over the remaining term of the agreement.

In addition, over the term of the American capacity purchase agreement, Air Wisconsin will also receive a monthly support fee and is reimbursed for heavy maintenance expenses based on the fixed daily amount for each aircraft covered under the agreement. Amendments to the American capacity purchase agreement entered into by Air Wisconsin and American in February 2023 and November 2023 provided for a one-time payment to assist with increased costs related to pilot compensation and revised compensation rates to further assist Air Wisconsin with pilot compensation and retention. In accordance with GAAP, the Company recognizes revenue related to the monthly support fee, heavy maintenance revenue, and the one-time pilot compensation assistance payment (collectively, the "maintenance and support payments") on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the year ended December 31, 2023, Air Wisconsin recognized $5.5 million of revenue related to the maintenance and support payments. As of December 31, 2023, the Company had a contract asset on its consolidated balance sheet of $0.4 million, netted with contract liabilities, net, related to maintenance and support payments. Air Wisconsin’s net contract assets related to the maintenance and support payments under the American capacity purchase agreement will adjust over the remaining contract term, based on actual or estimated future reimbursement of the maintenance and support payments, relative to future flights completed or estimated to be completed during the remaining term of the agreement.
Other revenue is immaterial and primarily consists of aircraft rental revenue and the sales of parts to other airlines. These parts are sold at fair market value.
For additional information, please refer to the section titled "Critical Accounting Policies and Estimates — Revenue Recognition" and Note 1, Summary of Significant Accounting Policies — Contract Revenues, in the notes to the audited consolidated financial statements in this Annual Report.
Operating Expenses
Our total operating expenses increased $8.9 million, or 3.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Increased wage rates to help address personnel shortages resulted in a $9.6 million, or 8.8%, increase in employee benefits and payroll costs. In addition, we incurred an increase in legal fees of $7.0 million, or 466.7%, as a result of our arbitration with United. These increases in operating expenses were partially offset by decreases in expenses associated with aircraft maintenance, materials, and repairs of $6.3 million, or 9.4%, as a result of decreased flying in the year ended December 31, 2023 when compared to the year ended December 31, 2022. In addition, depreciation expense decreased $0.8 million, or 3.1%, and rent expense decreased $0.4 million, or 5.7%, primarily due to simulator rent. For additional information, please refer to the section titled “–Results of Operations—Operating Expenses” in this Annual Report.
Stock Repurchase Program
Harbor’s board of directors adopted a stock repurchase program pursuant to which Harbor could initially repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. Harbor acquired 2,093,382 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2023.
Economic Conditions, Challenges and Risks Impacting Financial Results
Although our capacity purchase agreements tend to have the effect of reducing Air Wisconsin’s exposure to certain risks and uncertainties, its operating and business performance is driven by various factors that typically affect regional airlines and the markets in which they operate, including factors that affect the broader airline and travel industries. The following key factors have materially affected and are expected to continue to materially affect our future operating performance and financial results.
Pilot Shortage. An industry-wide pilot shortage has existed for many years, which is the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. As a result, Air Wisconsin, like most of its peers, has not been able to hire and retain a sufficient number of pilots to crew all of its aircraft. This limited the number of flights it was able to fly under the United capacity purchase agreement and is limiting the number of flights it is able to fly under the American capacity purchase agreement. Under the American capacity purchase agreement, Air Wisconsin's right to be paid for aircraft covered under the agreement is subject to it having sufficient crew to satisfy certain block hour requirements. To the extent Air Wisconsin does not have sufficient crews to enable it to fly all of its aircraft in service for American, its future operating results will be adversely impacted.
Industry Volatility. The airline industry is volatile and affected by numerous factors, such as tourist activity, consumer confidence, discretionary spending, fare initiatives, fuel prices, labor costs, labor actions, global pandemics, outbreak of war or hostilities, changes in governmental regulations, government sanctions, natural disasters, and changes in weather patterns. These and other factors have negatively impacted the operating results of airlines, and have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional airlines. Historically, capacity purchase agreements shelter regional airlines from some of these factors, although we remain subject to a number of the risks and uncertainties that face the airline industry generally.
Competition. The airline industry is highly competitive. Air Wisconsin competes principally with other regional airlines. We believe that major airlines typically award capacity purchase agreements to regional airlines based on the following criteria: aircraft fleet type; ability to fly proposed schedules; availability of labor resources, including pilots; proposed economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors. The American capacity purchase agreement has several provisions that provide for early termination. If the agreement is terminated early, Air Wisconsin’s ability to enter into a commercial agreement with another major airline partner will depend, in significant part, on Air Wisconsin’s ability to maintain a cost structure competitive with other regional air carriers, attract and retain qualified pilots, and maintain operational reliability. While we continue to believe there will be demand from major airlines for regional air services, and we seek to continue to position Air Wisconsin to take advantage of this anticipated demand, our assumptions may prove to be inaccurate. For example, American's announcement that it intends to eliminate from its fleet all single class 50-seat aircraft, including the CRJ-200 regional jet comprising Air Wisconsin’s fleet, may result in the early termination of the American capacity purchase agreement, or limit the ability of Air Wisconsin to extend the American capacity purchase agreement or enter substitute arrangements with another airline partner in the future.
Maintenance Contracts, Costs and Timing. Air Wisconsin’s employees perform routine airframe and engine maintenance along with periodic inspections of equipment at its maintenance facilities. It also uses third-party vendors for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for Air Wisconsin’s aircraft. Most of Air Wisconsin’s CRJ-200 regional jets were manufactured between 1999 and 2004. We expect that maintenance costs will continue to increase as its fleet continues to age. We use the direct expense method of accounting for Air Wisconsin’s maintenance of airframes, rotable parts, and normal recurring maintenance and for Lotus’ maintenance of engines. Pursuant to the direct expense method, component repair work at Air Wisconsin is expensed when parts are shipped for repair, while airframe and engine overhauls are expensed when the work is completed. We use the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled shop visit. The actual timing and costs of maintenance expense are subject to variables, such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs.
Unionized Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2023, Air Wisconsin had 1,008 full-time employees and 61 part-time employees, for a total of 1,069 employees, of which 779 were represented by unions. Non-union employees are mainly management and administrative staff. Air Wisconsin reached a new collective bargaining agreement with its pilots, represented by the Airline Pilots Association, in October 2023 and its dispatchers, represented by the Transport Workers Union, in April 2024. Air Wisconsin's collective bargaining agreement with its flight attendants, represented by the Association of Flight Attendants-CWA, became amendable in October 2022 and is in mediated negotiations. Its collective bargaining agreements with its clerical, office fleet and passenger service employees, and with its mechanics, both groups being represented by the International Association of Machinists and Aerospace Workers AFL-CIO, became amendable in September 2022 and September 2023, respectively, are in direct negotiations. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with Air Wisconsin’s unionized employees may adversely affect Air Wisconsin’s ability to conduct business. In addition, the adoption of new or amended collective bargaining agreements may result in additional operating costs for which we do not receive payment or reimbursement under the American capacity purchase agreement, which would have an adverse impact on our results of operations.
Please refer to Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of the significant risks and uncertainties affecting our business and results of operations, and the trading price of Harbor's common stock.
Seasonality
Our results of operations for any interim period are not necessarily indicative of those for the entire year because the airline industry is subject to seasonal fluctuations, including those relating to holiday and summer travel schedules, changes in weather patterns and natural disasters, as well as fluctuations associated with changes in general economic conditions, including fuel prices, interest rates, inflation, discretionary spending and consumer confidence. While Air Wisconsin’s operations can be negatively impacted by factors outside of its control, the American capacity purchase agreement mitigates some of the risks associated with these factors.
Components of Our Results of Operations
The following discussion summarizes the key components of our consolidated statements of operations.
Operating Revenues
Our consolidated operating revenues consist primarily of contract revenues from flight services.
Contract Revenues. Contract revenues during the twelve months ended December 31, 2023, and December 31, 2022, consisted of fixed monthly amounts per aircraft pursuant to both the American and United capacity purchase agreements, along with the additional amounts received based on the number of departures and block hours flown. Each of these agreements provided for provisional cash payments each month based on a projected level of flying each month. Commencing in September 2023, the American capacity purchase agreement further provides for performance bonuses and rebates. Air Wisconsin subsequently reconciles these payments to the actual completed flight activity on a monthly basis. Flying operations with United ceased in early June 2023 and all amounts have been subsequently reconciled. Flight operations began for American in March 2023 and amounts have been reconciled through August 2024 as of the filing of this Annual Report.
Contract Services and Other. Contract services and other revenue are not material and primarily consist of aircraft rental revenue and the sale of parts.
Operating Expenses
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs primarily relate to wages, benefits and payroll taxes for all of Air Wisconsin’s employees, as well as costs related to lodging of our flight crews and crew training expenses.
Aircraft Fuel and Oil. Substantially all aircraft fuel and related fueling costs for flying under both the American and United capacity purchase agreements are or were directly paid and supplied by American or United, as applicable, and we do not record any revenue or expense for such fuel. Under the American capacity purchase agreement, we were reimbursed for certain startup expenses to prepare our aircraft for American flight services. During the year ended December 31, 2023, Air Wisconsin incurred fuel costs, and was subsequently reimbursed as part of these startup expenses. We were responsible for the cost of aircraft oil under the capacity purchase agreements, although that expense was not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs include costs related to airframe and rotable overhauls, normal recurring maintenance and the cost of aircraft materials and parts related to Air Wisconsin’s CRJ-200 regional jets and the cost of engine maintenance by Lotus. With the exception of engine overhauls by Air Wisconsin, we record these costs using the direct expense method of accounting, pursuant to which component repair work is expensed when parts are shipped for repair, while airframe and engine overhauls are expensed when the maintenance work is completed. As a result of using the direct expense method, the timing of maintenance expense reflected in the financial statements may vary from period to period. We capitalize Air Wisconsin’s engine overhaul costs, and the amortization expense is included in aircraft maintenance, materials and repairs using the deferral method of accounting; Air Wisconsin’s engine overhaul costs are amortized over the estimated useful life of the overhaul measured in engine cycles remaining until the next scheduled shop visit.
Other Rents. Other rents include expenses related to leased engines, costs related to leased flight simulators used to train Air Wisconsin’s pilots, and building rents such as crew and maintenance bases and corporate office space.
Depreciation, Amortization and Obsolescence. Depreciation expense is a periodic non-cash charge primarily related to aircraft, engine and rotable parts depreciation. Amortization expense is a periodic non-cash charge primarily related to capitalized engine overhauls. Obsolescence expense is a periodic non-cash charge primarily related to the provision for obsolescence on our expendable aircraft parts.
Purchased Services and Other. Purchased services and other expense primarily includes information technology system costs, legal fees, professional and technical fees, gains and losses on disposals of fixed assets, insurance premiums, property taxes and other administrative expenses. The majority of insurance premiums and property taxes were pass-through costs to United prior to the termination of the United capacity purchase agreement and are currently pass-through costs to American pursuant to the American capacity purchase agreement.
Other (Expense) Income, Net
Interest and Dividend Income. Interest and dividend income primarily includes interest and dividends earned on our cash and cash equivalents and our investments in marketable securities.
Interest Expense. Interest expense in the year ended December 31, 2023 was immaterial.
Gain (Loss) on Marketable Securities and Long-term Restricted Investments. The gain or loss reflects the change in the market value of our marketable securities for the year ended December 31, 2023, and the sales of marketable securities for the year ended December 31, 2023. As of December 31, 2023, the Company recorded assets and liabilities associated with its Supplemental Executive Savings Plan ("SESP"). Amounts related to the SESP were not previously recorded in the consolidated financial statements and were assessed and concluded to not be material to the consolidated financial statements. The Company recorded a Gain on marketable securities of $2,219 related to its Long-term restricted investments that are contained within the Supplemental Executive Savings Plan. For additional information, please refer to Note 11, Retirement and Other Benefit Plans, in the notes to the audited consolidated financial statements in this Annual Report.
Gain on Extinguishment of Debt. In 2018, Air Wisconsin entered into a debt restructuring agreement with a lender which was classified as a troubled debt restructuring. As such, the future undiscounted interest payments were capitalized as part of the carrying value of the debt. The prepayment of any of this debt results in the abatement of the future interest amounts that were previously capitalized as part of the 2018 debt restructuring and are recognized as a gain on extinguishment of debt. Similarly, a repayment of the debt at a discount is also recognized as gain on extinguishment of debt to the extent of the discount realized. For additional information, please refer to Note 7, Debt, in the notes to the audited consolidated financial statements included in this Annual Report.
Other, Net. Other expenses include income (expense) derived from activities not classified in any other area of the consolidated statements of operations.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing operating performance and deciding how to allocate resources. In consideration of Accounting Standards Codification Topic 280, Segment Reporting, we are not organized around specific services or geographic regions. For the year ended December 31, 2023, we operated in one service line providing scheduled flight services pursuant to the United capacity purchase agreement until early June 2023, and pursuant to the American capacity purchase agreement commencing in March 2023. Additionally, our chief operating decision maker, which is our chief executive officer, uses the Company's consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the board of directors. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable accounting guidance, management has concluded that we are organized and operate as one operating and reportable segment.
Results of Operations
Comparison of the Years Ended December 31, 2023 and December 31, 2022
We had an operating loss of $36.9 million for the year ended December 31, 2023, compared to operating income of $14.7 million in the year ended December 31, 2022. For the year ended December 31, 2023, we had a net loss of $16.0 million compared to net income of $7.5 million for the year ended December 31, 2022.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Year Ended December 31,
	2023	2022 As Restated	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	905,729	1,253,896	(348,167)	(27.8%)
Actual Block Hours	87,011	107,666	(20,655)	(19.2%)
Actual Departures	61,769	70,280	(8,511)	(12.1%)
Revenue Passenger Miles (“RPMs”) (in thousands)	759,844	1,053,754	(293,910)	(27.9%)
Average Stage Length (in miles)	301	365	(64)	(17.5%)
Contract Revenue Per Available Seat Mile (in cents)	21.95 ¢	19.11 ¢	2.84 ¢	14.9%
Passengers	2,502,123	2,859,047	(356,924)	(12.5%)
The decrease in ASMs, block hours, departures, passengers and RPMs during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the industry-wide pilot shortage which resulted in a significantly lower number of flights and the transition from flying for United to flying for American. During the transition period aircraft were removed from flight services for United and prepared for service for American. During this time, the transitioned aircraft did not generate revenue (other than with respect to the reimbursement of certain costs which are then recognized over the term of the American capacity purchase agreement on a proportional basis taking into account the number of flights actually completed relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement) and thus contribute to lower ASMs, block hours, departures, RPMs and passengers. The increase in contract revenue per available seat mile during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily attributable to increased rates in the American capacity purchase agreement, including subsequent amendments, when compared to the United capacity purchase agreement, along with the shorter average stage length.

Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2023	2022 As Restated	Change
Operating Revenues ($ in thousands):
Contract Revenues	$198,833	$239,602	$(40,769)	(17.0%)
Contract Services and Other	372	126	246	195.2%
Total Operating Revenues	$199,205	$239,728	$(40,523)	(16.9%)
Total operating revenues decreased $40.8 million, or 17.0%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decrease in block hours and departures as a result of the industry-wide pilot shortage, which resulted in a significantly lower number of flights. The transition of flying from United to American during the year ended December 31, 2023 also contributed to lower contract revenues as the aircraft did not generate contract revenues during the aircraft transition period (other than for the reimbursement of certain costs which are then recognized over the term of the American capacity purchase agreement as described above) and the American capacity purchase agreement provides for flying fewer total aircraft based on pilot availability. For additional information, please refer to Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2023	2022	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$121,697	$109,831	$11,866	10.8%
Aircraft Fuel and Oil	517	169	348	205.9%
Aircraft Maintenance, Materials and Repairs	60,783	67,096	(6,313)	(9.4%)
Other Rents	6,210	6,582	(372)	(5.7%)
Depreciation, Amortization and Obsolescence	25,523	26,327	(804)	(3.1%)
Purchased Services and Other	21,346	14,992	6,354	42.4%
Total Operating Expenses	$236,076	$224,997	$11,079	4.9%
Our total operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $11.9 million, or 10.8%, to $121.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily driven by increases in pilot wages due to pay rate increases of $4.9 million and pilot bonuses of $2.1 million, $2.2 million for a non-cash adjustment related to the supplemental executive savings plan, maintenance employee wages of $2.5 million, payroll taxes of $1.0 million, and management wages of $0.8 million. These increases were offset by decreases to employee benefits of $1.0 million, flight attendant wages of $0.7 million, and a net decrease in other personnel expenses of $0.1 million. For additional information regarding the adjustment to the supplemental executive savings plan, please refer to Note 11, Retirement and Other Benefit Plans, in the notes to the audited consolidated financial statements in this Annual Report.

Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the United and American capacity purchase agreements during the years ended December 31, 2023 and December 31, 2022 were directly paid to suppliers by American and United. However, during the year ended December 31, 2023, Air Wisconsin incurred an increase of $0.3 million, or 205.9%, in fuel costs related to maintenance flights and preparing its aircraft for flight services pursuant to the American purchase agreement. We were responsible for the cost of aircraft oil under the United capacity purchase agreement and continue to be responsible for these costs under the American capacity purchase agreement, although this expense is not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $6.3 million, or 9.4%, to $60.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily as a result of reduced flying levels during the year ended December 31, 2023 when compared to 2022. The decrease was primarily driven by decreases in materials used of $2.6 million, engine repairs of $2.3 million, airframe repairs of $1.9 million, and net scraps, shop supplies, tools, and freight of $0.9 million. These decreases were partially offset by an increase in engine overhaul amortization of $1.4 million.
Other Rents. Other rents expense decreased $0.4 million, or 5.7%, to $6.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily as a result of decreases in flight simulator rent of $0.3 million due to rent abatement and spare engine rent of $0.1 million.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.8 million, or 3.1%, to $25.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This was primarily due to $0.9 million of obsolescence expense recorded in the year ended December 31, 2022, while no obsolescence expense was recorded in the year ended December 31, 2023.
Purchased Services and Other. Purchased services and other expense increased $6.4 million, or 42.4%, to $21.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to increased legal expenses of $7.0 million related to the United arbitration, and increased landing fees of $0.4 million. These increases were partially offset by an increase in gains on asset disposals of $0.7 million, along with overall decreases in professional and technical fees of $0.4 million, and all other services and supplies of $0.1 million.
Other (Expense) Income
Interest and Dividend Income. Interest and dividend income decreased $1.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in interest earned on notes receivable due from United of $1.8 million, which was partially offset by an increase in investment income earned on marketable securities and other investments of $0.6 million.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Gain(Loss) on Marketable Securities and Long-term Restricted Investments. Gain on marketable securities and long-term restricted investments increased $14.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to an increase in the market value of our marketable securities and a non-cash adjustment in the amount of $2.2 million related to Long-term restricted investments within the SESP, which was added to the consolidated financial statements as of December 31, 2023. We recorded unrealized gains of $3.7 million in the year ended December 31, 2023, compared to an unrealized loss of $8.8 million recorded for the year ended December 31, 2022. For additional information regarding the adjustment related to the SESP, please refer to Note 11, Retirement and Other Benefit Plans. in the notes to the audited consolidated financial statements in this Annual Report.
Gain on Extinguishment of Debt. Gain on extinguishment of debt increased $6.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the discounted prepayment of Air Wisconsin's outstanding third-party secured debt in December 2023. For additional information, please refer to Note 7, Debt, in notes to the audited consolidated financial statements in this Annual Report.
Other, Net. Other income and expense was immaterial and relatively unchanged for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Net (Loss) Income
Net loss for the year ended December 31, 2023 was $16.0 million, or $0.39 per basic and diluted share, compared to net income of $7.5 million, or $0.14 per basic share and $0.11 per diluted share, for the year ended December 31, 2022. For additional information, please refer to Note 14, Earnings Per Share and Equity, in the notes to the audited consolidated financial statements in this Annual Report.
The net loss for the year ended December 31, 2023, compared to the net income for the year ended December 31, 2022, primarily resulted from the industry-wide pilot shortage, which resulted in a significantly lower number of flights, and the transition from flying for United to flying for American. At the same time, overall operating expenses increased primarily due to an increase in pilot wages and bonuses, and legal fees related to the United arbitration. The decrease in operating revenues and increase in operating expenses were partially offset by gains on marketable securities and Long-term restricted investments, and gains on extinguishment of debt.
Income Taxes
In the year ended December 31, 2023, our effective tax rate was 17.4%, compared to 40.6% in the year ended December 31, 2022. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets. The primary driver of the effective tax rate difference between 2023 and 2022 was the establishment of valuation allowances in 2023 on deferred tax assets that are ordinary in nature.
We recorded an income tax benefit of $3.4 million and an income tax provision of $5.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.
The income tax benefit for the year ended December 31, 2023 resulted in an effective tax rate of 17.4%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in valuation allowances on deferred tax assets that are capital in nature. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.
The income tax provision for the year ended December 31, 2022 resulted in an effective tax rate of 40.6%, which differed from the U.S. federal statutory rate of 21% primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and valuation allowances recorded against deferred tax assets that are capital in nature. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.
As of December 31, 2023, and December 31, 2022 we had federal net operating loss carryforwards of approximately $31.6 million and $14.7 million, and state net operating loss carryforwards of approximately $28.7 million and $15.5 million, respectively. The state net operating losses expire beginning in 2027, with some states having either longer expiration periods or none at all.
The Company plans to file amended 2021 and 2022 federal and state income tax returns as a result of the United Arbitration Award and the restatement of the previously issued consolidated financial statements as discussed in Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements in this Annual Report. The 2021 amended income tax returns are expected to result in federal and state tax refunds of approximately $0.3 million and $0.1 million, respectively. The 2022 amended income tax returns are expected to result in federal and state tax refunds of approximately $6.5 million and $0.6 million, respectively. The anticipated 2021 and 2022 federal tax refunds are reflected in Other assets in the long-term section in the consolidated balance sheets for the year ended December 31, 2023, while the anticipated state tax refunds are divided between Receivables, net and Other (long-term assets) in the amounts of $0.4 million and $0.2 million, respectively, in the consolidated balance sheets. The classification of these amounts is dependent on when the Company expects to receive the anticipated tax refund amounts. The filing of the 2022 federal amended tax return will also result in a net operating loss carryforward to 2023 of approximately $14.7 million, and various state net operating loss carryforwards to 2023 totaling approximately $14.2 million.

For additional information, please refer to Note 6, Income Taxes, in the notes to the audited consolidated financial statements in this Annual Report.
Liquidity and Capital Resources
Air Wisconsin’s departures and block hours in the year ended December 31, 2023 and the year ended December 31, 2022 were below pre-COVID-19 levels, generally due to the industry-wide pilot shortage. For the year ended December 31, 2023, departures and block hours were also negatively affected by the transition in flying from United to American. The resulting decrease in operating revenues was partially offset by gains on marketable securities and gains on extinguishment of debt during the year ended December 31, 2023. We also experienced an overall increase in operating expenses primarily due to an increase in pilot wages and bonuses and legal fees related to the United arbitration. We are taking actions based on currently available information to address the changing business environment and competitive landscape, including fleet strategy changes announced by several major airlines; however, we cannot predict what changes in circumstances and future developments may occur or what effect those changes or developments may have on our business or strategy.
Sources and Uses of Cash
Historically, our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities balances, and Air Wisconsin’s cash flows from operations. As of December 31, 2023, our cash and cash equivalents balance was $20.8 million and we held $92.7 million of marketable securities. For the year ended December 31, 2023, cash used in operations was $12.0 million, and for the year ended December 31, 2022, cash provided by operations was $45.0 million.
In December 2023, Air Wisconsin prepaid all of the outstanding principal balance and accrued interest on its third-party secured debt with a payment of $46.4 million. This reflected a 5.5% discount to the outstanding principal balance of that debt and resulted in the abatement of the future undiscounted interest payments that, as a result of a prior restructuring, had been capitalized as part of the $52.1 million carrying value of the debt. As a result, as of December 31, 2023 Air Wisconsin no longer had any debt service requirements.
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which include outlays for capital expenditures, labor, and maintenance costs. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and increased labor costs due to shortages of qualified pilots and mechanics. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect current market conditions and our projected demand. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the year ended December 31, 2023, we incurred $4.5 million in capital expenditures primarily related to purchases of rotable parts and capitalized engine overhauls. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.
Air Wisconsin’s ability to fund its operations and execute its business strategy depends, in part, on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations, it may need to obtain new equity or debt financing to fund its operations and execute its business plan.
We believe anticipated cash flows from operations, our existing cash and cash equivalent balances, and marketable securities balances will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing. To the extent our operating results differ from our financial projections or historical results, our liquidity may be adversely impacted.
Restricted Cash
As of December 31, 2023, in addition to cash and cash equivalents of $20.8 million, the Company had $0.8 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.

Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2023	2022 As Restated	Change
Net cash (used in) provided by operating activities	$(12,027)	$45,034	$(57,061)	(126.7%)
Net cash provided by (used in) investing activities	$60,271	$(29,732)	$90,003	302.7%
Net cash used in financing activities	$(60,895)	$(19,739)	$(41,156)	(208.5%)
Cash (Used in) Provided by Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $12.0 million. We had a net loss during the period of $16.0 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $29.7 million, accounts receivable of $5.6 million, contract liabilities of $1.1 million, and prepaid expenses and other of $1.8 million, which were offset by decreases for deferred revenue of $11.6 million, accounts payable of $7.8 million, gain on extinguishment of debt of $6.2 million, gain on marketable securities of $3.7 million, deferred income taxes of $3.3 million, accrued payroll and employee benefits of $1.5 million, gain on disposition of property of $0.5 million, and sales lease receivable of $0.2 million.
During the year ended December 31, 2022, net cash provided by operating activities was $45.0 million. We had net income during the period of $7.5 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $29.1 million, the prepayment by United of the $46.1 million balance due under a note receivable, loss on marketable securities of $8.8 million, and deferred income taxes payable of $5.2 million, which were offset by decreases for deferred revenue of $33.2 million, prepaid expenses and other of $4.3 million, accounts receivable of $4.0 million, contract liabilities, of $7.4 million, and accrued payroll and employee benefits of $1.9 million.
Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities was $60.2 million, of which approximately $99.9 million was from sales of marketable securities, offset by $35.1 million for purchases of marketable securities and $4.5 million for Additions to property and equipment.
During the year ended December 31, 2022, net cash used in investing activities was $29.7 million, of which $24.3 million was for purchases of marketable securities and $5.5 million was for Additions to property and equipment.
Cash Used in Financing Activities
During the year ended December 31, 2023, net cash used in financing activities was $60.9 million, reflecting $55.0 million in prepayments of long-term debt, $1.3 million of dividends paid on preferred stock and $4.5 million to repurchase shares of Harbor's common stock.
During the year ended December 31, 2022, net cash used in financing activities was $19.7 million, reflecting $6.3 million in repayments of long-term debt, $0.8 million of dividends paid on preferred stock, $1.0 million for the cancellation of a stock option, and $11.7 million to repurchase shares of Harbor's common stock.
Commitments and Contractual Obligations
In December 2023, Air Wisconsin prepaid at a discount all of its outstanding third-party secured debt and accrued interest. This prepayment resulted in a $6.2 million gain on extinguishment of debt due to a 5.5% discount on the outstanding principal balance negotiated by Air Wisconsin and a decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt. As a result, as of December 31, 2023, the carrying value of the debt was $0 and Air Wisconsin no longer had any debt service requirements.

As of December 31, 2023, Air Wisconsin had $8.6 million of operating lease obligations primarily related to certain training simulators and facilities.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of December 31, 2023:

Fiscal Year	Amount
2024	$5,329
2025	2,596
2026	202
2027	75
2028	60
Thereafter	298
Total lease payments	$8,560
Series C Convertible Redeemable Preferred Stock
In January 2020, Harbor completed an acquisition from Southshore of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of Harbor’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these CRJ-200 regional jets and GE engines from Southshore. In January 2020, Harbor filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which establishes the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred.
The Series C Preferred accrued cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which were cumulative and compounded quarterly to the extent dividends had not been declared by the board of directors (the “Preferential Dividends”). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends could be increased by an additional 1.0% per annum per share for each six-month period following such election (the “Dividend Ratchet”). At the option of the board of directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends could be paid in additional shares of Series C Preferred (the “PIK Dividends”).
Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (the “Conversion Price”). The Conversion Price as of December 31, 2023, was $0.15091. The Conversion Price was subject to further adjustment as described in the Certificate of Designations.
The conversion of Series C Preferred was subject to a limitation on the number of shares of the common stock that could be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80 (the “Conversion Cap”), plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that could not be converted pursuant to the limitation described herein (the “Conversion Cap Excess Shares”), from and after December 31, 2022, in addition to the Preferential Dividends, could accrue cumulative quarterly dividends equal to an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter (the “Conversion Cap Excess Dividends”).
In the event of any liquidation, dissolution or winding up of Harbor or a sale of Harbor, the Series C Preferred were entitled to receive, prior and in preference to any distribution of any assets of Harbor to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential

Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends ("Series C Liquidation Amount").
On each of March 31, 2023, June 30, 2023, September 27, 2023, and December 17, 2023, the board of directors declared a Preferential Dividend of $198 on the Series C Preferred, which was paid on March 31, 2023, June 30, 2023, September 29, 2023 and December 29, 2023, respectively. On those same dates, the board of directors also declared Conversion Cap Excess Dividends on the Series C Preferred, which were paid in the amount of $53, $107, $161 and $214, respectively.
On each of March 30, 2022, June 30, 2022, September 30, 2022, and December 30, 2022, the board of directors declared a Preferential Dividend of $198 on the Series C Preferred, which was paid on March 31, 2022, June 30, 2022, September 30, 2022 and December 30, 2022, respectively.
Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion was not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive (as was the case for the year ended December 31, 2023, due to the net loss position).
Harbor accounts for its Series C Preferred in accordance with the guidance in Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets in our audited consolidated financial statements included in this Annual Report.
In June 2024, 754,550 shares of the Series C Preferred were converted into 16,500,000 shares of Harbor's common stock (representing approximately 28.2% of Harbor's common stock), and the remaining 3,245,450 shares of the Series C Preferred, all of which were Conversion Cap Excess Shares, were redeemed for an aggregate cash payment in the amount of $10,709,985. After giving effect to such conversion and redemption, no shares of the Series C Preferred are outstanding.
For additional information, please refer to Note 12, Related-Party Transactions, in this Annual Report.
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
In December 2018, Air Wisconsin entered into a debt restructuring arrangement with the Lender, as holder of all of the senior aircraft notes and subordinated aircraft notes, and a loan trustee for the Lender (the “Loan Trustee”). The seven original credit agreements were amended and restated as part of that restructuring, and those seven amended and restated credit agreements (collectively, the “Aircraft Credit Agreements”) remained in effect until December 2023.
Prior to the restructuring, the aggregate outstanding principal amount of the senior aircraft notes and the subordinated aircraft notes was approximately $246.8 million. Pursuant to the restructuring, the outstanding principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full, and the senior aircraft notes outstanding under the original credit agreements were cancelled and exchanged for notes in an outstanding principal amount of $70.0 million. All principal on the senior aircraft notes in excess of $70.0 million and all interest accrued on the senior aircraft notes prior to December 24, 2018 were forgiven and deemed paid in full. The notes issued under the Aircraft Credit Agreements (collectively, the “Aircraft Notes”) bore interest at the rate of 4.0% per annum and had a maturity date of December 31, 2025. Interest on the Aircraft Notes was paid quarterly. The principal amount of the Aircraft Notes was payable in semi-annual installments of $3.5 million with certain additional amounts payable based on excess cash flow. Each Aircraft Note issued pursuant to an Aircraft Credit Agreement was secured by each aircraft acquired with the proceeds of any of the original seven credit agreements and by certain spare aircraft, spare engines and spare parts.

In December 2023 Air Wisconsin prepaid the entire outstanding principal balance under the Aircraft Notes. This prepayment resulted in a $6.2 million gain on extinguishment of debt due to a 5.5% discount on the outstanding principal balance negotiated by Air Wisconsin and a decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt. As a result, Air Wisconsin eliminated its debt service requirements, the liens and security interests securing the Aircraft Notes were released, and it ceased being subject to the restrictive covenants contained in the Aircraft Credit Agreements.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement ("PSP-1 Agreement") with the U.S. Department of Treasury("Treasury") for payroll support under the CARES Act and received approximately $42.2 million, all of which was received in the year ended December 31, 2020. In March 2021, Air Wisconsin entered into a Payroll Support Program Extension Agreement ("PSP-2 Agreement") with the Treasury for payroll support under the PSP Extension Law and received approximately $33.0 million, all of which was received in the year ended December 31, 2021. In June 2021 the Treasury entered into a Payroll Support Program 3 Agreement ("PSP-3 Agreement", and together with the PSP-1 Agreement and the PSP-2 Agreement, the "PSP Agreements") with Air Wisconsin for payroll support under the American Rescue Plan, and Air Wisconsin received approximately $33.3 million, all of which was received in the year ended December 31, 2021.
The PSP Agreements contain various covenants, some of which have expired. The surviving covenants require that (i) the payroll support proceeds must have been used exclusively for the payment of wages, salaries and benefits, and (ii) Air Wisconsin cannot pay total compensation to certain employees in excess of certain total compensation caps. If Air Wisconsin failed to comply with any of its expired obligations or failed or fails to comply with any of its continuing obligations under these agreements, it may be required to repay some or all of the funds provided to it under the PSP Agreements. Any such default, acceleration, insolvency or failure to comply would likely have a material adverse effect on the Company’s business. In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. The OIG initially determined that Air Wisconsin overstated its awardable amount on its PSP-1 application; however, Air Wisconsin does not believe it will be required to repay any amounts to the Treasury, and the Treasury has not required Air Wisconsin to repay any amounts. No such audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the date of this filing. For additional information, please refer to Note 10, Commitments and Contingencies, in this Annual Report.
Maintenance Commitments
Air Wisconsin is party to a non-exclusive heavy maintenance services agreement for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin. The non-exclusive heavy maintenance services agreement is subject to certain escalation of labor rates and has a term that has been extended through September 2026. Additionally, Air Wisconsin has committed to additional lines of heavy maintenance services with respect to its airframes with a second vendor.
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
We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
Revenue Recognition
In performing an analysis of the American and United capacity purchase agreements within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), each issued by the Financial Accounting Standards Board ("FASB"), the Company determined that a portion of the payments it receives under the agreements that is designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” is considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements is considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, the Company determined the non-lease component to be the predominant component of each capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement and, formerly, pursuant to the United capacity purchase agreement has been accounted for under ASC 606.
Because our flights provide distinct services that have the same pattern of transfer to the customer, which are satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services provided under the American capacity purchase agreement (and the flight services previously provided under the United capacity purchase agreement), represent a series of services that are accounted for as a single performance obligation. Therefore, our contract revenues are recognized when service is provided and our performance obligation is determined on a per completed flight basis. The performance obligation of each completed flight is measured using departures.
Under each agreement, Air Wisconsin is entitled to receive a fixed rate for each departure and block hour (measured from takeoff to landing, including taxi time), and a fixed amount per covered aircraft per day (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds under the American capacity purchase agreement), in each case subject to annual increases during the term of the agreement. Air Wisconsin’s performance obligation is met and revenue is recognized over time, which is then reflected in contract revenues. Each agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes.
As discussed above, under the American capacity purchase agreement, and previously the United capacity purchase agreement, Air Wisconsin is paid a fixed amount per aircraft per day for each month during the term of the agreement. Previously, under the United capacity purchase agreement, in accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues and continued to do so through June 1, 2023, the end of the contract period. Accordingly, during the year ended December 31, 2023, Air Wisconsin recognized $11.6 million of fixed revenues that were previously deferred, compared to recognition of $33.2 million of fixed revenues that were previously deferred in the year ended December 31, 2022. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement adjusted over the contract term based on the number of flights completed in each reporting period relative to the number of flights that had been expected to be completed over the remaining contract term.

Long-Lived Assets
As of December 31, 2023, we had approximately $75.8 million of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. We also make a determination as to the asset group to be tested and whether the enterprise level is the appropriate level for such testing. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets, a significant adverse change in the extent or manner in which long-lived assets (asset group) are being used, and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. In the Company's situation the lowest level for which identifiable cash flows are available is at the enterprise level.
Income Taxes
The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Deferred tax expense represents the result of changes in deferred tax assets and liabilities. Estimating our tax assets and liabilities involves judgments related to uncertainties in the application of complex federal and state tax regulations. Determining whether deferred tax assets are impaired requires significant judgment, including but not limited to, forecasting the reversal of temporary differences due to these basis differences. A valuation allowance is provided for those deferred tax assets for which we cannot conclude that it is more likely than not that such deferred tax assets will be realized. In determining the amount of any valuation allowance, in addition to the reversal of temporary differences, estimated future taxable income as well as feasible tax planning strategies for each taxing jurisdiction, are considered. If we determine it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we determine we are more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance was previously provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense. In addition to our assessment of the need for valuation allowances, we make certain estimates and judgments to determine tax expense for financial statement purposes as we evaluate the effect of tax credits, tax benefits, and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to our tax provision in future periods. Each fiscal quarter we re-evaluate our tax provision and reconsider our estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
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
The Company is subject to federal, state and local income taxes in the United States and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2020. With a few exceptions, the Company is no longer subject to state or local income tax examinations for the years prior to 2019. As of December 31, 2023, the Company had no outstanding tax examinations.
Upcoming Accounting Pronouncements
For information about upcoming accounting pronouncements, please refer to Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements included in this Annual Report.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2022, Air Wisconsin had $61.2 million of secured debt that was subject to fixed interest rates. In December 2023, Air Wisconsin prepaid all of its outstanding debt including accrued interest. As of December 31, 2023, the Company had no outstanding debt. As a result of the fixed interest rate on the debt, a hypothetical change in market interest rates prior to the prepayment of the debt would not have had an impact on the interest expense incurred by Air Wisconsin.
We have not generated or incurred, and do not expect to generate or incur, revenue or expenses in foreign currencies. As a result, we have not been, and do not expect to be, subject to foreign currency exchange risk.
Although airplane fuel is typically a material cost incurred by airlines, pursuant to the American capacity purchase agreement, American sources, procures and directly pays third-party vendors for substantially all fuel used in the performance of the agreement. As a result, Air Wisconsin is largely insulated from volatility related to changes in fuel prices.
We do not believe that inflation has historically had a material effect on our business, financial condition, or results of operations. However, if Air Wisconsin’s operating costs continue to be subject to significant inflationary pressures, including as a result of upward pressure on pilot and other labor wages and third-party vendor costs, it may not be able to fully offset or recover such increased costs under the American capacity purchase agreement, which could have a material adverse impact on our operating results.
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report as set forth in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Harbor Diversified, Inc. and Subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Harbor Diversified, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2022 financial statements
As discussed in Note 2, the 2022 financial statements have been restated to correct misstatements.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
New capacity purchase agreement with American Airlines

As described further in Note 1 to the financial statements, the Company entered into a new capacity purchase agreement (“CPA”) and related amendments with American Airlines (“American”) during 2023. The Company performed an analysis of the American CPA and related amendments in accordance with the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), and ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). After consideration of the lease and non-lease components within the context of ASC 842, the Company elected the practical expedient to not separate the lease and non-lease components. As a result, all compensation received by the

Company under the American CPA and related amendments has been accounted for under ASC 606. We identified the accounting treatment of the American CPA and related amendments as a critical audit matter.

The principal considerations for our determination that the accounting treatment of the American CPA and related amendments is a critical audit matter are the high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate whether terms and conditions of the American CPA and related amendments were appropriately identified and evaluated by management with respect to the application of ASC 606 and considerations of ASC 842.

Our audit procedures related to the accounting treatment of the American CPA and related amendments included the following, among others:

•We obtained and read the American CPA and related amendments.

•We consulted with national office resources regarding the appropriateness of management’s application of accounting for the American CPA and related amendments under ASC 606 and considerations of ASC 842.

•We obtained the Company’s revenue schedules and recalculated the revenue recognized under the American CPA and related amendments. Additionally, we confirmed revenue recognized directly with American and compared revenue recognized to cash collected.

•We assessed the sufficiency of management’s disclosures related to the revenue recorded under the American CPA and related amendments.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Milwaukee, Wisconsin
October 24, 2024

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands, except share amounts and per share values)

Year ended December 31,	2023	2022 As Restated
Assets
Current Assets
Cash and cash equivalents	$20,776	$33,333
Restricted cash	755	849
Marketable securities	92,747	153,827
Receivables, net	5,592	11,419
Sales lease receivable, net	753	—
Spare parts and supplies, net	4,810	4,579
Contract costs	111	143
Prepaid expenses and other	2,115	3,732
Total Current Assets	127,659	207,882
Property and Equipment
Flight property and equipment	260,471	263,970
Ground property and equipment	8,792	8,055
Less accumulated depreciation and amortization	(193,457)	(169,766)
Net Property and Equipment	75,806	102,259
Other Assets
Operating lease right-of-use asset	10,270	13,480
Intangibles	5,300	5,300
Long-term sales lease receivable, net	1,171	—
Long-term deferred tax assets	—	258
Long-term investments	4,275	4,275
Long-term contract costs	578	—
Long-term restricted investments	3,194	—
Other	8,051	9,053
Total Other Assets	32,839	32,366
Total Assets	$236,304	$342,507
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands, except share amounts and per share values)

Year ended December 31,	2023	2022 As Restated
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$12,385	$20,165
Accrued payroll and employee benefits	11,495	12,989
Current portion of operating lease liability	4,938	5,091
Other accrued expenses	67	137
Contract liabilities, net	100	1,985
Deferred revenues	—	11,601
Current portion of long-term debt (stated principal amount of $0 as of December 31, 2023 and $7,000 as of December 31, 2022)	—	9,154
Total Current Liabilities	28,985	61,122
Other Liabilities
Long-term debt (stated principal amount of $0 as of December 31, 2023 and $48,600 as of December 31, 2022)	—	52,068
Long-term promissory note	4,275	4,275
Deferred tax liability	1,983	5,510
Long-term operating lease liability	3,010	5,849
Long-term contract liabilities, net	2,984	—
Long-term deferred compensation	3,216	—
Other	2,007	1,977
Total Long-Term Liabilities	17,475	69,679
Commitments and Contingencies (Note 10)
Mezzanine Equity
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at December 31, 2023 and December 31, 2022	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized, 55,481,140 shares issued at December 31, 2023 and December 31, 2022, 43,126,355 shares outstanding at December 31, 2023 and 45,219,737 shares outstanding at December 31, 2022	555	555
Additional paid-in capital	284,340	285,668
Retained deficit	(88,719)	(72,734)
Treasury stock	(19,532)	(14,983)
Total Stockholders’ Equity	176,644	198,506
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$236,304	$342,507
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except share amounts and per share values)

Year ended December 31,	2023	2022 As Restated
Operating Revenues
Contract revenues	$198,833	$239,602
Contract services and other	372	126
Total Operating Revenues	199,205	239,728
Operating Expenses
Payroll and related costs	121,697	109,831
Aircraft fuel and oil	517	169
Aircraft maintenance, materials and repairs	60,783	67,096
Other rents	6,210	6,582
Depreciation, amortization and obsolescence	25,523	26,327
Purchased services and other	21,346	14,992
Total Operating Expenses	236,076	224,997
(Loss) Income From Operations	(36,871)	14,731
Other Income (Expense)
Interest and dividend income	5,476	6,690
Interest expense	(15)	(3)
Gain (Loss) on marketable securities and long-term restricted investments	5,870	(8,826)
Gain on extinguishment of debt	6,204	53
Other, net	(14)	(11)
Total Other Income (Expense)	17,521	(2,097)
Net (Loss) Income Before Taxes	(19,350)	12,634
Income Tax (Benefit) Expense	(3,365)	5,132
Net (Loss) Income	(15,985)	7,502
Preferred stock dividends	1,328	792
Net (loss) income available to common stockholders	$(17,313)	$6,710
Basic earnings per share	$(0.39)	$0.14
Diluted earnings per share	$(0.39)	$0.11
Weighted average common shares:
Basic	44,043,175	46,358,909
Diluted	44,043,175	62,956,890
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2021	4,000	$13,200	53,316	2,165	$555	$287,429	$(80,236)	$(3,280)	$204,468
Net income as restated	—	—	—	—	—	—	7,502	—	7,502
Repurchase of stock options	—	—	—	—	—	(969)	—	—	(969)
Preferred stock dividends	—	—	—	—	—	(792)	—	—	(792)
Repurchased stock	—	—	(8,096)	8,096	—	—	—	(11,703)	(11,703)
Balance, December 31, 2022, As Restated	4,000	$13,200	45,220	10,261	$555	$285,668	$(72,734)	$(14,983)	$198,506
Net loss	—	—	—	—	—	—	(15,985)	—	(15,985)
Preferred stock dividends	—	—	—	—	—	(1,328)	—	—	(1,328)
Repurchased stock	—	—	(2,094)	2,094	—	—	—	(4,549)	(4,549)
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

Year ended December 31,	2023	2022 As Restated
Cash Flows from Operating Activities
Net (loss) income	$(15,985)	$7,502
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and obsolescence allowance	25,523	26,327
Amortization of engine overhauls	4,202	2,757
Deferred income taxes	(3,269)	5,216
(Gain) loss on disposition of property and equipment	(523)	181
(Gain) loss on marketable securities	(3,651)	8,826
Gain on extinguishment of debt	(6,204)	(53)
Changes in operating assets and liabilities:
Accounts receivable	5,636	(3,997)
Sales lease receivable	208	—
Notes receivable	—	46,139
Spare parts and supplies	(231)	(324)
Prepaid expenses and other	1,843	(4,286)
Operating lease right-of-use asset	218	112
Accounts payable	(7,780)	105
Accrued payroll and employee benefits	(1,494)	(1,896)
Other accrued expenses	(70)	(35)
Long-term deferred revenues	—	(9,046)
Contract liabilities	1,099	(7,439)
Deferred revenues	(11,601)	(24,191)
Other long-term liabilities	52	(864)
Net Cash (Used in) Provided by Operating Activities	(12,027)	45,034
Cash Flows from Investing Activities
Additions to property and equipment	(4,487)	(5,513)
Proceeds on disposition of property and equipment	27	64
Purchase of marketable securities	(35,132)	(24,283)
Sale of marketable securities	99,863	—
Net Cash Provided by (Used in) Investing Activities	60,271	(29,732)
Cash Flows from Financing Activities
Repayments of long-term debt	(55,018)	(6,275)
Dividends paid on preferred stock	(1,328)	(792)
Repurchase of stock options	—	(969)
Repurchase of common stock	(4,549)	(11,703)
Net Cash Used in Financing Activities	(60,895)	(19,739)
Decrease in Cash, Cash Equivalents and Restricted Cash	(12,651)	(4,437)
Cash, Cash Equivalents and Restricted Cash, beginning of year	34,182	38,619
Cash, Cash Equivalents and Restricted Cash, end of year	$21,531	$34,182
See accompanying notes to consolidated financial statements.
See Note 16 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands, except share amounts and per share values)
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Harbor Diversified, Inc. ("Harbor") and its subsidiaries (collectively, the "Company").
Harbor is a non-operating holding company that is the parent of a consolidated group of wholly-owned subsidiaries, including AWAC Aviation, Inc. ("AWAC"), which is the sole member of Air Wisconsin Airlines LLC ("Air Wisconsin"), which is a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC ("Lotus"), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC ("AWF"), which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. ("Therapeutics"), which is a non-operating entity with no material assets.
Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.
Description of Operations
The Company has principal lines of business focused on (1) providing regional air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Additionally, Air Wisconsin is continuing to explore aircraft leasing opportunities and entered into its first short-term aircraft lease in September 2022. This lease was subsequently renegotiated into a sales-type lease in December 2023. For additional information refer to Note 9, Sales-type Lease.
The airline business is operated entirely through Air Wisconsin, which is an independent regional air carrier. For the year ended December 31, 2023, Air Wisconsin was engaged in the business of providing scheduled passenger service for American Airlines, Inc. ("American") under a capacity purchase agreement ("American capacity purchase agreement") which was entered into in August 2022. Prior to early June 2023, Air Wisconsin was also engaged in the business of providing scheduled passenger service for United Airlines, Inc. (“United”) under a capacity purchase agreement (“United capacity purchase agreement”) which was entered into in February 2017 and which terminated in early June 2023. Air Wisconsin has provided scheduled passenger service for American since March 1, 2023. Pursuant to the American capacity purchase agreement, Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. The American capacity purchase agreement also provides that the parties may discuss the possibility of adding CRJ-700 regional jets to Air Wisconsin’s fleet for the purpose of providing regional airline services under the agreement, but neither party is currently under any obligation with respect to these aircraft.
American became Air Wisconsin’s sole airline partner when all its aircraft were removed from United’s flying operations in early June 2023. As of December 31, 2023 Air Wisconsin had 45 in service for American.
For additional information, please refer to Note 4, Capacity Purchase Agreements with United and American.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification Topic 280, Segment Reporting, we are not organized around specific services or geographic regions. For the year ended December 31, 2023, we operated in one service line providing scheduled flight services in accordance with the United capacity purchase agreement until early June 2023, and in accordance with the American capacity purchase agreement commencing March 1, 2023. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the board of directors. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operate as one operating and reportable segment.
As further discussed below, substantially all of our operating revenues in the year ended December 31, 2023 were derived from both American and United, and in the year ended December 31, 2022 were derived from operations associated with United.
Contract Revenues
For the years ended December 31, 2023 and December 31, 2022, (i) approximately 63.8% and 0.0%, respectively, of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement and (ii) approximately 36.0% and 99.9%, respectively, of the Company’s operating revenues were derived from operations associated with the United capacity purchase agreement.
In performing an analysis of the American capacity purchase agreement, as amended, and the United capacity purchase agreement, as amended, within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that a portion of the payments it receives under the agreements that is designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” is considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements is considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, the Company determined the non-lease component to be the predominant component of each capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement and the United capacity purchase agreement has been accounted for under ASC 606.
Because our flights are distinct services that have the same pattern of transfer to the customer, satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised in the American capacity purchase agreement, and previously the United capacity purchase agreement, represent a series of services that are accounted for as a single performance obligation. Therefore, our contract revenues are recognized when service is provided and our performance obligation is met on a per completed flight basis. The performance obligation of each completed flight is measured using departures.
The United capacity purchase agreement terminated in early June 2023 and contract revenues have not been recorded under that agreement since then. In March 2023, Air Wisconsin commenced flying operations for American under the American capacity purchase agreement, at which time Air Wisconsin began recording contract revenues under that agreement.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. The American capacity purchase agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin is also eligible to receive bonus compensation, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. The contract revenues received under the American capacity purchase agreement are explained in more detail below.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed rate for each departure and block hour, and a fixed amount per covered aircraft per day, in each case subject to annual increases during the term of the agreement. Air Wisconsin’s performance obligation was met and revenue was recognized over time, which was then reflected in contract revenues. The United capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, or was required to pay penalties, based on the achievement, or failure to achieve, certain pre-established performance criteria. The contract revenues received under the United capacity purchase agreement are explained in further detail below.

Prior to the termination of the United capacity purchase agreement in early June 2023, United made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments were then subsequently reconciled with United based on actual completed flight activity. As of the date of this filing, these payments were reconciled through June 2023, the last month of United operations, and no further reconciliations are expected.
American makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with American based on actual completed flight activity. As of the date of this filing, payments through August 2024 have been reconciled. As of December 31, 2023, American owed Air Wisconsin $1,187, which is recorded in Receivables, net, in the consolidated balance sheets.
Prior to the termination of the United capacity purchase agreement in early June 2023, Air Wisconsin was eligible to receive incentive payments, or was required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The incentives were defined in the agreement, and performance was measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculated the incentives achieved, or penalties payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. Final reconciliations have been completed with United through June 2023. Air Wisconsin received net payments of $1,419 for the year ended December 31, 2023 as compared to $6,420 for the year ended December 31, 2022. As of December 31, 2023, Air Wisconsin had no amount recorded as part of Receivables, net, in the consolidated balance sheets related to net incentive amounts from United. As of December 31, 2022, Air Wisconsin recorded $2,307 as part of Receivables, net, in the consolidated balance sheets related to net incentive amounts.
Commencing in September 2023, Air Wisconsin became eligible under the American capacity purchase agreement to receive bonus payments, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The bonus and rebate amounts are defined in the agreement, and performance will be measured on a monthly or quarterly basis. At the end of each month or quarter, Air Wisconsin will calculate the bonus amounts achieved, or rebates payable, during that period and recognize revenue accordingly, subject to the variable constraint guidance under ASC 606. As of December 31, 2023, Air Wisconsin recorded $267 in rebate amounts payable under the American capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it continued to do so until the termination of the agreement in early June 2023. Accordingly, during the year ended December 31, 2023, Air Wisconsin recognized $11,601 of fixed revenues under the United capacity purchase agreement that were previously deferred, compared to $33,237 in the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022, deferred fixed revenues related to the United capacity purchase agreement in the amount of $0 and $11,601, respectively, were recorded as part of Deferred revenues in the consolidated balance sheets.
Under the United capacity purchase agreement, Air Wisconsin also recognized decreased non-refundable upfront fee revenues and increased fulfillment costs, both of which were amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. During the year ended December 31, 2023, Air Wisconsin recorded $1,335 of revenue from upfront fees and $143 of fulfillment costs under the United capacity purchase agreement, compared to $4,385 in revenue from upfront fees and $470 of fulfillment costs for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022, deferred upfront fee revenue in the amount of $0 and $1,335, respectively, under the United capacity purchase agreement is recorded as part of Contract liabilities, net in the consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin's ability to meet certain block hour utilization thresholds). Because the fixed daily amounts for each aircraft covered under the agreement are specifically related to the performance obligation completed during the period, they are recognized in contract revenues in the period in which the applicable flights are completed. During the year ended December 31, 2023, Air Wisconsin recorded $59,089 of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the consolidated statements of operations, compared to $0 for the year ended December 31, 2022.
Under the American capacity purchase agreement, Air Wisconsin is also entitled to be reimbursed for certain startup costs ("non-refundable upfront fee revenue"), such as livery changes to the aircraft, to prepare the aircraft for American flight services. Through December 31, 2023, Air Wisconsin incurred $3,998 in reimbursable costs, and it estimates that it will incur an additional $602 in reimbursable costs over the term of the American capacity purchase agreement. In accordance with GAAP, the Company will recognize revenue related to the total estimated non-refundable upfront fee revenue of $4,600 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the years ended December 31, 2023 and December 31, 2022, Air Wisconsin recognized $505 and $0 of non-refundable upfront fee revenues, respectively. As of December 31, 2023 and December 31, 2022, Air Wisconsin deferred $3,493, and $0, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual expenses incurred that will be reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of December 31, 2023 and December 31, 2022, deferred non-refundable upfront fee revenues in the amount of $662 and $0, respectively, were netted as part of short-term Contract liabilities, net, and $2,831 and $0, respectively, were recorded as part of Long-term contract liabilities, net in the consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin will also receive a monthly support fee and is reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 ("Amendment No. 1" and "Amendment No. 3", respectively) provided for a one-time payment to assist with increased costs related to pilot compensation as well as revised compensation rates to further assist Air Wisconsin with pilot compensation and retention. In accordance with GAAP, the Company recognizes revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the years ended December 31, 2023 and December 31, 2022, Air Wisconsin recognized $5,456 and $0, respectively, of revenue related to these amounts. As of December 31, 2023 and December 31, 2022 revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amounts of $562 and $0, respectively, were netted as part of short-term Contract liabilities, net, and revenues related to the monthly support fee in the amounts of $152 and $0, respectively, were recorded in Long-term contract liabilities, net in the consolidated balance sheets. Air Wisconsin’s contract liabilities related to the one-time pilot compensation assistance payment, estimated monthly support fee and heavy maintenance revenue will adjust over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement.
As part of the October 2020 amendment to the United capacity purchase agreement ("United Amendment"), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048 of which $4,410 was deferred as of December 31, 2020, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. In October 2021, in accordance with the United Amendment, Air Wisconsin received $294 for the opening of a crew base, of which $73 was deferred as of December 31, 2021, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. For the years ended December 31, 2023 and December 31, 2022, Air Wisconsin recorded $649 and $2,132, respectively, of revenue related to these items. As of December 31, 2023 and December 31, 2022, deferred revenue under the United Amendment, related to these items, in the amount of $0 and $649, was recorded as part of Contract liabilities, net in the consolidated balance sheets.
The timing of the recognition under the American capacity purchase agreement of non-refundable upfront fee revenue, fulfillment costs, monthly support fee revenues, heavy check maintenance revenues and one-time support fee revenues in future periods is subject to considerable uncertainty due to a number of factors, including the estimated revenue amounts to be received and the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. The amount of revenues recognized for the years ended December 31, 2023 and December 31, 2022 that were related to the United capacity purchase agreement and previously recorded as Contract liabilities, net was $1,985 and $6,517, respectively. During the years ended December 31, 2023 and December 31, 2022, there were no revenues recognized that were previously recorded as Contract liabilities, net related to the American capacity purchase agreement.
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
Restricted Cash
As of December 31, 2023 and December 31, 2022, the Company had a restricted cash balance of $755 and $849, respectively. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, please refer to Note 10, Commitments and Contingencies and Note 18, Stock Repurchase Program.
Receivables, net
Subsequent to June 30, 2023, the Company changed the description of Accounts receivable, net to Receivables, net in the consolidated balance sheets. The change did not result in the reclassification of items presented in prior periods. As of December 31, 2023 and December 31, 2022, the Company had a receivables, net balance of $5,592 and $11,419, respectively. The table below sets forth the major categories that make up the balances:

	December 31, 2023	December 31, 2022 As Restated
Trade receivables	$1,187	$1,612
Insurance and warranty claim receivables	1,506	2,710
Federal and state tax receivables	1,024	3,384
Other industry related receivables	1,883	3,731
Allowance for expected credit losses	(8)	(18)
Receivables, net	$5,592	$11,419
Other industry related receivables includes employee receivables related to such items as uniforms and relocation expenses, transactions with our unions, and credits from vendors.
Allowance for Credit Losses
The Company monitors publicly available credit ratings for entities for which the Company has a significant receivables balance. The Company determined that its receivables, as noted in the table above under Receivables, net, are primarily the result of its relationship with American and United, income tax refunds, or insurance related receivables. These receivables are payable by governmental entities or credit-worthy companies. Based on this the Company has not recorded an allowance for credit losses related to these receivables. The Company historically maintained, and continues to maintain, an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $8 and $18 as of December 31, 2023 and December 31, 2022, respectively. The Company will continue to monitor its financial instruments for expected credit losses under the newly adopted standard as further described below under Recently Adopted Accounting Pronouncement.
In December 2023, Air Wisconsin entered into a sale-type lease for one of its aircraft. The resulting Sales lease receivable was evaluated under ASC 326 resulting in an allowance for credit losses of $229 for the year ended December 31, 2023. For additional information, please refer to Note 9, Sales-type Lease.
Marketable Securities
The Company's equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities in the consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the period included in the consolidated statements of operations. As of December 31, 2023 the fair value of the Company's marketable securities was $92,747, and as of December 31, 2022, the fair value of Air Wisconsin's marketable securities was $153,827.
The calculation of net unrealized gains and losses that relate to marketable securities held as of December 31, 2023 and December 31, 2022 is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net gains (losses) recognized during the period on equity securities	$3,651	$(8,826)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities held as of the end of the period	$3,651	$(8,826)
Spare Parts and Supplies
Spare parts and supplies include an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provides for an allowance for obsolescence after considering the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance is based on management estimates and is subject to change. Expendable parts are charged to expense at average cost when used. Expendable parts that are repairable are returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies are stated at average cost. The inventory allowance was $17,146 and $17,180 as of December 31, 2023 and December 31, 2022, respectively.
The Company does, from time to time, consign certain of its spare parts and supplies to third parties for sale. Title of any such parts or supplies remains with the Company until a sale is made. To the extent the Company does consign any such spare parts and supplies, it is not material to its inventory. The Company views the net carrying value of any consigned spare parts and supplies to be $0 due to its obsolescence reserve.
Contract Costs
Contract costs arise from the incremental costs incurred to fulfill our capacity purchase agreements. They include costs such as aircraft painting and aircraft reconfiguration. Contract costs are amortized under the respective capacity purchase agreement based on the completion of our performance obligation as measured by departures. Air Wisconsin incurred certain contract costs ("fulfillment costs") prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred as of December 31, 2023 and December 31, 2022 were $774 and $0, respectively. The fulfillment costs incurred for the twelve months ended December 31, 2023 are included in Prepaid expenses and other in the Cash Flows from Operating Activities section in our consolidated statements of cash flows. These costs will be amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs expected to be amortized over the next one-year period are included in Contract costs in the Current Asset section of the consolidated balance sheets while those contract costs expected to be amortized in periods beyond one-year are included as Long-term Contract costs in the consolidated balance sheets. For the years ended December 31, 2023 and December 31, 2022, Air Wisconsin recorded $85 and $0, respectively, of amortization expense related to fulfillment costs. The amortization of fulfillment costs is included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section in our consolidated statements of cash flows. As of December 31, 2023, Contract costs and Long-term contract costs were $111 and $578, respectively, in our consolidated balance sheets and incurred under our capacity purchase agreement with American. As of December 31, 2022, Contract costs were $143 in our consolidated balance sheets and incurred under our capacity purchase agreement with United. There were no Long-term contract costs at December 31, 2022.
Contract Assets and Liabilities
Contract assets arise from revenue earned for services provided that was not yet billable to United or American as of the respective dates of the consolidated balance sheets. Contract liabilities arise from payments received in advance of services provided. Contract assets and liabilities expected to be settled within the next one-year period are netted in the consolidated balance sheets and included in Current Assets or Current Liabilities. Contract assets and liabilities expected to be settled more than a year in the future are netted and included in Long-term Assets or Long-term Liabilities in the consolidated balance sheets. As of December 31, 2023, the Company recorded current Contract liabilities, net of $100 and Long-term contract liabilities, net of $2,984 related to the American capacity purchase agreement. As of December 31, 2022, the Company recorded current Contract liabilities, net of $1,985 related to United capacity purchase agreement.
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
The table below sets forth the original cost of the Company’s fixed assets and accumulated depreciation or amortization as of the dates presented. The table excludes construction in process of $3,983 and $2,237 for the years ended December 31, 2023 and December 31, 2022, respectively. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.

For the years ended:	December 31, 2023		December 31, 2022
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$67,459	$48,011	$70,089	$40,544
Spare engines	160,694	119,575	163,708	103,834
Rotable parts	28,335	18,512	27,936	18,655
Ground equipment	2,912	2,277	2,718	2,063
Office equipment	4,757	4,391	4,519	4,218
Leasehold improvements	1,123	691	818	452
	$265,280	$193,457	$269,788	$169,766
Air Wisconsin’s capitalized engine maintenance costs are amortized over their estimated useful life measured in remaining engine cycles to the next scheduled shop visit. Lotus’ engine maintenance costs are expensed.

Depreciation expense in the years ended December 31, 2023 and December 31, 2022 was $25,295 and $24,911, respectively, and is included in depreciation, amortization and obsolescence in the accompanying consolidated statements of operations. Gains and losses from the disposals of fixed assets for the years ended December 31, 2023 and December 31, 2022 were a gain of $523 and a loss of $181, respectively, and are included in Purchased services and other on the accompanying consolidated statements of operations. A portion of the gains for the twelve months ended December 31, 2023 are related to assets disposed of in a sales-type lease transaction. For additional information, please refer to Note 9, Sales-type lease.
Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets
The Company evaluates long-lived assets and indefinite-lived intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.
When considering whether an impairment of long-lived assets exists, the Company is required to group similar assets together at the lowest level for which identifiable cash flows for such assets are largely independent of the cash flows of other assets and liabilities. The Company determined that because there is only one operating segment, one revenue contract, and one aircraft type, the asset group was at the enterprise level and as such, included an assessment of all assets and liabilities of the entity. The Company determined that indicators of impairment existed with respect to its long-lived assets during the quarter ended December 31, 2023, and cumulatively throughout the twelve months ended December 31, 2023, requiring the Company to perform a quantitative test for impairment. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment were applicable due to the operating loss and operating cash flow losses over the twelve-month period ended December 31, 2023, combined with lower usage rates for the aircraft as a result of the pilot shortage, resulting in lower block hours and lower cash flows generated by the long-lived assets when compared to the twelve months ended December 31, 2022. Based on an analysis of the fair market value of its assets, the Company determined that an impairment charge was not required as of December 31, 2023.
The Company further concluded that its indefinite lived intangible assets continue to be indefinite lived intangible assets as of December 31, 2023. The Company also concluded that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of December 31, 2023, with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of December 31, 2023, indicating that the indefinite-lived intangible assets were not impaired.
Supplemental Executive Savings Plan
The Company maintains a supplemental executive savings plan for certain executives ("SESP"). The SESP offers deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. At the end of each year, the Company accrues a long-term deferred compensation liability for contributions earned during that year that are contributed to the SESP in January of the successive year. Assets acquired within the plan are recorded as long-term restricted assets in the Long-term Asset section of the consolidated balance sheets. An offsetting Long-term deferred compensation liability is recorded in the Long-term Liabilities section of the consolidated balance sheets. Any increases or decreases in plan assets due to changes in market value are recorded as a Gain (loss) on marketable securities and long-term restricted investments, with an offsetting entry made to the compensation expense in the consolidated statement of operations. This results in no impact on net income before taxes. Those long-term restricted investments and long-term deferred compensation liability associated with the SESP are adjusted quarterly to reflect the changes in market value.
Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the consolidated balance sheets. Other assets is made up of the items presented in the table below.

For the years ended:	December 31, 2023	December 31, 2022 As Restated
State income tax receivables - 2022 originally filed tax returns	$—	$547
Expected state tax refunds from 2021 and 2022 amended returns	231	643
Expected federal refunds from 2021 and 2022 income tax returns to be amended	6,786	6,786
Workers compensation loss fund	945	984
Long-term deposits	89	93
Other assets	$8,051	$9,053
For additional information with respect to the refunds expected for the amended 2021 and 2022 amended income tax returns, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements.
Maintenance
The Company operates its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance is expensed when incurred. However, we use the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled major maintenance activity.
Interest and Dividend Income
The Company records investment income earned on its cash equivalents and investment in marketable securities, consisting primarily of interest and dividends, in the non-operating section of the consolidated statements of operations. During 2022, until fully paid in November 2022, the Company also recorded interest income on notes receivable from United, as well as interest income related to income tax refunds. For the year ended December 31, 2023, interest and dividend income amounted to $160 and $5,316, respectively. For the year ended December 31, 2022, interest and dividend income amounted to $1,832 and $4,858, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied the uncertain tax position guidance to all tax positions for which the statute of limitations remains open.
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2020. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2019. As of December 31, 2023, the Company had no outstanding tax examinations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued $48 and $62 for the payment of interest and penalties at December 31, 2023 and December 31, 2022, respectively.
Comprehensive Income
The Company does not have any components of comprehensive income and, as of December 31, 2023 and December 31, 2022, comprehensive income is equal to net income reported in the consolidated statements of operations.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. As of December 31, 2023, in addition to cash and cash equivalents of $20,776, the Company had $755 in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Approximately 36.0% and 99.9% of the Company’s consolidated revenues for the years ended December 31, 2023, and December 31, 2022, respectively, were derived from the United capacity purchase agreement. As of December 31, 2023 there were no outstanding accounts receivable derived from the United capacity purchase agreement while approximately 14.1% of the Receivables, net balance in the consolidated balance sheet as of December 31, 2022 was derived from the United capacity purchase agreement.
Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner once all aircraft were removed from United’s flying operations in early June 2023, at which point substantially all of the Company’s revenues were derived from the American capacity purchase agreement. Approximately 63.8% of the Company's consolidated revenues for the year ended December 31, 2023 were derived from the American capacity purchase agreement, while there were no revenues derived from the American capacity purchase agreement for the year ended December 31, 2022. As of December 31, 2023 approximately 21.2% of the Receivables, net balance in the consolidated balance sheets was derived from the American capacity purchase agreement, while as of December 31, 2022 there were no outstanding accounts receivable related to the American capacity purchase agreement.
Neither American's nor United’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement are or were collateralized.
For additional information, please refer to Note 4, Capacity Purchase Agreements with United and American.
Estimates and Assumptions
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
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

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). Accounting Standards Codification Topic 820, Fair Value Measurement ("ASC 820") establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:
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
The tables below set forth the Company’s classification of marketable securities and long-term investments as of the dates presented:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$83,826	$83,826	$—	$—
Marketable securities – mutual funds	8,921	8,921	—	—
Long-term investments – bonds (see Note 7)	4,275	—	4,275	—
Long-term restricted investments - mutual funds	3,194	3,194	—	—
Total	$100,216	$95,941	$4,275	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$109,178	$109,178	$—	$—
Marketable securities – mutual funds	44,649	44,649	—	—
Long-term investments – bonds (see Note 7)	4,275	—	4,275	—
Total	$158,102	$153,827	$4,275	$—
Recently Adopted Accounting Pronouncement
On January 1, 2023 the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (“ASC 326”). ASC 326 introduces a new accounting model known as Current Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable. There are other provisions in the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. The Company further determined that its receivables are primarily the result of its relationship with American and United, or insurance related receivables. These receivables are payable by credit-worthy companies and any resulting adjustment related to the adoption of CECL was determined to be immaterial. Therefore, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Further, no adjustment was made to opening retained earnings as a result of the adoption of the accounting standard using the modified retrospective method.

Upcoming Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (ASC Topic740) – Improvements to Income Tax Disclosures ("ASC 740"), which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. While the Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures, it does expect expanded disclosures in the future as a result of the Pronouncement.
2.    Restatement of 2022 Consolidated Financial Statements
In February 2024 Harbor’s subsidiary, Air Wisconsin, was subject to an unexpected outcome in the arbitrators’ decision and award (“United Arbitration Award”) relating to the arbitration with United Airlines, Inc. ("United") that commenced in October 2022. The United Arbitration Award held, among other things, that Air Wisconsin was not entitled to the payments from United that were at issue in the arbitration. Following receipt of the United Arbitration Award, we commenced a detailed analysis of the complex accounting treatment of the amounts disputed in the arbitration. In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, and following extensive discussions among Company management and the Audit Committee as well as consultation between management and multiple accounting and legal advisors over a period of several months, the Company concluded that (i) its prior determination to recognize certain amounts disputed in the arbitration was inconsistent with the technical requirements of ASC 606, and (ii) the previously issued consolidated financial statements for the year ended December 31, 2022 (the "2022 Annual Period") should no longer be relied upon, and that such financial statements should be restated.
The Company is restating its consolidated financial statements for the 2022 Annual Period to remove $41,135 of contract revenues and $334 of interest income in connection with the United Arbitration Award. This results in a reduction in income tax expense of $9,861 and an overall reduction in net income for the year ended December 31, 2022 of $31,608. The Company also determined that it will amend its 2022 federal and state income tax returns, resulting in expected federal and state tax refunds of approximately $7,092. The United Arbitration Award resulted in reduced contract revenues of $1,429 for 2021, resulting in a tax benefit of $337, and a net reduction in net income of $1,092. These adjustments were concluded to be immaterial to the 2021 financial statements and therefore the Company has adjusted the 2022 opening retained deficit balance for this correction. The Company also determined that it will amend its 2021 federal and state income tax returns resulting in expected federal and state refunds of $337. The expected federal and state tax refunds from the amended tax returns for 2021 and 2022 are shown in Other (long-term assets) in the restated consolidated balance sheet as of December 31, 2022. The Company also adjusted $547 of tax receivables from Receivables, net to Other (long-term assets) since certain tax receivables were received outside of the originally expected twelve-month period to be classified as short-term. The Company further adjusted its balance sheet for changes in current and deferred tax assets and liabilities based on its changing tax position for 2022 and the creation of federal and state net operating loss deferred tax assets. As a result of the reduced contract revenues, Receivables, net, Notes receivable, and Deferred revenue were adjusted in the consolidated balance sheet as of December 31, 2022 accordingly. In the operating activities section on the consolidated statement of cash flows for the year ended December 31, 2022, the Company increased amortization of contract costs by $4,385 and reduced contract liabilities by $4,385 which represented deferred revenues which were taken into income during 2022. This amount was previously incorrectly classified as amortization of contract costs, however, the change had no impact on cash flows from operating activities.
The restated consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows for the 2022 Annual Period, including the balances as previously reported (shown as "As Reported" in each table), adjustments and the balances as restated, are as follows:

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheet (in thousands)

	For the Year Ended December 31, 2022
	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$33,333	$—	$33,333
Restricted cash	849	—	849
Marketable securities	153,827	—	153,827
Receivables, net	40,341	(28,922)	11,419
Notes receivable	18,023	(18,023)	—
Spare parts and supplies, net	4,579	—	4,579
Contract costs	143	—	143
Prepaid expenses and other	3,732	—	3,732
Total Current Assets	254,827	(46,945)	207,882
Property and Equipment
Flight property and equipment	263,970	—	263,970
Ground property and equipment	8,055	—	8,055
Less accumulated depreciation	(169,766)	—	(169,766)
Net Property and Equipment	102,259	—	102,259
Other Assets
Operating lease right of use asset	13,480	—	13,480
Intangibles	5,300	—	5,300
Long-term deferred tax asset	—	258	258
Long-term investments	4,275	—	4,275
Other	1,414	7,639	9,053
Total Other Assets	24,469	7,897	32,366
Total Assets	$381,555	$(39,048)	$342,507
Liabilities, Mezzanine Equity, and Stockholders' Equity
Current Liabilities
Accounts payable	$20,165	$—	$20,165
Accrued payroll and employee benefits	12,989	—	12,989
Current portion of operating lease liability	5,091	—	5,091
Other accrued expenses	137	—	137
Contract liabilities, net	1,985	—	1,985
Deferred revenues	16,561	(4,960)	11,601
Income taxes payable	—	—	—
Current portion of long-term debt	9,154	—	9,154
Total Current Liabilities	66,082	(4,960)	61,122
Other Liabilities
Long-term debt	52,068	—	52,068
Long-term promissory note	4,275	—	4,275
Deferred tax liability	7,990	(2,480)	5,510
Long-term operating lease liability	5,849	—	5,849
Other	1,977	—	1,977

Harbor Diversified, Inc. and Subsidiaries
Consolidated Balance Sheet (in thousands)
Total Long-term Liabilities	72,159	(2,480)	69,679
Total Liabilities	138,241	(7,440)	130,801
Mezzanine Equity
Preferred stock	13,200	—	13,200
Stockholders' Equity
Common stock	555	—	555
Additional paid-in capital	285,668	—	285,668
Retained deficit	(41,126)	(31,608)	(72,734)
Treasury stock	(14,983)	—	(14,983)
Total Stockholders' Equity	230,114	(31,608)	198,506
Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$381,555	$(39,048)	$342,507

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statement of Operations (in thousands, except share amounts and per share values)

	For the Year Ended December 31, 2022
	As Reported	Adjustments	As Restated
Operating Revenues
Contract revenues	$280,737	$(41,135)	$239,602
Contract services and other	126	—	126
Total Operating Revenues	280,863	(41,135)	239,728
Operating Expenses
Payroll and related costs	109,831	—	109,831
Aircraft fuel and oil	169	—	169
Aircraft maintenance, materials and repairs	67,096	—	67,096
Other rents	6,582	—	6,582
Depreciation, amortization and obsolescence	26,327	—	26,327
Purchased services and other	14,992	—	14,992
Total Operating Expenses	224,997	—	224,997
Income From Operations	55,866	(41,135)	14,731
Other (Expense) Income
Interest and dividend income	7,024	(334)	6,690
Interest expense	(3)	—	(3)
Loss on marketable securities	(8,826)	—	(8,826)
Gain on extinguishment of debt	53	—	53
Other, net	(11)	—	(11)
Total Other Expense	(1,763)	(334)	(2,097)
Net Income Before Taxes	54,103	(41,469)	12,634
Income Tax Expense	14,993	(9,861)	5,132
Net Income	39,110	(31,608)	7,502
Preferred Stock Dividends	792	—	792
Net Income Available to Common Shareholders	$38,318	$(31,608)	$6,710
Basic earnings per share	$0.83	$(0.69)	$0.14
Diluted earnings per share	$0.61	$(0.50)	$0.11
Weighted average common shares:
Basic	46,358,909	—	46,358,909
Diluted	62,956,890	—	62,956,890

Harbor Diversified, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For the Year Ended December 31, 2022
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net income	$39,110	$(31,608)	$7,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence allowance	26,327	—	26,327
Amortization of contract costs	(4,385)	4,385	—
Amortization of engine overhauls	2,757	—	2,757
Deferred income taxes	7,954	(2,738)	5,216
Loss on disposition of property	181	—	181
Loss on marketable securities	8,826	—	8,826
Gain on extinguishment of debt	(53)	—	(53)
Changes in operating assets and liabilities:
Accounts receivable	(32,919)	28,922	(3,997)
Notes receivable	28,116	18,023	46,139
Spare parts and supplies	(324)	—	(324)
Prepaid expenses and other	3,353	(7,639)	(4,286)
Operating lease right of use asset	112	—	112
Accounts payable	105	—	105
Accrued payroll and employee benefits	(1,896)	—	(1,896)
Other accrued expenses	(35)	—	(35)
Long-term deferred revenue	(9,046)	—	(9,046)
Contract liabilities	(3,054)	(4,385)	(7,439)
Deferred revenue	(19,231)	(4,960)	(24,191)
Other long-term liabilities	(864)	—	(864)
Net Cash Provided by Operating Activities	45,034	—	45,034
Cash Flows From Investing Activities
Additions to property and equipment	(5,513)	—	(5,513)
Proceeds on disposition of property and equipment	64	—	64
Purchase of marketable securities	(24,283)	—	(24,283)
Net Cash Used in Investing Activities	(29,732)	—	(29,732)
Cash Flows From Financing Activities
Repayments of long-term debt	(6,275)	—	(6,275)
Dividends paid	(792)	—	(792)
Repurchase of stock options	(969)	—	(969)
Repurchased stock	(11,703)	—	(11,703)
Net Cash Used in Financing Activities	(19,739)	—	(19,739)
Decrease in Cash, Cash Equivalents and Restricted Cash	(4,437)	—	(4,437)
Cash, Cash Equivalents and Restricted Cash, beginning of year	38,619	—	38,619
Cash, Cash Equivalents and Restricted Cash, end of year	$34,182	$—	$34,182

3.    Liquidity
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
As of December 31, 2023, Air Wisconsin had 45 aircraft in service for American under the American capacity purchase agreement.
4.    Capacity Purchase Agreements with United and American
In February 2017, Air Wisconsin entered into the United capacity purchase agreement. That agreement terminated and Air Wisconsin ceased flying for United in early June 2023. Prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed that United owed it certain amounts under the capacity purchase agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. An arbitration hearing commenced in July 2023. The arbitrators issued the United Arbitration Award in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement, and they denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages for the alleged wrongful termination. So, neither party owes to the other party any amounts claimed in the arbitration. However, as a result of the arbitration decision, the Company determined that certain revenue relating to its claims against United had been incorrectly recorded in certain of its previously issued consolidated financial statements. For additional information, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements.
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when the last remaining aircraft covered by the United capacity purchase agreement were removed from United’s flying operations in early June 2023. In February 2023 and November 2023, American and Air Wisconsin entered into Amendment No. 1 and Amendment No. 3, respectively, to the American capacity purchase agreement which, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. The foregoing descriptions of Amendment No. 1 and Amendment No. 3 do not purport to be complete and are qualified in their entirety by reference to Amendment No. 1, a redacted copy of which has been filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and Amendment No. 3, a redacted copy of which is filed as an exhibit to this Annual Report.
For additional information, please refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues, and Note 10, Commitments and Contingencies.

5.    Property and Equipment
As of December 31, 2023, Air Wisconsin owned 63 CRJ-200 regional jets.
6.    Income Taxes
The income tax provision consists of the following:

Year ended December 31,	2023	2022 As Restated
Current Expense (Benefit)
Federal	$11	$(33)
State	(107)	(50)
Total Current Expense (Benefit)	(96)	(83)
Deferred (Benefit) Expense
Federal	(3,831)	4,857
State	562	358
Total Deferred (Benefit) Expense	(3,269)	5,215
Income Tax (Benefit) Expense	$(3,365)	$5,132
The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the (benefit) provision for income taxes by the income before the (benefit) provision for income taxes:

Year ended December 31,	2023	2022 As Restated

Computed provision for income taxes at the statutory rate	$(4,064)	$2,653
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	(714)	38
Non-deductible expenses	183	60
Valuation allowance changes affecting the provision for income taxes	1,428	2,375
Return to provision adjustments	(16)	9
Other, net	(182)	(3)
(Benefit) provision for income taxes	$(3,365)	$5,132
Deferred tax assets and liabilities reflect temporary differences between financial and tax reporting. As of December 31, 2023 and December 31, 2022, the Company’s deferred tax assets were primarily the result of federal and state net operating losses, accruals, and reserves that have not yet been deducted in determining taxable income. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023, management determined that the available negative evidence outweighs the available positive evidence leading management to conclude that it is more likely than not that some deferred tax assets that are ordinary in nature will not be realizable. As of December 31, 2023, the Company recorded a valuation allowance of $2,278 against deferred tax assets that are ordinary in nature. The valuation allowance is primarily associated with federal and state net operating losses. The three year cumulative pre-tax ordinary income position as of December 31, 2022 led management to believe that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets that are ordinary in nature are realizable. Therefore, no valuation allowance is necessary as of December 31, 2022 with respect to deferred tax assets that are ordinary in nature.
For the year ended December 31, 2023, the Company recorded a valuation allowance of $1,525 against deferred tax assets that are capital in nature and consist of an unrealized loss on investments and capital loss carryovers. For the year ended December 31, 2022, the Company recorded a valuation allowance of $2,375 against deferred tax assets that are capital in nature and consist of an unrealized loss on investments. As of December 31, 2023 and December 31, 2022, the Company

sustained three years of cumulative pretax capital losses. In addition, management considered other positive and negative evidence when assessing whether a valuation allowance was necessary against deferred tax assets that were capital in nature. The negative evidence outweighed the positive evidence, leading management to conclude that a valuation allowance was necessary as of December 31, 2023 and December 31, 2022.
Significant components of deferred tax assets and liabilities are as follows:

		2022
Year ended December 31,	2023	As Restated
Deferred Tax Assets
Accruals and reserves not currently deductible	$4,164	$5,294
Federal NOL carryover	6,652	3,095
State NOL carryovers	1,691	894
Capital loss carryover	32	—
Accrued and deferred compensation	2,308	1,987
Prepaid items	596	111
Lease liability	412	694
Contract liability	681	283
Deferred revenues	37	2,914
Unrealized loss on investments	1,494	2,375
Other	718	1,239
Subtotal before valuation allowance	18,785	18,886
Less: valuation allowance:
Valuation allowance - ordinary deferred tax assets	(2,278)	—
Valuation allowance - capital deferred tax assets	(1,525)	(2,375)
Total valuation allowance	(3,803)	(2,375)
Total Deferred Tax Assets	14,982	16,511
Deferred Tax Liabilities
Property and equipment	(15,858)	(20,475)
Right-of-use asset	(963)	(1,282)
Other	(144)	(6)
Total Deferred Tax Liabilities	(16,965)	(21,763)
Net Deferred Income Tax Liabilities	$(1,983)	$(5,252)
At December 31, 2023 and December 31, 2022, the Company had federal net operating losses of approximately $31,649 and $14,726, and state net operating losses of approximately $28,701 and $15,480, respectively. As of December 31, 2023, the estimated effective tax rate applicable to the federal and state net operating losses is 21.0% and 5.9%, respectively. As of December 31, 2022, the estimated effective tax rate applicable to the federal and state net operating losses is 21.0% and 5.8%, respectively. Federal net operating losses are not subject to an expiration date but are subject to an 80% of taxable income limitation, while the Company expects the state net operating losses to begin to expire in 2027. State net operating losses differ with respect to expiration dates and limitations dependent on state specific regulations. The Company has no ongoing federal or state examinations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2020. With a few exceptions, the Company is no longer subject to state or local income tax examinations for the years prior to 2019.
The Company plans to file amended 2021 and 2022 federal and state amended income tax returns as a result of the United Arbitration Award that is discussed in Note 2. The 2021 amended income tax returns are expected to result in federal and state income tax refunds of approximately $290 and $47, respectively. The 2022 amended income tax returns are expected to result in federal and state income tax refunds of approximately $6,496 and $596, respectively. The expected 2021 and 2022 federal income tax refunds from the amended returns are shown in Other (long-term assets) in the consolidated balance sheets for the year ended December 31, 2023, while the state income tax refunds are split between Receivables, net of $412 and Other (long-term assets) of $231 in the consolidated balance sheets. The filing of the 2022 amended income tax return will also result in a federal net operating loss of approximately $14,726, and various state net operating losses totaling approximately $14,200. These net operating losses are included in the amounts referenced in the above paragraph.
Under ASC 740, the accounting guidance related to uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and December 31, 2022 is as follows:

December 31,	2023	2022
Unrecognized tax benefits at the beginning of the year	$123	$118
Gross increases – current year tax provisions	11	5
Gross decreases – settlements with taxing authorities	(87)	—
Unrecognized tax benefits at the end of the year	$47	$123
Interest and penalties in year-end balance	$47	$62
7.    Debt
Long-Term Debt
Long-term debt consists of the following (with interest rates, as of the dates presented):

December 31,	2023	2022
Notes, due December 31, 2025, 4.0%(a)	$—	$61,222
Less: current maturities	—	9,154
Long-term debt	$—	$52,068
(a)In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender ("Lender"), which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 ("Aircraft Notes") and the maturity date was extended to December 31, 2025. The aggregate principal amount of the senior aircraft notes in excess of $70,000, the entire outstanding principal balance of the subordinated aircraft notes and all accrued interest were cancelled. Air Wisconsin concluded the restructuring should be classified as a troubled debt restructuring. As such, the future undiscounted interest payments were capitalized as part of the carrying value. As of December 31, 2023 and December 31, 2022, the future undiscounted interest payments that were capitalized as part of the debt were $0 and $5,622, respectively. Prior to the prepayment of the Aircraft Notes as described below, there was a mandatory amortization of the Aircraft Notes in the aggregate amount of $3,500 semi-annually, and certain additional mandatory prepayments based on excess cash flow were required. The Aircraft Notes were secured by Air Wisconsin’s owned aircraft and certain spare engines and spare parts. At all times prior to the prepayment of the debt as detailed below, the carrying amount of the collateral exceeded the value of the debt.
In September 2022, Air Wisconsin prepaid approximately $400 of debt outstanding under the Aircraft Notes. The prepayment under the Aircraft Notes resulted in a $53 gain on extinguishment of debt due to the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt. In June 2023, Air Wisconsin prepaid approximately $3,500 of the principal amount of the Aircraft Notes outstanding due December 31, 2025, resulting in a gain on extinguishment of debt of $70. In December 2023, Air Wisconsin prepaid the entire outstanding principal balance of the Aircraft Notes at a discount of 5.5%, together with all accrued interest. The prepayment of the Aircraft Notes resulted in a gain on extinguishment of debt of $6,134 due to the discount and the decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt. As a result of the prepayment, as of December 31, 2023, Air Wisconsin no longer has any debt outstanding.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments in the consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $2,315 and $2,547 as of December 31, 2023 and December 31, 2022, respectively.
8.    Lease Obligations
The Company reviewed all contracts and service agreements in effect in 2023 for criteria meeting the definition of a lease within the framework of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company has elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identifies the separate lease and non-lease components within the contract. If the Company can benefit from the underlying asset individually or in conjunction with other readily available goods and resources and the asset is not highly dependent upon nor highly interrelated with another underlying asset in the contract, the Company considers the underlying asset to be a separate lease component. In those instances where the Company identifies a separate lease and non-lease component, consideration in the contract is allocated to the components based on their standalone selling prices. If standalone selling prices are not available, the Company estimates those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in operating lease right-of-use assets, current portion of operating lease liability, and long-term operating lease liability in the consolidated balance sheets. The creation of a right-of-use asset on the balance sheet is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from two months to 10 years. For leases of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. The variable amounts are paid as invoiced according to the terms of the lease. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
As of December 31, 2023, the Company’s right-of-use assets were $10,270, the Company’s current maturities of operating lease liabilities were $4,938, and the Company’s non-current lease liabilities were $3,010. During the years ended December 31, 2023 and December 31, 2022, the Company entered into operating leases that resulted in right-of-use assets in the amounts of $2,172 and $70, respectively. During the years ended December 31, 2023 and December 31, 2022, the Company paid $5,701 and $5,881, respectively, in operating lease payments, which are reflected as a reduction from operating cash flows. For additional information, please refer to Note 16, Supplemental Cash Flow Information.
The table below presents operating lease related terms and discount rates as of December 31, 2023:

Weighted-average remaining lease term	2.25 years
Weighted-average discount rate	7.25%

Components of lease costs were as follows for the years ended December 31,

	2023	2022
Operating lease costs	$5,842	$5,862
Short-term lease costs	319	508
Variable lease costs	49	212
Total Lease Costs	$6,210	$6,582
As of December 31, 2023 and December 31, 2022, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of our leases also provides that Air Wisconsin reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. During the second and third quarters of 2023, Air Wisconsin received a temporary rent concession due to construction at a leased facility, which is being recorded as negative variable rent. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. Rent expense recorded under all operating leases, inclusive of engine leases, was $6,210 and $6,582 for the years ended December 31, 2023 and December 31, 2022, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of December 31, 2023:

Fiscal Year	Amount
2024	$5,329
2025	2,596
2026	202
2027	75
2028	60
Thereafter	298
Total lease payments	8,560
Less imputed interest	(612)
Total Lease Liabilities	$7,948
9.    Sales-type Lease
In December 2023, Air Wisconsin entered into a sales-type lease for one of its aircraft that was previously treated as an operating lease since September 2022. The term of the sales type lease is for 36 months, with monthly payments of $64 commencing in December 2023 and ending in November 2026. If the Lessee is not in default at the end of the lease term, the Lessee may purchase the aircraft for a minimal amount at that time. Air Wisconsin has provided no residual value guarantee as part of the sales-type lease.
Accounting for the transaction as a sales-type lease required significant judgment by management in determining whether collection of the monthly payments over the term of the sales-type lease was probable. Primarily based on the receipt of payments under the prior operating lease, management made the determination that collection was probable and thus treated the transaction as a sales-type lease. As a result of this determination, the Company de-recognized the aircraft asset from the consolidated balance sheet as of December 31, 2023. This resulted in a gain on disposal of fixed assets of $864, which is included in Purchased services and other in the consolidated statement of operations for the twelve months ended December 31, 2023. Since the initial transaction to enter into the sales-type lease did not result in any cash receipts or disbursements, the consolidated statement of cash flows was not affected by this non-cash transaction. For additional information, please refer to the table in Note 16, Supplemental Cash Flow Information.
Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the net investment in the lease to be $2,132. ASC 326 requires assessment of the net investment in the lease as of the commencement date. Management determined that a credit loss reserve of $229 was appropriate under ASC 326 as of December 31, 2023. Management also added $21 of interest accrued to the carrying value of the sales lease receivable under the sales-type lease as of December 31, 2023, bringing the net sales lease receivable to $1,924. This amount is shown as $753 for Sales lease receivable, net, which reflects the amount expected to be received over the next one-year period, and $1,171 for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the term, as shown in the consolidated balance sheets as of December 31, 2023.
Undiscounted cash flows expected over the term of the sales-type lease as of December 31, 2023 are as follows:

Fiscal year	Amount
2024	$1,029
2025	773
2026	709
Total expected cash flows	2,511
Interest income	(358)
Total sales lease receivable	2,153
Less credit loss reserve	229
Total sales lease receivable, net	$1,924
Air Wisconsin does not currently have any other assets in which it is the lessor. However, Air Wisconsin may enter into similar transactions in the future dependent on the needs of its current or future capacity purchase agreements, pilot availability, and other industry factors as they pertain to Air Wisconsin's current fleet of CRJ-200 aircraft.
10.    Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of December 31, 2023, the Company believes that it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss is considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised, legal proceedings may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
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
Standby Letters of Credit
As of December 31, 2023, Air Wisconsin had five outstanding letters of credit in the aggregate amount of $303 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of December 31, 2023, Air Wisconsin maintained a credit facility with a borrowing capacity of $379 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
Cash Obligations
As the Company no longer has any outstanding debt as of December 31, 2023, the Company's cash obligations are primarily its operating lease obligations as outlined in Note 8, Lease Obligations.
As of December 31, 2023, Air Wisconsin had $8,560 of operating lease obligations primarily related to certain training simulators and facilities.
11. Retirement and Other Benefit Plans
401(k) Plans
The Company has defined contribution retirement plans that cover substantially all employees. The Company contributes to these plans. Total expense under all plans for the years ended December 31, 2023 and December 31, 2022 was $4,262 and $3,767, respectively.
Supplemental Executive Savings Plan
As of December 31, 2023, the Company recorded assets and liabilities associated with its SESP. These amounts were not previously recorded and were assessed and concluded to not be material to the prior period consolidated financial statements. As of December 31, 2023, the Company recorded Long-term restricted investments of $3,194 and Long-term deferred compensation liability of $3,216 on its consolidated balance sheet in addition to an accrual of $22 for SESP contributions that were made in January 2024. The Company also recorded additional Payroll and related costs of $2,219 which was offset by recording a Gain on marketable securities and long-term restricted investments of $2,219, resulting in no impact to the net loss before taxes for the twelve months ended December 31, 2023. The transactions were non-cash and thus are not reflected in the consolidated statement of cash flows for the twelve months ended December 31, 2023.
12. Related-Party Transactions
Resource Holdings Associates ("Resource Holdings") provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $240 to Resource Holdings for each of the years ended December 31, 2023 and December 31, 2022, plus the reimbursement of certain out-of-pocket expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150 to Resource Holdings for the years ended December 31, 2023 and December 31, 2022, respectively. These amounts are included in Purchased services and other on the consolidated statements of operations.
In January 2020, the Company completed an acquisition from Southshore of regional jets and engines, in exchange for the issuance of 4,000,000 shares of Series C Preferred Stock with an aggregate value of $13,200, or $3.30 per share (Series C Issue Price) and the assumption of liabilities of $3,466. As of the year ended December 31, 2023, the Series C Preferred was convertible into an aggregate of 16,500,000 shares of common stock. In June 2024, Southshore exercised its option to convert its Series C Preferred to common stock. For additional information, please refer to Note 14, Earning Per Share and Equity and Note 19, Subsequent Events.

13. Collective Bargaining Agreements
Air Wisconsin has five collective bargaining units. The Airline Pilots Association ("ALPA") represents pilots. The Association of Flight Attendants-CWA ("AFA") represents flight attendants. The International Association of Machinists and Aerospace Workers AFL-CIO ("IAMAW") represents both mechanics and technical store clerks under two separate collective bargaining agreements. The Transport Workers Union of America ("TWU") represents dispatchers.
As of December 31, 2023, Air Wisconsin had reached a new agreement with ALPA and its pilots which became effective in October 2023. Additionally, Air Wisconsin was in mediated negotiations with TWU and its dispatchers with a new agreement having been reached in April 2024. Air Wisconsin is in mediated direct negotiations with AFA and direct negotiations with IAMAW. Air Wisconsin believes the resolution of its negotiations will not have a material impact on its financial position or operations.
Amendable dates for each bargaining unit are:

Bargaining Unit	Amendable Date	Percentage of Workforce
Pilots	October 11, 2026	36.1%
Dispatchers	April 12, 2028	2.5%
Mechanics	September 20, 2023	13.0%
Technical store clerks	September 20, 2022	2.9%
Flight attendants	October 1, 2022	18.3%
14.    Earnings Per Share and Equity
Calculations of net (loss) income per common share were as follows for the periods presented:

	Year ended December 31, 2023	Year ended December 31, 2022
		As Restated
Net (loss) income	$(15,985)	$7,502
Preferred stock dividends	1,328	792
Net (loss) income applicable to common stockholders	$(17,313)	$6,710
Weighted average common shares outstanding
Shares used in calculating basic earnings per share	44,043,175	46,358,909
Stock option	—	97,981
Series C Preferred	—	16,500,000
Shares used in calculating diluted earnings per share	44,043,175	62,956,890
Earnings allocated to common stockholders per common share
Basic	$(0.39)	$0.14
Diluted	$(0.39)	$0.11
Basic earnings per share of common stock is computed by dividing the net (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500,000 shares of common stock under the if-converted method, and the exercise of a stock option granted in 2015 (the “2015 Option”) into 0 and 97,981 shares of common stock under the treasury stock method for the years ended December 31, 2023 and December 31, 2022, respectively. In March 2022, Harbor entered into an agreement with the holder to cancel the 2015 Option in exchange for

$969. The shares underlying the 2015 Option are included in computing diluted earnings per share under the treasury stock method for the portion of the reporting period during which it was outstanding.
Series C Convertible Redeemable Preferred Stock
In January 2020, Harbor issued 4,000,000 shares of the Series C Preferred. The rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock ("Certificate of Designations"), which Harbor filed with the Secretary of State of the State of Delaware.
The Series C Preferred accrues cumulative quarterly dividends at the rate per share of 6.0% of the Series C Issue Price per annum, which are cumulative and compound quarterly to the extent dividends have not been declared by the board of directors ("Preferential Dividends"). From and after December 31, 2023, upon the election of holders of a majority of the outstanding Series C Preferred, the rate of the Preferential Dividends shall be increased by an additional 1.0% per annum per share for each and every six-month period following such election ("Dividend Ratchet"). At the option of the board of directors, in lieu of paying the Preferential Dividends and the Conversion Cap Excess Dividends (as defined below) in cash, all or some of such dividends may be paid in additional shares of Series C Preferred ("PIK Dividends").
Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations ("Conversion Price"). The Conversion Price as of the date of this filing is $0.15091. The Conversion Price may be subject to further adjustment as described in the Certificate of Designations.
The conversion of Series C Preferred is subject to a limitation on the number of shares of the common stock that may be issued upon conversion of Series C Preferred equal to the sum of (a) 16,500,000, plus (b) the quotient of (i) the aggregate amount of all accrued and unpaid Preferential Dividends divided by (ii) $0.80, plus (c) the quotient of (i) the number of shares of Series C Preferred issued as PIK Dividends multiplied by the Series C Issue Price, divided by (ii) $0.80. Any outstanding shares of Series C Preferred that may not be converted into common stock pursuant to the limitation described herein ("Conversion Cap Excess Shares"), from and after December 31, 2022, in addition to the Preferential Dividends, shall accrue cumulative quarterly dividends in an amount per share equal to 0.5% of the Series C Liquidation Amount of each outstanding Conversion Cap Excess Share in the first quarter after December 31, 2022, and increasing an additional 0.5% of the Series C Liquidation Amount in each subsequent quarter ("Conversion Cap Excess Dividends"). As of December 31, 2023, 754,550 shares of the Series C Preferred were immediately convertible into 16,500,000 shares of common stock (representing approximately 27.7% of the outstanding shares of Harbor's common stock), and the remaining 3,245,450 shares of the Series C Preferred are deemed Conversion Cap Excess Shares. Harbor may redeem all, but not less than all, of the Conversion Cap Excess Shares at any time upon notice to the holders for a cash payment in an amount equal to the Series C Liquidation Amount per share.
In the event of any liquidation, dissolution or winding up of Harbor or a sale of Harbor, the Series C Preferred shall be entitled to receive, prior and in preference to any distribution of any assets of Harbor to the common stock or other junior capital stock, an amount equal to the Series C Issue Price, plus an amount equal to all accrued but unpaid Preferential Dividends, Conversion Cap Excess Dividends and any other accrued but unpaid dividends ("Series C Liquidation Amount").
On March 31, 2023, June 30, 2023, September 27, 2023, and December 17, 2023, the board of directors declared a Preferential Dividend of $198 on the Series C Preferred, which was paid on March 31, 2023, June 30, 2023, September 29, 2023 and December 29, 2023, respectively. On those same dates in 2023, Conversion Cap Excess Dividends were also declared on the Series C Preferred, and paid in the amount of $53, $107, $161 and $214 respectively.
On March 30, 2022, June 30, 2022, September 30, 2022, and December 30, 2022, the board of directors declared a Preferential Dividend of $198 on the Series C Preferred, which was paid on March 31, 2022, June 30, 2022, September 30, 2022 and December 30, 2022, respectively.
On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred remain outstanding.

Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.
Harbor accounts for its Series C Preferred in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.
15.    Stock Option
In 2015, Harbor issued a stock option (the "2015 Stock Option") to purchase 558,835 shares of its common stock at an exercise price of $0.21386 per share. The value of the 2015 Stock Option at the date of grant was deemed to be $0.07 per share based on a life of 7.0 years, a risk-free interest rate of 2.01% and expected volatility of 157.1%. The 2015 Stock Option was the only stock option outstanding during the year ended December 31, 2022. In March 2022, the Company and the holder of the 2015 Stock Option entered into an agreement pursuant to which the 2015 Stock Option was cancelled and terminated in exchange for a cash payment by the Company of approximately $969.
16.    Supplemental Cash Flow Information
Cash payments for interest for the years ended December 31, 2023 and December 31, 2022 were $2,083 and $2,375, respectively. Cash refunds and payments for income taxes for the years ended December 31, 2023 and December 31, 2022 were $2,471 and $7,925, respectively.
The following table provides a schedule of the non-cash investing and financing activities pertaining to the statements of cash flows:

	December 31, 2023	December 31, 2022
Gain on Long-term Restricted Investments (SESP)	$2,219	$—
Net investment in sales lease	$2,132	$—
Right-of-use assets acquired under operating leases	$2,172	$70
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of those same amounts shown in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$20,776	$33,333
Restricted cash	755	849
Total cash, cash equivalents, and restricted cash	$21,531	$34,182

17.    Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	December 31,
	2023	2022
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
18.    Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time. In January 2023, a federal corporate stock repurchase excise tax of 1.0% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $45 during the year ended December 31, 2023, which is included in the cost of Treasury stock in the consolidated statements of stockholders’ equity. Harbor acquired a total of 2,093,382 shares of its common stock pursuant to the stock repurchase program in the year ended December 31, 2023. As of December 31, 2023, total cash of $376 is held for the repurchase of shares under Harbor’s stock repurchase program. This amount is included in restricted cash.
19.    Subsequent Events
The Company evaluated its consolidated financial statements for the year ended December 31, 2023 for subsequent events through the date the consolidated financial statements were available to be issued. The following subsequent events are noted:
•The United Arbitration Award was issued in February 2024.
•In April 2024, Air Wisconsin reached an agreement with its dispatchers, represented by the Transport Workers Union of America. The new agreement will become amendable in April of 2028 and includes, among other things, increased pay rates and duty provisions.
•On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for a cash payment in the amount of $10,710. After giving effect to the conversion and redemption, no shares of Series C Preferred Stock remain outstanding.
•In September 2024, Air Wisconsin executed an agreement with a charterer to provide certain supplemental flying on its aircraft that are not subject to the American capacity purchase agreement. Air Wisconsin expects to begin charter operations in November 2024.
20.    Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited)
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, and following extensive discussions among Company management and the Audit Committee as well as consultation between management and multiple accounting and legal advisors over a period of several months, the Company concluded that (i) its prior determination to recognize certain amounts disputed in the arbitration with United was inconsistent with the technical requirements of ASC 606, and that the previously issued unaudited consolidated financial statements for each of the three months ended March 31, 2022 and March 31, 2023, the three and six months ended June 30, 2022 and June 30, 2023, and the three and nine months ended September 30, 2022 and September 30, 2023 (the "Interim Periods") should no longer be relied upon and that such unaudited financial statements should be restated. For additional information, please refer to the section titled Explanatory Note and Note 2, Restatement of 2022 Consolidated Financial Statements, in this Annual Report.
The Company is restating its unaudited condensed consolidated financial statements for the Interim Periods to remove $30,214 of contract revenues and $174 of interest income in connection with the United Arbitration Award. This results in a reduction in income tax expense of $7,227. The Company also determined that it will amend its 2022 federal and state income tax returns for 2022, resulting in expected federal and state tax refunds. Because the United Arbitration Award impacted an immaterial amount of revenue $(1,429) for 2021, after taking into account a tax benefit of $337, a net adjustment of $(1,092) was made to the 2022 opening retained earnings. The Company also determined that it will amend its 2021 federal and state income tax returns resulting in expected federal and state refunds of $337. The expected federal and state tax refunds from the amended tax returns for 2021 and 2022 are shown in "Other" assets in each of the restated consolidated balance sheets for the Interim Periods. The Company also adjusted its balance sheet for changes in current and deferred tax assets and liabilities based on its changing tax position during the 2022 Interim Periods and the creation of federal and state net operating loss deferred tax assets. As a result of the reduced contract revenues, accounts receivable, notes receivable and deferred revenue were adjusted in the condensed consolidated balance sheets for each of the Interim Periods accordingly. In the operating activities section on the consolidated statements of cash flows the Company increased amortization of contract costs and reduced contract liabilities which represented deferred revenues which were taken into income during 2022 and 2023. This amount was previously incorrectly classified as amortization of contract costs, however, the change had no impact on cash flows from operating activities for the three months ended March 31, 2022 and 2023, for the three and six months ended June 30, 2022 and 2023, and for the three and nine months ended September 30, 2022 and 2023. These amounts are included in the adjustments column on the statements of cash flows.
In addition to the restatement, the Company is also reclassifying dividend income that was originally reported in Other income to the interest and dividend income line in the consolidated statements of operations for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022. These amounts appear in the column labeled "Reclassification" in the consolidated statements of operations presented for those periods. For periods subsequent to September 30, 2022, dividend income was reported in the financial statement line labeled as Interest and dividend income in the consolidated statements of operations. Therefore, a similar reclassification is not presented for the three-, six-, or nine-month periods ending in 2023.

The following table is a summary of the restated three-month periods ending March 31, June 30, and September 30 in 2022 and March 31, June 30, and September 30 in 2023.

Harbor Diversified, Inc. and Subsidiaries
Statements of Operations (in thousands, except share amounts and per share values)

	2023			2022
	Three Months Ended			Three Months Ended
	September 30	June 30	March 31	September 30	June 30	March 31
	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated
Operating Revenues
Contract revenues	$49,958	$48,809	$52,519	$58,340	$66,888	$57,838
Contract services and other	98	102	95	21	7	7
Total Operating Revenues	50,056	48,911	52,614	58,361	66,895	57,845
Operating Expenses
Payroll and related costs	29,444	29,953	29,768	26,801	27,694	26,601
Aircraft fuel and oil	115	221	102	49	34	51
Aircraft maintenance, materials and repairs	11,175	17,869	19,349	17,494	16,336	14,501
Other rents	1,459	1,474	1,594	1,617	1,657	1,613
Depreciation, amortization and obsolescence	6,398	6,370	6,357	6,639	6,674	6,644
Purchased services and other	6,537	7,532	4,442	3,310	3,514	3,765
Total Operating Expenses	55,128	63,419	61,612	55,910	55,909	53,175
Income (Loss) From Operations	(5,072)	(14,508)	(8,998)	2,451	10,986	4,670
Other (Expense) Income
Interest and dividend income	1,296	1,190	1,150	1,631	1,325	768
Interest expense	—	(11)	(1)	—	—	—
Gain (loss) on marketable securities	(955)	(795)	1,740	(3,749)	(3,602)	(2,423)
Gain on extinguishment of debt	—	70	—	53	—	—
Other, net	—	(1)	(13)	(8)	(2)	—
Total Other (Expense) Income	341	453	2,876	(2,073)	(2,279)	(1,655)
Net Income (Loss) Before Taxes	(4,731)	(14,055)	(6,122)	378	8,707	3,015
Income Tax Expense (Benefit)	(582)	(2,067)	(1,207)	93	2,081	721
Net Income (Loss)	(4,149)	(11,988)	(4,915)	285	6,626	2,294
Preferred Stock Dividends	358	305	252	198	198	198
Net Income (Loss) Available to Common Shareholders	$(4,507)	$(12,293)	$(5,167)	$87	$6,428	$2,096
Basic earnings per share	$(0.10)	$(0.28)	$(0.11)	$—	$0.14	$0.04
Diluted earnings per share	$(0.10)	$(0.28)	$(0.11)	$—	$0.10	$0.03
Weighted average common shares:

Harbor Diversified, Inc. and Subsidiaries
Statements of Operations (in thousands, except share amounts and per share values)

	2023			2022
	Three Months Ended			Three Months Ended
	September 30	June 30	March 31	September 30	June 30	March 31
	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated
Operating Revenues
Basic	43,653,627	44,276,627	44,979,947	45,775,512	46,518,867	47,637,544
Diluted	43,653,627	44,276,627	44,979,947	62,275,512	63,018,867	64,534,912
The restated consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the Interim Periods, including the balances as previously reported (shown as "As Reported" in each table), adjustments and the balances as restated, are as follows:

Harbor Diversified Inc. and Subsidiaries
2023 Condensed Consolidated Balance Sheets (in thousands)

	September 30, 2023			June 30, 2023			March 31, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$15,839	$—	$15,839	$15,831	$—	$15,831	$22,509	$—	$22,509
Restricted cash	707	—	707	812	—	812	671	—	671
Marketable securities	136,562	—	136,562	141,453	—	141,453	156,305	—	156,305
Receivables, net	40,391	(30,609)	9,782	45,074	(33,571)	11,503	41,147	(31,308)	9,839
Notes receivable	21,093	(21,093)	—	21,093	(21,093)	—	21,093	(21,093)	—
Spare parts and supplies, net	5,029	—	5,029	5,184	—	5,184	4,978	—	4,978
Contract costs	108	—	108	114	—	114	161	—	161
Contract assets	1,618	—	1,618	173	—	173	—	—	—
Prepaid expenses and other	2,594	(57)	2,537	2,749	—	2,749	3,512	—	3,512
Total Current Assets	223,941	(51,759)	172,182	232,483	(54,664)	177,819	250,376	(52,401)	197,975
Property and Equipment
Flight property and equipment	265,636	—	265,636	265,459	—	265,459	265,285	—	265,285
Ground property and equipment	8,596	—	8,596	8,287	—	8,287	8,240	—	8,240
Less accumulated depreciation	(190,606)	—	(190,606)	(183,329)	—	(183,329)	(176,474)	—	(176,474)
Net Property and Equipment	83,626	—	83,626	90,417	—	90,417	97,051	—	97,051
Other Assets

Harbor Diversified Inc. and Subsidiaries
2023 Condensed Consolidated Balance Sheets (in thousands)

	September 30, 2023			June 30, 2023			March 31, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Operating lease right of use asset	9,708	—	9,708	11,113	—	11,113	12,153	—	12,153
Intangibles	5,300	—	5,300	5,300	—	5,300	5,300	—	5,300
Long-term deferred tax asset	—	—	—	—	—	—	—	119	119
Long-term investments	4,275	—	4,275	4,275	—	4,275	4,275	—	4,275
Long-term contract costs	613	—	613	639	—	639	751	—	751
Other	969	7,588	8,557	1,146	7,587	8,733	1,126	7,795	8,921
Total Other Assets	20,865	7,588	28,453	22,473	7,587	30,060	23,605	7,914	31,519
Total Assets	$328,432	$(44,171)	$284,261	$345,373	$(47,077)	$298,296	$371,032	$(44,487)	$326,545
Liabilities, Mezzanine Equity, and Stockholders' Equity
Current Liabilities
Accounts payable	$14,295	$640	$14,935	$21,016	$254	$21,270	$20,950	$—	$20,950
Accrued payroll and employee benefits	13,235	—	13,235	13,184	—	13,184	14,216	—	14,216
Current portion of operating lease liability	3,649	—	3,649	4,199	—	4,199	5,125	—	5,125
Other accrued expenses	166	—	166	102	—	102	193	—	193
Contract liabilities, net	—	—	—	—	—	—	1,120	—	1,120
Deferred revenues	—	—	—	—	—	—	5,841	(2,159)	3,682
Current portion of long-term debt	52,554	—	52,554	5,444	—	5,444	9,084	—	9,084
Total Current Liabilities	83,899	640	84,539	43,945	254	44,199	56,529	(2,159)	54,370
Other Liabilities
Long-term debt	—	—	—	47,596	—	47,596	51,582	—	51,582
Long-term promissory note	4,275	—	4,275	4,275	—	4,275	4,275	—	4,275
Deferred tax liability	4,424	(3,034)	1,390	7,990	(6,015)	1,975	7,990	(3,831)	4,159
Long-term operating lease liability	3,659	—	3,659	4,500	—	4,500	4,543	—	4,543
Long-term contract liabilities, net	2,792	—	2,792	2,840	—	2,840	398	—	398
Other, net	1,755	—	1,755	1,737	—	1,737	1,659	—	1,659
Total Long-term Liabilities	16,905	(3,034)	13,871	68,938	(6,015)	62,923	70,447	(3,831)	66,616
Total Liabilities	100,804	(2,394)	98,410	112,883	(5,761)	107,122	126,976	(5,990)	120,986
Mezzanine Equity

Harbor Diversified Inc. and Subsidiaries
2023 Condensed Consolidated Balance Sheets (in thousands)

	September 30, 2023			June 30, 2023			March 31, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Preferred stock	13,200	—	13,200	13,200	—	13,200	13,200	—	13,200
Stockholders' Equity
Common stock	555	—	555	555	—	555	555	—	555
Additional paid-in capital	284,753	—	284,753	285,111	—	285,111	285,416	—	285,416
Retained deficit	(52,009)	(41,777)	(93,786)	(48,321)	(41,316)	(89,637)	(39,152)	(38,497)	(77,649)
Treasury stock	(18,871)	—	(18,871)	(18,055)	—	(18,055)	(15,963)	—	(15,963)
Total Stockholders' Equity	214,428	(41,777)	172,651	219,290	(41,316)	177,974	230,856	(38,497)	192,359
Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$328,432	$(44,171)	$284,261	$345,373	$(47,077)	$298,296	$371,032	$(44,487)	$326,545

Harbor Diversified, Inc. and Subsidiaries
2022 Condensed Consolidated Balance Sheets (in thousands)

	September 30, 2022			June 30, 2022			March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$19,013	$—	$19,013	$24,491	$—	$24,491	$25,573	$—	$25,573
Restricted cash	418	—	418	516	—	516	576	—	576
Marketable securities	130,517	—	130,517	133,303	—	133,303	136,178	—	136,178
Receivables, net	33,272	(18,866)	14,406	24,119	(10,383)	13,736	15,680	(3,981)	11,699
Notes receivable	60,315	(14,176)	46,139	55,177	(9,038)	46,139	51,078	(4,939)	46,139
Spare parts and supplies, net	4,404	—	4,404	4,729	—	4,729	5,114	—	5,114
Contract costs	258	—	258	358	—	358	499	—	499
Prepaid expenses and other	2,776	—	2,776	1,640	—	1,640	1,834	—	1,834
Total Current Assets	250,973	(33,042)	217,931	244,333	(19,421)	224,912	236,532	(8,920)	227,612
Property and Equipment
Flight property and equipment	262,237	—	262,237	263,199	—	263,199	260,926	—	260,926

Harbor Diversified, Inc. and Subsidiaries
2022 Condensed Consolidated Balance Sheets (in thousands)

	September 30, 2022			June 30, 2022			March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Ground property and equipment	7,895	—	7,895	8,320	—	8,320	8,221	—	8,221
Less accumulated depreciation	(163,336)	—	(163,336)	(156,909)	—	(156,909)	(150,109)	—	(150,109)
Net Property and Equipment	106,796	—	106,796	114,610	—	114,610	119,038	—	119,038
Other Assets
Operating lease right of use asset	14,789	—	14,789	16,005	—	16,005	17,328	—	17,328
Intangibles	5,300	—	5,300	5,300	—	5,300	5,300	—	5,300
Long-term deferred tax asset	616	(365)	251	616	(340)	276	616	(88)	528
Long-term investments	4,275	—	4,275	4,275	—	4,275	4,275	—	4,275
Other	1,687	5,837	7,524	1,898	4,466	6,364	1,805	2,485	4,290
Total Other Assets	26,667	5,472	32,139	28,094	4,126	32,220	29,324	2,397	31,721
Total Assets	$384,436	$(27,570)	$356,866	$387,037	$(15,295)	$371,742	$384,894	$(6,523)	$378,371
Liabilities, Mezzanine Equity, and Stockholders' Equity
Current Liabilities
Accounts payable	16,593	—	16,593	18,574	—	18,574	15,797	—	15,797
Accrued payroll and employee benefits	13,057	—	13,057	13,157	—	13,157	12,484	—	12,484
Current portion of operating lease liability	5,078	—	5,078	5,103	—	5,103	5,180	—	5,180
Other accrued expenses	253	—	253	196	—	196	228	—	228
Contract liabilities	3,576	—	3,576	4,961	—	4,961	6,917	—	6,917
Deferred revenues	22,318	(1,225)	21,093	27,500	2,246	29,746	40,102	1,656	41,758
Income taxes payable	4,633	(4,633)	—	3,487	(3,487)	—	751	(751)	—
Current portion of long-term debt	9,224	—	9,224	9,310	—	9,310	5,845	—	5,845
Total Current Liabilities	74,732	(5,858)	68,874	82,288	(1,241)	81,047	87,304	905	88,209
Other Liabilities
Long-term debt	56,089	—	56,089	57,050	—	57,050	61,110	—	61,110
Long-term promissory note	4,275	—	4,275	4,275	—	4,275	4,275	—	4,275
Deferred tax liability	653	2,541	3,194	653	2,462	3,115	653	633	1,286
Long-term operating lease liability	7,100	—	7,100	8,304	—	8,304	9,515	—	9,515
Other	2,757	—	2,757	2,662	—	2,662	2,663	—	2,663

Harbor Diversified, Inc. and Subsidiaries
2022 Condensed Consolidated Balance Sheets (in thousands)

	September 30, 2022			June 30, 2022			March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Total Long-term Liabilities	70,874	2,541	73,415	72,944	2,462	75,406	78,216	633	78,849
Total Liabilities	145,606	(3,317)	142,289	155,232	1,221	156,453	165,520	1,538	167,058
Mezzanine Equity
Preferred stock	13,200	—	13,200	13,200	—	13,200	13,200	—	13,200
Stockholders' Equity
Common stock	555	—	555	555	—	555	555	—	555
Additional paid-in capital	285,866	—	285,866	286,064	—	286,064	286,262	—	286,262
Retained deficit	(46,778)	(24,253)	(71,031)	(54,800)	(16,516)	(71,316)	(69,881)	(8,061)	(77,942)
Treasury stock	(14,013)	—	(14,013)	(13,214)	—	(13,214)	(10,762)	—	(10,762)
Total Stockholders' Equity	225,630	(24,253)	201,377	218,605	(16,516)	202,089	206,174	(8,061)	198,113
Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$384,436	$(27,570)	$356,866	$387,037	$(15,295)	$371,742	$384,894	$(6,523)	$378,371

Harbor Diversified, Inc. and Subsidiaries
2023 Three Month Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended
	September 30, 2023			June 30, 2023			March 31, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Revenues
Contract revenues	$49,958	$—	$49,958	$50,970	$(2,161)	$48,809	$59,037	$(6,518)	$52,519
Contract services and other	98	—	98	102	—	102	95	—	95
Total Operating Revenues	50,056	—	50,056	51,072	(2,161)	48,911	59,132	(6,518)	52,614
Operating Expenses
Payroll and related costs	29,444	—	29,444	29,953	—	29,953	29,768	—	29,768
Aircraft fuel and oil	115	—	115	221	—	221	102	—	102
Aircraft maintenance, materials and repairs	11,175	—	11,175	17,869	—	17,869	19,349	—	19,349
Other rents	1,459	—	1,459	1,474	—	1,474	1,594	—	1,594
Depreciation, amortization and obsolescence	6,398	—	6,398	6,370	—	6,370	6,357	—	6,357

Harbor Diversified, Inc. and Subsidiaries
2023 Three Month Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended
	September 30, 2023			June 30, 2023			March 31, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Revenues
Purchased services and other	6,537	—	6,537	7,532	—	7,532	4,442	—	4,442
Total Operating Expenses	55,128	—	55,128	63,419	—	63,419	61,612	—	61,612
Loss From Operations	(5,072)	—	(5,072)	(12,347)	(2,161)	(14,508)	(2,480)	(6,518)	(8,998)
Other (Expense) Income
Interest and dividend income	1,540	(244)	1,296	1,429	(239)	1,190	1,366	(216)	1,150
Interest expense	—	—	—	(11)	—	(11)	(1)	—	(1)
Gain (loss) on marketable securities	(955)	—	(955)	(795)	—	(795)	1,740	—	1,740
Gain on extinguishment of debt	—	—	—	70	—	70	—	—	—
Other, net	—	—	—	(1)	—	(1)	(13)	—	(13)
Total Other Income	585	(244)	341	692	(239)	453	3,092	(216)	2,876
Net Income (Loss) Before Taxes	(4,487)	(244)	(4,731)	(11,655)	(2,400)	(14,055)	612	(6,734)	(6,122)
Income Tax Benefit	(799)	217	(582)	(2,486)	419	(2,067)	(270)	(937)	(1,207)
Net Income (Loss)	(3,688)	(461)	(4,149)	(9,169)	(2,819)	(11,988)	882	(5,797)	(4,915)
Preferred Stock Dividends	358	—	358	305	—	305	252	—	252
Net Income (Loss) Available to Common Shareholders	$(4,046)	$(461)	$(4,507)	$(9,474)	$(2,819)	$(12,293)	$630	$(5,797)	$(5,167)
Basic earnings (loss) per share	$(0.09)	$(0.01)	$(0.10)	$(0.21)	$(0.07)	$(0.28)	$0.01	$(0.12)	$(0.11)
Diluted (loss) earnings per share	$(0.09)	$(0.01)	$(0.10)	$(0.21)	$(0.07)	$(0.28)	$0.01	$(0.12)	$(0.11)
Weighted average common shares:
Basic	43,653,627	—	43,653,627	44,276,627	—	44,276,627	44,979,947	—	44,979,947
Diluted	43,653,627	—	43,653,627	44,276,627	—	44,276,627	61,479,947	(16,500,000)	44,979,947

Harbor Diversified, Inc. and Subsidiaries
2023 Nine- and Six-Month Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Nine Months Ended			Six Months Ended
	September 30, 2023			June 30, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Revenues
Contract revenues	$159,965	$(8,679)	$151,286	$110,007	$(8,679)	$101,328
Contract services and other	295	—	295	197	—	197
Total Operating Revenues	160,260	(8,679)	151,581	110,204	(8,679)	101,525
Operating Expenses
Payroll and related costs	89,165	—	89,165	59,721	—	59,721
Aircraft fuel and oil	438	—	438	323	—	323
Aircraft maintenance, materials and repairs	48,393	—	48,393	37,218	—	37,218
Other rents	4,527	—	4,527	3,068	—	3,068
Depreciation, amortization and obsolescence	19,125	—	19,125	12,727	—	12,727
Purchased services and other	18,511	—	18,511	11,974	—	11,974
Total Operating Expenses	180,159	—	180,159	125,031	—	125,031
Loss From Operations	(19,899)	(8,679)	(28,578)	(14,827)	(8,679)	(23,506)
Other (Expense) Income
Interest and dividend income	4,335	(699)	3,636	2,795	(455)	2,340
Interest expense	(12)	—	(12)	(12)	—	(12)
Gain (loss) on marketable securities	(10)	—	(10)	945	—	945
Gain on extinguishment of debt	70	—	70	70	—	70
Other, net	(14)	—	(14)	(14)	—	(14)
Total Other Income	4,369	(699)	3,670	3,784	(455)	3,329
Net Loss Before Taxes	(15,530)	(9,378)	(24,908)	(11,043)	(9,134)	(20,177)
Income Tax Benefit	(3,555)	(301)	(3,856)	(2,756)	(518)	(3,274)
Net Loss	(11,975)	(9,077)	(21,052)	(8,287)	(8,616)	(16,903)
Preferred Stock Dividends	915	—	915	557	—	557
Net Loss Available to Common Shareholders	$(12,890)	$(9,077)	$(21,967)	$(8,844)	$(8,616)	$(17,460)
Basic loss per share	$(0.29)	$(0.21)	$(0.50)	$(0.20)	$(0.19)	$(0.39)
Diluted loss per share	$(0.29)	$(0.21)	$(0.50)	$(0.20)	$(0.19)	$(0.39)
Weighted average common shares:
Basic	44,298,542	—	44,298,542	44,626,344	—	44,626,344
Diluted	44,298,542	—	44,298,542	44,626,344	—	44,626,344

Harbor Diversified, Inc. and Subsidiaries
2022 Three Month Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended
	September 30, 2022				June 30, 2022				March 31, 2022
	As Reported	Adjustments	Reclassification	As Restated	As Reported	Adjustments	Reclassification	As Restated	As Reported	Adjustments	Reclassification	As Restated
Operating Revenues
Contract revenues	$68,389	$(10,049)	$—	$58,340	$77,923	$(11,035)	$—	$66,888	$66,968	$(9,130)	$—	$57,838
Contract services and other	21	—	—	21	7	—	—	7	7	—	—	7
Total Operating Revenues	68,410	(10,049)	—	58,361	77,930	(11,035)	—	66,895	66,975	(9,130)	—	57,845
Operating Expenses
Payroll and related costs	26,801	—	—	26,801	27,694	—	—	27,694	26,601	—	—	26,601
Aircraft fuel and oil	49	—	—	49	34	—	—	34	51	—	—	51
Aircraft maintenance, materials and repairs	17,494	—	—	17,494	16,336	—	—	16,336	14,501	—	—	14,501
Other rents	1,617	—	—	1,617	1,657	—	—	1,657	1,613	—	—	1,613
Depreciation, amortization and obsolescence	6,639	—	—	6,639	6,674	—	—	6,674	6,644	—	—	6,644
Purchased services and other	3,310	—	—	3,310	3,514	—	—	3,514	3,765	—	—	3,765
Total Operating Expenses	55,910	—	—	55,910	55,909	—	—	55,909	53,175	—	—	53,175
Income From Operations	12,500	(10,049)	—	2,451	22,021	(11,035)	—	10,986	13,800	(9,130)	—	4,670
Other (Expense) Income
Interest and dividend income	840	(102)	893	1,631	688	(56)	693	1,325	574	(16)	210	768
Loss on marketable securities	(3,749)	—	—	(3,749)	(3,602)	—	—	(3,602)	(2,423)	—	—	(2,423)
Gain on extinguishment of debt	53	—	—	53	—	—	—	—	—	—	—	—
Other, net	885	—	(893)	(8)	691	—	(693)	(2)	210	—	(210)	—
Total Other Expense	(1,971)	(102)	—	(2,073)	(2,223)	(56)	—	(2,279)	(1,639)	(16)	—	(1,655)
Net Income Before Taxes	10,529	(10,151)	—	378	19,798	(11,091)	—	8,707	12,161	(9,146)	—	3,015
Income Tax Expense	2,507	(2,414)	—	93	4,717	(2,636)	—	2,081	2,898	(2,177)	—	721
Net Income	8,022	(7,737)	—	285	15,081	(8,455)	—	6,626	9,263	(6,969)	—	2,294
Preferred Stock Dividends	198	—	—	198	198	—	—	198	198	—	—	198
Net Income Available to Common Shareholders	$7,824	$(7,737)	$—	$87	$14,883	$(8,455)	$—	$6,428	$9,065	$(6,969)	$—	$2,096
Basic earnings (loss) per share	$0.17	$(0.17)	$—	$—	$0.32	$(0.18)	$—	$0.14	$0.19	$(0.15)	$—	$0.04
Diluted earnings (loss) per share	$0.13	$(0.13)	$—	$—	$0.24	$(0.14)	$—	$0.10	$0.14	$(0.11)	$—	$0.03
Weighted average common shares:

Harbor Diversified, Inc. and Subsidiaries
2022 Three Month Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended
	September 30, 2022				June 30, 2022				March 31, 2022
	As Reported	Adjustments	Reclassification	As Restated	As Reported	Adjustments	Reclassification	As Restated	As Reported	Adjustments	Reclassification	As Restated
Basic	45,775,512	—	—	45,775,512	46,518,867	—	—	46,518,867	47,637,544	—	—	47,637,544
Diluted	62,275,512	—	—	62,275,512	63,018,867	—	—	63,018,867	64,534,912	—	—	64,534,912

Harbor Diversified, Inc. and Subsidiaries
2022 Nine- and Six- Month Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Nine Months Ended				Six Months Ended
	September 30, 2022				June 30, 2022
	As Reported	Adjustments	Reclassification	As Restated	As Reported	Adjustments	Reclassification	As Restated
Operating Revenues
Contract revenues	$213,280	$(30,214)	$—	$183,066	$144,891	$(20,165)	$—	$124,726
Contract services and other	35	—	—	35	14	—	—	14
Total Operating Revenues	213,315	(30,214)	—	183,101	144,905	(20,165)	—	124,740
Operating Expenses
Payroll and related costs	81,096	—	—	81,096	54,295	—	—	54,295
Aircraft fuel and oil	134	—	—	134	85	—	—	85
Aircraft maintenance, materials and repairs	48,331	—	—	48,331	30,837	—	—	30,837
Other rents	4,887	—	—	4,887	3,270	—	—	3,270
Depreciation, amortization and obsolescence	19,957	—	—	19,957	13,318	—	—	13,318
Purchased services and other	10,589	—	—	10,589	7,279	—	—	7,279
Total Operating Expenses	164,994	—	—	164,994	109,084	—	—	109,084
Income From Operations	48,321	(30,214)	—	18,107	35,821	(20,165)	—	15,656
Other (Expense) Income
Interest and dividend income	2,102	(174)	1,796	3,724	1,262	(72)	903	2,093
Loss on marketable securities	(9,774)	—	—	(9,774)	(6,025)	—	—	(6,025)
Gain on extinguishment of debt	53	—	—	53	—	—	—	—
Other, net	1,786	—	(1,796)	(10)	901	—	(903)	(2)
Total Other Expense	(5,833)	(174)	—	(6,007)	(3,862)	(72)	—	(3,934)
Net Income Before Taxes	42,488	(30,388)	—	12,100	31,959	(20,237)	—	11,722

Harbor Diversified, Inc. and Subsidiaries
2022 Nine- and Six- Month Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Nine Months Ended				Six Months Ended
	September 30, 2022				June 30, 2022
	As Reported	Adjustments	Reclassification	As Restated	As Reported	Adjustments	Reclassification	As Restated
Operating Revenues
Income Tax Expense	10,122	(7,227)	—	2,895	7,615	(4,813)	—	2,802
Net Income	32,366	(23,161)	—	9,205	24,344	(15,424)	—	8,920
Preferred Stock Dividends	594	—	—	594	396	—	—	396
Net Income Available to Common Shareholders	$31,772	$(23,161)	$—	$8,611	$23,948	$(15,424)	$—	$8,524
Basic earnings (loss) per share	$0.68	$(0.50)	$—	$0.18	$0.51	$(0.33)	$—	$0.18
Diluted earnings (loss) per share	$0.50	$(0.36)	$—	$0.14	$0.38	$(0.25)	$—	$0.13
Weighted average common shares:
Basic	46,637,154	—	—	46,637,154	47,075,115	—	—	47,075,115
Diluted	63,268,154	—	—	63,268,154	63,772,701	—	—	63,772,701

Harbor Diversified, Inc. and Subsidiaries
2023 Condensed Consolidated Statement of Stockholders' Equity (in thousands)

	Mezzanine Equity Series C Convertible Redeemable Preferred Stock Shares	Amount	Shares Common Stock (a)	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Shareholders' Equity
Balance, March 31, 2023 as reported	4,000	$13,200	44,750	10,731	$555	$285,416	$(39,152)	$(15,963)	$230,856
Cumulative adjustments to Net Loss	—	—	—	—	—	—	(38,497)	—	(38,497)
Balance, March 31, 2023, as restated	4,000	$13,200	44,750	10,731	$555	$285,416	$(77,649)	$(15,963)	$192,359

	Mezzanine Equity Series C Convertible Redeemable Preferred Stock Shares	Amount	Shares Common Stock (a)	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Shareholders' Equity
Balance, June 30, 2023, as reported	4,000	$13,200	43,830	11,651	$555	$285,111	$(48,321)	$(18,055)	$219,290
Cumulative adjustments to Net Loss	—	—	—	—	—	—	(41,316)	—	(41,316)
Balance, June 30, 2023, as restated	4,000	$13,200	43,830	11,651	$555	$285,111	$(89,637)	$(18,055)	$177,974

	Mezzanine Equity Series C Convertible Redeemable Preferred Stock Shares	Amount	Shares Common Stock (a)	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Shareholders' Equity
Balance, September 30, 2023 as reported	4,000	$13,200	43,456	12,025	$555	$284,753	$(52,009)	$(18,871)	$214,428
Cumulative adjustments to Net Loss	—	—	—	—	—	—	(41,777)	—	(41,777)
Balance, September 30, 2023, as restated	4,000	$13,200	43,456	12,025	$555	$284,753	$(93,786)	$(18,871)	$172,651

Harbor Diversified, Inc. and Subsidiaries
2022 Condensed Consolidated Statement of Stockholders' Equity (in thousands)

	Mezzanine Equity Series C Convertible Redeemable Preferred Stock Shares	Amount	Shares Common Stock (a)	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Shareholders' Equity
Balance, March 31, 2022 as reported	4,000	$13,200	47,054	8,427	$555	$286,262	$(69,881)	$(10,762)	$206,174
Cumulative adjustments to Net Income	—	—	—	—	—	—	(8,061)	—	(8,061)
Balance, March 31, 2022, as restated	4,000	$13,200	47,054	8,427	$555	$286,262	$(77,942)	$(10,762)	$198,113

	Mezzanine Equity Series C Convertible Redeemable Preferred Stock Shares	Amount	Shares Common Stock (a)	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Shareholders' Equity
Balance, June 30, 2022, as reported	4,000	$13,200	46,016	9,465	$555	$286,064	$(54,800)	$(13,214)	$218,605
Cumulative adjustments to Net Income	—	—	—	—	—	—	(16,516)	—	(16,516)
Balance, June 30, 2022, as restated	4,000	$13,200	46,016	9,465	$555	$286,064	$(71,316)	$(13,214)	$202,089

	Mezzanine Equity Series C Convertible Redeemable Preferred Stock Shares	Amount	Shares Common Stock (a)	Repurchased Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Shareholders' Equity
Balance, September 30, 2022 as reported	4,000	$13,200	45,652	9,829	$555	$285,866	$(46,778)	$(14,013)	$225,630
Cumulative adjustments to Net Income	—	—	—	—	—	—	(24,253)	—	(24,253)
Balance, September 30, 2022, as restated	4,000	$13,200	45,652	9,829	$555	$285,866	$(71,031)	$(14,013)	$201,377

Harbor Diversified, Inc. and Subsidiaries
2023 Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine months ended September 30, 2023			Six months ended June 30, 2023			Three months ended March 31, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net income (loss)	$(11,975)	$(9,077)	$(21,052)	$(8,287)	$(8,616)	$(16,903)	$882	$(5,797)	$(4,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and obsolescence allowance	19,125	—	19,125	12,727	—	12,727	6,357	—	6,357
Amortization of contract costs	(1,654)	1,654	—	(1,461)	1,461	—	(936)	936	—
Amortization of engine overhauls	2,485	—	2,485	1,515	—	1,515	676	—	676
Deferred income taxes	(3,566)	(296)	(3,862)	—	(3,277)	(3,277)	—	(1,212)	(1,212)
Loss on disposition of property	219	—	219	208	—	208	92	—	92
Loss (gain) on marketable securities	10	—	10	(945)	—	(945)	(1,740)	—	(1,740)
Gain on extinguishment of debt	(70)	—	(70)	(70)	—	(70)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(51)	1,687	1,636	(4,733)	4,649	(84)	(807)	2,386	1,579
Notes receivable	(1,641)	1,641	—	(1,641)	1,641	—	(1,641)	1,641	—
Spare parts and supplies	(450)	—	(450)	(605)	—	(605)	(399)	—	(399)
Prepaid expenses and other	471	445	916	139	389	528	(698)	181	(517)
Operating lease right of use asset	140	—	140	126	—	126	55	—	55
Accounts payable	(5,870)	640	(5,230)	851	254	1,105	784	—	784
Accrued payroll and employee benefits	246	—	246	195	—	195	1,227	—	1,227
Other accrued expenses	29	—	29	(35)	—	(35)	56	—	56
Contract liabilities	843	(1,654)	(811)	2,143	(1,461)	682	469	(936)	(467)
Deferred revenue	(16,561)	4,960	(11,601)	(16,561)	4,960	(11,601)	(10,720)	2,801	(7,919)
Other long-term liabilities	(222)	—	(222)	(240)	—	(240)	(318)	—	(318)
Net Cash Used in Operating Activities	(18,492)	—	(18,492)	(16,674)	—	(16,674)	(6,661)	—	(6,661)
Cash Flows From Investing Activities
Additions to property and equipment	(3,017)	—	(3,017)	(2,453)	—	(2,453)	(1,817)	—	(1,817)
Proceeds on disposition of property and equipment	19	—	19	10	—	10	2	—	2
Purchase of marketable securities	(2,745)	—	(2,745)	(1,681)	—	(1,681)	(738)	—	(738)
Sale of marketable securities	20,000	—	20,000	15,000	—	15,000	—	—	—
Net Cash Provided by (Used in) Investing Activities	14,257	—	14,257	10,876	—	10,876	(2,553)	—	(2,553)

Harbor Diversified, Inc. and Subsidiaries
2023 Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine months ended September 30, 2023			Six months ended June 30, 2023			Three months ended March 31, 2023
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Cash Flows From Financing Activities
Repayments of long-term debt	(8,598)	—	(8,598)	(8,112)	—	(8,112)	(556)	—	(556)
Dividends paid	(915)	—	(915)	(557)	—	(557)	(252)	—	(252)
Repurchased stock	(3,888)	—	(3,888)	(3,072)	—	(3,072)	(980)	—	(980)
Net Cash Used in Financing Activities	(13,401)	—	(13,401)	(11,741)	—	(11,741)	(1,788)	—	(1,788)
Decrease in Cash, Cash Equivalents and Restricted Cash	(17,636)	—	(17,636)	(17,539)	—	(17,539)	(11,002)	—	(11,002)
Cash, Cash Equivalents and Restricted Cash, beginning of year	34,182	—	34,182	34,182	—	34,182	34,182	—	34,182
Cash, Cash Equivalents and Restricted Cash, end of year	$16,546	$—	$16,546	$16,643	$—	$16,643	$23,180	$—	$23,180

Harbor Diversified, Inc. and Subsidiaries
2022 Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine months ended September 30, 2022			Six months ended June 30, 2022			Three months ended March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net income (loss)	$32,366	$(23,161)	$9,205	$24,344	$(15,424)	$8,920	$9,263	$(6,969)	$2,294
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and obsolescence allowance	19,957	—	19,957	13,318	—	13,318	6,644	—	6,644
Amortization of contract costs	(3,314)	3,314	—	(2,383)	2,383	—	(1,066)	1,066	—
Amortization of engine overhauls	2,098	—	2,098	1,305	—	1,305	616	—	616
Deferred income taxes	(118)	2,906	2,788	(118)	2,802	2,684	(118)	721	603
Loss (gain) on disposition of property	62	—	62	38	—	38	(2)	—	(2)
Loss on marketable securities	9,774	—	9,774	6,025	—	6,025	2,423	—	2,423
Gain on extinguishment of debt	(53)	—	(53)	—	—	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25,850)	18,866	(6,984)	(16,697)	10,383	(6,314)	(8,258)	3,981	(4,277)
Notes receivable	(12,747)	12,747	—	(7,609)	7,609	—	(3,510)	3,510	—
Spare parts and supplies	(149)	—	(149)	(159)	—	(159)	(229)	—	(229)
Prepaid expenses and other	3,699	(5,500)	(1,801)	4,623	(4,129)	494	4,523	(2,148)	2,375
Operating lease right of use asset	41	—	41	54	—	54	19	—	19
Accounts payable	(3,467)	—	(3,467)	(1,486)	—	(1,486)	(4,263)	—	(4,263)
Accrued payroll and employee benefits	(1,828)	—	(1,828)	(1,728)	—	(1,728)	(2,401)	—	(2,401)
Other accrued expenses	81	—	81	24	—	24	56	—	56
Long -term deferred revenue	(9,046)	—	(9,046)	(9,046)	—	(9,046)	(9,046)	—	(9,046)
Contract liabilities	(2,534)	(3,314)	(5,848)	(2,080)	(2,383)	(4,463)	(1,441)	(1,066)	(2,507)
Deferred revenue	(13,474)	(1,225)	(14,699)	(8,292)	2,246	(6,046)	4,310	1,656	5,966
Income taxes payable	4,633	(4,633)	—	3,487	(3,487)	—	751	(751)	—
Other long-term liabilities	35	—	35	(60)	—	(60)	(59)	—	(59)
Net Cash Provided by (Used in) Operating Activities	166	—	166	3,560	—	3,560	(1,788)	—	(1,788)
Cash Flows From Investing Activities
Additions to property and equipment	(2,963)	—	(2,963)	(3,732)	—	(3,732)	(1,210)	—	(1,210)
Proceeds on disposition of property and equipment	10	—	10	7	—	7	3	—	3
Purchase of marketable securities	(1,921)	—	(1,921)	(958)	—	(958)	(231)	—	(231)
Net Cash Used in Investing Activities	(4,874)	—	(4,874)	(4,683)	—	(4,683)	(1,438)	—	(1,438)

Harbor Diversified, Inc. and Subsidiaries
2022 Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine months ended September 30, 2022			Six months ended June 30, 2022			Three months ended March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Cash Flows From Financing Activities
Repayments of long-term debt	(2,184)	—	(2,184)	(1,190)	—	(1,190)	(595)	—	(595)
Dividends paid	(594)	—	(594)	(396)	—	(396)	(198)	—	(198)
Repurchase of stock options	(969)	—	(969)	(969)	—	(969)	(969)	—	(969)
Repurchased stock	(10,733)	—	(10,733)	(9,934)	—	(9,934)	(7,482)	—	(7,482)
Net Cash Used in Financing Activities	(14,480)	—	(14,480)	(12,489)	—	(12,489)	(9,244)	—	(9,244)
Decrease in Cash, Cash Equivalents and Restricted Cash	(19,188)	—	(19,188)	(13,612)	—	(13,612)	(12,470)	—	(12,470)
Cash, Cash Equivalents and Restricted Cash, beginning of year	38,619	—	38,619	38,619	—	38,619	38,619	—	38,619
Cash, Cash Equivalents and Restricted Cash, end of year	$19,431	$—	$19,431	$25,007	$—	$25,007	$26,149	$—	$26,149

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2023, the last day of the period covered by this Annual Report. Based on this evaluation, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of the material weakness described below.
Limitations on Effectiveness of Controls
Our management, including our principal executive officer, principal financial officer and principal accounting officer, does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting, will prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures within the Company have been or will be detected. A control system, no matter how well designed or operated, can provide only reasonable assurance that the objectives of the system are met.
The design of our control system reflects the fact that there are resource constraints, and the benefits of such control system must be considered relative to their costs. For example, management may deem it to be appropriate to retain third-party advisors to analyze and interpret complex accounting issues, where management lacks technical knowledge, rather than bearing the significant costs associated with hiring additional accounting personnel with expertise in complex accounting matters.
Further, the inherent limitations in any control system include the realities that judgments in decision-making can be incorrect and that breakdowns can occur because of errors or misinterpretations. Accounting standards are complex, and are subject to changing guidance and differing interpretations, even where knowledgeable third-party advisors are involved. Notwithstanding the exertion of significant effort and resources to interpret and apply accounting standards and any related guidance, it is possible that they may be misinterpreted or misapplied, or that prior interpretations may be reconsidered and changed, which may result in technical accounting errors. Any such accounting error could result in a restatement of previously issued consolidated financial statements, and may result in a determination that a material weakness in internal control exists, notwithstanding the scope of the effort applied to, or the magnitude of the resources invested in, performing the relevant analysis.
Additionally, although we are not aware of any such instances, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. Finally, the design of any system of controls is necessarily based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, and following extensive discussions among management, the Audit Committee, and our independent registered public accounting firm, as well as consultation between management and multiple additional accounting and legal advisors over a period of several months, we determined that the previously issued consolidated financial statements for the Non-Reliance Periods should no longer be relied upon and that such financial statements should be restated. As a result of this determination, we concluded that we had a material weakness in our internal control over financial reporting.
The identified material weakness arose from our recognition of certain disputed revenues and related interest income under the United capacity purchase agreement (the "Disputed Amounts"). We previously recognized all of the Disputed Amounts during the Non-Reliance Periods, which we later determined, in consultation with knowledgeable third-party advisors, was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we determined that, contrary to the prior conclusion we reached in consultation with knowledgeable third-party advisors regarding the correct application of a complex standard to a complex agreement, we should have constrained a portion of the Disputed Amounts. This determination was based on additional guidance received from additional third-party advisors as to the manner in which ASC 606 should be applied to the recognition of revenue under the agreement, irrespective of the actual outcome of the dispute with United. This deficiency led to a material error (as that concept is defined in the accounting guidance) in our previously issued consolidated financial statements, which in turn led to the restatement of those financial statements and the finding of a material weakness.
Remediation of Material Weakness
With the oversight of the Audit Committee, our management has implemented, and is in process of implementing, additional measures to improve our internal control over financial reporting to remediate the material weakness identified above, including (i) enhancing our internal process for the review and interpretation of accounting guidance as it applies to our capacity purchase agreements, and (ii) engaging new or additional knowledgeable third-party advisors with relevant experience in analyzing accounting guidance as it applies to complex commercial agreements, including determining the appropriate accounting for revenue derived from our capacity purchase agreements. We are committed to continuing to improve our internal control processes.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the identified material weakness, or to avoid potential future material weaknesses or significant deficiencies. While we believe our efforts have improved our internal control over financial reporting, remediation of the material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We have invested, and expect to continue to invest, significant resources to improve our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation measures discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No Attestation Report of the Registered Public Accounting Firm
As a “non-accelerated filer,” we are not required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Consistent with SEC rules and regulations, our executive officers include certain officers of our subsidiary, Air Wisconsin. The following table sets forth information concerning our executive officers and directors as of January 1, 2024:

Name	Age	Position

Executive Officers
Christine R. Deister	74	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns	59	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay	40	Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer
Gregg Garvey	58	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC Principal Accounting Officer

Non-Employee Directors
Richard A. Bartlett	66	Director, Harbor Diversified, Inc.
Nolan Bederman(1)	51	Director, Harbor Diversified, Inc.
Kevin J. Degen(1)	66	Director, Harbor Diversified, Inc.
(1)Serves as a member of our Audit Committee.
Executive Officers
Christine R. Deister
Ms. Deister has served as the Company’s Chief Executive Officer and Secretary since March 2020. Ms. Deister has also served as Chief Financial Officer and Secretary of Lotus Aviation Leasing, LLC and Chief Financial Officer and Secretary of Air Wisconsin Funding LLC (“AWF”) since April 2020, as well as President, Secretary and a director of Harbor Therapeutics, Inc. since April 2020. Ms. Deister has served as Vice President of Special Projects for Air Wisconsin since April 2020 and also serves as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”). Ms. Deister was initially appointed Chief Financial Officer and Secretary of the Company in March 2012, and was subsequently appointed President of the Company in July 2019. Previously, Ms. Deister served as President and Chief Executive Officer of Air Wisconsin from April 2015 until March 2019 and as Chief Executive Officer until March 2020. From November 2014 to April 2015, Ms. Deister served as Chief Commercial Officer of Air Wisconsin. From November 2004 to November 2014, Ms. Deister served as Executive Vice President and Chief Financial Officer of Air Wisconsin. Prior to Air Wisconsin, Ms. Deister served as Executive Vice President and Chief Financial Officer of Hawaiian Airlines from 2001 to November 2004. Prior to 2001, Ms. Deister held various executive roles with Trans World Airlines, including Senior Vice President of Finance and Treasurer.
Robert Binns
Mr. Binns has served as Air Wisconsin’s President since April 2019, and as its Chief Executive Officer since March 2020. Mr. Binns has also served as a member of the board of managers of Air Wisconsin and as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”) since April 2020. Mr. Binns brings over 30 years of airline and industry-related leadership to these roles. Prior to joining Air Wisconsin, Mr. Binns was the Chief Executive Officer and member of the board of managers of Hybrid Enterprises, LLC, the exclusive reseller of Lockheed Martin’s hybrid airship, until December 2018 and held executive roles with Wivenhoe Aviation, LLC, from 2013 to 2015, Global Aviation Holdings, from 2004 to 2013, TransMeridian Airlines, from 2001 to 2004, Pegasus Aviation, from 1999 to 2001, and Trans World Airlines, from 1994 to 1999. Since 2007, Mr. Binns has served as a member of the Board of Councilors of The Carter Center. Mr. Binns holds an M.B.A. from the University of Kansas, an M.A. in Political Behavior from Essex University in England, and a B.A. in History and Political Science from the University of Kansas.

Liam Mackay
Mr. Mackay has served as Air Wisconsin’s Chief Financial Officer since January 1, 2021. Prior to joining Air Wisconsin, Mr. Mackay served as Director, United Express Commercial Strategy at United, since 2019. From 2016 to 2019, Mr. Mackay served as Director, United Express Regional Partner Management at United, and from 2011 to 2016, he served as Senior Manager, Financial Analysis at United. Mr. Mackay graduated from The University of Western Ontario in 2005 with a Bachelor of Administrative & Commercial Studies in Commercial Aviation Management degree, and he obtained an M.B.A. in Aviation from Embry-Riddle Aeronautical University in 2007.
Gregg Garvey
Mr. Garvey has served as Air Wisconsin’s Senior Vice President, Chief Accounting Officer and Treasurer since October 2018, and has worked with Air Wisconsin in various roles since 1999. Mr. Garvey also serves as Vice President, Chief Financial Officer and Treasurer of AWAC. Prior to joining Air Wisconsin in 1999, Mr. Garvey served as a Tax Manager, Tax Supervisor, and Staff Accountant at Schenck & Associates (currently part of CliftonLarsonAllen LLP), a large regional public accounting firm in Appleton, Wisconsin. Mr. Garvey also held positions of Financial Analyst and Forecasting Accountant and Senior Tax Accountant at Repap Wisconsin, Inc., a paper company formerly located in Kimberly, Wisconsin. Mr. Garvey holds a B.B.A. in Accounting from the University of Wisconsin-Whitewater, an M.S. in Taxation from the University of Wisconsin-Milwaukee, and an M.B.A. from the University of Wisconsin-Oshkosh. Mr. Garvey is also a Certified Public Accountant.
Non-Employee Directors
Richard A. Bartlett
Mr. Bartlett has served on Harbor’s board of directors since August 2011. Mr. Bartlett is the managing director of Resource Holdings, Ltd., a private equity firm located in New York, New York. He has served on the board of directors of numerous privately held and publicly traded companies across a wide variety of industries, including the board of directors of Air Wisconsin for more than 25 years. Mr. Bartlett served on the board of directors of US Airways, Inc. from 2005 to 2008. Prior to joining Resource Holdings, Ltd. in 1984, he served as a law clerk for an associate justice of the Supreme Court of the United States, and prior to that, for a senior judge of the U.S. Circuit Court for the District of Columbia. Mr. Bartlett received his J.D. from Yale Law School and his B.A. from Princeton University.
We believe Mr. Bartlett’s experience serving as a principal at a private equity firm for over 30 years, and on the boards of directors of multiple companies, including Air Wisconsin and US Airways, Inc., provides him with the skills necessary to understand business strategy and planning, financial statements, and board process and functions, all of which qualify him for service as a director.
Nolan Bederman
Mr. Bederman has served on Harbor's board of directors and on Air Wisconsin’s board of managers since March 2019. Mr. Bederman currently serves as a founder and Managing Partner of Bederman Capital Corp., a private equity firm. Prior to forming Bederman Capital Corp., Mr. Bederman served as partner and co-founder of Genuity Capital Partners from 2005 to 2013. Prior to Genuity Capital Partners, Mr. Bederman served as an executive director of private equity with CIBC Capital Partners from 2002 to 2004, and was promoted to Vice President of investment banking with Merrill Lynch & Co., where he served as a mergers and acquisitions advisor from 1998 to 2002. Mr. Bederman has served since 2013 as Chair, and since 2021 as Executive Chair, of the board of LifeSpeak, Inc., a public company. He has also served since 2016 as Chair of the board of Berkeley Street Holdings, Inc. Mr. Bederman received his J.D. and M.B.A. from the University of Toronto, and a B.A. in Economics from the University of Western Ontario.
We believe Mr. Bederman’s experience in private equity, and as the founder of multiple complex organizations, brings to Harbor’s board of directors critical skills related to leadership, financial oversight, strategic planning and corporate governance, all of which qualify him for service as a director.
Kevin J. Degen
Mr. Degen has served on Harbor’s board of directors and on Air Wisconsin’s board of managers since March 2019. Mr. Degen has been a principal with Greencastle Advisors LLC, an advisory firm in the transportation sector, from 2010 to the present. In addition, Mr. Degen served as a Vice President with Burnham Sterling & Company, a financial advisory firm, from January 2023 to January 2024. Prior to founding Greencastle, Mr. Degen was employed by Seabury Group LLC, an aviation advisory firm, from 2000 to 2009, where he was a Managing Director. Prior to Seabury Group, from 1996 to 1999, Mr. Degen served as Senior Vice President for Donaldson, Lufkin and Jenrette, an investment banking firm, and from 1993 to 1996, as a portfolio manager with Southport Management Group. Prior to Southport, Mr. Degen held various investment banking positions with Lehman Brothers, PaineWebber Inc., and E.F. Hutton Inc. from 1982 to 1992. Mr. Degen served as a director of START III USA LLC, an aircraft leasing SPV, from 2019 to 2022. Mr. Degen received an M.B.A. from Harvard Business School and a B.S. in Engineering from Princeton University.
We believe Mr. Degen’s extensive experience within the transportation sector, as well as his many years serving as an advisor and investment banker, provide him with industry experience, knowledge of complex organizations, and financial management and strategic planning skills, all of which qualify him for service as a director.
Changes to Procedures for Stockholder Nominations for Directorships
There were no material changes in 2023 to the process by which our stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.
Family Relationships and Other Arrangements
There are no family relationships between any of our directors or executive officers. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.
Involvement in Certain Legal Proceedings
There are no legal proceedings involving any of our directors or executive officers which require disclosure by Harbor pursuant to applicable SEC rules.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for Senior Financial Officers (the “Code of Ethics”) applicable to our principal executive officer, principal financial officer, principal accounting officer and other officers that have a financial oversight role, which is intended to comply with the requirements of Item 406 of Regulation S-K. We expect that any amendment to the Code of Ethics, or any waivers of its requirements applicable to our executive officers, will be disclosed in the Company’s future filings under the Exchange Act. The Code of Ethics was previously filed as an exhibit to our SEC reports and is incorporated by reference into this Annual Report.
Meetings of the Board of Directors
During 2023, Harbor’s board of directors held 11 regularly scheduled meetings and numerous additional meetings.
Board of Director Policies and Procedures
Harbor’s board of directors has documented the Company’s corporate governance practices by adopting certain policies and procedures, including the Code of Ethics, a Trading Restriction Policy and the charter of the Audit Committee. These policies and procedures are designed to ensure Harbor’s board of directors, together with the Audit Committee, will have the necessary authority and governance frameworks in place to make decisions independent of the Company’s management.
The Code of Ethics restricts the principal executive officer, principal financial officer and principal accounting officer and any other officer of Harbor (or any of its subsidiaries) that is performing similar functions or that is performing a financial oversight role from trading in Harbor's common stock, subject to limited exceptions. Similarly, the Trading Restriction Policy restricts the officers, employees, agents and consultants of Harbor (or any of its subsidiaries), and certain other covered persons, from trading in Harbor's common stock, subject to limited exceptions.

Audit Committee
The Company has a standing Audit Committee of its board of directors. The Audit Committee oversees the Company’s corporate accounting and financial reporting process and the audits of the Company’s financial statements. For this purpose, the Audit Committee’s principal functions are to: (i) oversee the integrity of the Company’s financial statements, the audits of the Company’s financial statements conducted by the Company’s independent registered public accounting firm (“Independent Auditors”), the qualifications, independence and performance of the Independent Auditors, and compliance with legal, regulatory and disclosure requirements relating to the Company’s accounting and financial reporting processes; (ii) review the Company’s internal control over financial reporting; and (iii) facilitate communication among the Independent Auditors, the Company’s financial and senior management, and Harbor's board of directors. The Audit Committee is directly responsible for oversight of the work of the Independent Auditors, including resolution of any disagreements between management and the Independent Auditors regarding financial reporting or the application of accounting policies. This oversight includes review and discussion with management and the Independent Auditors of (i) the Company’s financial statements and the reports or information delivered to the Audit Committee by the Independent Auditors; and (ii) analyses prepared by management and the Independent Auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, as well as assessment of the Company’s system of internal control over financial reporting.
The Audit Committee is also responsible for the review and approval of any significant conflicts of interest and any material related party transaction and for overseeing the application of any related party transaction policy. A related party transaction means any transaction, arrangement or understanding, or any series of similar transactions, arrangements or understandings to which Harbor (or any of its subsidiaries) is or will be a party for which the amount involved exceeds $120,000, and in which any director, executive officer, holder of more than 5% of Harbor's common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.
The Audit Committee is presently comprised of two directors and operates under a written charter adopted by Harbor’s board of directors. Harbor’s board of directors reviews and assesses the adequacy of the Audit Committee’s written charter on an annual basis. The current members of the Audit Committee are Messrs. Bederman and Degen.
Harbor’s board of directors regularly reviews the qualifications of the Audit Committee members and has determined that each of the Audit Committee members: (i) is “independent” as defined in Rule 10A-3 under the Exchange Act, (ii) is an “independent director” as defined under the Nasdaq Rules, (iii) has the ability to read and understand financial statements, and (iv) qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The latter determination is based on a qualitative assessment of each member’s level of knowledge and experience based on a number of factors.
During 2023, the Audit Committee held four regularly scheduled meetings and numerous additional meetings. Each of the members of the Audit Committee attended all of the meetings of the Audit Committee held during 2023.
ITEM 11.       EXECUTIVE COMPENSATION
Director Compensation
For service on Harbor's board of directors, each director receives a quarterly cash retainer in the amount of $20,000. For service on the Audit Committee, each member receives an additional quarterly cash retainer in the amount of $4,000. The directors are not paid additional amounts for attendance at board or committee meetings.
To the extent any director serves on the board of directors (or similar governing body) of any of our active subsidiaries, the director is typically paid a quarterly cash retainer in the amount of $2,500, which amount is in addition to amounts paid for service on Harbor's board of directors. Messrs. Bederman and Degen each serve on the board of managers of Air Wisconsin.
No current director has been granted any equity awards in connection with his service on Harbor’s board of directors or the Audit Committee, and no equity incentive plan has been adopted for this purpose.
We reimburse reasonable expenses incurred in connection with attending board and committee meetings.

Director Compensation Table
The following table sets forth summary compensation information for our directors for the year ended December 31, 2023:

Name	Fees Earned Or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Richard A. Bartlett	$80,000	—	$80,000
Nolan Bederman(2)	$106,000	—	$106,000
Kevin J. Degen(2)	$106,000	—	$106,000
(1)Each of the directors earned a quarterly cash retainer of $20,000 for each quarter of 2023 for serving on Harbor’s board of directors.
(2)Messrs. Bederman and Degen each earned a quarterly cash retainer of $4,000 for each quarter of 2023 for serving on the Audit Committee, and a quarterly cash retainer of $2,500 for serving on the board of managers of Air Wisconsin.

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
Named Executive Officers
Our named executive officers include our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2023. Consistent with SEC rules and regulations, our named executive officers include certain officers of our subsidiary, Air Wisconsin, as indicated in the table below.
For the year ended December 31, 2023, our named executive officers and their positions were:

Named Executive Officer	Position
Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay	Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer
Compensation Overview
The primary objective of our executive compensation program is to attract and retain executives with the skills necessary to lead us in achieving our strategic objectives and creating long-term value for our stockholders. We recognize that there is significant competition for talented executives, especially within the airline industry, and it can be particularly challenging for regional airlines to recruit executives and other key employees of the caliber necessary to achieve our goals. When making executive compensation decisions, Harbor’s board of directors generally informs itself of the compensation amounts paid to executives at other regional airlines, although this is only one of several factors considered. We have not adopted an equity incentive plan, and have not historically granted equity awards to our named executive officers, which impacts both the aggregate value of compensation that we pay and the mix of compensation elements that we pay relative to other companies in our industry.

Compensation Objectives
When establishing executive compensation, Harbor’s board of directors is guided by the following principles:
•Attract, retain and incentivize executives with the background, experience and vision necessary to lead us in achieving our strategic objectives and creating long-term value for our stockholders;
•Provide a total compensation package that is generally competitive with other companies in our industry that operate in similar geographic locations and are of a similar size and stage of growth; and
•Tie a meaningful portion of the cash bonus opportunity to the achievement of individual and Company performance objectives that are important to the creation of long-term value for our stockholders, while retaining discretion to pay bonuses deemed appropriate by Harbor’s board of directors.
Compensation Determinations
The members of Air Wisconsin's board of managers, which includes two independent managers, are responsible for overseeing our executive compensation program, based on their own experience, their understanding of our business and industry, and feedback from our senior executives. We have not appointed a separate compensation committee. In addition, we have not historically retained a compensation consultant, although we retain the right to do so in the future.
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
Discretionary Cash Bonus
Historically, we have not adopted a formal non-equity incentive program as defined in SEC rules and regulations. Rather, we have typically paid discretionary cash bonuses to our named executive officers and other senior executives. The target bonus opportunity is generally expressed as a percentage of base salary, which varies by executive based on factors such as title, responsibility level and tenure. The actual amounts of these bonuses are generally based on a number of subjective factors such as: (i) individual contributions to achieving our strategic objectives, (ii) our actual operational and financial performance, and (iii) executive retention concerns. Examples of strategic objectives that have impacted historical bonus decisions include the restructuring of debt, the negotiation of key customer agreements, the hiring and retention of pilots, and cash management goals.
While final determinations of bonus payments are made based on the consideration of a number of individual and Company performance factors, the bonus calculations are typically not formulaic and are therefore discretionary in nature. For additional information, please refer to the section titled “ –Summary Compensation Table,” in this Annual Report.
Although the Company may implement a long-term cash incentive plan (“LTIP”) in the future to reward our senior executives, including our named executive officers, for the achievement of pre-determined strategic and operational objectives and the creation of long-term value, there is no current intent to do so.
Equity-Based Awards
We have not historically granted equity awards to our named executive officers, and our named executive officers do not currently own any shares of Harbor's common stock or any equity awards exercisable for or convertible into shares of Harbor's common stock. We have not adopted an equity incentive plan, although we retain the right to do so in the future.

Further, the Code of Ethics and the Trading Restriction Policy generally restrict our named executive officers from trading in Harbor's common stock.
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
For the year ended December 31, 2023, certain senior executives were also eligible to participate in our Supplemental Executive Savings Plan (“SESP”), which is a non-qualified deferred compensation retirement benefit plan. Pursuant to the SESP, we contribute an amount equal to the excess of the full amount of contributions to which the participant would have been entitled under our 401(k) plan, but for the IRS limitations on employer contributions, over the actual amount we contribute to the 401(k) plan for the participant, provided that all Company contributions are discretionary.
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
Pursuant to the Binns Agreement, Mr. Binns is eligible to receive a cash bonus for each year during the term of the Binns Agreement, which shall be paid based on the achievement of certain individual and Company performance objectives, as well as certain other subjective factors, as determined by Air Wisconsin’s board of managers from time to time. To be eligible to receive the cash bonus, Mr. Binns is required to remain employed through the payment date. For the year ended December 31, 2023, Mr. Binns earned a cash bonus of $276,250, a portion of which was paid in March 2024, a portion of which will be paid in March 2026, and the remainder of which will be paid in March 2027. For the year ended December 31, 2022, Mr. Binns earned a cash bonus of $276,250, a portion of which was paid in March 2023, a portion of which was paid in March 2024 and the remainder of which will be paid in two equal annual installments.
As discussed above, the Company may in the future implement an LTIP to reward the senior executives for the achievement of strategic objectives and the creation of long-term value. Mr. Binns will be eligible to receive LTIP awards once adopted. Until such time as an LTIP is implemented, Mr. Binns is eligible to receive a long-term incentive award (the “LTI Award”), each year during the term of the Binns Agreement in an amount equal to the actual incentive bonus amount for the immediately prior year. For each of the years ended December 31, 2023, and December 31, 2022, Mr. Binns earned an LTI Award of $276,250. The LTI Awards are payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. To be eligible to receive an annual installment, Mr. Binns is required to remain employed on the relevant payment date. For additional information, please refer to the section titled “– Summary Compensation Table,” in this Annual Report.

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
Mackay Agreement
Air Wisconsin entered into an employment agreement with Mr. Mackay (the “Mackay Agreement”) pursuant to which he was appointed to serve as the Chief Financial Officer of Air Wisconsin effective as of January 1, 2021. The Mackay Agreement provides Mr. Mackay with (i) an initial employment term of two years, from January 1, 2021 through December 31, 2022, with successive automatic one-year renewal periods, subject to earlier termination as described therein; (ii) a minimum annual base salary of $220,000, which may be increased by the board of managers in its sole discretion; and (iii) such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on substantially the same terms as those available to the other senior executives of Air Wisconsin.
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
Severance Agreements / Change in Control Agreements
Except as described under the section titled “ —Employment Agreements” in this Annual Report, we currently do not have severance agreements or change in control agreements (or other similar agreements) with any of our named executive officers. However, we reserve the right to enter into these types of agreements with our named executive officers or other employees in the future.
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2023 and December 31, 2022. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our named executive officers.

Name and Title	Year	Salary ($)	Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Stock and Options Awards(3)	All Other Compensation ($)(4)	Total ($)
Christine R. Deister	2023	150,000	75,000		—	—	10,000	235,000
Chief Executive Officer and Secretary, Harbor Diversified, Inc.	2022	150,000	75,000		—	—	10,000	235,000
Robert Binns	2023	425,000	552,500	(5)	—	—	81,091	1,058,591
Chief Executive Officer and President, Air Wisconsin Airlines LLC	2022	425,000	552,500		—	—	73,560	1,051,060
Liam Mackay	2023	232,833	157,300	(6)	—	—	33,541	423,674
Chief Financial Officer, Air Wisconsin Airlines LLC	2022	220,000	143,000		—	—	27,737	390,737
						—
(1)The amounts in this column reflect the payment of discretionary cash bonuses to our named executive officers.
(2)We did not adopt a non-equity incentive plan, as defined in the applicable SEC rules and regulations, for 2023 or 2022.
(3)We have not granted any equity awards to our named executive officers and have not adopted an equity incentive plan.
(4)All other compensation for 2023 included the following:
(i)Ms. Deister: aggregate cash payments in the amount of $10,000 for services provided to the board of directors of AWAC (consistent with the amounts paid to the other directors);
(ii)Mr. Binns: (1) aggregate cash payments in the amount of $20,000 for services provided to the board of directors of AWAC and the board of managers of Air Wisconsin (consistent with the amounts paid to the other directors and managers), (2) $23,100 for our contributions pursuant to the 401(k) plan, (3) $19,793 for our contributions to the SESP, and (4) $18,198 for a personal travel allowance benefit (based on the incremental cost to Air Wisconsin); and
(iii)Mr. Mackay: (1) $23,100 for our contributions pursuant to the 401(k) plan, (2) $817 for our contributions to the SESP and (3) $9,624 for a personal travel allowance benefit (based on the incremental cost to Air Wisconsin).
(5)Of this amount, (i) $276,250 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2023, of which $212,500 was paid in March 2024, $21,250 will be paid in March 2026 and $42,500 will be paid in March 2027, and (ii) $276,250 reflects the issuance of an LTI Award, which is payable in cash in four equal annual installments on or about each of the first four anniversaries of the grant date. To be eligible to receive any of these future payments, Mr. Binns is required to remain employed through the relevant payment date.
(6)This amount reflects a discretionary cash bonus that was earned by Mr. Mackay for performance in 2023, of which $121,000 was paid in March 2024, $12,100 will be paid in March 2026, and $24,200 will be paid in March 2027. To be eligible to receive any of these future payments, Mr. Mackay is required to remain employed through the relevant payment date.
For additional information, please refer to the sections titled “Elements of Compensation Program – Discretionary Cash Bonus” and “ —Employment Agreements,” in this Annual Report.
Outstanding Equity Awards at Fiscal Year End
As of December 31, 2023, none of our named executive officers held any outstanding equity awards to acquire shares of Harbor's common stock.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We do not have any equity incentive plans, whether or not approved by our stockholders, pursuant to which any equity awards have been or may be issued to our directors, executive officers and other employees.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of Harbor’s outstanding common stock as of September 30, 2024 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of Harbor’s outstanding common stock.
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of September 30, 2024, including upon the exercise of options or the conversion of preferred stock, are deemed to be outstanding for the purpose of computing the percentage ownership of each stockholder.

	Beneficial Ownership(1)(2)
	Number of Shares	Percentage
Greater than 5% Stockholders
Amun LLC	20,000,000	34.2%
Southshore Aircraft Holdings, LLC(3)	16,500,000	28.2%
Named Executive Officers and Directors
Christine R. Deister	—	—
Robert Binns	—	—
Liam Mackay	—	—
Kevin J. Degen	—	—
Nolan Bederman	—	—
Richard A. Bartlett(4)	36,500,000	62.4%
All executive officers and directors as a group (7 persons)	36,500,000	62.4%
___________
(1)Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 58,534,309 shares of Harbor's common stock outstanding as of September 30, 2024.
(2)The address of each stockholder listed is W6390 Challenger Drive, Suite 203 Appleton, Wisconsin, 54914-9120.
(3)In January 2020, Harbor issued 4,000,000 shares of Series C Preferred to Southshore. In June 2024, 754,550 shares of the Series C Preferred were converted into 16,500,000 shares of Harbor's common stock. and the remaining 3,245,450 shares of the Series C Preferred were redeemed for an aggregate cash payment of $10,709,985. After giving effect to such conversion and redemption, no shares of the Series C Preferred are outstanding. In addition, as of September 30, 2024, there were no securities outstanding that were convertible into, or exercisable or exchangeable for, shares of Harbor's common stock. For additional information, please refer to the section titled "Commitments and Contractual Obligations" in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
(4)Includes (i) 20,000,000 shares of Harbor’s common stock held by Amun and (ii) 16,500,000 shares of Harbor's common stock held by Southshore (see footnote 3 above). Mr. Bartlett, one of Harbor’s directors, may be deemed to be the beneficial owner of the shares of Harbor’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his indirect ownership of 25.6% of the outstanding equity interests of Amun. However, Mr. Bartlett does not control voting or investment decisions made by Amun, which are made by the board of managers of Amun. Mr. Bartlett disclaims beneficial ownership of the shares held by Amun except to the extent of his pecuniary interest therein. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of common stock held by Southshore due to his status as a member of the board of managers of Southshore and his indirect ownership of 25.6% of the outstanding equity interests of Southshore. However, Mr. Bartlett does not control voting or investment decisions made by Southshore, which are made by the board of managers of Southshore. Mr. Bartlett disclaims beneficial ownership of the shares held by Southshore except to the extent of his pecuniary interest therein.
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Other than the transactions discussed below, and the various compensation arrangements described in the section titled “Executive Compensation” in this Annual Report, since January 1, 2022, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or are expected to be a party for which the amount involved exceeds or is expected to exceed $120,000, and in which any director, executive officer, holder of more than 5% of Harbor's common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.
Transactions with Amun LLC and Resource Holdings Associates
Since January 2012, Amun has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to a Stock Purchase Agreement entered into with Amun in January 2012. In accordance with that agreement, AWAC has paid a recurring monthly fee of $20,000. Amun has assigned the payment of these fees to Resource Holdings Associates (“Resource Holdings”). AWAC paid an aggregate of $240,000 to Resource Holdings for each of the years ended December 31, 2023 and December 31, 2022. In June 2021, Harbor's board of directors agreed to pay Resource Holdings a recurring monthly fee of $12,500, effective April 1, 2021, which is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150,000 to Resource Holdings for each of the years ended December 31, 2023 and December 31, 2022.
Amun is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 25.6% of the outstanding equity interests of Amun. Geoffrey T. Crowley, who serves as a director of AWAC and an employee of Air Wisconsin, directly holds 12.4% of the outstanding equity interests of Amun. William P. Jordan and Patrick J. Thompson, each of whom is employed by Air Wisconsin, each directly hold 12.4% of the outstanding equity interests of Amun.
Resource Holdings is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 33.3% of the outstanding equity interests of Resource Holdings.
Transactions with Southshore Aircraft Holdings, LLC
In January 2020, Harbor issued 4,000,000 shares of Series C Preferred to Southshore. In June 2024, 754,550 shares of the Series C Preferred were converted into 16,500,000 shares of Harbor's common stock. and the remaining 3,245,450 shares of the Series C Preferred were redeemed for an aggregate cash payment of $10,709,985. For additional information, please refer to the section titled "Commitments and Contractual Obligations" in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
Indemnification Agreements
The Company’s amended and restated certificate of incorporation compels indemnification of its directors to the extent permitted by the Delaware General Corporation Law (the "DGCL"), and its amended and restated bylaws provide for indemnification of the Company’s directors, officers, employees and other agents to the maximum extent permitted by the DGCL. In addition, the Company has entered into indemnification agreements with its directors and Chief Executive Officer containing provisions which are in some respects broader than the specific indemnification provisions contained in the DGCL. The indemnification agreements may require the Company, among other things, to indemnify its directors and officers against certain liabilities that may arise by reason of their status or service as directors and officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Board of Directors and Director Independence
Harbor’s board of directors is presently comprised of three members. While the Company does not have a class of securities listed on a national securities exchange, Harbor's board of directors believes it is good corporate governance practice to assess whether certain directors would qualify as “independent directors” for purposes of the Nasdaq Listing Rules (the “Nasdaq Rules”). Harbor’s board of directors has considered the current “independent director” standards set forth in the Nasdaq Rules and has affirmatively determined that each of Messrs. Bederman and Degen do not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and therefore qualify as “independent directors” under the Nasdaq Rules. Accordingly, a majority of the members of Harbor's board of directors and each of the members of the Audit Committee qualify as “independent directors” as defined in the Nasdaq Rules.
Board Leadership Structure
Harbor's board of directors has not appointed a Chairman of the Board or a Lead Independent Director although it retains the discretion to do so. Harbor’s board of directors believes this is the most appropriate leadership structure at this time given the current number of directors and the scope of the Company’s business and operations.
Board Role in Risk Oversight
Harbor’s board of directors provides oversight with respect to our management of risk, both as a whole and through the Audit Committee. Harbor’s board of directors typically reviews and discusses with management at each of its regular meetings information presented by management relating to our financial and operational results and outlook, including risks related to our business and operations. The Audit Committee oversees the management of risk as part of its responsibilities related to the oversight of the Company’s independent registered public accounting firm and the review of the Company’s financial results and internal control over financial reporting.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
The following table represents aggregate fees billed to us for services related to the years ended December 31, 2023 and December 31, 2022 by Grant Thornton, LLP, our independent registered public accounting firm:

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$903,273	$530,684
Audit-Related Fees(2)	—	—
Tax Fees(3)	20,163	37,275
All Other Fees(4)	—	—
Total Fees	$923,436	$567,959
(1)Consists of fees for professional services rendered in connection with the audit of our consolidated financial statements included in this Annual Report, review of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)Consists of fees for professional services for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported as Audit Fees, including audits of employee benefit plans and special procedures required to meet certain regulatory requirements.
(3)Consists of fees for professional services for tax compliance, tax advice and tax planning.
(4)Consists of fees for permitted professional services other than the services reported above.

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
For the year ended December 31, 2023, all audit and non-audit services provided by the independent registered public accounting firm were pre-approved.
The Audit Committee has determined that the rendering of the non-audit services described above by Grant Thornton LLP is compatible with maintaining the auditor’s independence.

PART IV
ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
1.Consolidated Financial Statements
The financial statements filed as part of this Annual Report are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report and are incorporated by reference herein.
2.Financial Statement Schedules
All schedules are omitted as the information is not required or is inapplicable, or the required information is presented in the consolidated financial statements or notes to the audited consolidated financial statements in this Annual Report.
3.Exhibits
The exhibits listed below are filed or furnished as part of this Annual Report.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Harbor Diversified, Inc. (as amended through December 31, 2019).	10-K	001-34584	3.1	July 10, 2020

3.2	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock of Harbor Diversified, Inc.	10-K	001-34584	3.2	July 10, 2020

3.3	Amended and Restated Bylaws of Harbor Diversified, Inc. (a Delaware Corporation) (as amended through December 31, 2019).	10-K	001-34584	3.3	July 10, 2020

4.1	Description of Capital Stock of Harbor Diversified, Inc.	10-K	001-34584	4.1	July 10, 2020

4.2	Specimen Stock Certificate for Common Stock of Harbor Diversified, Inc.	10-K	001-34584	4.2	March 30, 2022

10.1#	Form of Indemnification Agreement.	10-K	001-34584	10.1	July 10, 2020

10.2.1#	Employment Agreement, dated March 20, 2019, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3	July 10, 2020

10.2.2#	First Amendment to Employment Agreement, dated March 29, 2021, between Air Wisconsin Airlines LLC and Robert Binns.	10-K	001-34584	10.3.2	April 1, 2021

10.3#	Employment Agreement, dated January 1, 2021, between Air Wisconsin Airlines LLC and Liam Mackay.	10-K	01-34584	10.4	April 1, 2021

10.4.1+†	Capacity Purchase Agreement, dated February 26, 2017, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.1	July 10, 2020

10.4.2	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.2	July 10, 2020

10.4.3+†	First Amendment to Capacity Purchase Agreement, dated October 14, 2020, between United Airlines, Inc., Air Wisconsin Airlines LLC, AWAC Aviation, Inc., and Harbor Diversified, Inc.	10-K	001-34584	10.5.3	April 1, 2021

10.4.4†	Second Amendment to Capacity Purchase Agreement, dated April 23, 2021, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.3	May 17, 2021

10.4.5*†	Sixth Amendment to Capacity Purchase Agreement, dated February 10, 2023, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.5	April 3, 2023

10.7.1	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.7	July 10, 2020

10.7.2	Payroll Support Program Extension Agreement, dated March 23, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.2	April 1, 2021

10.7.3	Payroll Support Program 3 Agreement, dated June 1, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.3	March 30, 2022

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8.1+	Restructuring Agreement, dated January 25, 2018, among Air Wisconsin Airlines LLC, the Lender, the Subordinated Note Holder, U.S. Bank National Association and Investissement Quebec.	10-K	001-34584	10.8.1	July 10, 2020

10.8.2	Form of Amended and Restated Credit Agreement, dated December 24, 2018, among Air Wisconsin Airlines LLC, U.S. Bank National Association and the Lender.	10-K	001-34584	10.8.2	July 10, 2020

10.9.1	Credit Agreement, dated June 5, 2017, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.1	July 10, 2020

10.9.2	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.2	July 10, 2020

10.9.3	Credit Agreement, dated January 25, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.3	July 10, 2020

10.9.4	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.4	July 10, 2020

10.9.5	Amendment No. 2 to Credit Agreement, dated April 24, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.5	July 10, 2020

10.9.6	Amendment No. 3 to Credit Agreement, dated June 20, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.6	July 10, 2020

10.10†	Capacity Purchase Agreement, dated August 19, 2022, between American Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.1	November 21, 2022

10.10.1†	Amendment No. 1 to Capacity Purchase Agreement, dated February 23, 2023, between American Airlines, Inc. and Air Wisconsin Airlines LLC	10-Q	001-34584	10.10.1	May 15, 2023

10.10.2*+†	Amendment No. 3 to Capacity Purchase Agreement, dated November 10, 2023, between American Airlines Inc. and Air Wisconsin Airlines LLC	10-K	001-34584	10.10.2

19.1*	Trading Restriction Policy	10-K	001-34584	19.1

14.1	Code of Business Conduct and Ethics for Senior Financial Officers.	10-K	001-34584	14.1	July 10, 2020

21.1	List of Subsidiaries of Harbor Diversified, Inc.	10-K	001-34584	21.1	July 10, 2020

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	—	—

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	—

INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.
#Management contract or compensatory plan, contract or arrangement.
+Certain schedules are omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.
†Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant has determined that such redacted information is (i) not material, and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

ITEM 16.       FORM 10-K SUMMARY
Information with respect to this Item is not required and has been omitted.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR DIVERSIFIED, INC.

Date: October 24, 2024	By:	/s/ Christine R. Deister
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

Signature	Title	Date

/s/ Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. (Principal Executive Officer)	October 24, 2024

/s/ Liam Mackay	Chief Financial Officer, Air Wisconsin Airlines LLC (Principal Financial Officer)	October 24, 2024

/s/ Gregg Garvey	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC (Principal Accounting Officer)	October 24, 2024

/s/ Richard A. Bartlett	Director, Harbor Diversified, Inc.	October 24, 2024

/s/ Nolan Bederman	Director, Harbor Diversified, Inc.	October 24, 2024

/s/ Kevin J. Degen	Director, Harbor Diversified, Inc.	October 24, 2024