Form 10-Q
period 2024-03-31
HARBOR DIVERSIFIED, INC.
filed 2025-03-28
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒**
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒**
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 28, 2025, the registrant had 58,435,711 shares of common stock, $0.01par value per share, outstanding (after giving effect to the June 2024 conversion and redemption of all of the registrant's outstanding shares of Series C Convertible Redeemable Preferred Stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

** Explanatory Note: As previously disclosed on Form 12b-25, the registrant has not timely filed the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this "Quarterly Report") includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:
•the termination of the capacity purchase agreement (the “American capacity purchase agreement”) that our subsidiary Air Wisconsin entered into with American Airlines, Inc. (“American”) and the resulting loss of the vast majority of its historical operating revenue;
•our ability to generate sufficient revenues from the implementation of our strategic realignment, pursuant to which Air Wisconsin is exploring new business opportunities, including, (i) expanding its charter operations, which commenced in the fourth quarter of 2024; (ii) bidding on certain federally subsidized Essential Air Service (“EAS”) markets, which are selected by the DOT as markets that might otherwise lack access to air travel; and (iii) transitioning its relationship with American to a codeshare and interline relationship;
•our ability to respond adequately to the risks and uncertainties specific to the business opportunities identified as part of our strategic realignment;
•our ability to compete successfully, and to achieve and sustain profitable operations or generate positive cash flows from operations, in new and existing markets, and in new geographic regions, in some cases in markets and regions in which we have limited or no operational experience;
•the impact of losing key personnel or inability to attract additional qualified personnel, including pilots and mechanics, and the costs associated with hiring and retention, particularly in light of American's decision to terminate the American capacity purchase agreement;
•the effect of the unfavorable result from the United Arbitration Award (as defined in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview and Recent Developments—Dispute with United, in this Quarterly Report) denying Air Wisconsin's claims that United owed it certain amounts pursuant to the United capacity purchase agreement;
•our ability to remediate the material weakness identified in our internal control over financial reporting;
•the impact of the restatement of certain of our previously issued consolidated financial statements for the Non-Reliance Periods (as defined in Note 1, Summary of Significant Accounting Policies--Restatement of Previously Issued Condensed Consolidated Financial Statements, in this Quarterly Report);
•the response of federal and state taxing authorities to the amended 2022 tax returns that we have filed seeking federal and state tax refunds as a result of the restatement of our financial statements for the Non-Reliance Periods;
•Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer;
•increasing aircraft and engine maintenance costs;
•the amounts Air Wisconsin is paid or reimbursed under any current or future operating agreements may be less than the costs incurred, particularly as labor costs increase in response to pilot and mechanic shortages;
(i)

•the significant portion of Air Wisconsin’s workforce that is represented by labor unions, the terms of its collective bargaining agreements, and any changes to those agreements, in particular as a result of the termination of the American capacity purchase agreement;
•Air Wisconsin’s ability to obtain additional financing on acceptable terms, if or when required, particularly in light of the anticipated significant loss of revenue upon termination of the American capacity purchase agreement;
•developments associated with fluctuations in the economy, including higher inflation, which may increase our costs, create additional wage pressures, and impact the financial stability of Air Wisconsin;
•the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;
•the outbreak, duration and spread of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and American in particular, and the airline industry in general;
•the impact of new accounting pronouncements or updates to existing accounting standards; and
•other risks and uncertainties discussed in Part II. Item 1A, Risk Factors, in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s plans as of the date of this filing, as well as estimates and expectations in light of information currently available to us, all of which are subject to uncertainty and changes in circumstances, especially as a result of the termination of the American capacity purchase agreement and implementation of Air Wisconsin’s evolving business strategies. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Part II, Item 1A, Risk Factors, in this Quarterly Report and in the other reports we file with the Securities and Exchange Commission (“SEC”).
Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them, especially as we work towards implementing evolving business strategies and assess the resulting risks and uncertainties. Should one or more of the existing risks or uncertainties materialize, should any of our current assumptions or estimates prove to be incorrect, or should new risks and uncertainties materialize as we navigate changes to the business over time, our actual results may be different from, and potentially materially worse than, what we may have expressed or implied by these forward-looking statements. Comparisons of results for any current or prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
The Company restated its audited consolidated financial statements as of and for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q as of and for the first three quarters of the years ended December 31, 2022 and December 31, 2023 (collectively, the “Non-Reliance Periods”).
Please refer to “Explanatory Note” in the 2023 Annual Report, and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, for additional information on the restatement of, and the related effects on, the consolidated financial statements for the Non-Reliance Periods.
(ii)

Part I. Financial Information
Item 1. Financial Statements
Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts and per share values)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,787	$20,776
Restricted cash	775	755
Marketable securities	93,274	92,747
Receivables, net	3,739	5,592
Sales lease receivable, net	857	753
Spare parts and supplies, net	6,409	4,810
Contract costs	118	111
Prepaid expenses and other	2,100	2,115
Total Current Assets	124,059	127,659
Property and Equipment
Flight property and equipment	260,983	260,471
Ground property and equipment	8,811	8,792
Less accumulated depreciation and amortization	(200,617)	(193,457)
Net Property and Equipment	69,177	75,806
Long-Term Assets
Operating lease right-of-use asset	9,101	10,270
Intangibles	5,300	5,300
Long-term lease receivable, net	1,034	1,171
Long-term investments	4,275	4,275
Long-term contract costs	544	578
Long-term restricted investments (SESP)	3,480	3,194
Other	8,103	8,051
Total Long-Term Assets	31,837	32,839
Total Assets	$225,073	$236,304
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$13,664	$12,385
Accrued payroll and employee benefits	11,140	11,495
Current portion of operating lease liability	4,360	4,938
Other accrued expenses	138	67
Contract liabilities, net	331	100
Total Current Liabilities	29,633	28,985
Long-Term Liabilities
Long-term promissory note	4,275	4,275
Deferred tax liability	1,749	1,983
Long-term operating lease liability	2,476	3,010
Long-term contract liabilities, net	2,859	2,984
Long-term deferred compensation (SESP)	3,480	3,216
Other	1,782	2,007
Total Long-Term Liabilities	16,621	17,475
Total Liabilities	46,254	46,460
Commitments and Contingencies (Note 7)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value per share, 4,000,000 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023	13,200	13,200
Stockholders’ Equity
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 55,481,140 shares issued at March 31, 2024 and December 31, 2023, 42,653,887 shares outstanding at March 31, 2024 and 43,126,355 shares outstanding at December 31, 2023	555	555
Additional paid-in capital	283,874	284,340
Retained deficit	(98,286)	(88,719)
Treasury stock	(20,524)	(19,532)
Total Stockholders’ Equity	165,619	176,644
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$225,073	$236,304
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended March 31,
	2024	2023

	(unaudited)
Operating Revenues
Contract revenues	$43,655	$52,519
Contract services and other	2	95
Total Operating Revenues	43,657	52,614
Operating Expenses
Payroll and related costs	31,508	29,768
Aircraft fuel and oil	52	102
Aircraft maintenance, materials and repairs	12,118	19,349
Other rents	1,696	1,594
Depreciation, amortization and obsolescence	6,355	6,357
Purchased services and other	2,862	4,442
Total Operating Expenses	54,591	61,612
Loss from Operations	(10,934)	(8,998)
Other Income (Expense)
Interest and dividend income	755	1,150
Interest expense	—	(1)
Gain on marketable securities and long-term restricted investments (SESP)	379	1,740
Other, net	(1)	(13)
Total Other Income	1,133	2,876
Net Loss Before Taxes	(9,801)	(6,122)
Income Tax Benefit	(234)	(1,207)
Net Loss	(9,567)	(4,915)
Preferred stock dividends	466	252
Net loss available to common stockholders	$(10,033)	$(5,167)
Basic Loss per share	$(0.23)	$(0.11)
Diluted Loss per share	$(0.23)	$(0.11)
Weighted average common shares:
Basic	42,888,337	44,979,947
Diluted	42,888,337	44,979,947
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
Net loss	—	—	—	—	—	—	(9,567)	—	(9,567)
Preferred stock dividends	—	—	—	—	—	(466)	—	—	(466)
Treasury stock purchases	—	—	(472)	472	—	—	—	(992)	(992)
Balance, March 31, 2024 (unaudited)	4,000	$13,200	42,654	12,827	$555	$283,874	$(98,286)	$(20,524)	$165,619

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(72,734)	$(14,983)	$198,506
Net loss	—	—	—	—	—	—	(4,915)	—	(4,915)
Preferred stock dividends	—	—	—	—	—	(252)	—	—	(252)
Treasury stock purchases	—	—	(470)	470	—	—	—	(980)	(980)
Balance, March 31, 2023 (unaudited)	4,000	$13,200	44,750	10,731	$555	$285,416	$(77,649)	$(15,963)	$192,359

See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2024	2023

	(unaudited)
Cash Flows from Operating Activities
Net loss	$(9,567)	$(4,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and obsolescence allowance	6,355	6,357
Amortization of engine overhauls	832	676
Deferred income taxes	(234)	(1,212)
(Gain) loss on disposition of property and equipment	(4)	92
Gain on marketable securities	(119)	(1,740)
Changes in operating assets and liabilities:
Receivables, net	1,853	1,579
Sales lease receivable	33	—
Spare parts and supplies	(1,599)	(399)
Prepaid expenses and other	(37)	(517)
Operating lease right-of-use asset	57	55
Accounts payable	2,311	784
Accrued payroll and employee benefits	(355)	1,227
Other accrued expenses	71	56
Contract liabilities	106	(467)
Deferred revenues	—	(7,919)
Other long-term liabilities	(225)	(318)
Net Cash Used in Operating Activities	(522)	(6,661)
Cash Flows from Investing Activities
Additions to property and equipment	(1,563)	(1,817)
Proceeds on disposition of property and equipment	4	2
Purchase of marketable securities and long-term restricted investments (SESP)	(537)	(738)
Sale of marketable securities and long-term restricted investments (SESP)	107	—
Net Cash Used in Investing Activities	(1,989)	(2,553)
Cash Flows from Financing Activities
Repayment of long-term debt	—	(556)
Dividends paid on preferred stock	(466)	(252)
Repurchased stock	(992)	(980)
Net Cash Used in Financing Activities	(1,458)	(1,788)
Decrease in Cash, Cash Equivalents and Restricted Cash	(3,969)	(11,002)
Cash, Cash Equivalents and Restricted Cash, beginning of period	21,531	34,182
Cash, Cash Equivalents and Restricted Cash, end of period	$17,562	$23,180
See accompanying condensed notes to unaudited condensed consolidated financial statements.
See Note 11 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries Condensed Notes to Condensed Consolidated Financial Statements (in thousands, except shares and per share amounts) (Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of wholly-owned subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which has historically operated as a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. ("Therapeutics"), which is a non-operating entity with no material assets.
The accompanying condensed consolidated financial statements include the accounts of Harbor and its consolidated subsidiaries, which are collectively referred to in these condensed notes as the “Company”. The condensed consolidated financial statements have been prepared, without audit, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly, in all material respects, the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to condensed consolidated financial statements are presented in thousands except share amounts and per share values.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on October 24, 2024 (the “2023 Annual Report”). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other reporting period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and transactions of Harbor and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.
Description of Operations
During the periods presented in this Quarterly Report, the Company had principal lines of business focused on (1) providing regional and other air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Air Wisconsin has also explored aircraft leasing opportunities and entered into its first short-term aircraft lease in September 2022. This lease was subsequently renegotiated into a sales-type lease in December 2023. For additional information, please refer to Note 8, Sales-type Lease.
The airline business is operated entirely through Air Wisconsin. For the three months ended March 31, 2024, Air Wisconsin was engaged in the business of providing scheduled passenger service for American Airlines, Inc. ("American") under a capacity purchase agreement ("American capacity purchase agreement") which was entered into in August 2022. As of March 31, 2024, Air Wisconsin had 45 aircraft in service under the American capacity purchase agreement.
Prior to early June 2023, Air Wisconsin was also engaged in the business of providing scheduled passenger service for United Airlines, Inc. (“United”) under a capacity purchase agreement (“United capacity purchase agreement”), which was entered into in February 2017 and which terminated in early June 2023. Air Wisconsin commenced providing scheduled passenger service for American in March 2023, and American became Air Wisconsin’s sole airline partner when all its aircraft were removed from United’s flying operations in early June 2023. However, on January 3, 2025, American delivered notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement effective April 3,

2025, at which time all Air Wisconsin aircraft will be withdrawn from service under the American capacity purchase agreement.
For additional information, please refer to Note 3, Capacity Purchase Agreements with United and American, and Note 14, Subsequent Events.
Contract Revenues
For the three months ended March 31, 2024, approximately 100.0% of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement. For the three months ended March 31, 2023, approximately 5.3% of the Company's operating revenues were derived from operations associated with the American capacity purchase agreement and approximately 94.6% of the Company's operating revenues were derived from operations associated with the United capacity purchase agreement.
In performing an analysis of the American capacity purchase agreement, as amended, and previously the United capacity purchase agreement, as amended, within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that a portion of the payments it receives under the agreements that is designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” is considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements is considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, the Company determined the non-lease component to be the predominant component of each capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement, and previously pursuant to the United capacity purchase agreement, has been accounted for under ASC 606.
Because Air Wisconsin's flights are distinct services that have the same pattern of transfer to the customer, and are satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised pursuant to the American capacity purchase agreement, and previously pursuant to the United capacity purchase agreement, represent a series of services that are accounted for as a single performance obligation. Therefore, contract revenues are recognized when service is provided and the performance obligation is met on a per completed flight basis. The performance obligation of each completed flight is measured using departures.
The United capacity purchase agreement terminated in early June 2023 and no contract revenues have been recorded under that agreement since then. In March 2023, Air Wisconsin commenced flying operations for American under the American capacity purchase agreement, at which time Air Wisconsin began recording contract revenues under that agreement. Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed rate for each departure and block hour, and a fixed amount per covered aircraft per day, in each case subject to annual increases during the term of the agreement. Air Wisconsin’s performance obligation was met and revenue was recognized over time, which was then reflected in contract revenues. The United capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, or was required to pay penalties, based on the achievement, or failure to achieve, certain pre-established performance criteria.
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
American makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with American based on actual completed flight activity. As of the date of this filing, payments through February 2025 have been reconciled. As of March 31, 2024, American owed Air Wisconsin $1,304, which is recorded in Receivables, net, in the condensed consolidated balance sheets.
Prior to the termination of the United capacity purchase agreement in early June 2023, Air Wisconsin was eligible to receive incentive payments, or was required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The incentives were defined in the agreement, and performance was measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculated the incentives achieved, or penalties payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. Air Wisconsin did not receive incentive payments or pay any penalties related to the United capacity purchase agreement during the three months ended March 31, 2024. Air Wisconsin received net incentive payments of $1,027 from United during the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, Air Wisconsin had no amounts recorded as part of Receivables, net, in the condensed consolidated balance sheets related to net incentive payments from United.
Air Wisconsin is eligible under the American capacity purchase agreement to receive bonus payments, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month or quarter, Air Wisconsin will calculate the bonus amounts achieved, or rebates payable, during that period and recognize revenue accordingly, subject to the variable constraint guidance under ASC 606. For the three months ended March 31, 2024, Air Wisconsin recorded $48 in net rebate amounts payable under the American capacity purchase agreement. Air Wisconsin was not eligible for bonus payments, nor required to pay rebates, during the three month period ended March 31, 2023.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it continued to do so until the termination of the agreement in early June 2023. Since the United capacity purchase agreement ended in early June 2023, during the three months ended March 31, 2024, Air Wisconsin did not recognize any fixed revenues under the agreement that were previously deferred, compared to recognizing $7,919 of fixed revenues under the agreement that were previously deferred for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, there were no deferred fixed revenues related to the United capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin also recognized decreased non-refundable upfront fee revenues and increased fulfillment costs, both of which were amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods. Since the United capacity purchase agreement ended in early June 2023, during the three months ended March 31, 2024, Air Wisconsin recorded no revenue from upfront fees, and no fulfillment costs under the United capacity purchase agreement, compared to recognizing $925 in revenue from upfront fees and $99 of fulfillment costs under the agreement for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, there was no deferred non-refundable upfront fee revenue or fulfillment costs under the United capacity purchase agreement.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement (which, during the three months ended March 31, 2024, was subject to Air Wisconsin's ability to meet certain block hour utilization thresholds). Because the fixed daily amounts for each aircraft covered under the agreement are specifically related to the performance obligation completed during the period, they are recognized in contract revenues in the period in which the applicable flights are completed. During the three months ended March 31, 2024, Air Wisconsin recorded $20,590 of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the condensed consolidated statements of operations, compared to $1,421 of fixed daily revenues recorded under the agreement for the three months ended March 31, 2023.
Under the American capacity purchase agreement, Air Wisconsin is also entitled to be reimbursed for certain startup costs, such as livery changes to the aircraft, to prepare the aircraft for American flight services that it recognizes as non-refundable upfront fee revenue. Through March 31, 2024, Air Wisconsin had incurred $3,998 in reimbursable costs, and it estimates that it will incur an additional $602 in reimbursable costs over the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the total estimated non-refundable upfront fee revenue of $4,600 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three months ended March 31, 2024, Air Wisconsin recognized $161 of non-refundable upfront fee revenues that were previously deferred compared to $10 received and recognized for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, Air Wisconsin deferred $3,332, and $3,493, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual expenses incurred that will be reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of March 31, 2024 and December 31, 2023, deferred non-refundable upfront fee revenues in the amount of $698 and $662, respectively, were netted as part of short-term Contract liabilities, net, and $2,633 and $2,831, respectively, were recorded as part of Long-term contract liabilities, net in the condensed consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin will also receive a monthly support fee and is reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 ("Amendment No. 1" and "Amendment No. 3", respectively) provided for a one-time payment, as well as revised compensation rates, to assist Air Wisconsin with pilot compensation and retention. In accordance with GAAP, the Company recognizes revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three months ended March 31, 2024, Air Wisconsin recognized $1,920 of revenue related to these amounts compared to $114 for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023 revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amounts of $367 and $562, respectively, were netted as part of short-term Contract liabilities, net, and revenues related to the monthly support fee in the amounts of $226 and $152, respectively, were recorded in Long-term contract liabilities, net in the condensed consolidated balance sheets. Air Wisconsin’s Contract liabilities, net and Long-term contract liabilities, net related to the one-time pilot compensation assistance payment, estimated monthly support fee and heavy maintenance revenue will adjust over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement.
As part of an October 2020 amendment to the United capacity purchase agreement (“United Amendment”), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. In October 2021, in accordance with the United Amendment, Air Wisconsin received $294 for the opening of a crew base, of which $73 was deferred as of December 31, 2021, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. Due to the termination of the United capacity purchase agreement in early June 2023, for the three months ended March 31, 2024, Air Wisconsin did not record any revenue related to these items compared to $450 that was previously deferred for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, there were no deferred revenues under the United capacity purchase agreement related to these items in the condensed consolidated balance sheets.
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
Cash and Cash Equivalents
Money market funds, investments and deposits with an original maturity of three months or less when acquired are considered cash and cash equivalents.

Receivables, net
Subsequent to June 30, 2023, the Company changed the description of Accounts receivable, net to Receivables, net in the condensed consolidated balance sheets. The change did not result in the reclassification of items presented in prior periods.
As of March 31, 2024 and December 31, 2023, the Company had a Receivables, net balance of $3,739 and $5,592, respectively. The table below sets forth the major categories that make up the balances:

	March 31, 2024	December 31, 2023
Trade receivables	$1,304	$1,187
Insurance and warranty claim receivables	1,057	1,506
State tax receivables	727	1,024
Other industry related receivables	657	1,883
Allowance for expected credit losses	(6)	(8)
Receivables, net	$3,739	$5,592
Other industry related receivables include employee receivables related to such items as uniforms and relocation expenses, transactions with unions, and credits from vendors. The balance of trade receivables was $1,612 as of December 31, 2022 and $1,797 as of March 31, 2023.
Allowance for Credit Losses
The Company monitors publicly available credit ratings for entities for which the Company has a significant credit balance. The Company determined that its receivables are primarily the result of its current relationship with American (and prior relationship with United), insurance-related receivables and income tax refunds. These receivables are payable by governmental entities or companies the Company believes to be creditworthy. Accordingly, the Company has not recorded an allowance for credit losses related to these receivables.
The Company historically maintained, and continues to maintain, an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $6 and $8 as of March 31, 2024 and December 31, 2023, respectively. The Company will continue to monitor its financial instruments for expected credit losses.
Marketable Securities and Long-term Restricted Investments (SESP)
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities and Long-term restricted investments (SESP) in the condensed consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the three months ended March 31, 2024 included in the condensed consolidated statements of operations. For additional information, please refer to Note 1, Fair Value of Financial Instruments, in this Quarterly Report.
As of March 31, 2024 and December 31, 2023, the fair value of Marketable securities and Long-term restricted investments (SESP) was $96,754 and $95,941, respectively.
The calculation of net unrealized gains and losses that relate to Marketable securities and Long-term restricted investments (SESP) held as of March 31, 2024, and the calculation of net unrealized gains and losses that related to Marketable securities held as of March 31, 2023 is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Unrealized gains recognized during the period on equity securities held as of the end of the period	$379	$1,740
Plus: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Net gains recognized during the period on equity securities	$379	$1,740

Long-term restricted investments (SESP) reflects the assets held in the supplemental executive savings plan (the “SESP”). The value of assets and liabilities associated with the SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three months ended March 31, 2023. For additional information, please refer to Note 1, Supplemental Executive Savings Plan ("SESP"), in this Quarterly Report.
Spare Parts and Supplies
Spare parts and supplies include an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provides for an allowance for obsolescence after considering a number of factors, including the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance is based on management estimates and is subject to change. Expendable parts are charged to expense at average cost when used. Expendable parts that are repairable are returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies are stated at average cost. The inventory allowance was $17,143 and $17,146 as of March 31, 2024 and December 31, 2023, respectively.
The Company does, from time to time, consign certain of its spare parts and supplies to third parties for sale. Title of any such parts or supplies remains with the Company until a sale is made. To the extent the Company does consign any such spare parts and supplies, it is not material to its inventory. The Company views the net carrying value of any consigned spare parts and supplies to be $0 for all periods presented due to its obsolescence reserve.
Contract Costs
Contract costs arise from the incremental costs incurred by Air Wisconsin to fulfill its obligations under its capacity purchase agreements and may include costs such as aircraft painting and aircraft reconfiguration. Contract costs are amortized under the respective capacity purchase agreement based on the completion of Air Wisconsin's performance obligation as measured by departures.
Air Wisconsin incurred certain contract costs ("fulfillment costs") prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred as of March 31, 2024 and December 31, 2023 were $774. The fulfillment costs incurred are included in Prepaid expenses and other in the Cash Flows from Operating Activities section in our condensed consolidated statements of cash flows. These costs will be amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs expected to be amortized over the next one-year period are included in Contract costs in the condensed consolidated balance sheets while those contract costs expected to be amortized in periods beyond one-year are included in Long-term contract costs in the condensed consolidated balance sheets.
For the three months ended March 31, 2024 and March 31, 2023, Air Wisconsin recorded $27 and $2, respectively, of amortization expense related to fulfillment costs, which is included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section of the condensed consolidated statements of cash flows. As of March 31, 2024, Contract costs and Long-term contract costs were $118 and $544, respectively, in the condensed consolidated balance sheets and incurred under the American capacity purchase agreement. As of December 31, 2023, Contract costs and Long-term contract costs were $111 and $578, respectively, in the condensed consolidated balance sheets and incurred under the American capacity purchase agreement.
Contract Assets and Liabilities
Contract assets arise from revenue earned for services provided that were not yet billable to United or American as of the respective dates of the condensed consolidated balance sheets. Contract liabilities arise from payments received in advance of services provided.
Contract assets and liabilities expected to be settled within the next one-year period are netted in the condensed consolidated balance sheets and included either in Contract assets, net or Contract liabilities, net. Contract assets and liabilities expected to be settled more than a year in the future are netted and included either in Long-term contract assets, net or Long-term contract liabilities, net in the condensed consolidated balance sheets. As of March 31, 2024, the Company recorded Contract liabilities, net of $331 and Long-term contract liabilities, net of $2,859 related to the American capacity purchase agreement. As of December 31, 2023, the Company recorded Contract liabilities, net of $100 and Long-term contract liabilities, net of $2,984 related to the American capacity purchase agreement.
The table below sets forth the opening and closing balances of both current and non-current contract liabilities.

	Current	Non-current
Balance as of December 31, 2022(1)	$13,586	$—
Amounts received, excluding amounts recognized as revenue	511	398
Revenues recognized included in opening contract balance	(9,295)	—
Balance as of March 31, 2023(2)	$4,802	$398

Balance as of December 31, 2023	$100	$2,984
Amounts received, excluding amounts recognized as revenue	195	72
Revenues recognized included in opening contract balance	(161)	—
Reclassification between current and non-current	197	(197)
Balance as of March 31, 2024	$331	$2,859
(1)Includes $11,601 classified on the balance sheet in Current Liabilities as Deferred revenues.
(2)Includes $3,682 classified on the balance sheet in Current Liabilities as Deferred revenues.
Property and Equipment
The table below sets forth the original cost of the Company’s property and equipment and accumulated depreciation or amortization as of the dates presented. The table excludes construction in process of $3,983 for the periods ended March 31, 2024 and December 31, 2023. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.

	March 31, 2024		December 31, 2023
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$67,459	$50,317	$67,459	$48,011
Spare engines	160,694	124,028	160,694	119,575
Rotable parts	28,847	18,664	28,335	18,512
Ground equipment	2,912	2,330	2,912	2,277
Office equipment	4,776	4,481	4,757	4,391
Leasehold improvements	1,123	797	1,123	691
Total	$265,811	$200,617	$265,280	$193,457
As of March 31, 2024, Air Wisconsin owned 63 CRJ-200 regional jets. The Company operates its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance is expensed when incurred. However, the Company uses the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled major maintenance activity. Lotus’ engine maintenance costs are expensed.
Depreciation expense during the three months ended March 31, 2024 and March 31, 2023 was $6,328 and $6,256, respectively, and is included in Depreciation, amortization and obsolescence in the condensed consolidated statements of operations. Gains and losses from the disposals of fixed assets for the three months ended March 31, 2024 and March 31, 2023 were a gain of $4 and a loss of $92, respectively, and are included in Purchased services and other in the condensed consolidated statements of operations.

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
The Company determined that indicators of impairment existed cumulatively through the twelve months ended December 31, 2023 and thus performed a quantitative test for impairment. Based on an analysis of the fair market value of its assets, the Company determined that an impairment charge was not required as of December 31, 2023.
The Company determined that the same indicators of impairment that existed during the twelve months ended December 31, 2023 continued to exist with respect to its long-lived assets during the three months ended March 31, 2024, requiring the Company to perform a quantitative test for impairment. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment continued to be applicable due to the operating loss and operating cash flow losses over the three months ended March 31, 2024, combined with lower usage rates for the aircraft as a result of the pilot shortage, resulting in lower block hours and lower cash flows generated by the long-lived assets, continuing the trends which existed as of December 31, 2023. Based on an analysis of the fair market value of its assets, the Company determined that an impairment charge was not required as of March 31, 2024.
The Company further concluded that its indefinite lived intangible assets continue to be indefinite lived intangible assets as of March 31, 2024 and that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of March 31, 2024 with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of March 31, 2024. As a result, the Company determined that the indefinite-lived intangible assets were not impaired.
Supplemental Executive Savings Plan ("SESP")
The Company maintains the SESP for the benefit of certain executives. The SESP offers deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. At the end of each year, the Company accrues a long-term deferred compensation liability for contributions earned during that year that are contributed to the SESP in January of the successive year. Assets acquired within the plan are recorded as Long-term restricted investments (SESP) and an offsetting liability is recorded as Long-term deferred compensation (SESP) in the condensed consolidated balance sheets. Any increases or decreases in plan assets due to changes in market value are recorded as a Gain on Marketable securities and Long-term restricted investments (SESP), with an offsetting entry made to Payroll and related costs in the condensed consolidated statements of operations. This results in no impact on net income before taxes. The values of Long-term restricted investments (SESP) and Long-term deferred compensation (SESP) liability associated with the SESP are adjusted quarterly to reflect the changes in market value.
During the three months ended March 31, 2024, the Company made a contribution to the SESP in the amount of $22 compared to a contribution of $27 during the three months ended March 31, 2023. For the three months ended March 31, 2024 the Company recorded $260 in Gain on Marketable securities and Long-term restricted investments (SESP) and $5 of interest and dividend income, with an offsetting entry made to Payroll and related costs. As of March 31, 2024 and December 31, 2023, Long-term restricted investments (SESP) were $3,480 and $3,194, respectively, and Long-term deferred compensation (SESP) was $3,480 and $3,216, respectively, in the condensed consolidated balance sheets. The value of assets and liabilities associated with the SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three months ended March 31, 2023.

Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the condensed consolidated balance sheets. Other assets is made up of the items presented in the table below.

	March 31, 2024	December 31, 2023
Expected state tax refunds from 2021 and 2022 amended returns	$231	$231
Expected federal refunds from 2021 and 2022 income tax returns	6,786	6,786
Workers compensation loss fund	997	945
Long-term deposits	89	89
Other assets	$8,103	$8,051
For additional information with respect to the refunds expected for the amended 2021 and 2022 income tax returns, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements in the notes to the audited consolidated financial statements in the 2023 Annual Report.
Interest and Dividend Income
The Company records investment income earned on its cash equivalents and marketable securities, consisting primarily of interest and dividends, in Interest and dividend income in the condensed consolidated statements of operations. For the three months ended March 31, 2024, interest and dividend income amounted to $71 and $684, respectively. For the three months ended March 31, 2023, interest and dividend income amounted to $63 and $1,087, respectively.
Income Taxes
The Company utilizes the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the current applicable tax rates. Deferred tax expense represents the result of changes in deferred tax assets and liabilities. Determining whether deferred tax assets are impaired requires significant judgement, including but not limited to, forecasting the reversal of temporary differences due to these basis differences. A valuation allowance is provided for those deferred tax assets for which the Company cannot conclude that it is more likely than not that such deferred tax assets will be realized. In determining the amount of any valuation allowance, in addition to the reversal of temporary differences, estimated future taxable income as well as feasible tax planning strategies for each taxing jurisdiction, are considered. Each fiscal quarter the Company reevaluates its tax provision and reconsiders the estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2020. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2019. As of March 31, 2024, the Company had no outstanding tax examinations.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. The Company has not experienced material credit-related losses relating to its cash and cash equivalents balance.
Significant customers are those which represent more than 10% of the Company’s total revenue or Receivables, net balance at each respective balance sheet date. Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner once all aircraft were removed from United’s flying operations in early June 2023, at which point substantially all of the Company’s revenues were derived from the American capacity purchase agreement. Prior to April 2023 substantially all of the Company's revenues were derived from the United capacity purchase agreement.
Neither American's nor, previously, United’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement are or were collateralized.
For additional information, please refer to Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, long-lived assets, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and other factors management believes to be reasonable, including an assessment of current and anticipated future macroeconomic conditions, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates, which may result in material effects on the Company’s financial condition, results of operations and liquidity. To the extent there are differences between these estimates and actual results, the Company’s consolidated financial statements may be materially impacted.
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

The tables below set forth the Company’s classification of marketable securities and long-term investments as of the dates presented:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$84,277	$84,277	$—	$—
Marketable securities – mutual funds	8,997	8,997	—	—
Long-term investments – bonds (see Note 5)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,480	3,480	—	—
Total	$101,029	$96,754	$4,275	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$83,826	$83,826	$—	$—
Marketable securities – mutual funds	8,921	8,921	—	—
Long-term investments – bonds (see Note 5)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,194	3,194	—	—
Total	$100,216	$95,941	$4,275	$—
Upcoming Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. While the Company does not expect to adopt the accounting standard early, it continues to evaluate the potential impact of adopting this new guidance on the condensed consolidated financial statements and related disclosures. The Company does expect expanded disclosures in the future as a result of the pronouncement.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (ASC Topic740) – Improvements to Income Tax Disclosures ("ASC 740"), which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. While the Company does not expect to adopt the accounting standard early, it continues to evaluate the potential impact of adopting this new guidance on the condensed consolidated financial statements and related disclosures. The Company does expect expanded disclosures in the future as a result of the pronouncement.
In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related disclosures, including estimates of greenhouse gas emissions, in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify effects of severe weather events and other natural conditions in notes to their audited financial statements. On April 4, 2024, the SEC paused the implementation of the final rules pending judicial review and as of the date of this Quarterly Report the judicial review is still in process. Assuming the implementation timelines for the rules remain the same, the Company would begin to adopt the rules for its 2025 fiscal year ending December 31, 2025. The Company is currently evaluating the impact of the new rules on its financial statements and disclosures.
2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances as well as its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. Notwithstanding the termination of the American capacity purchase agreement, the Company currently believes its cash, cash equivalents and marketable securities balances, as well as its anticipated cash flows from operations, will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing. However, there can be no assurance that the Company will be able to replace, in whole or in part, the revenues that will cease upon termination of the American capacity purchase agreement or to generate sufficient cash flows from operations in connection with the implementation of the new business strategy, or that additional funds will be available, to meet its future liquidity needs.
For additional information, please refer to Note 14, Subsequent Events, in this Quarterly Report.
3. Capacity Purchase Agreements with United and American
In February 2017, Air Wisconsin entered into the United capacity purchase agreement. That agreement terminated and Air Wisconsin ceased flying for United in early June 2023. Prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed that United owed it certain amounts under the capacity purchase agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators issued the United Arbitration Award in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement, and they denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages for the alleged wrongful termination. As a result, neither party owed to the other party any amounts claimed in the arbitration. However, as a result of the arbitration decision, the Company determined that certain revenues relating to its claims against United had been incorrectly recorded in certain of its previously issued consolidated financial statements.
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when the last remaining aircraft covered by the United capacity purchase agreement were removed from United’s flying operations in early June 2023. In February 2023 and November 2023, American and Air Wisconsin entered into Amendment No. 1 and Amendment No. 3, respectively, to the American capacity purchase agreement which, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. In November 2024, American and Air Wisconsin entered into Amendment No. 4 which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin receives payment, and (v) provided for certain incentive payments made by American to Air Wisconsin. The foregoing descriptions of Amendment No. 1, Amendment No. 3, and Amendment No. 4 do not purport to be complete and are qualified in their entirety by reference to Amendment No. 1, a redacted copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, Amendment No. 3, a redacted copy of which was filed as an exhibit to the 2023 Annual Report, and Amendment No. 4, a redacted copy of which was filed as an exhibit to the Company's Current Report on Form 8-K dated November 27, 2024. For additional information, please refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues, in this Quarterly Report.
On January 3, 2025, in accordance with Amendment No. 4, American delivered notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement as of April 3, 2025.
4. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2024 was 2.4%, which varied from the federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature, partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.
The Company’s effective tax rate for the three months ended March 31, 2023 was 19.7%, which varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and recording a partial valuation allowance on federal and state deferred tax assets that are ordinary in nature, partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature.
5. Debt
Aircraft Notes
In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender, which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (“Aircraft Notes”) and the principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full. In December 2023, Air Wisconsin prepaid at a discount the entire outstanding principal balance of the Aircraft Notes together with all accrued interest. As a result of the prepayment, as of March 31, 2024, Air Wisconsin no longer had any debt outstanding or debt service obligations, the liens and security interests securing the Aircraft Notes were released, and it ceased being subject to the restrictive covenants contained in the credit agreements.
For additional information, please refer to Note 7, Debt, in the notes to the audited consolidated financial statements in the 2023 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as long-term investments in the condensed consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $2,257 and $2,315 as of March 31, 2024 and December 31, 2023, respectively.
6. Lease Obligations
The Company reviewed all contracts and service agreements in effect during the three months ended March 31, 2024 for criteria meeting the definition of a lease within the frameworks of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company has elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identifies the separate lease and non-lease components within the contract. If the Company can benefit from the underlying asset individually or in conjunction with other readily available goods and resources and the asset is not highly dependent upon nor highly interrelated with another underlying asset in the contract, the Company considers the underlying asset to be a separate lease component. In those instances where the Company identifies a separate lease and non-lease component, consideration in the contract is allocated to the components based on their standalone selling prices. If standalone selling prices are not available, the Company estimates those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in operating lease right-of-use assets, current portion of operating lease liability, and long-term operating lease liability in the condensed consolidated balance sheets. The creation of a right-of-use asset on the balance sheet is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 1 month to 9.8 years. For leases of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term.

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
As of March 31, 2024, the Company’s Operating lease right-of-use assets were $9,101, the Company’s Current portion of operating lease liabilities was $4,360, and the Company’s Long-term operating lease liabilities were $2,476. During the three months ended March 31, 2024, the Company paid $1,411, in operating lease payments, which are reflected as a reduction to operating cash flows. For additional information, please refer to Note 11, Supplemental Cash Flow Information, in this Quarterly Report.
The table below presents operating lease related terms and incremental borrowing rates as of:
`

March 31, 2024
Weighted-average remaining lease term	2.22
Weighted-average incremental borrowing rate	7.20%
Components of lease costs were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$1,460	$1,474
Short-term lease costs	89	65
Variable lease costs	147	55
Total Lease Costs	$1,696	$1,594
As of March 31, 2024, Air Wisconsin leased or subleased certain training simulators and facilities for terms greater than 12 months. Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of Air Wisconsin's leases also provides that Air Wisconsin reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,696 and $1,594 for the three months ended March 31, 2024 and March 31, 2023, respectively.

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of March 31, 2024:

Fiscal Year	Amount
April 2024 through December 31, 2024	$3,955
2025	2,647
2026	253
2027	126
2028	72
Thereafter	298
Total lease payments	7,351
Less imputed interest	515
Total Lease Liabilities	$6,836
7. Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of March 31, 2024, the Company believes that it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss is considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised, legal proceedings may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
Treasury Payroll Support Program Audit
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP-1 Agreement”) with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of Treasury (“Treasury”) under a program (“Payroll Support Program”) provided by the Coronavirus Aid, Relief, and Economic Security Act, pursuant to which Air Wisconsin received approximately $42,185 (“PSP-1”). In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the PSP-1 Agreement. The audit focused on, among other things, certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of certain provisions of the application for Treasury Payroll Support and the PSP-1 Agreement, as well as the Treasury’s guidance regarding the Payroll Support Program. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. The OIG initially determined that Air Wisconsin overstated its awardable amount on its PSP-1 application; however, Air Wisconsin does not believe this results in any amounts due back to the Treasury, and the Treasury has not required Air Wisconsin to repay any such amounts.
Standby Letters of Credit
As of March 31, 2024, Air Wisconsin had five outstanding letters of credit in the aggregate amount of $303 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of March 31, 2024, Air Wisconsin maintained a credit facility with a borrowing capacity of $381 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
8. Sales-type Lease
In December 2023, Air Wisconsin entered into a sales-type lease for one of its aircraft that was previously treated as an operating lease since September 2022. The term of the sales type lease is for 36 months, with monthly payments of $64 commencing in December 2023 and ending in November 2026. If the Lessee is not in default at the end of the lease term, the Lessee may purchase the aircraft for a minimal amount at that time. Air Wisconsin has not provided a residual value guarantee as part of the sales-type lease.
The Accounting Standards Update No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326") requires assessment of the net investment in the lease as of the commencement date. Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the initial net investment in the lease to be $2,132. The Company monitors publicly available information regarding the credit worthiness of the non-U.S. governmental agency in custody of the aircraft and the aircraft serves as collateral for the sales-type lease. Management determined that a credit loss reserve of $229 was appropriate under ASC 326 as of December 31, 2023. As of March 31, 2024 the net investment in the lease was $2,116 and management determined that a credit loss reserve of $225 was appropriate, bringing the net sales lease receivable to $1,891. These amounts are shown as $857 and $753 for Sales lease receivable, net, which reflects the amount expected to be received over the next one-year period, and $1,034 and $1,171 for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the term, as shown in the consolidated balance sheets as of March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024, the Company recorded $57 of interest income from the sales-type lease which is recorded in Interest and dividend Income in the condensed consolidated statements of operations.
Undiscounted cash flows expected over the term of the sales-type lease as of March 31, 2024 are as follows:

Fiscal year	Amount
2024	$869
2025	773
2026	709
Total expected cash flows	2,351
Interest income	(235)
Total sales lease receivable	2,116
Less credit loss reserve	225
Total sales lease receivable, net	$1,891

Air Wisconsin does not currently have any other assets in which it is the lessor. However, Air Wisconsin may enter into similar transactions in the future.
9. Related-Party Transactions
Resource Holdings Associates (“Resource Holdings”) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 to Resource Holdings for each of the three month periods ended March 31, 2024 and March 31, 2023, plus the reimbursement of certain out-of-pocket expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 to Resource Holdings for each of the three month periods ended March 31, 2024 and March 31, 2023, plus the reimbursement of certain out-of-pocket expenses.
10. Earnings Per Share and Equity
Calculations of net (loss) income per share of common stock were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss	$(9,567)	$(4,915)
Preferred stock dividends	466	252
Net loss applicable to common stockholders	$(10,033)	$(5,167)
Weighted average common shares outstanding
Shares used in calculating basic loss per share	42,888,337	44,979,947
Series C Preferred	—	—
Shares used in calculating diluted loss per share	42,888,337	44,979,947
Loss allocated to common stockholders per common share
Basic	$(0.23)	$(0.11)
Diluted	$(0.23)	$(0.11)
Basic earnings per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding assuming the conversion of the Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") into an aggregate of 16,500,000 shares of common stock under the if-converted method. Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.
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
Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (“Conversion Price”). The Conversion Price was subsequently adjusted to be $0.15091.
On March 28, 2024, the board of directors declared aggregate dividends in the amount of $466 on the Series C Preferred, which was paid on March 29, 2024.
Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion was not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive (as was the case for the periods ended March 31, 2024 and March 31, 2023, due to the net loss positions).

11. Supplemental Cash Flow Information
The following information is provided in support of the Company's condensed consolidated statements of cash flows. Cash payments for interest for the three months ended March 31, 2024 and March 31, 2023 were $0 and $556, respectively. Cash income tax refunds and payments for income taxes for the three months ended March 31, 2024 and March 31, 2023 were $297 and $45, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $1,411 and $1,415 for the three months ended March 31, 2024 and March 31, 2023, respectively.
The following table provides a schedule of the non-cash activities pertaining to the statements of cash flows for the three months ended:

	March 31, 2024	March 31, 2023
Operating activities
Gain on Long-term restricted investments (SESP)	$260	$—
Long-term deferred compensation (SESP)	264	—
Investing activities
Acquisition of property and equipment	284	856
Right-of-use assets acquired under operating leases	$174	$—
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of those same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$16,787	$20,776
Restricted cash	775	755
Total cash, cash equivalents, and restricted cash	$17,562	$21,531
12. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	March 31, 2024	December 31, 2023
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
13. Stock Repurchase Program
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company's financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.
In January 2023, a federal corporate stock repurchase excise tax of 1% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $10 and $0 during the three months ended March 31, 2024, and March 31, 2023, respectively, which is included in the cost of Treasury stock in the condensed consolidated statements of stockholders’ equity. Harbor acquired a total of 472,468 shares of its common stock pursuant to the stock repurchase program for the three months ended March 31, 2024, compared to 469,751 for the three months ended March 31, 2023. As of March 31,

2024, $394 was available for the repurchase of shares under Harbor’s stock repurchase program, which is reflected as restricted cash in the condensed consolidated financial statements.
14. Subsequent Events
The Company evaluated its condensed consolidated financial statements for the three months ended March 31, 2024 for subsequent events through March 28, 2025, the date the condensed consolidated financial statements were issued. The following subsequent events are noted:
•In April 2024, Air Wisconsin reached an agreement with its dispatchers, represented by the Transport Workers Union of America. The new agreement will become amendable in April of 2028 and includes, among other things, increased pay rates and duty provisions.
•On June 28, 2024, certain shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all remaining shares of Series C Preferred were redeemed for a cash payment in the amount of $10,710. After giving effect to the conversion and redemption, no shares of Series C Preferred remain outstanding.
•In the fourth quarter of 2024, with the exception of two states requiring the processing of the amended federal return before the filing of the state amended return, the Company filed all relevant amended federal and state income tax returns for the years 2021 and 2022 in respect of the United Arbitration decision. The Company has since received the requested refund from the 2021 amended federal income tax return and some refunds from state tax authorities.
•On November 27, 2024, American and Air Wisconsin entered into Amendment No. 4 which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin receives payment, and (v) provided for certain incentive payments made by American to Air Wisconsin. A redacted copy of Amendment No. 4 was filed as an exhibit to the Current Report on Form 8-K dated November 27, 2024.
•On January 3, 2025, American delivered notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement effective April 3, 2025. On that date all of Air Wisconsin's aircraft will be withdrawn from the American capacity purchase agreement.
•Following American's delivery of notice of the termination of the American capacity purchase agreement, Air Wisconsin announced a strategic realignment of its business strategy; as part of that realignment, Air Wisconsin is exploring various business opportunities, including (i) expanding its charter operations; (ii) focusing on Essential Air Service Program (“EAS”) markets, and (iii) transitioning its relationship with American to a codeshare and interline relationship.
•On March 14, 2025, Air Wisconsin notified approximately 240 employees, consisting of 123 management employees, 100 pilots, and 13 dispatchers, that they would be furloughed or terminated effective March 31, 2025, or within a short period of time thereafter. For additional information, please refer to Part II, Item 5, "Other Information", in this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements (the "condensed consolidated financial statements") and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). While certain of the following disclosures in this section are intended to capture the conditions existing as of and during the three months ended March 31, 2024, this discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
General
Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc., which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which has historically operated as an independent regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC, which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc., which is a non-operating entity with no material assets. Because Harbor consolidates Air Wisconsin for financial statement purposes, for purposes of this Quarterly Report, disclosures relating to activities of Air Wisconsin also apply to Harbor unless otherwise noted. Where reference is made only to Air Wisconsin (such as where it is named specifically for its contractual obligations and operations), it is referred to as "Air Wisconsin." Where reference is intended to include Harbor and its consolidated subsidiaries, they may be jointly referred to as the “Company,” “we,” “us,” or “our.” Where reference is intended to refer only to Harbor Diversified, Inc., it is referred to as “Harbor.”
Restatement of Previously Issued Condensed Consolidated Financial Statements
We restated our audited consolidated financial statements as of and for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q as of and for the first three quarters of the years ended December 31, 2022 and December 31, 2023 (collectively, the “Non-Reliance Periods”).
Please refer to “Explanatory Note” in the 2023 Annual Report, and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, for additional information on the restatement of, and the related effects on, our consolidated financial statements for the Non-Reliance Periods.
Business Overview and Recent Developments
Regional Airline Industry
Our primary business strategy has historically consisted of providing regional airline services using regional jets to provide short and medium-haul scheduled flights that connect smaller communities with larger cities and act as “feeders” for domestic and international airline hubs. As of March 31, 2024, Air Wisconsin owned a fleet of 63 CRJ-200 regional jets, all of which were manufactured by Bombardier, Inc. (“Bombardier”).
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner in early June 2023 when all of Air Wisconsin’s aircraft were removed from the capacity purchase agreement that Air Wisconsin had entered into with United Airlines, Inc. ("United") in February 2017 (the "United capacity purchase agreement"). As of March 31, 2024, Air Wisconsin had 45 aircraft in service for American.

Under the American capacity purchase agreement, Air Wisconsin provides regional airline services for American primarily based at Chicago O'Hare International Airport. Air Wisconsin's flights are marketed by American as American Eagle.
Air Wisconsin is entitled to receive a fixed daily amount for each aircraft covered under the agreement (which, during the three months ended March 31, 2024, was subject to Air Wisconsin's ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Air Wisconsin is eligible to receive bonus compensation, and may be required to pay rebates, upon its achievement of, or failure to achieve, certain pre-established performance criteria.
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
On November 27, 2024, American and Air Wisconsin entered into Amendment No. 4 to the American capacity purchase agreement (“Amendment No. 4”) which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin receives payment, and (v) provided for certain incentive payments made by American to Air Wisconsin.
On January 3, 2025, in accordance with Amendment No. 4, American delivered to Air Wisconsin notice of termination of the American capacity purchase agreement, effective April 3, 2025. On that date, all of Air Wisconsin's aircraft will be withdrawn from the American capacity purchase agreement.
For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Contract Revenues, Note 3, Capacity Purchase Agreements with United and American, and Note 14, Subsequent Events, in this Quarterly Report.
Strategic Realignment
Following American's delivery of notice of the termination of the American capacity purchase agreement, Air Wisconsin announced a strategic realignment of its business strategy. As part of that realignment, Air Wisconsin is exploring various business opportunities, including (i) expanding its charter operations, which commenced in the fourth quarter of 2024; (ii) bidding on certain federally subsidized Essential Air Service (“EAS”) markets, which are selected by the DOT as markets that might otherwise lack access to air travel; and (iii) transitioning its relationship with American to a codeshare and interline relationship.
There are considerable risks and uncertainties associated with the timing and implementation of the new business strategy. For additional information, please refer to Part II. Item 1A, Risk Factors, in this Quarterly Report.
For additional information, please refer to Note 14, Subsequent Events, in this Quarterly Report.
United Capacity Purchase Agreement

Prior to early June 2023, Air Wisconsin provided regional airline services to United pursuant to the United capacity purchase agreement. For additional information, please refer to Note 1, Summary of Significant Accounting Policies–Contract Revenues, and Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
Prior Dispute with United
Prior to its termination, a dispute arose under the United capacity purchase agreement which was resolved by arbitration and the issuance of a decision and award in February 2024 (the "United Arbitration Award"). The United Arbitration Award held, among other things, that Air Wisconsin was not entitled to the payments from United that were at issue in the arbitration and denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages for the alleged wrongful termination. As a result, neither party owed to the other party any amounts claimed in the arbitration. For additional information, please see Part II, Item 1, Legal Proceedings, in this Quarterly Report.
Federal and State Tax Refunds
We also determined that, as a result of the United Arbitration Award, we would amend our 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to the Disputed Amounts. As a result, we have recorded federal and state tax assets of approximately $7.4 million in the aggregate related to the amendment of the 2021 and 2022 federal and state income tax returns. The decrease in revenues and interest income also resulted in federal and state net operating losses as of December 31, 2022 and December 31, 2023. While we established valuation allowances against our deferred tax assets during the years ended December 31, 2022 and December 31, 2023 and continuing during the three months ended March 31, 2024, the federal and state net operating losses are available to reduce future taxable income. For additional information, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements included in the 2023 Annual Report, and Note 14, Subsequent Events, in this Quarterly Report.
Economic Conditions, Challenges and Risks Impacting Financial Results
Except as set forth below, the general and specific factors and trends affecting our business and results of operations have not materially changed relative to the disclosure in the 2023 Annual Report. For additional information, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2023 Annual Report.
Labor Shortages and Reduction in Workforce
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. An industry-wide pilot shortage has existed for many years, which is the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. As a result, Air Wisconsin, like most of its peers, has had difficulty hiring and retaining a sufficient number of pilots.
In response to the termination of the American capacity purchase agreement, and in connection with the strategic realignment of its operations, Air Wisconsin is engaged in an active review of its staffing, recruiting, and retention efforts. Moreover, in January 2025, Air Wisconsin notified each of its employees that it may need to implement a workforce reduction plan to re-balance its workforce to better align with the evolving needs of its business and on March 14, 2025, Air Wisconsin notified certain of its employees that they would be furloughed or terminated. Should Air Wisconsin fail to successfully attract and retain sufficient qualified personnel, including pilots and mechanics, then Air Wisconsin's ability to implement its contemplated strategic realignment may be adversely impacted, which would negatively impact our results of operations and any future business opportunities. In addition, if Air Wisconsin fails to accurately estimate the number of personnel necessary to sustain its evolving operations, or if the workforce reduction has unanticipated consequences, such as attrition beyond planned staff reductions, we may not be able to retain a sufficient number of personnel to continue operations. For additional information, please refer to Part II, Item 5, Other Information, in this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and March 31, 2023
We had an operating loss of $10.9 million for the three months ended March 31, 2024, compared to an operating loss of $9.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, we had a net loss of $9.6 million compared to a net loss of $4.9 million for the three months ended March 31, 2023.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	176,016	250,954	(74,938)	(29.9%)
Actual Block Hours	17,757	23,077	(5,320)	(23.1%)
Actual Departures	12,680	15,252	(2,572)	(16.9%)
Revenue Passenger Miles ("RPMs") (in thousands)	136,524	205,360	(68,836)	(33.5%)
Average Stage Length (in miles)	285	339	(54)	(15.9%)
Contract Revenue Per Available Seat Mile (in cents)	24.80 ¢	20.93 ¢	3.87 ¢	18.5%
Passengers	478,098	600,811	(122,713)	(20.4%)
The decrease in ASMs, block hours, departures, RPMs and passengers during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to the industry-wide pilot shortage, particularly in our captain position, which resulted in a significantly lower number of flights. The decrease in average stage length is the result of American scheduling Air Wisconsin's aircraft on shorter routes during the three months ended March 31, 2024 compared to the routes scheduled by United during the three months ended March 31, 2023. During the three months ended March 31, 2024, the increase in contract revenue per available seat mile is a result of contract revenues on a per-departure basis being spread over shorter stage lengths, combined with higher contract revenue rates under the American capacity purchase agreement, when compared to contract revenues on a per-departure basis being spread over relatively longer stage lengths and lower contract revenue rates under the United capacity purchase agreement during the three months ended March 31, 2023.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Operating Revenues (in thousands):
Contract Revenues	$43,655	$52,519	$(8,864)	(16.9%)
Contract Services and Other	2	95	(93)	(97.9)%
Total Operating Revenues	$43,657	$52,614	$(8,957)	(17.0%)
Total operating revenues decreased $9.0 million, or 17.0%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a decrease in block hours and departures as a result of the industry-wide pilot shortage. In addition, certain contract revenues are recognized in proportion to flights flown during the period over total flights expected to be flown during the expected contract term of the American capacity purchase agreement. When there is an expectation that total flights in the future will increase relative to current levels, it can cause a portion of these contract revenues to be deferred into future periods, contributing to the overall decrease in current period contract revenues. For additional information, please refer to Note 1, Summary of Significant Accounting Policies -- Contract Revenues, in this Quarterly Report.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$31,508	$29,768	$1,740	5.8%
Aircraft Fuel and Oil	52	102	(50)	(49.0%)
Aircraft Maintenance, Materials and Repairs	12,118	19,349	(7,231)	(37.4%)
Other Rents	1,696	1,594	102	6.4%
Depreciation, Amortization and Obsolescence	6,355	6,357	(2)	—%
Purchased Services and Other	2,862	4,442	(1,580)	(35.6%)
Total Operating Expenses	$54,591	$61,612	$(7,021)	(11.4%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $1.7 million, or 5.8%, to $31.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily driven by increases of $1.1 million in employee benefits, $1.0 million in mechanic wages, $0.2 million for crew rooms and transportation, $0.3 million for management wage expense, and $0.3 million related to the increase in the market value of our long-term restricted investments, which reflect the assets held in the supplemental executive savings plan ("SESP"). These increases were partially offset by decreases of $0.7 million in pilot wages and $0.6 million in per diem and personnel expenses as a result of lower block hours and departures.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American and United capacity purchase agreements during the three months ended March 31, 2024 and March 31, 2023, were directly paid to suppliers by American and United. These costs decreased less than $0.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of transition costs incurred during the three months ended March 31, 2023 in preparing aircraft to commence flight services under the American capacity purchase agreement that were not necessary during the three months ended March 31, 2024. We are responsible for the cost of aircraft oil under the American capacity purchase agreement and were responsible for these costs under the United capacity purchase agreement, although this expense is not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $7.2 million, or 37.4%, to $12.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily as a result of reduced flying levels relative to the prior period. The decrease was primarily driven by decreases in airframe repairs of $5.2 million and materials used of $2.0 million.
Other Rents. Other rents increased $0.1 million, or 6.4%, to $1.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of an increase in flight simulator rent of $0.1 million.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense was unchanged for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.
Purchased Services and Other. Purchased services and other expense decreased $1.6 million, or 35.6%, to $2.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease of $0.8 million in legal expenses incurred in connection with the United arbitration, which concluded during the first quarter of 2023, a decrease of $0.3 million in professional and technical fees, a decrease of $0.2 million in insurance costs and a decrease of $0.1 million in miscellaneous supplies.

Other Income (Expense)
Interest and Dividend Income. Interest and dividend income decreased $0.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in cash and the value of marketable securities as a result of our prepayment of Air Wisconsin's outstanding third-party secured aircraft debt in December 2023. For additional information, please refer to Note 6, Debt, in this Quarterly Report.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Gain (Loss) on Marketable Securities and Long-Term Restricted Investments (SESP). Gain on marketable securities and long-term restricted investments (SESP) decreased $1.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a decrease in cash and the value of marketable securities as a result of Air Wisconsin's prepayment of outstanding third-party secured aircraft debt in December 2023. The overall decrease was partially offset by an increase of $0.3 million in the market value of Long-term restricted investments (SESP), which reflect the assets held in the SESP. The SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three months ended March 31, 2023. For additional information, please refer to Note 1, Summary of Significant Accounting Policies--Supplemental Executive Savings Plan ("SESP"), in this Quarterly Report.
Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Net Loss
Net loss for the three months ended March 31, 2024 was $9.6 million, or $0.23 per basic and diluted share, compared to net loss of $4.9 million, or $0.11 per basic and diluted share, for the three months ended March 31, 2023. For additional information, please refer to Note 10, Earnings Per Share and Equity, in this Quarterly Report.
The increased net loss for the three months ended March 31, 2024, compared to the net loss for the three months ended March 31, 2023, was primarily driven by the industry-wide pilot shortage, which resulted in a significantly lower number of flights and the need for a lower number of aircraft. Although operating expenses were lower as a result of reduced flying levels, contract revenues decreased more than the decrease in operating expenses, resulting in an increased loss from operations when comparing the three months ended March 31, 2024 to the three months ended March 31, 2023. Reductions in Other Income (Expense) for the comparative three month periods and an increased valuation allowance on deferred tax assets further contributed to the net loss.
Income Tax Benefit
For the three months ended March 31, 2024, our effective tax rate was 2.4%, compared to 19.7% for the three months ended March 31, 2023. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax benefit of $0.2 million and $1.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
The income tax benefit for the three months ended March 31, 2024 resulted in an effective tax rate of 2.4%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.
The income tax benefit for the three months ended March 31, 2023 resulted in an effective tax rate of 19.7%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature.
In Q4 2024, with the exception of two states requiring the processing of the amended federal return before the filing of the state amended return, we amended 2021 and 2022 federal and state income tax returns as a result of the United Arbitration Award and the restatement of the previously issued consolidated financial statements. The 2021 amended income tax returns are expected to result in federal and state tax refunds of approximately $0.3 million and $0.1 million, respectively. The 2022 amended income tax returns are expected to result in federal and state tax refunds of approximately $6.5 million and $0.6 million, respectively. The anticipated 2021 and 2022 federal tax refunds are reflected in Other assets in the Long-Term Assets section in the condensed consolidated balance sheets for the three months ended March 31, 2024, while the anticipated state tax refunds are divided between Receivables, net, and Other (long-term assets) in the amounts of $0.4 million and $0.2 million, respectively, in the condensed consolidated balance sheets. The classification of these amounts is dependent on when the Company expects to receive the anticipated tax refund amounts. The filing of the 2022 federal amended tax return will also result in a net operating loss carryforward to 2023 of approximately $14.7 million, and various state net operating loss carryforwards to 2023 totaling approximately $14.2 million.
For additional information, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements, Note 6, Income Taxes, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements included in the 2023 Annual Report, and Note 14, Subsequent Events, in this Quarterly Report.
Liquidity and Capital Resources
Recent Operational Performance
Our business has experienced significant volatility over the past couple of years relative to historical levels, which has impacted our financial performance and cash flows from operations. Air Wisconsin’s departures and block hours during the three months ended March 31, 2024 and March 31, 2023 were below pre-COVID-19 levels, generally due to the industry-wide pilot shortage. For the three months ended March 31, 2023, departures and block hours were also negatively affected by the transition in flying from United to American. The resulting decrease in operating revenues was partially offset by decreases in operating expenses, primarily due to the reduction in block hours. These dynamics resulted in a net loss of $9.6 million for the three months ended March 31, 2024 and a net loss of $4.9 million for the three months ended March 31, 2023.
Strategic Realignment
For the three months ended March 31, 2024, Air Wisconsin was engaged in the business of providing scheduled passenger service for American pursuant to the American capacity purchase agreement, and approximately 100% of the Company’s operating revenues were derived from operations associated with the agreement. However, on January 3, 2025, American delivered notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement effective April 3, 2025.
We are taking actions based on currently available information to implement changes to our business strategy in light of the termination of the American capacity purchase agreement, as well as other factors impacting the current operating environment and competitive landscape. Specifically, Air Wisconsin announced a strategic realignment of its business strategy, which may include, among other things, (i) expanding its charter operations, which commenced in the fourth quarter of 2024; (ii) bidding on certain federally subsidized Essential Air Service (“EAS”) markets, which are selected by the DOT as markets that might otherwise lack access to air travel; and (iii) transitioning its relationship with American to a codeshare and interline relationship. However, there are considerable risks and uncertainties associated with the timing and implementation of our new business strategy.
Sources of Liquidity
Historically, our principal sources of liquidity are our cash, cash equivalents, marketable securities balances, and Air Wisconsin’s cash flows from operations. As of March 31, 2024, our cash and cash equivalents balance was $16.8 million, and we held $93.3 million of marketable securities. For the three months ended March 31, 2024, cash used in operations was $1.6 million, and for the three months ended March 31, 2023, cash used in operations was $6.7 million. In the near term, we expect to fund our liquidity requirements through cash generated from existing operations and existing cash, cash equivalents, marketable securities balances. However, there is considerable uncertainty around our ability to achieve and maintain positive cash flows from operations in the near term, primarily as a result of the implementation of our new business strategy following the loss of our flying under the American capacity purchase agreement.
Restricted Cash
As of March 31, 2024, in addition to cash and cash equivalents of $16.8 million, the Company had $0.8 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Operating Expenses and Capital Expenditures
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which primarily include outlays for capital expenditures, labor, and maintenance costs. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and changes to labor costs, as a result of factors such as shortages of qualified pilots and mechanics and the reimbursement of certain labor costs under the American capacity purchase agreement. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect changes in labor costs, projected demand for our flying services, required maintenance events and current market conditions. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the three months ended March 31, 2024, we incurred $0.5 million in capital expenditures primarily related to purchases of rotable parts. Future capital expenditures are expected to be impacted by the strategic realignment of our business strategy. However, as there is considerable uncertainty with respect to such changes, we do not currently have visibility as to the impact on our future capital expenditures.
Short-Term and Long-Term Liquidity Considerations
Notwithstanding the termination of the American capacity purchase agreement, we currently believe our cash, cash equivalents and marketable securities balances, as well as our anticipated cash flows from operations, will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing.
Over the longer term, Air Wisconsin’s ability to continue to fund its operations and execute its business strategy will largely depend on its ability to generate cash from operating activities, which is subject to, among other things, its ability to timely and successfully implement changes to its business strategy and its ability to conform its cost structure to the size and scope of its future business operations, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations in future periods, it may need to obtain financing to fund its operations, implement the strategic realignment of its business strategy, and execute its business plan.
Risks and Uncertainties Impacting Liquidity
There can be no assurance that we will be able to replace, in whole or in part, the revenues under the American capacity purchase agreement, or to generate sufficient cash flows from operations in connection with the implementation of our new business strategy, to meet our future liquidity needs. Stockholders and investors should be aware that there are significant risks and uncertainties associated with our business strategy and operations going forward, and that our financial condition, results of operations and liquidity may be adversely impacted as a result. For additional information, please refer to Part II. Item 1A, Risk Factors, in this Quarterly Report.

Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(1,576)	$(6,661)	$5,085	(76.3%)
Net cash used in investing activities	(935)	(2,553)	1,618	(63.4%)
Net cash used in financing activities	$(1,458)	$(1,788)	$330	(18.5%)
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $1.6 million. We had a net loss for the period of $9.6 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $7.2 million, accounts receivable of $1.9 million, accounts payable of $2.3 million, and contract liabilities of $0.1 million, which were partially offset by decreases in spare parts and supplies of $1.6 million, accrued payroll and employee benefits of $0.4 million, deferred income taxes of $0.2 million, and non-cash gain on marketable securities of $0.1 million.
During the three months ended March 31, 2023, net cash used in operating activities was $6.7 million. We had a net loss for the period of $4.9 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $6.3 million, accounts receivable of $1.6 million and accrued payroll and employee benefits of $1.2 million, which were offset by decreases in deferred revenue of $7.9 million, deferred income taxes of $1.2 million, gain on marketable securities of $1.7 million, spare parts and supplies of $0.4 million, prepaid expenses and other of $0.5 million, and Contract liabilities, net of $0.5 million.
Net Cash Used in Investing Activities
During the three months ended March 31, 2024, our cash flows used in investing activities were $0.9 million, of which approximately $0.5 million was for additions to property and equipment and $0.4 million was for the purchase of marketable securities.
During the three months ended March 31, 2023, net cash used in investing activities was $2.6 million, of which $1.8 million was for additions to property and equipment and $0.7 million was for the purchase of marketable securities.
Net Cash Used in Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was $1.5 million, of which $1.0 million was used to repurchase shares of Harbor's common stock and $0.5 million was used to pay dividends on preferred stock.
During the three months ended March 31, 2023, net cash used in financing activities was $1.8 million, reflecting $0.6 million in repayments of long-term debt, $0.3 million of dividends paid on preferred stock, and $1.0 million to repurchase shares of Harbor's common stock.
Commitments and Contractual Obligations
Operating Lease Obligations
As of March 31, 2024, Air Wisconsin had $6.8 million of operating lease obligations primarily related to certain training simulators and facilities.

The following table summarizes the future minimum lease payments required under operating leases that had initial or remaining non-cancelable lease terms greater than three months as of March 31, 2024:

Fiscal Year	Amount
April 2024 through December 31, 2024	$3,955
2025	2,647
2026	253
2027	126
2028	72
Thereafter	298
Total lease payments	$7,351

Series C Convertible Redeemable Preferred Stock
In January 2020, Harbor completed an acquisition from Southshore Aircraft Holdings, LLC (together with its affiliates, "Southshore") of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of Harbor’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these CRJ-200 regional jets and GE engines from Southshore. In January 2020, Harbor filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which establishes the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred.
Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations (“Conversion Price”). The Conversion Price was subsequently adjusted to be $0.15091.
On March 28, 2024, the board of directors declared aggregate dividends in the amount of $466 on the Series C Preferred, which was paid on March 29, 2024.
On June 28, 2024, certain shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock (representing 28.2% of Harbor's common stock), and all remaining shares of Series C Preferred were redeemed for $10.7 million. After giving effect to such conversion and redemption, no shares of Series C Preferred remain outstanding.
Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion was not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive (as was the case for the three months ended March 31, 2024 and March 31, 2023, due to the net loss positions).
For additional information, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Series C Convertible Redeemable Preferred Stock", in the 2023 Annual Report.
Debt and Credit Facilities
Aircraft Notes
Air Wisconsin previously financed the acquisition of 35 CRJ-200 regional jets through the issuance of senior aircraft notes to a senior lender (the “Lender”) and subordinated aircraft notes to a subordinated lender. The Lender subsequently acquired all of the subordinated aircraft notes from the subordinated lender. In December 2018, Air Wisconsin entered into a debt restructuring arrangement with the Lender pursuant to which the original credit agreements were amended and restated (as amended and restated, the “Aircraft Credit Agreements”).

Pursuant to the restructuring, the outstanding principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full, and the senior aircraft notes outstanding under the original credit agreements were cancelled and exchanged for notes in an outstanding principal amount of $70.0 million. The notes issued under the Aircraft Credit Agreements (collectively, the “Aircraft Notes”) bore interest at the rate of 4.0% per annum and had a maturity date of December 31, 2025. The principal amount of the Aircraft Notes was payable in semi-annual installments of $3.5 million with certain additional amounts payable based on excess cash flow. Each Aircraft Note issued pursuant to an Aircraft Credit Agreement was secured by each aircraft acquired with the proceeds of any of the original credit agreements and by certain spare aircraft, spare engines and spare parts.
In December 2023, Air Wisconsin prepaid at a discount the entire outstanding principal balance under the Aircraft Notes together with all accrued interest. As a result of the prepayment, as of March 31, 2024, Air Wisconsin no longer had any debt outstanding or debt service obligations, the liens and security interests securing the Aircraft Notes were released, and it ceased being subject to the restrictive covenants contained in the Aircraft Credit Agreements.
Payroll Support Program
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement ("PSP-1 Agreement") with the U.S. Department of Treasury("Treasury") for payroll support and received approximately $42.2 million. In March 2021, Air Wisconsin entered into a Payroll Support Program Extension Agreement ("PSP-2 Agreement") with the Treasury for payroll support and received approximately $33.0 million. In June 2021 Air Wisconsin entered into a Payroll Support Program 3 Agreement ("PSP-3 Agreement", and together with the PSP-1 Agreement and the PSP-2 Agreement, the "PSP Agreements") with the Treasury for payroll support and received approximately $33.3 million.
In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. The OIG initially determined that Air Wisconsin overstated its awardable amount on its PSP-1 application; however, Air Wisconsin does not believe it will be required to repay the amounts to the Treasury, and the Treasury has not required Air Wisconsin to repay any amounts. No such audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the date of this filing. For additional information, please refer to Note 10, Commitments and Contingencies, in our consolidated financial statements included in the 2023 Annual Report.
Maintenance Commitments
Air Wisconsin is party to a non-exclusive heavy maintenance services agreement for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin. The agreement is subject to certain escalation of labor rates and has a term that has been extended through September 2026. Additionally, Air Wisconsin has committed to additional lines of heavy maintenance services with respect to its airframes with a second vendor.
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
For additional information, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", in the 2023 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Airplane fuel is typically a material cost incurred by airlines, and fuel prices are subject to significant volatility, which can have a material impact on operating results. Pursuant to the American capacity purchase agreement, American sourced, procured and directly paid third-party vendors for substantially all fuel used in the performance of the agreement. The United capacity purchase agreement contained similar terms. As a result, Air Wisconsin has historically been largely insulated from volatility related to changes in fuel prices.
Due to the termination of the American capacity purchase agreement, and in connection with the strategic realignment of its business strategy, Air Wisconsin may become subject to certain elements that typically cause volatility in airline financial performance, including fluctuations in fuel and oil prices.
Except as discussed above, there have been no material changes to the information regarding market risk provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in the 2023 Annual Report.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rule 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of March 31, 2024, the last day of the period covered by this Quarterly Report, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
Material Weakness in Internal Control Over Financial Reporting
As disclosed in the 2023 Annual Report, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, and following extensive discussions among management, the Audit Committee, and our independent registered public accounting firm, as well as consultation between management and multiple additional accounting and legal advisors over a period of several months, we determined that the previously issued consolidated financial statements for the Non-Reliance Periods should no longer be relied upon and that such financial statements should be restated. As a result of this determination, we concluded that we had a material weakness in our internal control over financial reporting.
The Non-Reliance Periods include the quarterly period ended March 31, 2023, the results of which are included in this Quarterly Report. The identified material weakness arose from our recognition of the Disputed Amounts under the United capacity purchase agreement. We previously recognized all of the Disputed Amounts during the Non-Reliance Periods, which we later determined, in consultation with knowledgeable third-party advisors, was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we determined that, contrary to the prior conclusion we reached in consultation with knowledgeable third-party advisors regarding the correct application of a complex standard to a complex agreement, we should have constrained a portion of the Disputed Amounts. This determination was based on additional guidance received from additional third-party advisors as to the manner in which ASC 606 should be applied to the recognition of revenue under the agreement, irrespective of the actual outcome of the dispute with United. This deficiency led to a material error (as that concept is defined in the accounting guidance) in our previously issued consolidated financial statements, which in turn led to the restatement of those financial statements and the finding of a material weakness.
Remediation of Material Weakness
With the oversight of the Audit Committee, our management has implemented, and is in process of implementing, additional measures to improve our internal control over financial reporting to remediate the material weakness identified above, including (i) enhancing our internal process for the review and interpretation of accounting guidance as it applies to our capacity purchase agreements, and (ii) engaging new or additional knowledgeable third-party advisors with relevant experience in analyzing accounting guidance as it applies to complex commercial agreements, including determining the appropriate accounting for revenue derived from our capacity purchase agreements or other agreements we may enter into in the future. We are committed to continuing to improve our internal control processes.
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

Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation measures discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed that United owed it certain amounts under the capacity purchase agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators issued the United Arbitration Award in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration.
As disclosed in the 2023 Annual Report, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued audited consolidated financial statements for the year ended December 31, 2022 contained in the Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited interim consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023. On January 30, 2025, the United States District Court for the Eastern District of Wisconsin dismissed the entirety of the complaint with leave to amend. Plaintiffs have indicated that they plan to appeal the decision, rather than amend their complaint. We believe these claims are without merit, and we intend to continue to vigorously defend against them.
Item 1A. Risk Factors
Our short- and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in Harbor’s common stock involves substantial risk. Before deciding to purchase or sell Harbor’s common stock, stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of Harbor’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, in particular as we navigate the uncertainty associated with the strategic realignment of Air Wisconsin's operations resulting from the termination of the American capacity purchase agreement.
Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, please refer to “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.
Risks Related to Our Business
If we are unable to successfully implement the strategic realignment of Air Wisconsin’s business, Air Wisconsin may not be able to replace the flying or the revenues that will be lost upon termination of the American capacity purchase agreement and our financial condition, results of operations, liquidity and prospects will be negatively affected.
Since March 2023, Air Wisconsin has derived nearly all of its operating revenues from the American capacity purchase agreement. On January 3, 2025 American delivered to Air Wisconsin notice of termination of that agreement, effective April 3, 2025. On that date, all of Air Wisconsin’s aircraft will be withdrawn from service for American. Given the current state of the airline industry, including the decision by multiple major airlines to eliminate from their fleets single class 50-seat aircraft, it is unlikely that Air Wisconsin will be able to enter into a new capacity purchase agreement with a major airline to provide regional airline service, which has been the focus of Air Wisconsin’s operations since its inception.
In response to the termination of the American capacity purchase agreement, Air Wisconsin announced a strategic realignment of its business strategy. As part of that realignment, Air Wisconsin is exploring various business opportunities, including (i) expanding its charter operations, which commenced in the fourth quarter of 2024; (ii) bidding on certain federally subsidized Essential Air Service (“EAS”) markets; and (iii) transitioning its relationship with American to a codeshare and interline relationship. However, stockholders should be aware that transitioning our existing business operations into new markets will be complex, costly and time-consuming, our management will have to devote substantial time and resources to such efforts, and there are considerable risks and uncertainties associated with the timing and implementation of each of these new business strategies. Air Wisconsin is still in the early stages of implementing each of these strategies and there is no guarantee it will be successful in executing any of them. Even if Air Wisconsin is successful in executing this strategic realignment, it is unlikely, even in a best case scenario, that the revenues generated from these strategies will be sufficient to offset revenues that will be lost upon termination of the American capacity purchase agreement. If Air Wisconsin is unable to generate sufficient revenues from the implementation of the strategic realignment or to conform its cost structure to the size and scope of its business operations, it would have a material adverse effect on our business, financial condition, and results of operations, and Air Wisconsin may be required to pursue alternative strategies, sell or lease certain assets, raise additional equity or debt financing, or cease its business operations entirely.
In connection with Air Wisconsin’s strategic realignment, we commenced a reduction in Air Wisconsin’s workforce and the closure of certain operational facilities. These initiatives are intended to align with the evolving needs of our business, reduce operating expenses, improve cost efficiencies, and further preserve our cash and cash equivalents balance. However, they may not result in the anticipated benefits, and may result in unexpected difficulties, disruptions or costs that could make it more difficult to implement our business plans and achieve our strategic objectives. For example, we may fail to accurately estimate the level of expenses or future cost savings associated with our initiatives, in which case our future operating results may be worse than expected. Further, we may not be successful in implementing improvements to our cost structure sufficient to offset the significant reduction in flying we anticipate under our business strategy. Finally, our workforce reduction and facilities closures may be disruptive to our business and have unanticipated consequences, such as attrition beyond planned staff reductions, reduced employee morale, and decreased operational capabilities. These initiatives could also harm our ability to attract and retain qualified personnel, reduce the strategic alternatives available to us, or limit our opportunities for future growth, any of which could adversely affect our business and results of operations.
Each of our proposed new business strategies has significant risks and uncertainties, and, if we are unable to respond adequately to these risks, Air Wisconsin may be unable to achieve or sustain profitability or generate positive cash flows from operations, which would have an adverse impact on our financial condition and results of operations.
The business opportunities Air Wisconsin has identified as part of its strategic realignment have risks due to factors specific to each of those markets. We may be unable to foresee all of the risks upon entering these markets or to respond adequately to these risks, and our business and the execution of our strategic realignment may suffer as a result. If Air Wisconsin is unable to achieve or sustain profitable operations in new and existing markets, or to generate positive cash flows from operations, our business, financial condition and results of operations will be materially adversely affected. In that case, Air Wisconsin may be required to implement further changes to its business strategy, raise additional equity or debt financing to fund ongoing operations, or cease its business operations.
Although Air Wisconsin has already commenced charter operations, it is a new entrant in that market and its operations are relatively small. Air Wisconsin faces numerous challenges in the charter segment, such as:
•Competition from exclusively charter airlines as well as traditional scheduled-service airlines, both ultra-low cost carriers and legacy carriers, that operate charters as a secondary line of business; these competitors may choose to commence or expand their existing charter operations, which could adversely impact Air Wisconsin’s ability to obtain or renew charter contracts, limiting its ability to increase its market share and generate profitable operations; many of these competitors have greater financial resources than Air Wisconsin, are larger in terms of number of aircraft and pilots, and are more fully developed in their corporate infrastructure, which could negatively affect Air Wisconsin’s ability to compete in this market; and
•Our current charter flying is predominantly for collegiate sports teams, which is seasonal in nature with flying concentrated in the fall, winter and spring with little flying in the summer.

As of the date of filing of this Quarterly Report, while Air Wisconsin has submitted to the DOT bids for several federally subsidized EAS markets and is contemplating submitting additional bids, it has not been awarded any bid for any EAS market, and there is no guarantee it will be granted any such awards. Air Wisconsin faces numerous challenges in pursuing this EAS strategy, such as:
•There are a limited number of EAS markets, and there is significant competition among air carriers already participating in these markets; those air carriers have more experience in providing this service than does Air Wisconsin which may influence the DOT in the bidding process; Air Wisconsin may not be awarded any bids or it may only be awarded a limited number of bids that would generate insufficient revenue to make this a viable business opportunity;
•The DOT administers the EAS program and awards EAS subsidies through a competitive bidding process; the DOT reserves the right to modify, change or cancel the program in the future, including to cancel EAS arrangements if it determines that the communities served by such arrangements are no longer essential;
•EAS revenue awards generally have a term of two years, during which time, a carrier is paid a subsidy amount in accordance with the maximum allowances stipulated in the EAS revenue award and is paid monthly in arrears on a per-flight-completed basis; there can be no assurance that current EAS legislation will remain unchanged, or that Congress will continue to provide funding for the EAS program at any particular level or at all; and
•Air Wisconsin will need to create the infrastructure to support this flying, such as scheduling, reservations and arranging for airport facilities, which had previously been provided by Air Wisconsin’s major airline partners under its prior capacity purchase agreements;
As of the date of filing of this Quarterly Report, Air Wisconsin has not yet commenced any flying relating to the existing interline agreement with American. Air Wisconsin faces numerous challenges in pursuing this business opportunity, such as:
•As with the strategy of pursuing EAS markets, Air Wisconsin will be required to create the infrastructure to support these flights;
•Air Wisconsin will need to accurately forecast demand for flights on selected routes; and
•Air Wisconsin will need to accurately price flights to cover all expenses, not just those non-pass-through costs for which it had been responsible under its prior capacity purchase agreements.
Our ability to grow Air Wisconsin’s charter operations and to successfully implement the provision of service to EAS markets and pursuant to the interline agreement is an important aspect of our strategic realignment. We may devote significant financial and other resources in attempting to implement this strategic realignment, but we may be unsuccessful. Any failure to do so could result in Air Wisconsin being required to implement further changes to its business strategy, or cease its business operations entirely, either of which would have a material adverse effect on our business, financial condition and results of operations. In addition, even if we are successful in implementing these strategies, there is no guarantee we will be able to operate Air Wisconsin’s business in a manner that will allow us to achieve and maintain profitability or positive cash flows from operations.
Air Wisconsin may experience difficulty hiring and retaining a sufficient number of qualified pilots, mechanics and flight attendants, which may negatively affect Air Wisconsin’s business and operations.
As a result of the termination of the American capacity purchase agreement, on April 3, 2025, Air Wisconsin will cease all flying for American. Although it expects to continue to fly a limited number of charter flights, depending on the success of Air Wisconsin’s strategic realignment, for the next several months, and perhaps indefinitely, we expect Air Wisconsin’s flying to be drastically reduced from the level of its flying before the termination of the American capacity purchase agreement. As noted above, in anticipation of that reduced flying, Air Wisconsin furloughed a significant number of its pilots and has taken other actions to reduce the number of active mechanics and flight attendants and other staff on its payroll. If Air Wisconsin is successful in executing its strategic realignment, its level of flying is expected to increase and it will need to bring back furloughed pilots, rehire or otherwise recall mechanics and flight attendants and then retain those employees to service the increased flying. If Air Wisconsin is unable to employ a sufficient number of pilots, mechanics and flight attendants, it could have a material adverse impact on Air Wisconsin’s business and operations as well as its ability to implement its strategic realignment. In addition, if future pilot, mechanic or flight attendant attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots, mechanics and flight attendants, Air Wisconsin may need to continue to increase its labor costs, which would negatively impact Air Wisconsin’s operations and our financial condition.
The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.
In light of the termination of the American capacity purchase agreement, our future success depends on our ability to retain or attract highly qualified management, technical and other personnel with the skills necessary to successfully execute a strategic realignment of Air Wisconsin’s operations. We may not be successful in retaining key personnel or in attracting other highly qualified personnel, especially as a result of the significant risks and uncertainties associated with executing Air Wisconsin’s strategic realignment, some of which are described above. Any inability to attract or retain qualified management personnel and other employees, or any significant increases in the costs associated with recruiting or retaining qualified employees, could have a material adverse effect on our business, results of operations and financial condition.
Disagreements regarding the interpretation of our material agreements could have an adverse effect on our operating results and financial condition.
Agreements, such as our capacity purchase agreements and any agreements we may enter into in connection with the strategic realignment of our operations, are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. For example, prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed United owed it certain amounts under the agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators issued their decision and award in February 2024 (the "United Arbitration Award"). The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement, and they denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration. However, we determined that certain revenue relating to our claims against United had been incorrectly recorded in certain of our previously issued consolidated financial statements, which required us to restate our consolidated financial statements as of and for the year ended December 31, 2022, and our interim financial consolidated financial statements as of and for the first three quarters of the years ended December 31, 2022 and 2023. The dispute required us to expend valuable management time and financial resources both in connection with the arbitration and the financial restatement.
Maintenance costs and delays may increase further as Air Wisconsin's fleet continues to age, and out-of-service periods may result in aircraft being unavailable for flying.
Most of Air Wisconsin’s CRJ-200 regional jets were manufactured between 1999 and 2004. As Air Wisconsin’s fleet continues to age, its maintenance costs may increase, both on an absolute basis and as a percentage of its operating expenses. Maintenance issues may result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying. There are also industry-wide supply chain issues and parts shortages that have lengthened the time to complete required maintenance. These industry-wide issues could increase Air Wisconsin’s costs for maintenance and parts and possibly require it to renegotiate contracts with third-party providers to ensure their continued support of our programs. Air Wisconsin has increased its labor costs to attract and retain qualified mechanics. As a result, Air Wisconsin has experienced, and may continue to experience, delays and increased costs in obtaining both in-house and third-party maintenance services. Any continued increase in Air Wisconsin’s maintenance costs or decreased revenues or delays resulting in out-of-service periods could have a further adverse effect on our financial condition and operating results.
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

Major airlines’ decision to eliminate from their fleets single class 50-seat aircraft may make it difficult for Air Wisconsin to enter into a capacity purchase agreement with another major airline to replace the terminating American capacity purchase agreement and may limit its opportunities for growth.
American has announced that its long-term fleet strategy involves eliminating from its fleet by 2030 all single class 50-seat aircraft, which includes the CRJ-200 regional jet comprising the Air Wisconsin fleet. United Airlines has also announced that it intends to significantly reduce the number of single class 50-seat aircraft in its fleet, and Delta Airlines has retired all of the single class 50-seat aircraft in its fleet. As a result of this industry shift, Air Wisconsin may not be able to enter into substitute arrangements with other airlines, and any arrangements it is able to secure may not be as favorable to us as the American capacity purchase agreement. Since our primary business strategy has traditionally involved flying single class 50-seat aircraft for a major airline partner, the publicly announced fleet strategy changes by several major carriers, in combination with the termination of the American capacity purchase agreement, represent a substantial risk to our business.
Interruptions or disruptions in service at an airport served by Air Wisconsin could result in a severe disruption of our business.
A significant interruption or disruption in service at any airport serviced by Air Wisconsin resulting from factors such as air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party vendors, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in a severe disruption of our business, which would cause an adverse impact on our results of operations and financial condition.
The amounts Air Wisconsin receives under any new flying agreements may be less than the corresponding costs Air Wisconsin incurs.
Historically, Air Wisconsin’s capacity purchase agreements have provided that certain significant operating costs, such as fuel, insurance, landing fees and certain taxes, were passed through to, and paid by, the major airline, while other costs were Air Wisconsin’s responsibility. Any new agreements Air Wisconsin enters into may not provide for the reimbursement by the other party of any “pass-through” costs and may not provide for any escalation in compensation to cover any unanticipated increase in costs. As a result Air Wisconsin would bear the entire economic risk of all increased costs of operations, not just those increases related to the expenses for which it has traditionally been responsible under its capacity purchase agreements.
A significant majority of Air Wisconsin’s workforce is represented by labor unions, and the terms of Air Wisconsin’s collective bargaining agreements may increase our operating expenses and negatively impact our financial results.
A significant majority of Air Wisconsin’s employees are represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America (“TWU”). Air Wisconsin's ability to renegotiate terms of these labor agreements in light of American's decision to terminate the American capacity purchase agreement and the uncertainty with respect to Air Wisconsin's future business opportunities will be critical to Air Wisconsin's near- and long-term success in any such business opportunities. Any future agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages, any of which could have an adverse impact on our financial condition and results of operations.
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
The CRJ-200 regional jet is no longer in production. Air Wisconsin has been highly dependent upon Bombardier, as the sole manufacturer of Air Wisconsin’s aircraft, and GE, as the sole manufacturer of Air Wisconsin’s aircraft engines, to provide sufficient parts and related maintenance and support services to it in a timely manner. In June 2020, Bombardier consummated an agreement with Mitsubishi Heavy Industries, Ltd. (“Mitsubishi”), pursuant to which Mitsubishi purchased Bombardier’s regional jet program, including all aspects of the CRJ-200 regional jet, such as type certificates, maintenance, support, refurbishment, marketing and sales activities. Air Wisconsin’s operations could be materially and adversely affected by the failure or inability of Mitsubishi or GE to provide required maintenance or support services, or as a result of unscheduled or unanticipated maintenance requirements for Air Wisconsin’s aircraft or engines.
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
In accounting for long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. For example, any of the following circumstances could cause us to reduce our estimates as to the useful life, residual value or cash flow potential of our aircraft or engines, which could require an impairment charge:
•the termination of the American capacity purchase agreement or any anticipated changes in our business strategy cause us to permanently retire some aircraft;
•we add a new aircraft type to our fleet and reduce the number of our operating CRJ-200 aircraft; or
•a lack of demand for our aircraft or engine types reduces the proceeds we receive on disposition to less than we estimated.
If any of these circumstances were to occur, or if there are other indications of impairment, Air Wisconsin would likely need to conduct quantitative tests for impairment of the CRJ-200 fleet and related assets. If the estimated residual value of any of our aircraft, engines or parts is determined to be lower than the residual value assumptions used in our depreciation policies, the aircraft, engines or parts may be impaired and may result in a material reduction in their book value, or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft, engines or parts or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.
Air Wisconsin may not be able to achieve positive cash flows from operations and may need to seek to obtain additional financing.
Historically, our principal sources of liquidity have been our cash, cash equivalents and marketable securities balances, and Air Wisconsin’s cash flows from operations. In December 2023, Air Wisconsin prepaid at a discount all of its outstanding third-party secured debt that had been incurred in connection with the acquisition of aircraft, which had the effect of reducing our liquidity. In addition, our business has experienced significant volatility over the past couple years relative to historical levels, which has impacted our financial performance and cash flows from operations.
On January 3, 2025, American delivered notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement effective April 3, 2025. Approximately 100% of the Company’s operating revenues for the three months ended March 31, 2024 were derived from operations associated with the agreement. As a result of the termination, there is considerable uncertainty regarding our ability to achieve and maintain positive cash flows from operations going forward.
Notwithstanding the termination of the American capacity purchase agreement, we currently believe our existing sources of liquidity will be sufficient to meet our requirements for at least the next 12 months from the date of this filing. However, in order to achieve our long-term strategic objectives, we will ultimately need to achieve and maintain profitability and positive cash flows from operations. If Air Wisconsin fails to generate sufficient cash flows from operations in future periods, it may need to obtain financing to fund its operations, implement further changes to its business strategy, or cease its business operations.

To the extent Air Wisconsin finances its operations or its pursuit of new business opportunities with debt, it would become subject to debt service obligations, as well as covenants that may restrict its ability to pursue its business strategy or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay any future debt service obligations, in addition to the high level of fixed costs associated with operating an airline, will depend on its operating performance, cash flows from operations and ability to secure adequate financing, which will in turn depend on, among other things, the success of the implementation of its new business strategy, its future operating performance and financial condition, the availability and cost of financing, as well as general economic and political conditions, and other factors some of which may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will continue to be sufficient to make required payments under its existing contractual arrangements or any new debt financing arrangements it enters into in the future. In addition, we cannot guarantee that financing will be available to Air Wisconsin on acceptable terms or at all, primarily as a result of the termination of the American capacity purchase agreement and the significant risks and uncertainties associated with Air Wisconsin’s strategic realignment.
If Air Wisconsin is unable to pay its debts as they come due or fails to comply with its obligations under any future agreements governing secured debt and is unable to obtain waivers of such defaults, its secured lender could foreclose on any of Air Wisconsin’s assets securing such debt. Additionally, a failure to pay Air Wisconsin’s property leases, future debt or other fixed cost obligations, or a breach of its other contractual obligations, could result in a variety of further adverse consequences. In such a situation, Air Wisconsin may not be able to cure its breach, fulfill its contractual obligations, make required lease payments or otherwise cover its fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
Information technology security breaches, hardware or software failures, or other information technology infrastructure disruptions may negatively impact Air Wisconsin’s business, operations and financial condition.
The performance and reliability of Air Wisconsin’s and third-party service providers’ technology is critical to Air Wisconsin’s ability to compete effectively. Any internal technological error, failure or large-scale external interruption in the information systems, networks, hardware, software and technological infrastructure Air Wisconsin depends on, such as U.S. air traffic control systems, power, telecommunications or the internet (collectively, “IT Systems”), may disrupt Air Wisconsin's internal network, impact its ability to conduct its business and safely operate its flights, lower its utilization of aircraft, and result in increased costs or penalties. Air Wisconsin’s IT Systems (including systems provided by third parties) may be vulnerable to a variety of sources of interruption due to events beyond its control, including natural disasters, terrorist attacks, telecommunications or IT System failures, computer viruses, cyber criminals and other security issues.
In addition, Air Wisconsin faces numerous and evolving cybersecurity risks that threaten the security, confidentiality, integrity and availability of its IT Systems, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, security breaches, malfeasance by insiders, human or technological error, computer viruses, malicious or destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into Air Wisconsin’s or third-party service providers’ IT Systems, products or services, malware (including ransomware) and other attacks, including through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or attack or sabotage systems are constantly evolving, and threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result Air Wisconsin may be unable to anticipate or to detect, investigate, remediate or recover from attacks or incidents for long periods of time. Further, Air Wisconsin may not be able to prevent all data breaches, misuses of data or other cybersecurity incidents.
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
The airline business is affected by numerous factors, many of which are beyond Air Wisconsin’s control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, natural disasters, facility disruptions, acts of war or terrorism, increased security measures, and the outbreak of disease. Factors that cause flight delays or cancellations frustrate passengers, increase operating costs and decrease revenues, which in turn adversely affect profitability and cash flows from operations.
In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including:
•any shortage of qualified pilots, mechanics and flight attendants, in particular as a result of the recent reduction in Air Wisconsin's workforce due to the strategic realignment, and any increases in compensation and the continuing pressure to significantly increase wages in the industry;
•access to airport terminals and facilities;
•capital expenditures required to maintain or expand fleet operations;
•regulatory changes, including those impacting funding for EAS markets;
•changes in the availability of necessary parts and equipment, particularly as a result of the CRJ-200 no longer being in production;
•actual or potential changes in political conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;
•air traffic control delays or disruptions;
•changes in demand for airline travel or tourism, consumer preferences, or demographic trends;
•changes in demand for the CRJ-200, or aircraft with similar capacity, including as a result of major airlines significantly reducing or retiring their use of single class 50-seat aircraft;
•changes in the competitive environment due to pricing, industry consolidation, or other factors;
•labor disputes, strikes, work stoppages, or similar matters impacting employees;
•potential interference with aviation equipment from the deployment of 5G wireless telecommunications systems; and
•actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation and changes in discretionary spending and consumer confidence.

The occurrence of any or all of such factors or conditions could materially and adversely affect Air Wisconsin's operations and our financial condition. Moreover, in light of the termination of the American capacity purchase agreement, and given the competitive nature of the airline industry, we believe limited opportunities exist for Air Wisconsin to enter into a new capacity purchase agreement. Air Wisconsin has announced a strategic realignment of its business strategy. If Air Wisconsin is unable to successfully implement the contemplated strategic realignment, it may be required to pursue alternative strategies, raise additional equity or debt financing, or cease business operations entirely. Even if Air Wisconsin is successful in pursuing growth opportunities in the future, there is no guarantee they will allow Air Wisconsin to achieve or maintain profitable operations.
The outbreak of any disease or other public health threat could result in adverse effects on our business, operating results, financial condition and liquidity.
With the onset of the COVID-19 pandemic, airlines experienced a significant decline in domestic and international demand. An outbreak of another disease or similar public health threat, or any other event that would affect consumer demand for air travel or impose travel restrictions, could have a material adverse impact on our business, operating results, financial condition and liquidity.
High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on Air Wisconsin’s operating results and financial condition and liquidity.
Aircraft fuel is critical to Air Wisconsin’s operations. Historically, Air Wisconsin's capacity purchase agreements have provided that the major airline paid third-party vendors for substantially all fuel used in Air Wisconsin's performance of the agreement. Any agreement Air Wisconsin enters into to provide flying services upon termination of the American capacity purchase agreement may not provide for the payment of fuel by the other contracting party, so Air Wisconsin may bear the cost of all fuel used in its operations and may become subject to the economic risk of fuel price fluctuations.
The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are impacted by factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, have driven and may continue to drive rapid changes in fuel prices. For example, dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on fuel production, transportation and marketing make it difficult to predict the future availability of fuel. Outbreaks of hostilities or other conflicts in oil-producing areas or elsewhere, a reduction in refining capacity, including as a result of adverse weather events, or governmental limits on the production or sale of fuel could reduce the supply and increase the cost of fuel. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may impact the amount of flying that Air Wisconsin can perform. Any such fuel price increases or flying reductions may impact Air Wisconsin’s operating results. In addition, since single class 50-seat aircraft, such as those comprising Air Wisconsin’s fleet, are typically less fuel efficient than larger aircraft, increased fuel costs may disproportionately impact Air Wisconsin’s results of operations, as well as its overall competitiveness in the industry.
The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.
The airline industry is highly competitive. Air Wisconsin has traditionally competed primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, and new airlines have entered the market. Any additional consolidation or significant alliance activity within the airline industry, and the entrance of new competitors into the market, could further limit our growth opportunities. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of long-term fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities, the result of which would have a material adverse effect on our business, financial condition and results of operations.

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
Given that Air Wisconsin currently operates a single aircraft and engine type, any accident or incident involving the CRJ-200 regional jet aircraft type or the GE CF-34 engine type, whether or not operated by Air Wisconsin, may result in Air Wisconsin temporarily or permanently suspending service on all or a large portion of its fleet. Any grounding of Air Wisconsin’s aircraft could have an adverse impact on Air Wisconsin’s operations and our financial results.
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
All air carriers, including Air Wisconsin, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. In addition, airports and municipalities enact rules and regulations that affect Air Wisconsin’s operations. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of Air Wisconsin’s aircraft for any reason may have a material adverse effect on Air Wisconsin’s operations and our financial condition. Further, Air Wisconsin’s business may be subject to additional costs as a result of potential regulatory changes, which additional costs could have an adverse effect on our operating results.
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
Harbor has not listed, and does not currently intend to list, its common stock for trading on any national securities exchange. Although Harbor’s common stock is traded under the symbol “HRBR” on the OTC Market, the trading volume for the common stock has historically been limited. Trading on the OTC Market has been further limited recently due to the fact that Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it has not timely filed all required periodic reports with the SEC. As a result of these and other factors, we expect Harbor's common stock to continue to be highly illiquid for the foreseeable future.
Investors should be aware that an active trading market for the common stock may never develop or be sustained, and that the delay in filing certain required periodic reports with the SEC could have a prolonged negative impact on the trading volume of the common stock. The absence of an active trading market for the common stock could result in additional volatility with respect to, and a further decline in, the trading price of the common stock. Investors should also be aware that they may lose all or part of their investment.

The trading price of Harbor’s common stock has been and may continue to be volatile.
The trading price of Harbor’s common stock has been, and may continue to be, volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:
•the termination of the American capacity purchase agreement and the resulting wind-down of flying operations for American, and our ability to enter into new arrangements to replace the flying opportunities and revenues that will be lost upon that termination;
•our ability to successfully develop and implement Air Wisconsin’s evolving business strategies and to achieve and maintain profitability and positive cash flows from operations as a result of those strategies;
•the effect of the United Arbitration Award and our determination to restate our financial statements for the affected periods;
•future announcements regarding fleet strategy changes by major air carriers, including any decision to reduce or eliminate single class 50-seat aircraft;
•actual or anticipated fluctuations in our financial and operating results from period to period;
•actual or potential changes in economic conditions, including rising fuel and other commodity prices, currency exchange rate fluctuations, increasing interest rates, inflation, changes in discretionary spending and consumer confidence, and recessionary concerns;
•the impact of pandemics and widespread outbreaks of communicable diseases on passenger demand for air travel, consumer behavior and tourism;
•our actual or perceived need for additional capital and the terms of any future debt financing or leasing arrangement;
•market perceptions about our financial stability, in particular as a result of the termination of the American capacity purchase agreement and the restatement of our previously issued consolidated financial statements;
•market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service, and the operating performance, reliability and customer service of its business partners and competitors;
•factors impacting new businesses, markets or geographic areas we may seek to pursue as part of Air Wisconsin’s strategic realignment;
•factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;
•announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors;
•bankruptcies or other financial issues impacting Air Wisconsin’s business partners or competitors;
•threatened or actual litigation, including as a result of the restatement of our previously issued consolidated financial statements, and government investigations;
•changes in the regulatory environment impacting Air Wisconsin’s business and industry, in particular as we seek to pursue new markets as part of Air Wisconsin’s strategic realignment;
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
As of February 28, 2025 Harbor had 58,435,711 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 34.2% of outstanding shares of Harbor's common stock, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held 16,500,000 shares of common stock, representing approximately 28.2% of the outstanding shares of Harbor's common stock. As a result, Amun and Southshore collectively control a majority of the voting power of Harbor’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to Harbor’s stockholders for approval. These stockholders may manage the Company’s business in ways with which certain investors may disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving Harbor’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of Harbor’s common stock.
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
The Company has incurred, and expects to continue to incur, significant direct and indirect costs, and diversion of management’s time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the consolidated financial statements contained in its Annual Reports in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”). The Company has incurred and may continue to incur significant additional costs as a result of the restatement of its previously issued consolidated financial statements provided in the 2023 Annual Report, as well as the ongoing litigation relating to the restatement.
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
Further, notwithstanding that Harbor is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, Harbor does not have a class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act. As a result, Harbor is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, there may be significantly less information available about the Company, including its governance policies and ownership structure, than is available for other public reporting companies, which could have the effect of further limiting the trading volume, and further reducing the trading price, of Harbor’s common stock.
As a result of the delay in filing the 2023 Annual Report due to the restatement of the previously issued consolidated financial statements for certain periods, and the corresponding delay in filing this Quarterly Report, Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it did not timely file all required periodic reports with the SEC. While Harbor currently intends to file all required periodic reports with the SEC and regain compliance with its reporting obligations, there can be no assurance as to the timing of making these required filings. Harbor’s failure to timely file all required periodic reports with the SEC, or to regain compliance with its reporting obligations, could cause reputational harm. In addition, as discussed above, Harbor’s failure to timely file all required periodic reports has resulted in a significant reduction in the trading volume of Harbor’s common stock, which may have contributed to a decline in the trading price of the common stock.
Provisions in Harbor’s governing documents might deter acquisition bids, which could adversely affect the value of Harbor’s common stock.
Harbor’s amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, contain provisions that, among other things:
•prohibit the transfer of any shares of Harbor’s capital stock that would result in: (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-T(g)) of Harbor’s then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of Harbor’s then-outstanding capital stock;
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

Harbor’s certificate of incorporation and bylaws limit certain transfers of Harbor’s stock in order to preserve Harbor’s ability to use net operating loss carryforwards, which could adversely affect the trading price of its common stock.
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
Harbor is a “smaller reporting company” under applicable SEC rules and regulations, and it will continue to be a “smaller reporting company” for so long as either: (i) the market value of Harbor’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million or (ii) the market value of Harbor’s common stock held by non-affiliates is less than $700 million and the annual revenues of Harbor are less than $100 million during the most recently completed fiscal year. Because Amun and Southshore, both of which are affiliates of Harbor, collectively hold a significant percentage of the outstanding shares of Harbor's common stock, it would require a significant increase in the market value of the common stock for Harbor to no longer qualify as a “smaller reporting company.”
As a “smaller reporting company,” Harbor has relied on exemptions from certain disclosure requirements that are applicable to other public reporting companies. These exemptions include reduced financial disclosure and disclosure regarding executive compensation. Investors may find Harbor’s common stock less attractive because it relies on these exemptions, which could lead to a less active trading market for Harbor’s common stock and negatively impact the trading price. In addition, as previously discussed, Harbor does not have a class of securities registered pursuant to Section 12(b) or 12(g) of the Exchange Act, which further reduces its disclosure obligations.
Complying with the requirements of public reporting companies under the Exchange Act, including the requirement for management to assess our disclosure controls and procedures and internal control over financial reporting, could increase our operating costs and divert management’s attention from executing our business strategy.
We are subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires, among other things, that we file annual, quarterly, and current reports with the SEC with respect to our business, financial condition and results of operations. In addition, pursuant to SOX, we are required to assess the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. As a result of the determination that the previously issued consolidated financial statements for certain periods should no longer be relied upon and that such financial statements should be restated, we concluded that we had a material weakness in our internal control over financial reporting. As a result, we determined that our disclosure controls and procedures were not effective as of December 31, 2023, as further discussed below.

Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs and increased demands on our management team. Significant additional resources and management oversight may be required to maintain and, as required, enhance our disclosure controls and procedures and internal control over financial reporting, which could have an adverse impact on our business and operating results. Further, Harbor’s status as a public reporting company and the risks associated with being a public reporting company, could make it more difficult for us to attract and retain qualified members of the board of directors and executive officers, and it may increase the cost of their services as well as the cost of premiums for director and officer liability insurance.
The restatement of our previously issued consolidated financial statements has been time consuming and expensive and may subject us to additional risks and uncertainties, including the increased possibility of litigation, regulatory inquiries, or other actions and loss of investor confidence.
As discussed in the Explanatory Note in the 2023 Annual Report, and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, we restated our audited consolidated financial statements as of and for the year ended December 31, 2022 and our interim unaudited consolidated financial statements contained in the Quarterly Reports on Form 10-Q as of and for the first three quarters of the years ended December 31, 2022 and December 31, 2023. As a result, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties. For example, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement, and we could become subject to additional litigation or to regulatory inquiries in the future. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
We have identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in, and additional restatements of, our financial statements, and a failure to meet our reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.
As discussed in the 2023 Annual Report, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to a material weakness. We are actively engaged in developing and implementing a remediation plan designed to address the material weakness and are committed to remediating it as promptly as possible. However, we cannot be certain that the current material weakness in internal control will be remediated and our internal control over financial reporting considered effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every material misstatement. For additional information, please refer to Part I, Item 4, Controls and Procedures, in this Quarterly Report.
Our current conclusion regarding the effectiveness of our internal control over financial reporting, as well as a conclusion in any future period that our internal control over financial reporting is not effective, could cause investors to lose confidence in the accuracy and completeness of our financial reports, the trading price or trading volume of Harbor's common stock to decline, and the SEC or other regulatory authorities to investigate or sanction us. Any failure to improve, or once it is effective, maintain the effectiveness of, our internal control over financial reporting could inhibit our ability to accurately report our financial condition, operating results or liquidity, and/or restrict our future access to the capital markets. An evaluation of effectiveness is also subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.
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
The board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through February 28, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements or capacity purchase agreements (or similar agreements) we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.
Harbor may be at increased risk of securities class action and other litigation.
Securities class action litigation may be instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. As a result of the requirement to comply with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, is publicly available, which may result in threatened or actual litigation or other disputes with our stockholders, employees or other constituents. For example, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued consolidated financial statements. If such claims are successful, our business and results of operations could suffer. Even if the claims are resolved in our favor, these lawsuits could result in substantial costs and a diversion of management's attention, which could harm our business, financial condition and results of operations.
If securities or industry analysts do not publish reports about our business, or the Company does not issue press releases, an active trading market for Harbor’s common stock may not develop.
The extent of any trading market for Harbor’s common stock will depend, in part, on the content of any reports that securities or industry analysts publish about our business, as well as any press releases or other publications issued by the Company. Analyst coverage of the Company has been extremely limited, and we are not aware of any reputable analysts that cover the Company. In addition, the Company does not intend to regularly issue press releases in the future. Investors should not purchase Harbor’s common stock with the expectation that we will have analyst coverage or that the Company will publish press releases, and should be aware that the information available about our business may be significantly less than information about other public companies. In the absence of these reports or other publications, an active trading market for Harbor’s common stock may not develop or be sustained.
Moreover, as discussed above, Harbor is not current in filing certain reports with the SEC as required pursuant to Section 15(d) of the Exchange Act. Harbor’s failure to be timely in its SEC reporting obligations has had, and may continue to have, a material adverse impact on the trading volume and trading price of its common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 30, 2021, the board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1.0 million of shares of its common stock from time to time during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Repurchases may be affected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular number or value of shares and can suspend or terminate the program at any time.

No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the three months ended March 31, 2024.
Below is a summary of stock repurchase activity under Harbor's stock repurchase program during the three months ended March 31, 2024:

Period	Total number of shares repurchased(1)	Average price paid per share	Dollar value of shares repurchased(2)	Approximate dollar value of shares remaining available under stock repurchase program
January 1 – January 31, 2024	151,507	$2.11	$319,800	$8,739,655
February 1 – February 29, 2024	168,719	2.08	350,124	9,389,531
March 1 – March 31, 2024	152,242	2.05	312,638	$10,076,893
Total	472,468	$2.08	$982,562
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Reduction in Force
As previously disclosed, Air Wisconsin announced the strategic transition of its operations following the termination of the American capacity purchase agreement. In connection with this transition, Air Wisconsin has implemented a workforce reduction plan to re-balance its workforce to better align with the evolving needs of its business.
Air Wisconsin previously issued notices pursuant to the Worker Adjustment and Retraining Notification Act to each of its employees, approximately 980 in total, informing employees of its intent to implement a workforce reduction plan. In anticipation of its future flying opportunities and expected attrition, Air Wisconsin limited the scope of the actual reductions to approximately 240 employees.
On March 14, 2025, Air Wisconsin notified approximately 240 employees, consisting of 123 management employees, 100 pilots, and 13 dispatchers, that they would be furloughed or terminated effective March 31, 2025, or within a short period of time thereafter. Employee participation in a number of voluntary leave programs offered pursuant to agreements reached with certain of Air Wisconsin’s unions reduced the number of employees who were the subject of these furloughs.
Separately, Air Wisconsin announced the closure of its Chicago-based crew domicile and its Dayton-based crew domicile and maintenance operation. Pilots, flight attendants, and mechanics have been offered the opportunity to bid into

Air Wisconsin’s remaining operational locations via their respective collective bargaining agreements. As a result of the bidding process, Air Wisconsin does not expect to furlough any flight attendants or mechanics. Air Wisconsin is currently unable to predict whether additional furloughs or terminations will be required.
Air Wisconsin expects to incur approximately $0.9 million of employee severance costs (and an equivalent amount of cash expenditures) in connection with the strategic transition, but does not expect to incur any material costs or expenses associated with the closure of its crew domiciles or maintenance operations.

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

HARBOR DIVERSIFIED, INC.

Date: March 28, 2025	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: March 28, 2025	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: March 28, 2025	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)