Form 10-Q
period 2024-06-30
HARBOR DIVERSIFIED, INC.
filed 2025-04-11
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of March 31, 2025, the registrant had 58,429,836 shares of common stock $0.01 par value per share, outstanding (after giving effect to the June 2024 conversion and redemption of all of the registrant's outstanding shares of Series C Convertible Redeemable Preferred Stock. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

**Explanatory Note: As previously disclosed on a Form 12b-25 filed with the Securities and Exchange Commission on April 2, 2025, the registrant has not timely filed the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2024 and September 30, 2024, and its Annual Report on Form 10-K for the year ended December 31, 2024.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (this "Quarterly Report") includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:
•the termination of the capacity purchase agreement (the “American capacity purchase agreement”) that our subsidiary Air Wisconsin entered into with American Airlines, Inc. (“American”) and the resulting loss of the vast majority of its historical operating revenue;
•our ability to identify and successfully implement new revenue-generating activities;
•our ability to right-size our workforce and operational facilities to reflect our reduced revenue generating activities, or, to the extent we are able to identify and successfully implement new revenue generating activities, our ability to scale our workforce to sufficient levels to support the activities either through recalls of previously furloughed employees or attracting new employees;
•the impact of losing key personnel or inability to attract and retain additional qualified personnel, including pilots, flight attendants, and mechanics, and the costs associated with hiring and retention, particularly in light of the termination of the American capacity purchase agreement;
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
•the impact of the restatement of certain of our previously issued consolidated financial statements for the Non-Reliance Periods (as defined below under "Restatement of Previously Issued Condensed Consolidated Financial Statements);
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
•developments associated with fluctuations in the economy, including higher inflation or recession, which may increase our costs, create additional wage pressures, reduce demand for air travel, and impact the financial stability of Air Wisconsin;
(i)

•the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;
•the outbreak, duration and spread of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin and American in particular, and the airline industry in general;
•the impact of new accounting pronouncements or updates to existing accounting standards; and
•other risks and uncertainties discussed in Part II, Item 1A, Risk Factors, in this Quarterly Report.
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
Please refer to the “Explanatory Note” in the Annual Report for the fiscal year ended December 31, 2023 (the "2023 Annual Report"), and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, for additional information on the restatement of, and the related effects on, the consolidated financial statements for the Non-Reliance Periods.
(ii)

Part I. Financial Information
Item 1. Financial Statements
Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts and per share values)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,077	$20,776
Restricted cash	850	755
Marketable securities	94,321	92,747
Receivables, net	3,465	5,592
Sales lease receivable, net	448	753
Spare parts and supplies, net	5,710	4,810
Contract costs	118	111
Prepaid expenses and other	2,658	2,115
Total Current Assets	115,647	127,659
Property and Equipment
Flight property and equipment	260,717	260,471
Ground property and equipment	8,809	8,792
Less accumulated depreciation and amortization	(206,847)	(193,457)
Net Property and Equipment	62,679	75,806
Long-Term Assets
Operating lease right-of-use asset	8,178	10,270
Intangibles	5,300	5,300
Long-term lease receivable, net	1,244	1,171
Long-term investments	4,275	4,275
Long-term contract costs	516	578
Long-term restricted investments (SESP)	3,559	3,194
Other	8,125	8,051
Total Long-Term Assets	31,197	32,839
Total Assets	$209,523	$236,304
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$15,473	$12,385
Accrued payroll and employee benefits	13,330	11,495
Current portion of operating lease liability	3,888	4,938
Other accrued expenses	138	67
Contract liabilities, net	774	100
Total Current Liabilities	33,603	28,985
Long-Term Liabilities
Long-term promissory note	4,275	4,275
Deferred tax liability	1,503	1,983
Long-term operating lease liability	2,104	3,010
Long-term contract liabilities, net	3,891	2,984
Long-term deferred compensation (SESP)	3,559	3,216
Other	1,786	2,007
Total Long-Term Liabilities	17,118	17,475
Total Liabilities	50,721	46,460
Commitments and Contingencies (Note 7)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value per share, 4,000,000 shares authorized at June 30, 2024 and December 31, 2023. Shares issued at June 30, 2024 and December 31, 2023 were 0 and 4,000,000, respectively.	—	13,200
Stockholders’ Equity
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 71,981,140 shares issued at June 30, 2024 and 55,481,140 shares issued at December 31, 2023, 58,608,795 shares outstanding at June 30, 2024 and 43,126,355 shares outstanding at December 31, 2023	720	555
Additional paid-in capital	285,680	284,340
Retained deficit	(106,137)	(88,719)
Treasury stock	(21,461)	(19,532)
Total Stockholders’ Equity	158,802	176,644
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$209,523	$236,304
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$47,137	$48,809	$90,792	$101,328
Contract services and other	2	102	4	197
Total Operating Revenues	47,139	48,911	90,796	101,525
Operating Expenses
Payroll and related costs	30,209	29,953	61,717	59,721
Aircraft fuel and oil	80	221	132	323
Aircraft maintenance, materials and repairs	15,196	17,869	27,314	37,218
Other rents	1,680	1,474	3,376	3,068
Depreciation, amortization and obsolescence	6,236	6,370	12,591	12,727
Purchased services and other	3,257	7,532	6,119	11,974
Total Operating Expenses	56,658	63,419	111,249	125,031
Loss from Operations	(9,519)	(14,508)	(20,453)	(23,506)
Other Income (Expense)
Interest and dividend income	905	1,190	1,660	2,340
Interest expense	(3)	(11)	(3)	(12)
Gain (loss) on marketable securities and long-term restricted investments (SESP)	523	(795)	902	945
Gain on extinguishment of debt	—	70	—	70
Other, net	(2)	(1)	(3)	(14)
Total Other Income	1,423	453	2,556	3,329
Net Loss Before Taxes	(8,096)	(14,055)	(17,897)	(20,177)
Income Tax Benefit	(245)	(2,067)	(479)	(3,274)
Net Loss	(7,851)	(11,988)	(17,418)	(16,903)
Preferred stock dividends	519	305	985	557
Net loss available to common stockholders	$(8,370)	$(12,293)	$(18,403)	$(17,460)
Basic Loss per share	$(0.20)	$(0.28)	$(0.43)	$(0.39)
Diluted Loss per share	$(0.20)	$(0.28)	$(0.43)	$(0.39)
Weighted average common shares:
Basic	42,817,146	44,276,627	42,852,742	44,626,344
Diluted	42,817,146	44,276,627	42,852,742	44,626,344
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)
(Unaudited)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
Net loss	—	—	—	—	—	—	(17,418)	—	(17,418)
Preferred stock dividends	—	—	—	—	—	(985)	—	—	(985)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	(1,017)	1,017	—	—	—	(1,929)	(1,929)
Balance, June 30, 2024	—	$—	58,609	13,372	$720	$285,680	$(106,137)	$(21,461)	$158,802

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2024	4,000	$13,200	42,654	12,827	$555	$283,874	$(98,286)	$(20,524)	$165,619
Net loss	—	—	—	—	—	—	(7,851)	—	(7,851)
Preferred stock dividends	—	—	—	—	—	(519)	—	—	(519)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)	—	—		—	—	—	—
Treasury stock purchases	—	—	(545)	545	—	—	—	(937)	(937)
Balance, June 30, 2024	—	$—	58,609	13,372	$720	$285,680	$(106,137)	$(21,461)	$158,802

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)
(Unaudited)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(72,734)	$(14,983)	$198,506
Net loss	—	—	—	—	—	—	(16,903)	—	(16,903)
Preferred stock dividends	—	—	—	—	—	(557)	—	—	(557)
Treasury stock purchases	—	—	(1,390)	1,390	—	—	—	(3,072)	(3,072)
Balance, June 30, 2023	4,000	$13,200	43,830	11,651	$555	$285,111	$(89,637)	$(18,055)	$177,974

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2023	4,000	$13,200	44,750	10,731	$555	$285,416	$(77,649)	$(15,963)	$192,359
Net loss	—	—	—	—	—	—	(11,988)	—	(11,988)
Preferred stock dividends	—	—	—	—	—	(305)	—	—	(305)
Treasury stock purchases	—	—	(920)	920	—	—	—	(2,092)	(2,092)
Balance, June 30, 2023	4,000	$13,200	43,830	11,651	$555	$285,111	$(89,637)	$(18,055)	$177,974

See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2024	2023

	(unaudited)
Cash Flows from Operating Activities
Net loss	$(17,418)	$(16,903)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation, amortization and obsolescence allowance	12,591	12,727
Amortization of engine overhauls	1,827	1,515
Deferred income taxes	(480)	(3,277)
(Gain) loss on disposition of property and equipment	(516)	208
Gain on marketable securities	(567)	(945)
Gain on extinguishment of debt	—	(70)
Changes in operating assets and liabilities:
Receivables, net	2,127	(84)
Sales lease receivable	232	—
Spare parts and supplies	(900)	(605)
Prepaid expenses and other	(617)	528
Operating lease right-of-use asset	126	126
Accounts payable	4,137	1,105
Accrued payroll and employee benefits	1,835	195
Other accrued expenses	71	(35)
Contract liabilities	1,581	682
Deferred revenues	—	(11,601)
Other long-term liabilities	(221)	(240)
Net Cash Provided by/(Used in) Operating Activities	3,808	(16,674)
Cash Flows from Investing Activities
Additions to property and equipment	(2,387)	(2,453)
Proceeds on disposition of property and equipment	628	10
Purchase of marketable securities and long-term restricted investments (SESP)	(1,149)	(1,681)
Sale of marketable securities and long-term restricted investments (SESP)	120	15,000
Net Cash (Used in)/Provided by Investing Activities	(2,788)	10,876
Cash Flows from Financing Activities
Repayment of long-term debt	—	(8,112)
Dividends paid on preferred stock	(985)	(557)
Series C stock redemption	(10,710)	—
Repurchased stock	(1,929)	(3,072)
Net Cash Used in Financing Activities	(13,624)	(11,741)
Decrease in Cash, Cash Equivalents and Restricted Cash	(12,604)	(17,539)
Cash, Cash Equivalents and Restricted Cash, beginning of period	21,531	34,182
Cash, Cash Equivalents and Restricted Cash, end of period	$8,927	$16,643
See accompanying condensed notes to unaudited condensed consolidated financial statements.
See Note 11 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries Condensed Notes to Condensed Consolidated Financial Statements (in thousands, except shares and per share amounts) (Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
Harbor Diversified, Inc. ("Harbor") is a non-operating holding company that is the parent of a consolidated group of wholly-owned subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which is the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which has historically operated as a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leases flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC, which provides flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. ("Therapeutics"), which is a non-operating entity with no material assets.
The accompanying condensed consolidated financial statements include the accounts of Harbor and its consolidated subsidiaries, which are collectively referred to in these condensed notes as the "Company". The condensed consolidated financial statements have been prepared, without audit, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly in all material respects the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to condensed consolidated financial statements are presented in thousands except share amounts and per share values.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on October 24, 2024 (the “2023 Annual Report”). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other reporting period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and transactions of Harbor and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.
Description of Operations
During the periods presented in this Quarterly Report, the Company had principal lines of business focused on (1) providing regional and other air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Air Wisconsin has also explored aircraft leasing opportunities and entered into its first short-term aircraft lease in September 2022. This lease was subsequently renegotiated into a sales-type lease in December 2023. For additional information, please refer to Note 8, Sales-type Lease in this Quarterly Report.
The airline business is operated entirely through Air Wisconsin. For the three and six months ended June 30, 2024, Air Wisconsin was engaged in the business of providing scheduled passenger service for American Airlines, Inc. ("American") under a capacity purchase agreement ("American capacity purchase agreement") which was entered into in August 2022. As of June 30, 2024, Air Wisconsin had 45 aircraft in service under the American capacity purchase agreement.
Prior to early June 2023, Air Wisconsin was also engaged in the business of providing scheduled passenger service for United Airlines, Inc. (“United”) under a capacity purchase agreement (“United capacity purchase agreement”), which was entered into in February 2017 and which terminated in early June 2023. Air Wisconsin commenced providing scheduled passenger service for American in March 2023, and American became Air Wisconsin's sole airline partner when all its aircraft were removed from United's flying operations in early June 2023. However, on January 3, 2025, American delivered notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement effective April 3,

2025, at which time all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
For additional information, please refer to Note 3, Capacity Purchase Agreements with United and American, and Note 14, Subsequent Events in this Quarterly Report.
Contract Revenues
For both the three and six months ended June 30, 2024, approximately 100.0% of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement. For the three months ended June 30, 2023, approximately 55.0% and 44.8% of the Company's operating revenues were derived from operations associated with the American capacity purchase agreement and the United capacity purchase agreement, respectively. For the six months ended June 30, 2023, approximately 29.2% and 70.6% of the Company's operating revenues were derived from operations associated with the American capacity purchase agreement and the United capacity purchase agreement, respectively.
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
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement, subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds, a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. The American capacity purchase agreement also provides for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin is also eligible to receive bonus compensation, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria.
Prior to the termination of the United capacity purchase agreement in early June 2023, United made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments were then subsequently reconciled with United based on actual completed flight activity.

American makes provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments are subsequently reconciled with American based on actual completed flight activity. As of the date of this filing, payments through February 2025 have been reconciled. As of June 30, 2024, American owed Air Wisconsin $1,197, which is recorded in Receivables, net, in the condensed consolidated balance sheets.
Prior to the termination of the United capacity purchase agreement in early June 2023, Air Wisconsin was eligible to receive incentive payments, or was required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The incentives were defined in the agreement, and performance was measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculated the incentives achieved, or penalties payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. Since the United capacity purchase agreement had terminated in early June 2023, Air Wisconsin did not receive incentive payments or pay any penalties related to that agreement during the three or six months ended June 30, 2024. Air Wisconsin received net incentive payments of $216 and $1,243 from United during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, Air Wisconsin had no amounts recorded as part of Receivables, net, in the condensed consolidated balance sheets related to net incentive payments from United.
Air Wisconsin is eligible under the American capacity purchase agreement to receive bonus payments, and may be required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month or quarter, Air Wisconsin will calculate the bonus amounts achieved, or rebates payable, during that period and recognize revenue accordingly, subject to the variable constraint guidance under ASC 606. For the three and six months ended June 30, 2024, Air Wisconsin recorded $606 and $654, respectively, in net rebate amounts payable under the American capacity purchase agreement. Air Wisconsin was not eligible for bonus payments, nor required to pay rebates, during the three and six months ended June 30, 2023.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it continued to do so until the termination of the agreement in early June 2023. Since the United capacity purchase agreement had terminated in early June 2023, during the three and six months ended June 30, 2024, Air Wisconsin did not recognize any fixed revenues under the agreement that were previously deferred, compared to recognizing $3,682 and $11,601 of fixed revenues under the agreement that were previously deferred for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, there were no deferred fixed revenues related to the United capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin also recognized decreased non-refundable upfront fee revenues and increased fulfillment costs, both of which were amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods. Since the United capacity purchase agreement had terminated in early June 2023, during the three and six months ended June 30, 2024, Air Wisconsin recorded no revenue from upfront fees, and no fulfillment costs under the United capacity purchase agreement, compared to $410 and $1,335 in revenue from upfront fees that was previously deferred, and $44 and $143 of fulfillment costs under the agreement for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, there was no deferred non-refundable upfront fee revenue or fulfillment costs under the United capacity purchase agreement.
Under the American capacity purchase agreement, Air Wisconsin is entitled to receive from American a fixed daily amount for each aircraft covered under the agreement, which, during the three and six months ended June 30, 2024 and June 30, 2023, was subject to Air Wisconsin's ability to meet certain block hour utilization thresholds. Because the fixed daily amounts for each aircraft covered under the agreement are specifically related to the performance obligation completed during the period, they are recognized in contract revenues in the period in which the applicable flights are completed. During the three and six months ended June 30, 2024, Air Wisconsin recorded $21,526 and $42,117, respectively, of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the condensed consolidated statements of operations, compared to $11,943 and $13,364 of fixed daily revenues recorded under the agreement for the three and six months ended June 30, 2023.
Under the American capacity purchase agreement, Air Wisconsin is also entitled to be reimbursed for certain startup costs, such as livery changes to the aircraft, to prepare the aircraft for American flight services that it recognizes as non-refundable upfront fee revenue. Through June 30, 2024, Air Wisconsin had incurred $3,998 in reimbursable costs, and it estimates that it will incur an additional $1,002 in reimbursable costs over the term of the agreement. In accordance with GAAP, the Company recognizes revenue related to the total estimated non-refundable upfront fee revenue of $5,000 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2024, Air Wisconsin recognized $181 and $342 of non-refundable upfront fee revenues that were previously deferred compared to $115 and $126 for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, Air Wisconsin deferred $3,151, and $3,493, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement will adjust over the remaining contract term, based on the actual expenses incurred that will be reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of June 30, 2024 and December 31, 2023, deferred non-refundable upfront fee revenues in the amount of $774 and $662, respectively, were netted as part of short-term Contract liabilities, net, and $2,377 and $2,831, respectively, were recorded as part of Long-term contract liabilities, net in the condensed consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin will also receive a monthly support fee and is reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 ("Amendment No. 1" and "Amendment No. 3", respectively) provided for a one-time payment, as well as revised compensation rates, to assist Air Wisconsin with pilot compensation and retention. In accordance with GAAP, the Company recognizes revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2024, Air Wisconsin recognized $1,886 and $3,805, respectively, of revenue related to these amounts compared to $1,147 and $1,260, respectively, for the three and six months ended June 30, 2023. As of June 30, 2024 revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amounts of $818 were recorded in Long-term contract liabilities, net along with revenues related to the monthly support fee in the amounts of $295 in the condensed consolidated balance sheets. As of December 31, 2023 revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amount of $562 were netted as part of short-term Contract liabilities, net, and revenues related to the monthly support fee in the amount of $152 were recorded in Long-term contract liabilities, net in the condensed consolidated balance sheets. Air Wisconsin’s Contract liabilities, net and Long-term contract liabilities, net related to the one-time pilot compensation assistance payment, estimated monthly support fee and heavy maintenance revenue will adjust over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement.
Under the American capacity purchase, Air Wisconsin is eligible to receive a fixed daily amount for aircraft when flying scheduled by American does not meet minimum thresholds based on Air Wisconsin's crew availability. Since the start of flying under the American capacity purchase agreement in March 2023, in all periods prior to the three months ended June 30, 2024, American had met such minimum thresholds and thus no minimum payments were received. During the three months ended June 30, 2024, Air Wisconsin received $484 related to minimum crew availability and estimates that it will receive an additional $2,387 over the remaining term of the American capacity purchase agreement . In accordance with GAAP, the Company recognizes revenue related to the total minimum crew availability revenue of $2,871 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2024, Air Wisconsin recognized $82 of minimum crew availability revenues compared to $0 for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, Air Wisconsin deferred $401 and $0, respectively, in minimum crew availability revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the minimum crew availability revenues under the

American capacity purchase agreement will adjust over the remaining contract term, based on the actual revenues that will be received and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of June 30, 2024 and December 31, 2023, deferred minimum crew availability revenues in the amount $401 and $0, respectively, were recorded as part of Long-term contract liabilities, net in the condensed consolidated balance sheets.
As part of an October 2020 amendment to the United capacity purchase agreement (“United Amendment”), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. In October 2021, in accordance with the United Amendment, Air Wisconsin received $294 for the opening of a crew base, of which $73 was deferred as of December 31, 2021, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. Due to the termination of the United capacity purchase agreement in early June 2023, for the three and six months ended June 30, 2024, Air Wisconsin did not record any revenue related to these items compared to $199 and $649 that was previously deferred for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, there were no deferred revenues under the United capacity purchase agreement related to these items in the condensed consolidated balance sheets.
The timing of the recognition under the American capacity purchase agreement of non-refundable upfront fee revenue, fulfillment costs, monthly support fee revenues, heavy check maintenance revenues, one-time support fee revenues and minimum crew availability revenues in future periods is subject to considerable uncertainty due to a number of factors, including the estimated revenue amounts to be received and the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement.
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
As of June 30, 2024 and December 31, 2023, the Company had a Receivables, net balance of $3,465 and $5,592, respectively. The table below sets forth the major categories that make up the balances:

	June 30, 2024	December 31, 2023
Trade receivables	$1,197	$1,187
Insurance and warranty claim receivables	941	1,506
State tax receivables	709	1,024
Other industry related receivables	623	1,883
Allowance for expected credit losses	(5)	(8)
Receivables, net	$3,465	$5,592
Other industry related receivables include employee receivables related to such items as uniforms and relocation expenses, transactions with our unions, and credits from vendors. The balance of trade receivables was $1,612 as of December 31, 2022 and $2,575 as of June 30, 2023.
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
The Company historically maintained, and continues to maintain, an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $5 and $8 as of June 30, 2024 and December 31, 2023, respectively. The Company will continue to monitor its financial instruments for expected credit losses.
Marketable Securities and Long-term Restricted Investments (SESP)
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities and Long-term restricted investments (SESP) in the condensed consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the three and six months ended June 30, 2024 included in the condensed consolidated statements of operations. For additional information, please refer to Note 1, Fair Value of Financial Instruments, in this Quarterly Report.
As of June 30, 2024 and December 31, 2023, the fair value of Marketable securities and Long-term restricted investments (SESP) was $97,880 and $95,941, respectively.
The calculation of net unrealized gains and losses that relate to Marketable securities and Long-term restricted investments (SESP) held as of June 30, 2024 is as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net gains recognized during the period on equity securities	$523	$902
Plus: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the period on equity securities held as of the end of the period	$523	$902
The calculation of net unrealized gains and losses that related to Marketable securities held as of June 30, 2023 is as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net (losses) gains recognized during the period on equity securities held as of the end of the period	$(795)	$945
Less: Net losses recognized during the period on equity securities sold during the period	(82)	(82)
Unrealized (losses) gains recognized during the period on equity securities	$(713)	$1,027
Long-term restricted investments (SESP) reflects the assets held in the supplemental executive savings plan (the “SESP”). The value of assets and liabilities associated with the SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three and six months ended June 30, 2023. For additional information, please refer to Note 1, Supplemental Executive Savings Plan ("SESP"), in this Quarterly Report.
Spare Parts and Supplies
Spare parts and supplies include an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provides for an allowance for obsolescence after considering a number of factors, including the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance is based on management estimates and is subject to change. Expendable parts are charged to expense at average cost when used. Expendable parts that are repairable are returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies are stated at average cost. The inventory allowance was $17,135 and $17,146 as of June 30, 2024 and December 31, 2023, respectively.
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
Air Wisconsin incurred certain contract costs ("fulfillment costs") prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred as of June 30, 2024 and December 31, 2023 were $774. The fulfillment costs incurred are included in Prepaid expenses and other in the Cash Flows from Operating Activities section in our condensed consolidated statements of cash flows. These costs will be amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs expected to be amortized over the next one-year period are included in Contract costs in the condensed consolidated balance sheets while those contract costs expected to be amortized in periods beyond one-year are included in Long-term contract costs in the condensed consolidated balance sheets.
For the three and six months ended June 30, 2024 Air Wisconsin recorded $28 and $55, respectively, of amortization expense related to fulfillment costs compared to $19 and $21, respectively, for the three and six months ended June 30, 2023. The amortization of fulfillment costs is included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section in the condensed consolidated statements of cash flows. As of June 30, 2024, Contract costs and Long-term contract costs were $118 and $516, respectively, in the condensed consolidated balance sheets and incurred under the American capacity purchase agreement. As of December 31, 2023, Contract costs and Long-term contract costs were $111 and $578, respectively, in the condensed consolidated balance sheets and incurred under the American capacity purchase agreement.
Contract Assets and Liabilities
Contract assets arise from revenue earned for services provided that were not yet billable to United or American as of the respective dates of the condensed consolidated balance sheets. Contract liabilities arise from payments received in advance of services provided.
Contract assets and liabilities expected to be settled within the next one-year period are netted in the condensed consolidated balance sheets and included either in Contract assets, net or Contract liabilities, net. Contract assets and liabilities expected to be settled more than a year in the future are netted and included either in Long-term contract assets, net or Long-term contract liabilities, net in the condensed consolidated balance sheets. As of June 30, 2024, the Company recorded Contract liabilities, net of $774 and Long-term contract liabilities, net of $3,891 related to the American capacity purchase agreement. As of December 31, 2023, the Company recorded Contract liabilities, net of $100 and Long-term contract liabilities, net of $2,984 related to the American capacity purchase agreement.
The table below sets forth the opening and closing balances of both current and non-current contract liabilities.

	Current	Non-current
Balance as of December 31, 2022(1)	$13,586	$—
Amounts received, excluding amounts recognized as revenue	(173)	2,840
Revenues recognized included in opening contract balance(2)	(13,586)	—
Balance as of June 30, 2023	$(173)	$2,840

Balance as of December 31, 2023	$100	$2,984
Amounts received, excluding amounts recognized as revenue	1,380	543
Revenues recognized included in opening contract balance	(342)	—
Reclassification between current and non-current	(364)	364
Balance as of June 30, 2024	$774	$3,891
(1)Includes $11,601 classified on the balance sheet in Current Liabilities as Deferred revenues.
(2)Includes $11,601 classified on the balance sheet in Current Liabilities as Deferred revenues as of December 31, 2022.
Property and Equipment
The table below sets forth the original cost of the Company’s property and equipment and accumulated depreciation or amortization as of the dates presented. The table excludes construction in process of $4,024 and $3,983 for the periods ended June 30, 2024 and December 31, 2023, respectively. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.

	June 30, 2024		December 31, 2023
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$66,390	$51,653	$67,459	$48,011
Spare engines	160,694	128,644	160,694	119,575
Rotable parts	29,610	18,843	28,335	18,512
Ground equipment	2,912	2,384	2,912	2,277
Office equipment	4,773	4,497	4,757	4,391
Leasehold improvements	1,123	826	1,123	691
Total	$265,502	$206,847	$265,280	$193,457
As of June 30, 2024, Air Wisconsin owned 63 CRJ-200 regional jets. The Company operates its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance is expensed when incurred. However, the Company uses the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled major maintenance activity. Lotus’ engine maintenance costs are expensed.
Depreciation expense during the three and six months ended June 30, 2024 was $6,198 and $12,525, respectively, compared to $6,307 and $12,562 for the three and six ended June 30, 2023, respectively, and is included in Depreciation, amortization and obsolescence in the condensed consolidated statements of operations. Gains from the disposals of fixed assets for the three and six months ended June 30, 2024 were $512 and $516, respectively, compared to a loss on disposals of fixed assets of $117 and $208 for the three and six months ended June 30, 2023, respectively, and are included in Purchased services and other in the condensed consolidated statements of operations.
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
The Company determined that the same indicators of impairment that existed during the twelve months ended December 31, 2023 continued to exist with respect to its long-lived assets during the three and six months ended June 30, 2024, requiring the Company to perform a quantitative test for impairment. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment continued to be applicable due to the operating losses over the three and six months ended June 30, 2024, combined with lower usage rates for the aircraft as a result of the pilot shortage, resulting in lower block hours and lower cash flows generated by the long-lived assets, continuing the trends which existed as of December 31, 2023. Based on an analysis of the fair market value of its assets, the Company determined that an impairment charge was not required as of June 30, 2024.
The Company further concluded that its indefinite lived intangible assets continue to be indefinite lived intangible assets as of June 30, 2024 and that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of June 30, 2024 with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of June 30, 2024. As a result, the Company determined that the indefinite-lived intangible assets were not impaired.
Supplemental Executive Savings Plan ("SESP")
The Company maintains the SESP for the benefit of certain executives. The SESP offers deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. At the end of each year, the Company accrues a long-term deferred compensation liability for contributions earned during that year that are contributed to the SESP in January of the successive year. Assets acquired within the plan are recorded as Long-term restricted investments (SESP) and an offsetting liability is recorded as Long-term deferred compensation (SESP) in the condensed consolidated balance sheets. Any increases or decreases in plan assets due to changes in market value are recorded as a Gain on Marketable securities and Long-term restricted investments (SESP), with an offsetting entry made to Payroll and related costs in the condensed consolidated statements of operations. This results in no impact on net loss before taxes. The values of Long-term restricted investments (SESP) and Long-term deferred compensation (SESP) liability associated with the SESP are adjusted quarterly to reflect the changes in market value.
In January 2024, the Company made a contribution to the SESP in the amount of $22 compared to a contribution of $27 in January 2023. For the three and six months ended June 30, 2024, the Company recorded $74 and $334, respectively, in Gain (loss) on marketable securities and long-term restricted investments (SESP) and $7 and $12, respectively, of interest and dividend income, with an offsetting entry made to Payroll and related costs. As of June 30, 2024 and December 31, 2023, Long-term restricted investments (SESP) were $3,559 and $3,194, respectively, and Long-term deferred compensation (SESP) were $3,559 and $3,216, respectively, in the condensed consolidated balance sheets. The value of assets and liabilities associated with the SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three and six months ended June 30, 2023.
Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the condensed consolidated balance sheets. Other assets is made up of the items presented in the table below.

	June 30, 2024	December 31, 2023
Expected state tax refunds from 2021 and 2022 amended returns	$231	$231
Expected federal refunds from 2021 and 2022 income tax returns	6,786	6,786
Workers compensation loss fund	1,019	945
Long-term deposits	89	89
Other assets	$8,125	$8,051
For additional information with respect to the refunds expected for the amended 2021 and 2022 income tax returns, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements in the notes to the audited consolidated financial statements in the 2023 Annual Report.
Interest and Dividend Income
The Company records investment income earned on its cash equivalents, marketable securities, and Long-term restricted investments (SESP) consisting primarily of interest and dividends, in Interest and dividend income in the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, interest income amounted to $94 and $184, respectively, while dividend income amounted to $811 and $1,476, respectively. For the three and six months ended June 30, 2023, interest income amounted to $2 and $65, respectively, while dividend income amounted to $1,188 and $2,275, respectively.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2020. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2019. As of June 30, 2024, the Company had no outstanding tax examinations.

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
Significant customers are those which represent more than 10% of the Company’s Total Operating Revenues or Receivables, net balance at each respective balance sheet date. Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner once all aircraft were removed from United’s flying operations in early June 2023, at which point substantially all of the Company’s revenues were derived from the American capacity purchase agreement. Prior to April 2023 substantially all of the Company's revenues were derived from the United capacity purchase agreement.
Neither American's nor, previously, United’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement are or were collateralized.
For additional information, please refer to Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, long-lived assets, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and other factors it believes to be reasonable, including an assessment of current and anticipated future macroeconomic conditions, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates, which may result in material effects on the Company’s financial condition, results of operations and liquidity. To the extent there are differences between these estimates and actual results, the Company’s consolidated financial statements may be materially impacted.
Fair Value of Financial Instruments
The Company’s financial instruments include Cash and cash equivalents, Restricted cash, Marketable securities, Long-term restricted investments (SESP), Receivables, net, Long-term investments, Accounts payable, and Long-term promissory note. The Company believes the carrying amounts of these financial instruments, with the exception of marketable securities and Long-term restricted investments (SESP), are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of the Long-term promissory note, because the Company also holds the promissory note evidencing such obligation, which is reflected in Long-term investments on the condensed consolidated balance sheets. Marketable securities and Long-term restricted investments (SESP) are reported at fair value based on quoted market prices. Long-term investments are held-to-maturity debt securities and are reported at amortized cost. For additional information regarding the Long-term promissory note and Long-term investments, please refer to Note 5, Debt, in this Quarterly Report.
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
The tables below set forth the Company’s classification of marketable securities and long-term investments as of the dates presented:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$85,216	$85,216	$—	$—
Marketable securities – mutual funds	9,105	9,105	—	—
Long-term investments – bonds (see Note 5)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,559	3,559	—	—
Total	$102,155	$97,880	$4,275	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$83,826	$83,826	$—	$—
Marketable securities – mutual funds	8,921	8,921	—	—
Long-term investments – bonds (see Note 5)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,194	3,194	—	—
Total	$100,216	$95,941	$4,275	$—
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
In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related disclosures, including estimates of greenhouse gas emissions, in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify effects of severe weather events and other natural conditions in notes to their audited financial statements. On April 4, 2024, the SEC paused the implementation of the final rules pending judicial review and as of the date of this Quarterly Report the judicial review is still in process. Assuming the implementation timelines for the rules remain the same, the Company would begin to adopt the rules for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of the new rules on its financial statements and disclosures.

2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances as well as its ability to generate cash flows from operations in the future in amounts sufficient to meet its obligations and repay its liabilities arising from normal business operations when they come due. However, it is unlikely that the Company will be able to replace all or even a significant part of the revenues that were lost upon termination of the American capacity purchase agreement or to generate sufficient cash flows from operations in connection with the implementation of new business strategies, or that additional funds will be available, to meet its future liquidity needs. Notwithstanding the termination of the American capacity purchase agreement, the Company currently believes its cash, cash equivalents and marketable securities balances, as well as its anticipated cash flows from operations, will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
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
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when the last remaining aircraft covered by the United capacity purchase agreement were removed from United’s flying operations in early June 2023. In February 2023 and November 2023, American and Air Wisconsin entered into Amendment No. 1 and Amendment No. 3, respectively, to the American capacity purchase agreement which, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. In November 2024, American and Air Wisconsin entered into Amendment No. 4 which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin receives payment, and (v) provided for certain incentive payments made by American to Air Wisconsin. The foregoing descriptions of Amendment No. 1, Amendment No. 3, and Amendment No. 4 do not purport to be complete and are qualified in their entirety by reference to Amendment No. 1, a redacted copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, Amendment No. 3, a redacted copy of which was filed as an exhibit to the 2023 Annual Report, and Amendment No. 4, a redacted copy of which was filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 5, 2024. For additional information, please refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues, in this Quarterly Report.
On April 3, 2025. the American capacity purchase agreement terminated, and all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
4. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2024 was 3.0% and 2.7%, respectively. The rates varied from the federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature, partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the periods, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rates for the periods were significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the periods, which impacts the effective tax rate and deferred tax benefit recognized during the periods.
The Company’s effective tax rate for the three and six months ended June 30, 2023 was 14.7% and 16.2%, respectively. The rates varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, recording a partial valuation allowance on federal and state deferred tax assets that are ordinary in nature, and changes in the valuation allowances on federal and state deferred tax assets that are capital in nature.
5. Debt
Aircraft Notes
In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender, which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (“Aircraft Notes”) and the principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full. In December 2023, Air Wisconsin prepaid at a discount the entire outstanding principal balance of the Aircraft Notes together with all accrued interest. As a result of the prepayment, as of June 30, 2024 and December 31, 2023, Air Wisconsin no longer had any debt outstanding or debt service obligations, the liens and security interests securing the Aircraft Notes were released, and it ceased being subject to the restrictive covenants contained in the credit agreements.
For additional information, please refer to Note 7, Debt, in the notes to the audited consolidated financial statements in the 2023 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as Long-term investments in the condensed consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $2,199 and $2,315 as of June 30, 2024 and December 31, 2023, respectively.
6. Lease Obligations
The Company reviewed all contracts and service agreements in effect during the three months ended June 30, 2024 for criteria meeting the definition of a lease within the frameworks of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company has elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identifies the separate lease and non-lease components within the contract. If the Company can benefit from the underlying asset individually or in conjunction with other readily available goods and resources and the asset is not highly dependent upon nor highly interrelated with another underlying asset in the contract, the Company considers the underlying asset to be a separate lease component. In those instances where the Company identifies a separate lease and non-lease component, consideration in the contract is allocated to the components based on their standalone selling prices. If standalone selling prices are not available, the Company estimates those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in Operating lease right-of-use assets, Current portion of operating lease liability, and Long-term operating lease liability in the condensed consolidated balance sheets. The creation of a right-of-use asset on the balance sheet is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 2 months to 9.5 years. For leases of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. The variable amounts are paid as invoiced according to the terms of the lease. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
As of June 30, 2024, the Company’s Operating lease right-of-use assets were $8,178, the Company’s Current portion of operating lease liabilities was $3,888, and the Company’s Long-term operating lease liabilities were $2,104. During the six months ended June 30, 2024, the Company paid $2,803, in operating lease payments, which are reflected as a reduction to operating cash flows. For additional information, please refer to Note 11, Supplemental Cash Flow Information, in this Quarterly Report.
The table below presents operating lease related terms and incremental borrowing rates as of:

June 30, 2024
Weighted-average remaining lease term	2.4 years
Weighted-average incremental borrowing rate	7.23%
Components of lease costs were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$1,448	$1,489	$2,908	$2,958
Short-term lease costs	74	61	163	126
Variable lease costs	158	(76)	305	(16)
Total Lease Costs	$1,680	$1,474	$3,376	$3,068
As of June 30, 2024, Air Wisconsin leased or subleased certain training simulators and facilities for terms greater than 12 months. Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of Air Wisconsin's leases also provides that Air Wisconsin reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,680 and $3,376 for the three and six months ended June 30, 2024, respectively, compared to $1,474 and $3,068 for the three and six months ended June 30, 2023, respectively.

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of June 30, 2024:

Fiscal Year	Amount
July 2024 through December 31, 2024	$2,649
2025	2,766
2026	374
2027	220
2028	148
Thereafter	317
Total lease payments	6,474
Less imputed interest	482
Total Lease Liabilities	$5,992
7. Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of June 30, 2024, the Company believes that it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss is considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised, legal proceedings may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
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
Standby Letters of Credit
As of June 30, 2024, Air Wisconsin had five outstanding letters of credit in the aggregate amount of $303 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of June 30, 2024, Air Wisconsin maintained a credit facility with a borrowing capacity of $382 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
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
The Accounting Standards Update No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326") requires assessment of the net investment in the lease as of the commencement date. Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the initial net investment in the lease to be $2,132. The Company monitors publicly available information regarding the credit worthiness of the non-U.S. governmental agency in custody of the aircraft and the aircraft serves as collateral for the sales-type lease. Management determined that a credit loss reserve of $229 was appropriate under ASC 326 as of December 31, 2023. As of June 30, 2024 the net investment in the lease was $2,062 and management determined that a credit loss reserve of $370 was appropriate, bringing the net sales lease receivable to $1,692. The increase in the credit loss reserve for the three and six months ended June 30, 2024 of $145 and $141, respectively, reflects changes in the publicly available creditworthiness of the non-U.S. governmental agency in custody of the aircraft. As of June 30, 2024 and December 31, 2023, the net investment in the lease, net of the credit loss reserves, are labeled as Sales lease receivable, net in the condensed consolidated balance sheets as $448 and $753, respectively, which reflects the amount expected to be received over the next one-year period, and $1,244 and $1,171, respectively, for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the remaining term of the sales-type lease. For the three and six months ended June 30, 2024, the Company recorded $76 and $133 of interest income, respectively, from the sales-type lease which is recorded in Interest and dividend Income in the condensed consolidated statements of operations.

Undiscounted cash flows expected over the term of the sales-type lease as of June 30, 2024 are as follows:

Fiscal year	Amount
2024	$387
2025	773
2026	1,265
Total expected cash flows	2,425
Interest income	(363)
Total sales lease receivable	2,062
Less credit loss reserve	370
Total sales lease receivable, net	$1,692

Air Wisconsin does not currently have any other assets in which it is the lessor. However, Air Wisconsin may enter into similar transactions in the future.
9. Related-Party Transactions
Resource Holdings Associates (“Resource Holdings”) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $120 to Resource Holdings for each of the three and six months ended June 30, 2024 and June 30, 2023, respectively, plus the reimbursement of certain out-of-pocket expenses. In June 2021, the board of directors agreed to require Harbor to pay Resource Holdings an annual fee of $150, payable monthly, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $75 to Resource Holdings for each of the three and six months ended June 30, 2024 and June 30, 2023, respectively, plus the reimbursement of certain out-of-pocket expenses.
In January 2020, the Company completed an acquisition from Southshore of regional jets and engines, in exchange for the issuance of 4,000,000 shares of Series C Preferred Stock. On June 28, 2024, Southshore converted its Series C Preferred Stock to 16,500,000 shares of the Company's common stock. For additional information, please refer to Note 10, Earning Per Share and Equity, in this Quarterly Report.
10. Earnings Per Share and Equity
Calculations of net loss per share of common stock were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(7,851)	$(11,988)	$(17,418)	$(16,903)
Preferred stock dividends	519	305	985	557
Net loss applicable to common stockholders	$(8,370)	$(12,293)	$(18,403)	$(17,460)
Weighted average common shares outstanding
Shares used in calculating basic loss per share	42,817,146	44,276,627	42,852,742	44,626,344
Series C Preferred	—	—	—	—
Shares used in calculating diluted loss per share	42,817,146	44,276,627	42,852,742	44,626,344
Loss allocated to common stockholders per common share
Basic	$(0.20)	$(0.28)	$(0.43)	$(0.39)
Diluted	$(0.20)	$(0.28)	$(0.43)	$(0.39)
Basic loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares outstanding assuming the conversion of the Series C Convertible Redeemable Preferred Stock (the "Series C Preferred"), during the period of time it was outstanding, into an aggregate of 16,500,000 shares of common stock under the if-converted method. Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion is not assumed for purposes of computing diluted loss per share if the effect would be anti-dilutive (as was the case for all periods presented).
Series C Convertible Redeemable Preferred Stock
In January 2020, Harbor issued 4,000,000 shares of the Series C Preferred to Southshore in connection with the acquisition of regional jets and engines. The rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”), which Harbor filed with the Secretary of State of the State of Delaware.
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
On June 28, 2024, the board of directors declared aggregate dividends in the amount of $519 on the Series C Preferred, which was paid on June 28, 2024.
On June 28, 2024, certain shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all remaining shares of Series C Preferred were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred remain outstanding.
Harbor accounted for its Series C Preferred in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the condensed consolidated balance sheets as of December 31, 2023, the period of time presented for which it was still outstanding.

11. Supplemental Cash Flow Information
The following information is provided in support of the Company's condensed consolidated statements of cash flows. Cash payments for interest for the six months ended June 30, 2024 and June 30, 2023 were $3 and $1,112, respectively. Net cash income tax refunds and net tax payments for income taxes for the six months ended June 30, 2024 and June 30, 2023 were $314 and $46, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $2,803 and $2,832 for the six months ended June 30, 2024 and June 30, 2023, respectively.
The following table provides a schedule of the non-cash activities pertaining to the statements of cash flows for the six months ended:

	June 30, 2024	June 30, 2023
Operating activities
Gain on Long-term restricted investments (SESP)	$334	$—
Long-term deferred compensation (SESP)	343	—
Investing activities
Acquisition of property and equipment	266	567
Right of use assets acquired under operating leases	$608	$319
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of those same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$8,077	$20,776
Restricted cash	850	755
Total cash, cash equivalents, and restricted cash	$8,927	$21,531
12. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	June 30, 2024	December 31, 2023
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
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
In January 2023, a federal corporate stock repurchase excise tax of 1% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $19 and $45 during the six months ended June 30, 2024 and as of December 31, 2023, respectively, which is included in the cost of Treasury stock in the condensed consolidated statements of stockholders’ equity. Harbor acquired a total of 545,092 and 1,017,560 shares of its common stock pursuant to the stock repurchase program for the three and six months ended June 30, 2024, respectively, compared to 919,950 and 1,389,701 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, total cash of $468 is held for the repurchase of shares under Harbor’s stock repurchase program which is reflected as restricted cash in the condensed consolidated financial statements.
14. Subsequent Events
The Company evaluated its condensed consolidated financial statements for the six months ended June 30, 2024 for subsequent events through April 11, 2025, the date the condensed consolidated financial statements were issued. The following subsequent events are noted:
•In the fourth quarter of 2024, with the exception of two states requiring the processing of the amended federal return before the filing of the state amended return, the Company filed all relevant amended federal and state income tax returns for 2021 and 2022 in respect of the United Arbitration decision. The Company has since received the requested refund from the 2021 amended federal income tax return and some refunds from state tax authorities.
•On November 27, 2024, American and Air Wisconsin entered into Amendment No. 4 to the American capacity purchase agreement ("Amendment No. 4"), which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin receives payment, and (v) provided for certain incentive payments made by American to Air Wisconsin. A redacted copy of Amendment No. 4 was filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 5, 2024.
•On January 10, 2025, following American's delivery on January 3, 2025, of notice of the termination of the American capacity purchase agreement, Air Wisconsin announced a strategic realignment of its business strategies; as part of that realignment, Air Wisconsin began exploring various business opportunities, including (i) expanding its charter operations; (ii) focusing on Essential Air Service Program (“EAS”) markets, and (iii) transitioning its relationship with American to a codeshare and interline relationship. In light of recent uncertainty within the airline industry, Air Wisconsin is continuing to evaluate the viability of these and other revenue-generating opportunities.
•On March 14, 2025, Air Wisconsin notified approximately 240 employees, consisting of 123 management employees, 100 pilots, and 13 dispatchers, that they would be furloughed or terminated effective March 31, 2025, or within a short period of time thereafter.
•On April 3, 2025, the American capacity purchase agreement terminated, and all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
•On April 10, 2025, Air Wisconsin notified its management employees that it intends to initiate another reduction in force effective June 9, 2025, or within a short period of time thereafter. Additionally, Air Wisconsin notified its pilots, flight attendants, mechanics, and dispatchers that additional furloughs would be necessary and would be made pursuant to each group's collective bargaining agreement. These reductions are expected to affect approximately 400 employees in total; however, Air Wisconsin may reduce the number of impacted employees to address operational needs. For additional information, please refer to Part II, Item 5, Other Information in this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements (the "condensed consolidated financial statements") and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). While certain of the following disclosures in this section are intended to capture the conditions existing as of and during the three and six months ended June 30, 2024, this discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
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
Business Overview and Recent Developments
Regional Airline Industry
Our primary business strategy has historically consisted of providing regional airline services using regional jets to provide short and medium-haul scheduled flights that connect smaller communities with larger cities and act as “feeders” for domestic and international airline hubs. As of June 30, 2024, Air Wisconsin owned a fleet of 63 CRJ-200 regional jets, all of which were manufactured by Bombardier, Inc. (“Bombardier”).
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner in early June 2023 when all of Air Wisconsin’s aircraft were removed from the capacity purchase agreement that Air Wisconsin had entered into with United Airlines, Inc. ("United") in February 2017 (the "United capacity purchase agreement"). As of June 30, 2024, Air Wisconsin had 45 aircraft in service for American.

Under the American capacity purchase agreement, Air Wisconsin provides regional airline services for American primarily based at Chicago O'Hare International Airport. Air Wisconsin's flights are marketed by American as American Eagle.
Air Wisconsin is entitled to receive a fixed daily amount for each aircraft covered under the agreement (which, during the three and six months ended June 30, 2024, was subject to Air Wisconsin's ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Air Wisconsin is eligible to receive bonus compensation, and may be required to pay rebates, upon its achievement of, or failure to achieve, certain pre-established performance criteria.
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
On January 3, 2025, in accordance with Amendment No. 4, American delivered to Air Wisconsin notice of termination of the American capacity purchase agreement, effective April 3, 2025. On that date, all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
For additional information, please refer to Note 1, Summary of Significant Accounting Policies --Contract Revenues, Note 3, Capacity Purchase Agreements with United and American, and Note 14, Subsequent Events, in this Quarterly Report.
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

Federal and State Tax Refunds
We also determined that, as a result of the United Arbitration Award, we would amend our 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to the Disputed Amounts. As a result, we have recorded federal and state tax assets of approximately $7.4 million in the aggregate related to the amendment of the 2021 and 2022 federal and state income tax returns. The decrease in revenues and interest income also resulted in federal and state net operating losses as of December 31, 2022 and December 31, 2023. While we established valuation allowances against our deferred tax assets during the years ended December 31, 2022 and December 31, 2023 and continuing during the three and six months ended June 30, 2024, the federal and state net operating losses are available to reduce future taxable income. For additional information, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements included in the 2023 Annual Report, and Note 14, Subsequent Events, in this Quarterly Report.
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
In response to the termination of the American capacity purchase agreement, Air Wisconsin is engaged in an active review of its staffing, recruiting, and retention efforts. In January 2025, Air Wisconsin notified each of its employees that it may need to implement a workforce reduction plan to re-balance its workforce to better align with the evolving needs of its business, and on March 14, 2025, Air Wisconsin notified certain of its employees that they would be furloughed or terminated. In light of recent uncertainty within the airline industry, on April 10, 2025, Air Wisconsin notified its remaining workforce of additional reductions. If Air Wisconsin is unable to successfully identify and implement additional revenue generating activities, it may not be able to retain a sufficient number of personnel to continue operations. Conversely, if Air Wisconsin is able to successfully identity and implement new revenue generating activities, it may not be able to scale its workforce to sufficient levels to support any such activities. These actions and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain business plans or otherwise interfere with our ability to operate effectively, each of which could have an adverse impact on our business, operating results and financial condition.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and June 30, 2023
We had an operating loss of $9.5 million for the three months ended June 30, 2024, compared to an operating loss of $14.5 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, we had a net loss of $7.9 million compared to a net loss of $12.0 million for the three months ended June 30, 2023.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	200,040	230,382	(30,342)	(13.2%)
Actual Block Hours	19,993	22,070	(2,077)	(9.4%)
Actual Departures	14,524	15,643	(1,119)	(7.2%)
Revenue Passenger Miles ("RPMs") (in thousands)	169,339	195,326	(25,987)	(13.3%)
Average Stage Length (in miles)	281	298	(17)	(5.7%)
Contract Revenue Per Available Seat Mile (in cents)	23.56 ¢	21.19 ¢	2.37 ¢	11.2%
Passengers	590,950	643,845	(52,895)	(8.2%)
The decrease in ASMs, block hours, departures, RPMs and passengers, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily due to the industry-wide pilot shortage, particularly in our captain position, which resulted in a significantly lower number of flights. The decrease in average stage length is the result of American scheduling Air Wisconsin's aircraft on shorter routes during the three months ended June 30, 2024, as compared to the routes primarily scheduled by United, and to a lesser extent American, during the three months ended June 30, 2023. During the three months ended June 30, 2024, the increase in contract revenue per available seat mile is a result of contract revenues on a per-departure basis being spread over shorter stage lengths, combined with higher contract revenue rates under the American capacity purchase agreement, when compared to contract revenues on a per-departure basis being spread over relatively longer stage lengths and lower contract revenue rates under the United capacity purchase agreement during the three months ended June 30, 2023.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Operating Revenues (in thousands):
Contract Revenues	$47,137	$48,809	$(1,672)	(3.4%)
Contract Services and Other	2	102	(100)	(98.0)%
Total Operating Revenues	$47,139	$48,911	$(1,772)	(3.6%)
Total operating revenues decreased $1.8 million, or 3.6%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a decrease in block hours and departures as a result of the industry-wide pilot shortage. In addition, certain contract revenues are recognized in proportion to flights flown during the period over total flights expected to be flown during the expected contract term of the American capacity purchase agreement. When there is an expectation that total flights in the future will increase relative to current levels, it can cause a portion of these contract revenues to be deferred into future periods, contributing to the overall decrease in current period contract revenues. For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Contract Revenues, in this Quarterly Report.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$30,209	$29,953	$256	0.9%
Aircraft Fuel and Oil	80	221	(141)	(63.8%)
Aircraft Maintenance, Materials and Repairs	15,196	17,869	(2,673)	(15.0%)
Other Rents	1,680	1,474	206	14.0%
Depreciation, Amortization and Obsolescence	6,236	6,370	(134)	(2.1%)
Purchased Services and Other	3,257	7,532	(4,275)	(56.8%)
Total Operating Expenses	$56,658	$63,419	$(6,761)	(10.7%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $0.3 million, or 0.9%, to $30.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by increases in mechanic wages of $0.4 million, employee benefits of $0.4 million, and management wages of $0.4 million, a one-time bonus for dispatch employees, and the increase in the market value of our Long-term restricted investments (SESP) that reflect the assets held in the supplemental executive savings plan ("SESP"). These increases were partially offset by decreases of $0.5 million in pilot wages and personnel expenses of $0.4 million as a result of lower block hours and departures.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American and United capacity purchase agreements during the three months ended June 30, 2024 and June 30, 2023, were directly paid to suppliers by American and United. These costs decreased approximately $0.1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of transition costs incurred in the first six months of 2023 to prepare aircraft to commence flight services under the American capacity purchase agreement, where the same such costs were not necessary during the first six months of 2024. We are responsible for the cost of aircraft oil under the American capacity purchase agreement and were responsible for these costs under the United capacity purchase agreement, although this expense is not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $2.7 million, or 15.0%, to $15.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily as a result of reduced flying levels relative to the prior period and a decrease for maintenance associated with the American transition in 2023 related to painting aircraft. The decrease was primarily driven by decreases in airframe repairs of $3.5 million and rotable scraps of $0.6 million, offset by increases in airframe materials used of $0.8 million and engine repairs of $0.5 million.
Other Rents. Other rents increased $0.2 million, or 14.0%, to $1.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of an increase in flight simulator rent of $0.2 million due to rent abatement during the three month period in 2023.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.1 million, or 2.1%, to $6.2 million from $6.4 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. The change was primarily attributable to slightly lower depreciation expense on flight equipment of $0.1 million.
Purchased Services and Other. Purchased services and other expense decreased $4.3 million, or 56.8%, to $3.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease in legal expenses of $3.8 million incurred in connection with the United arbitration, which concluded during the first quarter of 2024, a decrease of $0.2 million in insurance as a result of lower flying, and a gain on the sale of fixed assets of $0.6 million. These decreases in expenses were partially offset by an increase in professional and technical fees of $0.4 million.
Other Income (Expense)
Interest and Dividend Income. Interest and dividend income decreased $0.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease in cash and marketable securities as a result of our prepayment of Air Wisconsin's outstanding third-party secured aircraft debt in December 2023. For additional information, please refer to Note 6, Debt, in this Quarterly Report.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Gain (Loss) on Marketable Securities and Long-Term Restricted Investments (SESP). Gain on marketable securities and Long-term restricted investments (SESP) increased $1.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in the value of marketable securities. The overall increase was partially due to an increase of $0.1 million in the market value of Long-term restricted investments (SESP), which reflect the assets held in the SESP. The SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three months ended June 30, 2023. For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Supplemental Executive Savings Plan ("SESP"), in this Quarterly Report.
Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Net Loss
Net loss for the three months ended June 30, 2024 was $7.9 million, or $0.20 per basic and diluted share, compared to net loss of $12.0 million, or $0.28 per basic and diluted share, for the three months ended June 30, 2023. For additional information, please refer to Note 10, Earnings Per Share and Equity, in this Quarterly Report.
The decrease in the net loss of $4.1 million for the three months ended June 30, 2024, compared to the net loss for the three months ended June 30, 2023, was primarily driven by lower operating expenses of $2.7 million related to aircraft maintenance due to the industry-wide pilot shortage, which resulted in a significantly lower number of flights and the need for a lower number of aircraft and increased maintenance associated with painting aircraft in 2023 for the American transition. The decrease in purchased services and other of $4.3 million for the same comparable period was primarily the result of legal fees due to the end of the United arbitration in 2023. The reduction in operating expenses for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 was partially offset by a reduction in operating revenues of $1.8 million for the same comparable period, resulting in an overall reduced loss from operations of $9.5 million for the three months ended June 30, 2024 compared to a net operating loss of $14.5 million for the three months ended June 30, 2023. The gain on marketable securities and Long-term restricted investments (SESP) increased by $1.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. An increased valuation allowance on deferred tax assets was in part responsible for the decreased tax benefit of $1.8 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.
Income Tax Benefit
For the three months ended June 30, 2024, our effective tax rate was 3.0%, compared to 14.7% for the three months ended June 30, 2023. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax benefit of $0.2 million and $2.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively.
The income tax benefit for the three months ended June 30, 2024 resulted in an effective tax rate of 3.0%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.
The income tax benefit for the three months ended June 30, 2023 resulted in an effective tax rate of 14.7%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, an increase in valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, and an increase in the valuation allowances on deferred tax assets that are capital in nature.
Comparison of the Six months ended June 30, 2024 and June 30, 2023
We had an operating loss of $20.5 million for the six months ended June 30, 2024, compared to an operating loss of $23.5 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 we had a net loss of $17.4 million compared to a net loss of $16.9 million for the six months ended June 30, 2023.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	376,056	481,336	(105,280)	(21.9%)
Actual Block Hours	37,750	45,147	(7,397)	(16.4%)
Actual Departures	27,204	31,206	(4,002)	(12.8%)
Revenue Passenger Miles ("RPMs") (in thousands)	305,863	400,686	(94,823)	(23.7%)
Average Stage Length (in miles)	283	319	(36)	(11.3%)
Contract Revenue Per Available Seat Mile (in cents)	24.14 ¢	21.05 ¢	3.09 ¢	14.7%
Passengers	1,069,048	1,244,656	(175,608)	(14.1%)
The decrease in ASMs, block hours, departures, passengers, and RPMs during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, was primarily due to the industry-wide pilot shortage, particularly in our captain position, which resulted in a significantly lower number of flights. The decrease in average stage length is the result of American scheduling Air Wisconsin's aircraft on shorter routes during the six months ended June 30, 2024 as compared to the routes scheduled by American and United during the six months ended June 30, 2023. For the six months ended June 30, 2024, the increase in contract revenue per available seat mile is a result of contract revenues on a per departure basis being spread over shorter stage lengths combined with higher contract revenue rates under the American capacity purchase agreement when compared to the United capacity purchase agreement when compared to the six months ended June 30, 2023.

Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Operating Revenues (in thousands):
Contract Revenues	$90,792	$101,328	$(10,536)	(10.4%)
Contract Services and Other	4	197	(193)	(98.0)%
Total Operating Revenues	$90,796	$101,525	$(10,729)	(10.6%)
Total operating revenues decreased $10.7 million, or 10.6%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a decrease in block hours and departures as a result of the industry wide pilot shortage. In addition, certain contract revenues are recognized in proportion to flights flown over total expected flights over the expected contract term of the American capacity purchase agreement. When there is an expectation that total flights in the future will increase over current levels, it can cause a portion of these certain contract revenues to be deferred into future periods, contributing to the overall decrease in current period contract revenues. For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Contract Revenues.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$61,717	$59,721	$1,996	3.3%
Aircraft Fuel and Oil	132	323	(191)	(59.1%)
Aircraft Maintenance, Materials and Repairs	27,314	37,218	(9,904)	(26.6%)
Other Rents	3,376	3,068	308	10.0%
Depreciation, Amortization and Obsolescence	12,591	12,727	(136)	(1.1%)
Purchased Services and Other	6,119	11,974	(5,855)	(48.9%)
Total Operating Expenses	$111,249	$125,031	$(13,782)	(11.0%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $2.0 million, or 3.3%, to $61.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily driven by increases in mechanic wages of $1.4 million, employee benefits of $1.5 million, crew rooms and transportation of $0.2 million, and management wages of $1.1 million that increased as a result of the increase in value of Long-term restricted investments (SESP), increase in general management wages, and a one-time bonus for dispatch employees. These increases were partially offset by decreases in overall pilot compensation of $1.2 million and personnel and per diem expense of $1.1 million as a result of lower block hours and departures.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American and United capacity purchase agreements during the six months ended June 30, 2024 and June 30, 2023, were directly paid to suppliers by American and United. These costs decreased approximately $0.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of transition costs incurred in the first six months of 2023 to prepare aircraft to commence flight services under the American capacity purchase agreement, where the same such costs were not necessary during the first six months of 2024. We were responsible for the cost of aircraft oil under the United capacity purchase agreement and continue to be responsible for these costs under the American capacity purchase agreement, although this expense is not material.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $9.9 million, or 26.6%, to $27.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily as a result of reduced flying levels during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 and a decrease in maintenance associated with the transition to American in 2023. The decrease was primarily driven by decreases in airframe repairs of $8.2 million, airframe materials used of $1.3 million and rotable scraps of $0.9 million, offset by increases in increase in overhaul amortization of $0.3 million, and shop supplies and new tool purchases of $0.1 million.
Other Rents. Other rents increased $0.3 million, or 10.0%, to $3.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of increases in flight simulator rent of $0.2 million due to a rent abatement during the second quarter of 2023 and annual escalation.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $0.1 million, or 1.1%, to $12.6 million from $12.7 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The change was primarily attributable to slightly lower depreciation expense on flight equipment of $0.1 million.
Purchased Services and Other. Purchased services and other expense decreased $5.9 million, or 48.9%, to $6.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease in legal expenses of $4.6 million related to the United arbitration which concluded during the first quarter of 2024, a decrease of $0.3 million in insurance as a result of lower flying, a decrease in miscellaneous supplies of $0.1 million, and a gain on the sale of fixed assets of $0.7 million.
Other Income (Expense)
Interest and Dividend Income. Interest and dividend income decreased $0.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease in cash and marketable securities due to Air Wisconsin paying off all its aircraft debt in December 2023.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Gain (Loss) on Marketable Securities and Long-term Restricted Investments (SESP). Gain on Marketable securities and Long-term restricted investments (SESP) was unchanged for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Although the gains in Marketable securities and Long-term restricted investments (SESP) was partly due to an increase of $0.3 million in the market value of Long-term restricted investments (SESP) held within the Supplemental Executive Savings Plan ("SESP"), this gain was partially offset by a lower overall increase in the fair market value of Marketable securities for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three months ended June 30, 2023. For additional information, please refer to Note 11, Retirement and Other Benefit Plans, in the 2023 Annual Report.
Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Net Loss
Net loss for the six months ended June 30, 2024 was $17.4 million, or $0.43 per basic and diluted share, compared to net loss of $16.9 million, or $0.39 per basic and diluted share, for the six months ended June 30, 2023. For additional information, please refer to Note 10, Earnings Per Share and Equity, in this Quarterly Report.
The increase in the net loss of $0.5 million for the six months ended June 30, 2024, compared to the net loss for the six months ended June 30, 2023, was the result of a number of different factors occurring during the respective periods. Overall operating expenses decreased $13.8 million in the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 but was offset by a decrease in operating revenues of $10.7 million for the same comparative periods. This resulted in a lower operating loss of approximately $3.1 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. However, the lower operating loss was offset by a decrease in interest and dividend income of $0.7 million as a result of Air Wisconsin paying off its long-term aircraft debt in December 2023.

An increase in the valuation allowance on deferred tax assets was in part responsible for the decrease in tax benefit of approximately $2.8 million when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023.
Income Tax Benefit
For the six months ended June 30, 2024, our effective tax rate was 2.7%, compared to 16.2% for the six months ended June 30, 2023. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax benefit of $0.5 million and $3.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
The income tax benefit for the six months ended June 30, 2024 resulted in an effective tax rate of 2.7%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.
The income tax benefit for the six months ended June 30, 2023 resulted in an effective tax rate of 16.2%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature.
In the fourth quarter of 2024, with the exception of two states requiring the processing of the amended federal return before the filing of the state amended return, we amended the 2021 and 2022 federal and state income tax returns as a result of the United Arbitration Award and the restatement of the previously issued consolidated financial statements. The 2021 amended income tax returns are expected to result in federal and state tax refunds of approximately $0.3 million and $0.1 million, respectively. The 2022 amended income tax returns are expected to result in federal and state tax refunds of approximately $6.5 million and $0.6 million, respectively. As of June 30, 2024 and December 31, 2023, the anticipated 2021 and 2022 federal tax refunds are reflected in Other assets in the Long-Term Assets section in the condensed consolidated balance sheets, while the anticipated state tax refunds are reflected in Receivables, net, and Other (long-term assets) in the amounts of $0.4 million and $0.2 million, respectively. The classification of these amounts is dependent on when the Company expects to receive the anticipated tax refund amounts. The filing of the 2022 federal amended tax return will also result in a net operating loss carryforward to 2023 of approximately $14.7 million, and various state net operating loss carryforwards to 2023 totaling approximately $14.2 million.
For additional information, please refer to Note 6, Income Taxes, in the notes to the audited consolidated financial statements included in the 2023 Annual Report.
Liquidity and Capital Resources
Recent Operational Performance
Our business has experienced significant volatility over the past couple of years relative to historical levels, which has impacted our financial performance and cash flows from operations. Air Wisconsin’s departures and block hours during the six months ended June 30, 2024 and June 30, 2023 were below pre-COVID-19 levels, generally due to the industry-wide pilot shortage. For the six months ended June 30, 2023, departures and block hours were also negatively affected by the transition in flying from United to American. The resulting decrease in operating revenues was more than offset by decreases in operating expenses, primarily due to the reduction in block hours. These dynamics resulted in positive net operating cash flows for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.
For the six months ended June 30, 2024, Air Wisconsin was engaged in the business of providing scheduled passenger service for American pursuant to the American capacity purchase agreement, and approximately 100% of the Company’s operating revenues were derived from operations associated with that agreement. However, on January 3, 2025, American delivered notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement, effective April 3, 2025.
We are taking actions based on currently available information to implement changes to our business strategy in light of the termination of the American capacity purchase agreement, as well as other factors impacting the current operating environment and competitive landscape, although these efforts have not yet led to positive results. In addition, Air Wisconsin has recently commenced a series of reductions in its workforce and the closure of certain operational facilities. Although these measures involve certain short-term costs, we anticipate that they will yield net savings in the long run. However, there are considerable risks and uncertainties associated with the timing and implementation of each aspect of our evolving business strategies.
Sources of Liquidity
Historically, our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities balances, and Air Wisconsin’s cash flows from operations. As of June 30, 2024, our cash and cash equivalents balance was $8.1 million, and we held $94.3 million of marketable securities. For the six months ended June 30, 2024, cash provided by operations was $3.8 million. In the near term, we expect to fund our liquidity requirements through cash generated from operations and existing cash, cash equivalents, and marketable securities balances. However, there is considerable uncertainty around our ability to achieve and maintain positive cash flows from operations, primarily as a result of the implementation of our evolving business strategies following the loss of our flying under the American capacity purchase agreement.
Restricted Cash
As of June 30, 2024, in addition to cash and cash equivalents of $8.1 million, the Company had $0.9 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Operating Expenses and Capital Expenditures
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which primarily includes outlays for capital expenditures, labor, and maintenance costs. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and changes to labor costs, as a result of factors such as shortages of qualified pilots and mechanics and the reimbursement of certain labor costs under the American capacity purchase agreement. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect changes in labor costs, projected demand for our flying services, required maintenance events and current market conditions. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the six months ended June 30, 2024, we incurred $1.3 million in capital expenditures primarily related to purchases of rotable parts. We expect future capital expenditures to be impacted by the success or failure of our evolving business strategies. However, as there is considerable uncertainty with respect to such changes, we do not currently have visibility as to the impact on our future capital expenditures.
Short-Term and Long-Term Liquidity Considerations
Notwithstanding the termination of the American capacity purchase agreement, we currently believe our cash, cash equivalents and marketable securities balances, as well as our anticipated cash flows from operations, will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing.
Over the longer term, Air Wisconsin’s ability to continue to fund its operations and execute its business strategies will largely depend on its ability to generate cash from operating activities, which is subject to, among other things, its ability to timely and successfully implement changes to its business strategies and its ability to conform its cost structure to the size and scope of its future business operations, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations in future periods, it may need to obtain financing to fund its operations, implement a realignment of its business strategies, and execute its business plan.
Risks and Uncertainties Impacting Liquidity
There can be no assurance that we will be able to replace, in whole or in part, the revenues under the American capacity purchase agreement, or to generate sufficient cash flows from operations or to reduce our costs in connection with the implementation of our evolving business strategies, to meet our future liquidity needs. Stockholders and investors should be aware that there are significant risks and uncertainties associated with our business strategies and operations going forward, and that our financial condition, results of operations and liquidity may be adversely impacted as a result.
For additional information, please refer to Part II, Item 1A, Risk Factors, in this Quarterly Report.
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$3,808	$(16,674)	$20,482	(122.8%)
Net cash (used in) provided by investing activities	(2,788)	10,876	(13,664)	(125.6%)
Net cash used in financing activities	(13,624)	(11,741)	(1,883)	16.0%
Net Cash Provided by (Used in) Operating Activities
During the six months ended June 30, 2024, net cash provided by operating activities was $3.8 million. We had a net loss for the period of $17.4 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $14.4 million, accounts receivable of $2.1 million, accounts payable of $3.1 million, accrued payroll and employee benefits of $1.8 million, and contract liabilities of $1.6 million, which were offset by decreases in spare parts and supplies of $0.9 million, prepaid expenses and other of $0.6 million, deferred income taxes of $0.5 million, and a non-cash gain on marketable securities of $0.6 million and a gain on the disposition of assets of $0.5 million.
During the six months ended June 30, 2023, net cash used in operating activities was $16.7 million. We had a net loss for the period of $16.9 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $14.2 million, accounts payable of $1.1 million, prepaid expenses and other of $0.5 million, contract liabilities of $0.7 million, and accrued payroll and employee benefits of $0.2 million, which were offset by decreases in deferred revenue of $11.6 million, deferred income taxes of $3.3 million, gain on marketable securities of $1.0 million, and spare parts and supplies of $0.6 million.
Net Cash (Used in) Provided by Investing Activities
During the six months ended June 30, 2024, our cash flows used in investing activities were $2.8 million, of which approximately $1.3 million was for additions to property and equipment and $1.0 million was for the purchase of marketable securities. These amounts were offset by proceeds from the disposition of property and equipment of approximately $0.6 million.
During the six months ended June 30, 2023, net cash provided by investing activities was $10.9 million, of which $15.0 million was from the sale of marketable securities, which was offset by $2.5 million for additions to property and equipment and $1.7 million for the purchase of marketable securities.

Net Cash Used in Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities was $13.6 million, of which $10.7 million was used for the partial redemption of the Series C preferred stock, $1.0 million was used to pay dividends on preferred stock, and $1.9 million was used to repurchase shares of Harbor's common stock.
During the six months ended June 30, 2023, net cash used in financing activities was $11.7 million, reflecting $8.1 million in repayments of long-term debt, $0.6 million of dividends paid on preferred stock and, $3.1 million for the repurchase of shares of Harbor's common stock.
Commitments and Contractual Obligations
Operating Lease Obligations
As of June 30, 2024, Air Wisconsin had $6.5 million of operating lease obligations primarily related to certain training simulators and facilities.
The following table summarizes the future minimum lease payments required under operating leases that had initial or remaining non-cancelable lease terms greater than three months as of June 30, 2024:

Fiscal Year	Amount
July 2024 through December 31, 2024	$2,649
2025	2,766
2026	374
2027	220
2028	148
Thereafter	317
Total lease payments	6,474
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
On June 28, 2024, the board of directors declared aggregate dividends in the amount of $519 on the Series C Preferred, which was paid on June 28, 2024.
On June 28, 2024, certain shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock (representing 28.2% of Harbor's common stock), and all remaining shares of Series C Preferred were redeemed for $10.7 million. After giving effect to such conversion and redemption, no shares of Series C Preferred remain outstanding.

Based on the applicable accounting guidance, Harbor is required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion was not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive (as was the case for the three months ended June 30, 2023, and June 30, 2024, due to the net loss position).
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
Due to the termination of the American capacity purchase agreement, and in connection with Air Wisconsin's efforts to identify and implement new business strategies, Air Wisconsin may become subject to certain elements that typically cause volatility in airline financial performance, including fluctuations in fuel and oil prices.
Except as discussed above, there have been no material changes to the information regarding market risk provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in the 2023 Annual Report.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rule 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of June 30, 2024, the last day of the period covered by this Quarterly Report, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation measures discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As disclosed in the 2023 Annual Report, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued audited consolidated financial statements for the year ended December 31, 2022 contained in the Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited interim consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the first three quarters in the years ended December 31, 2022 and December 31, 2023. On January 30, 2025, the United States District Court for the Eastern District of Wisconsin dismissed the entirety of the complaint with leave to amend. Plaintiffs have indicated that they plan to appeal the decision, rather than amend their complaint. We believe these claims are without merit, and we intend to continue to vigorously defend against them.
Item 1A. Risk Factors
Our short- and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in Harbor’s common stock involves substantial risk. Before deciding to purchase or sell Harbor’s common stock, stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of Harbor’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, in particular as we navigate the uncertainty associated with the realignment of Air Wisconsin's operations resulting from the termination of the American capacity purchase agreement.
Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, please refer to “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.
Risks Related to Our Business
If we are unable to successfully identify and implement revenue generating activities, Air Wisconsin may not be able to replace the flying or the revenues that were lost upon termination of the American capacity purchase agreement and our financial condition, results of operations, liquidity and prospects will be negatively affected.
For the two years prior to April 3, 2025, Air Wisconsin derived nearly all of its operating revenues from the American capacity purchase agreement. That agreement terminated on April 3, 2025, and all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement. Given the current state of the airline industry, including the decision by multiple major airlines to eliminate from their fleets single class 50-seat aircraft, it is unlikely that Air Wisconsin will be able to enter into a new capacity purchase agreement with a major airline to provide regional airline service, which has been the focus of Air Wisconsin’s operations since its inception.
In response to the termination of the American capacity purchase agreement, on January 10, 2025, Air Wisconsin announced a strategic realignment of its business strategies. As part of that realignment, Air Wisconsin began exploring various business opportunities, including (i) expanding its charter operations, which commenced in the fourth quarter of 2024; (ii) bidding on certain federally subsidized Essential Air Service (“EAS”) markets; and (iii) transitioning its relationship with American to a codeshare and interline relationship, although these efforts have not yet led to positive results. However, stockholders should be aware that transitioning our existing business operations into new markets will be complex, costly and time-consuming, our management will have to devote substantial time and resources to such efforts, and there are considerable risks and uncertainties associated with the timing and implementation of each of these new business strategies. In light of recent changes in the airline industry landscape, Air Wisconsin is still evaluating the viability of implementing each of these strategies, and there is no guarantee it will be successful in executing any of them. Even if Air Wisconsin is successful in executing on any of these strategies, it is unlikely, even in a best case scenario, that the revenues generated from these strategies will be sufficient to offset revenues lost upon termination of the American capacity purchase agreement. If Air Wisconsin is unable to generate sufficient revenues from the implementation of any of these strategies, or if it is unable to identify or implement other revenue generating activities or to conform its cost structure to the size and scope of its business operations, it will have a material adverse effect on our business, financial condition, and results of operations, and Air Wisconsin may be required to pursue alternative strategies or revenue generating activities, sell or lease its assets, raise additional equity or debt financing, or cease its business operations entirely.
In connection with Air Wisconsin’s evolving business strategies, we commenced a series of reductions in Air Wisconsin’s workforce and the closure of certain operational facilities. These initiatives are intended to align with the evolving needs of our business, reduce operating expenses, improve cost efficiencies, and further preserve our cash and cash equivalents balance. However, they may not result in the anticipated benefits, and they may result in unexpected difficulties, disruptions or costs that could make it more difficult to implement our business plans and achieve our strategic objectives. For example, we may fail to accurately estimate the level of expenses or future cost savings associated with our initiatives, in which case our future operating results may be worse than expected. Further, we may not be successful in implementing improvements to our cost structure sufficient to offset the significant reduction in flying we anticipate under our business strategies. Finally, our workforce reduction and facilities closures may be disruptive to our business and have unanticipated consequences, such as attrition beyond planned staff reductions, reduced employee morale, and decreased operational capabilities. These initiatives could also harm our ability to attract, recall, or retain qualified personnel, reduce the strategic alternatives available to us, or limit our opportunities for future growth, any of which could adversely affect our business and results of operations.
Each of our proposed new business strategies has significant risks and uncertainties, and, if we are unable to respond adequately to these risks, Air Wisconsin may be unable to achieve or sustain profitability or generate positive cash flows from operations, which would have an adverse impact on our financial condition and results of operations.
The business opportunities Air Wisconsin has identified as part of its operational realignment have risks due to factors specific to each of those markets. We may be unable to foresee all of the risks upon entering these markets or to respond adequately to these risks, and our business and the execution of this realignment may suffer as a result. If Air Wisconsin is unable to achieve or sustain profitable operations in new and existing markets, or to generate positive cash flows from operations, our business, financial condition and results of operations will be materially adversely affected. In that case, Air Wisconsin may be required to implement further changes to its business strategies, sell or lease its assets, raise additional equity or debt financing to fund ongoing operations, or cease its business operations.
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
As of the date of filing of this Quarterly Report, while Air Wisconsin has submitted to the DOT bids for several federally subsidized EAS markets, it has not been awarded any bid for any EAS market, and there is no guarantee it will be granted any such awards. Air Wisconsin faces numerous challenges in pursuing this EAS strategy, such as:
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
•EAS revenue awards generally have a term of two years, during which time, a carrier is paid a subsidy amount in accordance with the maximum allowances stipulated in the EAS revenue award and is paid monthly in arrears on a per-flight-completed basis; there can be no assurance that current EAS legislation will remain unchanged, or that Congress will continue to provide funding for the EAS program at any particular level or at all; and
•Air Wisconsin will need to create the infrastructure to support this flying, such as scheduling, reservations and arranging for airport facilities, which had previously been provided by Air Wisconsin’s major airline partners under its prior capacity purchase agreements.
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
We may devote significant financial and other resources in attempting to implement this operational realignment, but we may be unsuccessful. Any failure to do so could result in Air Wisconsin being required to implement further changes to its business strategies, sell or lease its assets, or cease its business operations entirely, any of which would have a material adverse effect on our business, financial condition and results of operations. In addition, even if we are successful in implementing these strategies, there is no guarantee we will be able to operate Air Wisconsin’s business in a manner that will allow us to achieve and maintain profitability or positive cash flows from operations.
Air Wisconsin may experience difficulty hiring and retaining a sufficient number of qualified pilots, mechanics and flight attendants, which may negatively affect Air Wisconsin’s business and operations.
As a result of the termination of the American capacity purchase agreement, on April 3, 2025, Air Wisconsin ceased all flying for American. Although it expects to continue to fly a limited number of charter flights, for the next several months, and perhaps indefinitely, we expect Air Wisconsin’s flying to be drastically reduced from the level of its flying before the termination of the American capacity purchase agreement. As noted above, in anticipation of that reduced flying, Air Wisconsin furloughed a significant number of its pilots and has taken other actions to reduce the number of active mechanics and flight attendants and other staff on its payroll. If Air Wisconsin is successful in implementing any of its business strategies, its level of flying may increase and it will need to bring back , rehire or otherwise recall furloughed pilots, mechanics, and flight attendants and then retain those employees to service the increased flying. If Air Wisconsin is unable to employ a sufficient number of pilots, mechanics and flight attendants, it could have a material adverse impact on Air Wisconsin’s business and operations. In addition, if future pilot, mechanic or flight attendant attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots, mechanics and flight attendants, Air Wisconsin may need to continue to increase its labor costs, which would negatively impact Air Wisconsin’s operations and our financial condition.
The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.
In light of the termination of the American capacity purchase agreement, our future success depends on our ability to retain or attract highly qualified management, technical and other personnel with the skills necessary to successfully execute a realignment of Air Wisconsin’s operations. We may not be successful in retaining key personnel or in attracting other highly qualified personnel, especially as a result of the significant risks and uncertainties associated with executing a realignment of Air Wisconsin's operations, some of which are described above. Any inability to attract or retain qualified management personnel and other employees, or any significant increases in the costs associated with recruiting or retaining qualified employees, could have a material adverse effect on our business, results of operations and financial condition.
Disagreements regarding the interpretation of our material agreements could have an adverse effect on our operating results and financial condition.
Agreements, such as Air Wisconsin's prior capacity purchase agreements and any agreements it may enter into in connection with a realignment of its operations, are subject to interpretation, and disputes may arise if the parties apply different interpretations to such agreements. For example, prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed United owed it certain amounts under the agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators issued their decision and award in February 2024 (the "United Arbitration Award"). The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement, and they denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration. However, we determined that certain revenue relating to our claims against United had been incorrectly recorded in certain of our previously issued consolidated financial statements, which required us to restate our consolidated financial statements as of and for the year ended December 31, 2022, and our interim financial consolidated financial statements as of and for the first three quarters of the years ended December 31, 2022 and 2023. The dispute required us to expend valuable management time and financial resources both in connection with the arbitration and the financial restatement.
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
American, United and Delta Airlines have all either announced the intention to remove or significantly reduce, or have actually removed, from their fleets single class 50-seat aircraft, which includes the CRJ-200 regional jet comprising the Air Wisconsin fleet. As a result of this industry shift, Air Wisconsin may not be able to enter into substitute arrangements with other airlines, and any arrangements it is able to secure may not be as favorable to Air Wisconsin as its prior capacity purchase agreements. Since our primary business strategy has traditionally involved flying single class 50-seat aircraft for a major airline partner, the publicly announced fleet strategy changes by several major carriers, in combination with the termination of the American capacity purchase agreement, represent a substantial risk to our business.
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
A significant majority of Air Wisconsin’s employees are represented by labor unions, including the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”), and the Transport Workers Union of America (“TWU”). Air Wisconsin's ability to renegotiate terms of these labor agreements in light of the termination of the American capacity purchase agreement and the uncertainty with respect to Air Wisconsin's future business opportunities will be critical to Air Wisconsin's near- and long-term success in any such business opportunities. Any future agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results. If Air Wisconsin is unable to reach agreement with any of its unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, it may be subject to work interruptions, stoppages or shortages, any of which could have an adverse impact on our financial condition and results of operations.
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
•any changes in our business strategies cause us to permanently retire some aircraft;
•we add a new aircraft type to our fleet and reduce the number of our operating CRJ-200 aircraft; or
•a lack of demand for our aircraft or engine types reduces the proceeds we receive on disposition to less than we estimated.
If we determine through quantitative testing that the estimated residual value of any of our aircraft, engines or parts is determined to be lower than the residual value assumptions used in our depreciation policies, the aircraft, engines or parts may be impaired and may result in a material reduction in their book value, or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft, engines or parts or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.
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
On April 3, 2025, the American capacity purchase agreement terminated. Approximately 100% of the Company’s operating revenues for the three and six months ended June 30, 2024 were derived from operations associated with the agreement. As a result of the termination, there is considerable uncertainty regarding our ability to achieve and maintain positive cash flows from operations going forward.
Notwithstanding the termination of the American capacity purchase agreement, we currently believe our existing sources of liquidity will be sufficient to meet our requirements for at least the next 12 months from the date of this filing. However, in order to achieve our long-term strategic objectives, we will ultimately need to achieve and maintain profitability and positive cash flows from operations. If Air Wisconsin fails to generate sufficient cash flows from operations in future periods, it may need to obtain financing to fund its operations, implement further changes to its business strategies, sell or lease its assets, or cease its business operations.
To the extent Air Wisconsin finances its operations or its pursuit of new business opportunities with debt, it would become subject to debt service obligations, as well as covenants that may restrict its ability to pursue its business strategies or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay any future debt service obligations, in addition to the high level of fixed costs associated with operating an airline, will depend on its operating performance, cash flows from operations and ability to secure adequate financing, which will in turn depend on, among other things, the success of the implementation of new business strategies, its future operating performance and financial condition, the availability and cost of financing, as well as general economic and political conditions, and other factors some of which may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will continue to be sufficient to make required payments under its existing contractual arrangements or any new debt financing arrangements it enters into in the future. In addition, we cannot guarantee that financing will be available to Air Wisconsin on acceptable terms or at all, primarily as a result of the termination of the American capacity purchase agreement and the significant risks and uncertainties associated with a realignment of Air Wisconsin’s operations.
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
Certain Air Wisconsin third-party service providers have experienced cybersecurity incidents, and Air Wisconsin expects such incidents to continue in varying degrees. While to date no incidents have had a material impact on Air Wisconsin’s operations or our financial results, we cannot guarantee that material incidents will not occur in the future. Any cybersecurity incident or other adverse impact to the availability, integrity or confidentiality of Air Wisconsin’s IT Systems could compromise our ability to operate flights or technology systems, result in legal claims or proceedings, regulatory investigations and enforcement actions, liability or regulatory penalties, disruption to its operations, damage to its reputation, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations and financial condition.
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
In addition to the factors noted above, Air Wisconsin’s operations and our financial condition are currently affected, and may in the future be affected, by many other factors and conditions beyond Air Wisconsin’s control, including:
•any shortage of qualified pilots, mechanics and flight attendants, in particular as a result of the recent reduction in Air Wisconsin's workforce, and any increases in compensation and the continuing pressure to significantly increase wages in the industry;
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
The occurrence of any or all of such factors or conditions could materially and adversely affect Air Wisconsin's operations and our financial condition. Moreover, in light of the termination of the American capacity purchase agreement, and given the competitive nature of the airline industry, we believe limited opportunities exist for Air Wisconsin to enter into a new capacity purchase agreement. Further, if Air Wisconsin is unable to successfully identify and implement revenue generating activities, it may be required to pursue alternative strategies, sell or lease its assets, raise additional equity or debt financing, or cease business operations entirely. Even if Air Wisconsin is successful in pursuing growth opportunities in the future, there is no guarantee they will allow Air Wisconsin to achieve or maintain profitable operations.
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
Aircraft fuel is critical to Air Wisconsin’s operations. Historically, Air Wisconsin's capacity purchase agreements have provided that the major airline paid third-party vendors for substantially all fuel used in Air Wisconsin's performance of the agreement. Any new agreement Air Wisconsin enters into to provide flying services may not provide for the payment of fuel by the other contracting party, so Air Wisconsin may bear the cost of all fuel used in its operations and may become subject to the economic risk of fuel price fluctuations.
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
The trading price of Harbor’s common stock has been, and may continue to be, volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:
•the termination of the American capacity purchase agreement and our ability to enter into new arrangements to replace the flying opportunities and revenues that were lost upon that termination;
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
•factors impacting new businesses, markets or geographic areas we may seek to pursue as part of a realignment of Air Wisconsin’s operations;
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
•changes in the regulatory environment impacting Air Wisconsin’s business and industry, in particular as we seek to pursue new markets and business opportunities;
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
As of March 31, 2025 Harbor had 58,429,836 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 34.2% of outstanding shares of Harbor's common stock, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held 16,500,000 shares of common stock, representing approximately 28.2% of the outstanding shares of Harbor's common stock. As a result, Amun and Southshore collectively control a majority of the voting power of Harbor’s outstanding capital stock and, therefore, are able to exercise significant influence over the establishment and implementation of the Company’s business plans and strategic objectives, as well as to control all matters submitted to Harbor’s stockholders for approval. These stockholders may manage the Company’s business in ways with which certain investors may disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving Harbor’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of Harbor’s common stock.
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
Harbor’s certificate of incorporation and bylaws contain provisions that, among other things:
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
To reduce the risk of a potential adverse effect on Harbor’s ability to use net operating loss carryforwards for federal income tax purposes, Harbor’s certificate of incorporation and bylaws prohibit certain transfers of shares of Harbor’s capital stock that could result in adverse tax consequences by impairing Harbor’s ability to utilize net operating loss carryforwards. These transfer restrictions are subject to a number of rules and exceptions, and generally may only be repealed or amended by the affirmative vote of the holders of at least two-thirds of the outstanding shares of Harbor’s capital stock. These transfer restrictions apply to the beneficial owners of the shares of Harbor’s capital stock. The transfer restrictions contained in Harbor’s certificate of incorporation and bylaws may limit demand for Harbor’s common stock, which may adversely affect the trading price. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur, or otherwise discouraging takeover attempts that some stockholders may consider beneficial.

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
Complying with the requirements of public reporting companies under the Exchange Act, including the requirement for management to assess our disclosure controls and procedures and internal control over financial reporting, could increase our operating costs and divert management’s attention from executing our business strategies.
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
As discussed in the Explanatory Note in the 2023 Annual Report, and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial

Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, we restated our audited consolidated financial statements as of and for the year ended December 31, 2022 and our interim unaudited consolidated financial statements contained in the Quarterly Reports on Form 10-Q as of and for the first three quarters of the years ended December 31, 2022 and December 31, 2023. As a result, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and we may become subject to additional risks and uncertainties. For example, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement, and we could become subject to additional litigation or to regulatory inquiries in the future. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
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
The board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through March 31, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements or capacity purchase agreements (or similar agreements) we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.

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
No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the three months ended June 30, 2024.

Below is a summary of stock repurchase activity under Harbor's stock repurchase program during the three months ended June 30, 2024:

Period	Total number of shares repurchased(1)	Average price paid per share	Dollar value of shares repurchased(2)	Approximate dollar value of shares remaining available under stock repurchase program
April 1 – April 30, 2024	335,021	$1.69	$566,898	$10,509,995
May 1 – May 31, 2024	164,751	$1.74	$286,005	$11,223,990
June 1 – June 30, 2024	45,320	$1.63	$74,046	$12,149,944
Total	545,092	$1.70	$926,949
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Agreement
During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Reduction in Force
As previously disclosed, on January 10, 2025, Air Wisconsin announced the strategic realignment of its operations following the termination of the American capacity purchase agreement. In connection with this realignment, Air Wisconsin notified approximately 240 of its employees that effective March 31, 2025, or within a short period of time thereafter, they would be furloughed or terminated. Air Wisconsin implemented this reduction to rebalance its workforce to better align with the evolving needs of its business.
Air Wisconsin is continuing to evaluate the economic viability of the contemplated business strategies. As such, on April 10, 2025, Air Wisconsin announced an additional potential reduction in force that will affect approximately 400 of its employees. Air Wisconsin notified its management employees pursuant to the Worker Adjustment and Retraining Notification Act that their positions are subject to such reduction effective on June 9, 2025, or a short period of time thereafter, and its unionized employees were notified that additional furloughs would occur subject to each group's collective bargaining agreement. These reductions are subject to Air Wisconsin's ongoing evaluation of its evolving business strategies and may be rescinded for certain employees based on operational needs.

At this time, the Company is unable to make a good faith determination of an estimate or range of estimates as required by paragraphs (b), (c) and (d) of Item 2.05 of Form 8-K with respect to Air Wisconsin's workforce reduction, although it expects to incur similar costs as the reduction in force effected in March 2025.

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

HARBOR DIVERSIFIED, INC.

Date: April 11, 2025	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: April 11, 2025	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: April 11, 2025	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)