Form 10-Q
period 2024-09-30
HARBOR DIVERSIFIED, INC.
filed 2025-05-16
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of April 30, 2025, the registrant had 58,429,836 shares of common stock $0.01 par value per share, outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

**Explanatory Note: As disclosed on a Forms 12b-25 filed with the Securities and Exchange Commission on April 2, 2025, and May 16, 2025, the registrant has not timely filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (this "Quarterly Report") includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, flight schedules and completed flight activity, revenues, expenses, margins, profitability, tax liability, capital expenditures, liquidity, capital resources, and other business and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:
•the termination of the capacity purchase agreement (the “American capacity purchase agreement”) that our subsidiary Air Wisconsin had entered into with American Airlines, Inc. (“American”) and the resulting loss of the vast majority of its historical operating revenue;
•our ability to identify and successfully implement a realignment of Air Wisconsin's business strategies and create new revenue generating activities;
•our ability to respond adequately to the risks and uncertainties inherent in each of Air Wisconsin's proposed new business strategies;
•our ability to right-size our workforce and operational facilities to reflect our reduced revenue generating activities, or, to the extent we are able to identify and successfully implement new revenue generating activities, our ability to scale our workforce to sufficient levels to support those activities either through recalls of previously furloughed employees or attracting new employees;
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
•the impact of the restatement of certain of our previously issued consolidated financial statements for the Non-Reliance Periods (as defined in Restatement of Previously Issued Condensed Consolidated Financial Statements, in this Quarterly Report);
•the response of federal and state taxing authorities to the amended 2022 tax returns that we have filed seeking federal and state tax refunds as a result of the restatement of our financial statements for the Non-Reliance Periods;
•Air Wisconsin’s reliance on only one aircraft type, aircraft manufacturer and engine manufacturer;
•the publicly announced fleet strategy changes by several major carriers regarding the intent to remove or significantly reduce from their fleets single class 50-seat aircraft;
•increasing aircraft and engine maintenance costs;
•the amounts Air Wisconsin is paid or reimbursed under any future commercial arrangements may be less than the costs incurred;
•the significant portion of Air Wisconsin’s workforce that is represented by labor unions, the terms of its collective bargaining agreements, and any changes to those agreements, in particular as a result of the termination of the American capacity purchase agreement;
(i)

•Air Wisconsin’s ability to obtain additional financing on acceptable terms, if or when required, particularly in light of the significant loss of revenue upon termination of the American capacity purchase agreement;
•developments associated with fluctuations in the economy, including recession, reduced consumer confidence, increased inflation or geopolitical uncertainty, which may increase our costs, create additional wage pressures, and impact the financial stability of Air Wisconsin;
•the negative impact of information technology security breaches and other such infrastructure disruptions on Air Wisconsin’s operations;
•the outbreak, duration and spread of infectious diseases, and the related impact on the business, results of operations, financial condition and liquidity of Air Wisconsin in particular, and the airline industry in general;
•the impact of new accounting pronouncements or updates to existing accounting standards; and
•other risks and uncertainties discussed in Part II, Item 1A, Risk Factors, in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s plans as of the date of this filing, as well as estimates and expectations in light of information currently available to us, all of which are subject to uncertainty and changes in circumstances, especially as a result of the termination of the American capacity purchase agreement and implementation of Air Wisconsin’s evolving business strategies. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Part II, Item 1A, Risk Factors, in this Quarterly Report, and in the other reports we file with the Securities and Exchange Commission (“SEC”).
Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them, especially as we work towards implementing our evolving business strategies and assess the resulting risks and uncertainties. Should one or more of the existing risks or uncertainties materialize, should any of our current assumptions or estimates prove to be incorrect, or should new risks and uncertainties materialize as we navigate changes to the business over time, our actual results may be different from, and potentially materially worse than, what we may have expressed or implied by these forward-looking statements. Comparisons of results for any current or prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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
(ii)

Part I. Financial Information
Item 1. Financial Statements
Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts and per share values)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,727	$20,776
Restricted cash	767	755
Marketable securities	97,287	92,747
Receivables, net	3,857	5,592
Sales lease receivable, net	455	753
Spare parts and supplies, net	5,994	4,810
Contract costs	299	111
Prepaid expenses and other	2,687	2,115
Total Current Assets	118,073	127,659
Property and Equipment
Flight property and equipment	260,944	260,471
Ground property and equipment	8,808	8,792
Less accumulated depreciation and amortization	(213,934)	(193,457)
Net Property and Equipment	55,818	75,806
Long-Term Assets
Operating lease right-of-use asset	7,159	10,270
Intangibles	5,300	5,300
Long-term lease receivable, net	1,184	1,171
Long-term investments	4,275	4,275
Long-term contract costs	9	578
Long-term restricted investments (SESP)	3,755	3,194
Other	7,636	8,051
Total Long-Term Assets	29,318	32,839
Total Assets	$203,209	$236,304
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,333	$12,385
Accrued payroll and employee benefits	11,728	11,495
Current portion of operating lease liability	3,526	4,938
Other accrued expenses	168	67
Contract liabilities, net	1,648	100
Total Current Liabilities	33,403	28,985
Long-Term Liabilities
Long-term promissory note	4,275	4,275
Deferred tax liability	1,536	1,983
Long-term operating lease liability	1,473	3,010
Long-term contract liabilities, net	297	2,984
Long-term deferred compensation (SESP)	3,755	3,216
Other	1,992	2,007
Total Long-Term Liabilities	13,328	17,475
Total Liabilities	46,731	46,460
Commitments and Contingencies (Note 7)
Mezzanine Equity (Note 10)
Series C Convertible Redeemable Preferred Stock, $0.01 par value per share, 4,000,000 shares authorized at September 30, 2024 and December 31, 2023. Shares issued and outstanding at September 30, 2024 and December 31, 2023 were 0 and 4,000,000, respectively.	—	13,200
Stockholders’ Equity
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 71,981,140 shares issued at September 30, 2024 and 55,481,140 at December 31, 2023, 58,534,309 shares outstanding at September 30, 2024 and 43,126,355 shares outstanding at December 31, 2023	720	555
Additional paid-in capital	285,680	284,340
Retained deficit	(108,374)	(88,719)
Treasury stock	(21,548)	(19,532)
Total Stockholders’ Equity	156,478	176,644
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$203,209	$236,304
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$53,570	$49,958	$144,362	$151,286
Contract services and other	3	98	7	295
Total Operating Revenues	53,573	50,056	144,369	151,581
Operating Expenses
Payroll and related costs	31,049	29,444	92,766	89,165
Aircraft fuel and oil	76	115	208	438
Aircraft maintenance, materials and repairs	16,223	11,175	43,537	48,393
Other rents	1,674	1,459	5,050	4,527
Depreciation, amortization and obsolescence	6,523	6,398	19,114	19,125
Purchased services and other	3,567	6,537	9,686	18,511
Total Operating Expenses	59,112	55,128	170,361	180,159
Loss from Operations	(5,539)	(5,072)	(25,992)	(28,578)
Other Income (Expense)
Interest and dividend income	1,090	1,296	2,750	3,636
Interest expense	(3)	—	(6)	(12)
Gain (loss) on marketable securities and long-term restricted investments (SESP)	2,252	(955)	3,154	(10)
Gain on extinguishment of debt	—	—	—	70
Other, net	(4)	—	(7)	(14)
Total Other Income	3,335	341	5,891	3,670
Net Loss Before Taxes	(2,204)	(4,731)	(20,101)	(24,908)
Income Tax Provision (Benefit)	33	(582)	(446)	(3,856)
Net Loss	(2,237)	(4,149)	(19,655)	(21,052)
Preferred stock dividends	—	358	985	915
Net loss available to common stockholders	$(2,237)	$(4,507)	$(20,640)	$(21,967)
Basic Loss per share	$(0.04)	$(0.10)	$(0.43)	$(0.50)
Diluted Loss per share	$(0.04)	$(0.10)	$(0.43)	$(0.50)
Weighted average common shares:
Basic	58,558,662	43,653,627	48,126,263	44,298,542
Diluted	58,558,662	43,653,627	48,126,263	44,298,542
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)
(Unaudited)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
Net loss	—	—	—	—	—	—	(19,655)	—	(19,655)
Preferred stock dividends	—	—	—	—	—	(985)	—	—	(985)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	(1,092)	1,092	—	—	—	(2,016)	(2,016)
Balance, September 30, 2024	—	$—	58,534	13,447	$720	$285,680	$(108,374)	$(21,548)	$156,478

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2024	—	$—	58,609	13,372	$720	$285,680	$(106,137)	$(21,461)	$158,802
Net loss	—	—	—	—	—	—	(2,237)	—	(2,237)
Preferred stock dividends	—	—	—	—	—	—	—	—	—
Series C preferred stock conversion	—	—	—	—	—	—	—	—	—
Series C preferred stock redemption	—	—	—	—		—	—	—	—
Treasury stock purchases	—	—	(75)	75	—	—	—	(87)	(87)
Balance, September 30, 2024	—	$—	58,534	13,447	$720	$285,680	$(108,374)	$(21,548)	$156,478

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)
(Unaudited)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(72,734)	$(14,983)	$198,506
Net loss	—	—	—	—	—	—	(21,052)	—	(21,052)
Preferred stock dividends	—	—	—	—	—	(915)	—	—	(915)
Treasury stock purchases	—	—	(1,764)	1,764	—	—	—	(3,888)	(3,888)
Balance, September 30, 2023	4,000	$13,200	43,456	12,025	$555	$284,753	$(93,786)	$(18,871)	$172,651

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2023	4,000	$13,200	43,830	11,651	$555	$285,111	$(89,637)	$(18,055)	$177,974
Net loss	—	—	—	—	—	—	(4,149)	—	(4,149)
Preferred stock dividends	—	—	—	—	—	(358)	—	—	(358)
Treasury stock purchases	—	—	(374)	374	—	—	—	(816)	(816)
Balance, September 30, 2023	4,000	$13,200	43,456	12,025	$555	$284,753	$(93,786)	$(18,871)	$172,651

See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2024	2023

	(unaudited)
Cash Flows from Operating Activities
Net loss	$(19,655)	$(21,052)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation, amortization and obsolescence allowance	19,114	19,125
Amortization of engine overhauls	2,728	2,485
Deferred income taxes	(447)	(3,862)
(Gain) loss on disposition of property and equipment	(519)	219
(Gain) loss on marketable securities	(2,629)	10
Gain on extinguishment of debt	—	(70)
Changes in operating assets and liabilities:
Receivables, net	1,735	1,636
Sales lease receivable	285	—
Spare parts and supplies	(1,184)	(450)
Prepaid expenses and other	(157)	916
Operating lease right-of-use asset	141	140
Accounts payable	5,247	(5,230)
Accrued payroll and employee benefits	233	246
Other accrued expenses	101	29
Contract liabilities	(1,139)	(811)
Deferred revenues	—	(11,601)
Other long-term liabilities	(15)	(222)
Net Cash Provided by/(Used in) Operating Activities	3,839	(18,492)
Cash Flows from Investing Activities
Additions to property and equipment	(2,863)	(3,017)
Proceeds on disposition of property and equipment	631	19
Purchase of marketable securities and long-term restricted investments (SESP)	(2,053)	(2,745)
Sale of marketable securities and long-term restricted investments (SESP)	120	20,000
Net Cash (Used in)/Provided by Investing Activities	(4,165)	14,257
Cash Flows from Financing Activities
Repayment of long-term debt	—	(8,598)
Dividends paid on preferred stock	(985)	(915)
Series C stock redemption	(10,710)	—
Repurchased stock	(2,016)	(3,888)
Net Cash Used in Financing Activities	(13,711)	(13,401)
Decrease in Cash, Cash Equivalents and Restricted Cash	(14,037)	(17,636)
Cash, Cash Equivalents and Restricted Cash, beginning of period	21,531	34,182
Cash, Cash Equivalents and Restricted Cash, end of period	$7,494	$16,546
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on October 24, 2024 (the “2023 Annual Report”). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other reporting period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and transactions of Harbor and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.
Description of Operations
During the periods presented in this Quarterly Report, the Company had principal lines of business focused on (1) providing regional and other air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Air Wisconsin has also explored aircraft leasing opportunities and entered into its first short-term aircraft lease in September 2022. This lease was subsequently renegotiated into a sales-type lease in December 2023. For additional information, please refer to Note 8, Sales-type Lease, in this Quarterly Report.
The airline business is operated entirely through Air Wisconsin. For the three and nine months ended September 30, 2024, Air Wisconsin was engaged in the business of providing scheduled passenger service for American Airlines, Inc. ("American") under a capacity purchase agreement ("American capacity purchase agreement") which was entered into in August 2022. As of September 30, 2024, Air Wisconsin had 45 aircraft in service under the American capacity purchase agreement.
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
Contract Revenues
For both the three and nine months ended September 30, 2024, approximately 100.0% of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement. For the three months ended September 30, 2023, approximately 99.7% and 0.1% of the Company's operating revenues were derived from operations associated with the American capacity purchase agreement and the United capacity purchase agreement, respectively. For the nine months ended September 30, 2023, approximately 52.5% and 47.3% of the Company's operating revenues were derived from operations associated with the American capacity purchase agreement and the United capacity purchase agreement, respectively.
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
Because Air Wisconsin's flights are distinct services that have the same pattern of transfer to the customer, and are satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised pursuant to the American capacity purchase agreement and the United capacity purchase agreement, represented a series of services that were accounted for as a single performance obligation. Therefore, contract revenues were recognized when service was provided and the performance obligation was met on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
The United capacity purchase agreement terminated in early June 2023 and no material contract revenues have been recorded under that agreement since then. In March 2023, Air Wisconsin commenced flying operations for American under the American capacity purchase agreement, at which time Air Wisconsin began recording contract revenues under that agreement. Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed rate for each departure and block hour, and a fixed amount per covered aircraft per day, in each case subject to annual increases during the term of the agreement. Air Wisconsin’s performance obligation was met and revenue was recognized over time, which was then reflected in contract revenues. The United capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, or was required to pay penalties, based on the achievement, or failure to achieve, certain pre-established performance criteria.
Under the American capacity purchase agreement, Air Wisconsin was entitled to receive from American a fixed daily amount for each aircraft covered under the agreement, subject to Air Wisconsin’s ability to meet certain block hour utilization thresholds, a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. The American capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria.
Prior to the termination of the United capacity purchase agreement in early June 2023, United made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments were then subsequently reconciled with United based on actual completed flight activity.

American made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments were subsequently reconciled with American based on actual completed flight activity. As of the date of this filing, final payments through April 2025 have been reconciled. As of September 30, 2024, American owed Air Wisconsin $1,365, which is recorded in Receivables, net, in the condensed consolidated balance sheets.
Prior to the termination of the United capacity purchase agreement in early June 2023, Air Wisconsin was eligible to receive incentive payments, or was required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. The incentives were defined in the agreement, and performance was measured on a monthly basis. At the end of each month during the term of the agreement, Air Wisconsin calculated the incentives achieved, or penalties payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. Since the United capacity purchase agreement had terminated in early June 2023, Air Wisconsin did not receive incentive payments or pay any penalties related to that agreement during the three and nine months ended September 30, 2024. Air Wisconsin paid net amounts of $6 to United and received net amounts of $1,236 from United during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, Air Wisconsin had no amounts recorded as part of Receivables, net, in the condensed consolidated balance sheets related to net incentive or penalty payments from or to United.
Under the American capacity purchase agreement, Air Wisconsin was eligible to receive bonus payments, and was required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month or quarter, Air Wisconsin calculated the bonus amounts achieved, or rebates payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. For the three and nine months ended September 30, 2024, Air Wisconsin recorded $207 and $862, respectively, in net rebate amounts payable under the American capacity purchase agreement. Air Wisconsin was not eligible for bonus payments, nor required to pay rebates, during the first six months of the American capacity purchase agreement in 2023. For both the three and nine months ended September 30, 2023 Air Wisconsin recorded no incentive or rebate amounts.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it continued to do so until the termination of the agreement in early June 2023. Since the United capacity purchase agreement had terminated in early June 2023, during the three and nine months ended September 30, 2024, Air Wisconsin did not recognize any fixed revenues under the agreement that were previously deferred, compared to recognizing $0 and $11,601 of fixed revenues under the agreement that were previously deferred for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, there were no deferred fixed revenues related to the United capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin also recognized decreased non-refundable upfront fee revenues and increased fulfillment costs, both of which were amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods. Since the United capacity purchase agreement had terminated in early June 2023, during the three and nine months ended September 30, 2024, Air Wisconsin recorded no revenue from upfront fees, and no fulfillment costs under the United capacity purchase agreement, compared to $0 and $1,335 in revenue from upfront fees that was previously deferred, and $0 and $143 of fulfillment costs under the agreement for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, there was no deferred non-refundable upfront fee revenue or fulfillment costs under the United capacity purchase agreement.
Under the American capacity purchase agreement, Air Wisconsin was entitled to receive from American a fixed daily amount for each aircraft covered under the agreement, which, during the three and nine months ended September 30, 2024 and September 30, 2023, was subject to Air Wisconsin's ability to meet certain block hour utilization thresholds. Because the fixed daily amounts for each aircraft covered under the agreement are specifically related to the performance obligation completed during the period, they were recognized in contract revenues in the period in which the applicable flights were completed. During the three and nine months ended September 30, 2024, Air Wisconsin recorded $21,792 and $63,908, respectively, of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the condensed consolidated statements of operations, compared to $23,693 and $37,057 of fixed daily revenues recorded under the agreement for the three and nine months ended September 30, 2023, respectively.
Under the American capacity purchase agreement, Air Wisconsin was also entitled to be reimbursed for certain startup costs, such as livery changes to the aircraft, to prepare the aircraft for American flight services that were recognized as non-refundable upfront fee revenue. Through September 30, 2024, Air Wisconsin had incurred $3,998 in reimbursable costs. In accordance with GAAP, the Company recognized revenue related to the total estimated non-refundable upfront fee revenue of $3,998 on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2024, Air Wisconsin recognized $1,558 and $1,900 of non-refundable upfront fee revenues that were previously deferred compared to $193 and $319 for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, Air Wisconsin deferred $1,593, and $3,493, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues, related to the non-refundable upfront fee revenues under the American capacity purchase agreement, adjusted over the remaining contract term based on the number of flights actually completed in the period relative to the number of flights that were completed in subsequent periods during the remaining term of the agreement. As of September 30, 2024 and December 31, 2023, deferred non-refundable upfront fee revenues in the amount of $1,545 and $662, respectively, were netted as part of Contract liabilities, net, and $48 and $2,831, respectively, were recorded as part of Long-term contract liabilities, net in the condensed consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin also received a monthly support fee and was reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 ("Amendment No. 1" and "Amendment No. 3", respectively) provided for a one-time payment, as well as revised compensation rates, to assist Air Wisconsin with pilot compensation and retention. In accordance with GAAP, the Company recognized revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2024, Air Wisconsin recognized $2,176 and $5,982, respectively, of revenue related to these amounts compared to $1,946 and $3,206, respectively, for the three and nine months ended September 30, 2023. As of September 30, 2024 revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amounts of $2,099 and $242 were recorded in Contract liabilities, net and Long-term contract liabilities, net, respectively, along with revenues related to the monthly support fee in the amounts of $1 and $7, respectively, in the condensed consolidated balance sheets. As of December 31, 2023 revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amount of $562 were netted as part of short-term Contract liabilities, net, and revenues related to the monthly support fee in the amount of $152 were recorded in Long-term contract liabilities, net in the condensed consolidated balance sheets. Air Wisconsin’s Contract liabilities, net and Long-term contract liabilities, net related to the one-time pilot compensation assistance payment, estimated monthly support fee and heavy maintenance revenue adjusted over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights that were completed in subsequent periods during the remainder of the term of the agreement after September 30, 2024.
Under the American capacity purchase agreement, Air Wisconsin was eligible to receive a block hour minimum and fixed daily amount for aircraft when flying scheduled by American did not meet minimum thresholds based on Air Wisconsin's crew availability. Since the start of flying under the American capacity purchase agreement in March 2023, in all periods prior to the three months ended June 30, 2024, American had met such minimum thresholds and thus no minimum payments were received. During the three and nine months ended September 30, 2024, Air Wisconsin received $1,420 and $1,904, respectively, related to the block hour and crew availability minimums and estimated that it would receive an additional $14,623 over the remaining term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the total block hour and crew availability minimums on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2024, Air Wisconsin recognized $3,819 and $3,901, respectively, of revenues for block hour and crew availability minimums compared to $0 for both the three and nine months ended September 30, 2023. As of

September 30, 2024, revenues related to the block hour and crew availability minimums in the amount of $1,998 were netted as part of Contract liabilities, net in the condensed consolidated balance sheets. As of December 31, 2023, there were no amounts recorded in contract assets or liabilities on the condensed consolidated balance sheets related to block hour and crew availability minimums. Air Wisconsin’s block hour and crew availability minimums that were netted as part of Contract liabilities, net on the condensed consolidated balance sheets were adjusted over the remaining contract term, based on the actual revenues that were received and recognized based on the number of flights that were completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remainder of the term of the agreement.
As part of an October 2020 amendment to the United capacity purchase agreement (“United Amendment”), United made a cash settlement payment of $670 and issued a note receivable to Air Wisconsin in the amount of $11,048, of which $4,410 was deferred as of December 31, 2020, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. In October 2021, in accordance with the United Amendment, Air Wisconsin received $294 for the opening of a crew base, of which $73 was deferred as of December 31, 2021, with the remaining portion recognized in proportion to the number of flights completed in subsequent periods through the end of the term of the agreement. Due to the termination of the United capacity purchase agreement in early June 2023, for the three and nine months ended September 30, 2024, Air Wisconsin did not record any revenue related to these items compared to $0 and $649 that were previously deferred for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, there were no deferred revenues under the United capacity purchase agreement related to these items in the condensed consolidated balance sheets.
The timing of the recognition under the American capacity purchase agreement of non-refundable upfront fee revenue, fulfillment costs, monthly support fee revenues, heavy check maintenance revenues, one-time support fee revenues and minimum block hour and crew availability revenues in periods subsequent to September 30, 2024 was subject to considerable uncertainty due to a number of factors, including the estimated revenue amounts that were expected to be received and the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement.
Cash and Cash Equivalents
Money market funds, investments and deposits with an original maturity of three months or less when acquired are considered cash and cash equivalents.
Receivables, net
As of September 30, 2024 and December 31, 2023, the Company had a Receivables, net balance of $3,857 and $5,592, respectively. The table below sets forth the major categories that make up the balances:

	September 30, 2024	December 31, 2023
Trade receivables	$1,365	$1,187
Insurance and warranty claim receivables	1,254	1,506
State tax receivables	700	1,024
Other industry related receivables	543	1,883
Allowance for expected credit losses	(5)	(8)
Receivables, net	$3,857	$5,592
Other industry related receivables include employee receivables related to such items as uniforms and relocation expenses, transactions with our unions, and credits from vendors. The balance of trade receivables was $1,612 as of December 31, 2022 and $608 as of September 30, 2023.
Allowance for Credit Losses
The Company monitors publicly available credit ratings for entities for which the Company has a significant credit balance. The Company determined that its receivables for the three and nine months ended September 30, 2024 were primarily the result of its relationship with American (and prior relationship with United), insurance-related receivables and income tax refunds. These receivables are payable by governmental entities or companies the Company believes to be creditworthy. Accordingly, the Company has not recorded an allowance for credit losses related to these receivables.
The Company historically maintained, and continues to maintain, an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $5 and $8 as of September 30, 2024 and December 31, 2023, respectively. The Company will continue to monitor its financial instruments for expected credit losses.
Marketable Securities and Long-term Restricted Investments (SESP)
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities and Long-term restricted investments (SESP) in the condensed consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the three and nine months ended September 30, 2024 included in the condensed consolidated statements of operations. For additional information, please refer to Note 1, Fair Value of Financial Instruments, in this Quarterly Report.
As of September 30, 2024 and December 31, 2023, the fair value of Marketable securities and Long-term restricted investments (SESP) was $101,042 and $95,941, respectively.
The calculation of net unrealized gains and losses that relate to Marketable securities and Long-term restricted investments (SESP) held as of September 30, 2024 is as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net gains recognized during the period on equity securities	$2,252	$3,154
Plus: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the period on equity securities held as of the end of the period	$2,252	$3,154
The calculation of net unrealized gains and losses that related to Marketable securities held as of September 30, 2023 is as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net losses recognized during the period on equity securities held as of the end of the period	$(955)	$(10)
Less: Net losses recognized during the period on equity securities sold during the period	(30)	(112)
Unrealized (losses) gains recognized during the period on equity securities	$(925)	$102
Long-term restricted investments (SESP) reflects the assets held in the supplemental executive savings plan (the “SESP”). The value of assets and liabilities associated with the SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three and nine months ended September 30, 2023. For additional information, please refer to Note 1, Supplemental Executive Savings Plan ("SESP"), in this Quarterly Report.
Spare Parts and Supplies
Spare parts and supplies include an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provides for an allowance for obsolescence after considering a number of factors, including the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance is based on management estimates and is subject to change. Expendable parts are charged to expense at average cost when used. Expendable parts that are repairable are returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies are stated at average cost. The inventory allowance was $17,126 and $17,146 as of September 30, 2024 and December 31, 2023, respectively.
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
Contract Costs
Contract costs arose from the incremental costs incurred by Air Wisconsin to fulfill its obligations under its capacity purchase agreements and included such costs such as aircraft painting and aircraft reconfiguration. Contract costs were amortized under the respective capacity purchase agreement based on the completion of Air Wisconsin's performance obligation as measured by departures.
Air Wisconsin incurred certain contract costs ("fulfillment costs") prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred as of September 30, 2024 and December 31, 2023 were $774. The fulfillment costs incurred are included in Prepaid expenses and other in the Cash Flows from Operating Activities section in our condensed consolidated statements of cash flows. These costs were amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs that were expected to be amortized over the next one-year period are included in Contract costs in the condensed consolidated balance sheets while those contract costs that were expected to be amortized in periods beyond one-year are included in Long-term contract costs in the condensed consolidated balance sheets.
For the three and nine months ended September 30, 2024 Air Wisconsin recorded $87 and $142, respectively, of amortization expense related to fulfillment costs compared to $33 and $54, respectively, for the three and nine months ended September 30, 2023. The amortization of fulfillment costs is included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section in the condensed consolidated statements of cash flows. As of September 30, 2024, Contract costs and Long-term contract costs were $299 and $9, respectively, in the condensed consolidated balance sheets and incurred under the American capacity purchase agreement. As of December 31, 2023, Contract costs and Long-term contract costs were $111 and $578, respectively, in the condensed consolidated balance sheets and incurred under the American capacity purchase agreement.
Contract Assets and Liabilities
Contract assets arise from revenue earned for services provided that were not yet billable to United or American as of the respective dates of the condensed consolidated balance sheets. Contract liabilities arise from payments received in advance of services provided.
Contract assets and liabilities expected to be settled within the next one-year period are netted in the condensed consolidated balance sheets and included either in Contract assets, net or Contract liabilities, net. Contract assets and liabilities expected to be settled more than a year in the future are netted and included either in Long-term contract assets, net or Long-term contract liabilities, net in the condensed consolidated balance sheets. As of September 30, 2024, the Company recorded Contract liabilities, net of $1,648 and Long-term contract liabilities, net of $297 related to the American capacity purchase agreement. As of December 31, 2023, the Company recorded Contract liabilities, net of $100 and Long-term contract liabilities, net of $2,984 related to the American capacity purchase agreement.
The table below sets forth the opening and closing balances of both current and non-current contract liabilities.

	Current	Non-current
Balance as of December 31, 2022(1)	$13,586	$—
Amounts received, excluding amounts recognized as revenue	(1,618)	2,792
Revenues recognized included in opening contract balance(2)	(13,586)	—
Balance as of September 30, 2023	$(1,618)	$2,792

Balance as of December 31, 2023	$100	$2,984
Amounts received, excluding amounts recognized as revenue	663	242
Revenues recognized included in opening contract balance	(662)	(1,382)
Reclassification between current and non-current	1,547	(1,547)
Balance as of September 30, 2024	$1,648	$297
(1)Includes $11,601 classified on the balance sheet in Current Liabilities as Deferred revenues.
(2)Includes $11,601 classified on the balance sheet in Current Liabilities as Deferred revenues as of December 31, 2022.
Property and Equipment
The table below sets forth the original cost of the Company’s property and equipment and accumulated depreciation or amortization as of the dates presented. The table excludes construction in process of $4,024 and $3,983 as of September 30, 2024 and December 31, 2023, respectively. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.

	September 30, 2024		December 31, 2023
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$66,390	$53,921	$67,459	$48,011
Spare engines	160,694	133,166	160,694	119,575
Rotable parts	29,837	19,037	28,335	18,512
Ground equipment	2,912	2,433	2,912	2,277
Office equipment	4,772	4,521	4,757	4,391
Leasehold improvements	1,123	856	1,123	691
Total	$265,728	$213,934	$265,280	$193,457
As of September 30, 2024, Air Wisconsin owned 63 CRJ-200 regional jets. The Company operates its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance is expensed when incurred. However, the Company uses the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs are amortized over the estimated useful life measured in engine cycles remaining until the next scheduled major maintenance activity. Lotus’ engine maintenance costs are expensed when incurred.
Depreciation expense during the three and nine months ended September 30, 2024 was $6,186 and $18,712, respectively, compared to $6,365 and $18,928 for the three and nine months ended September 30, 2023, respectively, and is included in Depreciation, amortization and obsolescence in the condensed consolidated statements of operations. Gains from the disposals of fixed assets for the three and nine months ended September 30, 2024 were $3 and $519, respectively, compared to a loss on disposals of fixed assets of $10 and $219 for the three and nine months ended September 30, 2023, respectively, and are included in Purchased services and other in the condensed consolidated statements of operations.
Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets
The Company evaluates long-lived assets and indefinite-lived intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.
When considering whether an impairment of long-lived assets exists, the Company is required to group similar assets together at the lowest level for which identifiable cash flows for such assets are largely independent of the cash flows of other assets and liabilities. The Company determined that because there is only one operating segment, one revenue contract, and one aircraft type, the asset group was at the enterprise level and as such, included an assessment of all assets and liabilities of the Company.
The Company determined that indicators of impairment existed cumulatively through the twelve months ended December 31, 2023 and thus performed a quantitative test for impairment. Based on an analysis of the fair market value of its assets, the Company determined that an impairment charge was not required as of December 31, 2023.
The Company determined that the same indicators of impairment that existed during the twelve months ended December 31, 2023 continued to exist with respect to its long-lived assets during the three and nine months ended September 30, 2024, requiring the Company to perform a quantitative test for impairment. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment continued to be applicable due to the operating losses incurred during the three and nine months ended September 30, 2024, and in combination with lower usage rates for the aircraft as a result of the pilot shortage. This resulted in lower block hours and lower cash flows generated by the long-lived assets, continuing the trends which existed as of December 31, 2023. Based on an analysis of the fair market value of its long-lived assets, the Company determined that an impairment charge was not required as of September 30, 2024. The Company continues to monitor the risks for impairment and the required analysis in light of the termination of the American capacity purchase agreement in April 2025 and the implementation of changes to Air Wisconsin's business strategies going forward. For additional information, please refer to Note 14, Subsequent Events, in this Quarterly Report.
The Company further concluded that its indefinite lived intangible assets continue to be indefinite lived intangible assets as of September 30, 2024 and that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of September 30, 2024 with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of September 30, 2024. As a result, the Company determined that the indefinite-lived intangible assets were not impaired as of September 30, 2024.
Supplemental Executive Savings Plan ("SESP")
The Company maintains the SESP for the benefit of certain executives. The SESP offers deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. At the end of each year, the Company accrues a long-term deferred compensation liability for contributions earned during that year that are contributed to the SESP in January of the successive year. Assets acquired within the plan are recorded as Long-term restricted investments (SESP) and an offsetting liability is recorded as Long-term deferred compensation (SESP) in the condensed consolidated balance sheets. Any increases or decreases in plan assets due to changes in market value are recorded as a Gain on Marketable securities and Long-term restricted investments (SESP), with an offsetting entry made to Payroll and related costs in the condensed consolidated statements of operations. This results in no impact on net loss before taxes. The values of Long-term restricted investments (SESP) and Long-term deferred compensation (SESP) liability associated with the SESP are adjusted quarterly to reflect changes in market value.
In January 2024, the Company made a contribution to the SESP in the amount of $22 compared to a contribution of $27 in January 2023. For the three and nine months ended September 30, 2024, the Company recorded $192 and $526, respectively, in Gain (loss) on marketable securities and long-term restricted investments (SESP) and $5 and $17, respectively, of interest and dividend income, with an offsetting entry made to Payroll and related costs. As of September 30, 2024 and December 31, 2023, Long-term restricted investments (SESP) were $3,755 and $3,194, respectively, and Long-term deferred compensation (SESP) were $3,755 and $3,216, respectively, in the condensed consolidated balance sheets. The value of assets and liabilities associated with the SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three and nine months ended September 30, 2023.
Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the condensed consolidated balance sheets. Other assets is made up of the items presented in the table below.

	September 30, 2024	December 31, 2023
Expected state tax refunds from 2021 and 2022 amended returns	$231	$231
Expected federal refunds from 2021 and 2022 income tax returns	6,496	6,786
Workers compensation loss fund	831	945
Long-term deposits	78	89
Other assets	$7,636	$8,051
For additional information with respect to the refunds expected for the amended 2021 and 2022 income tax returns, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements in the notes to the audited consolidated financial statements in the 2023 Annual Report.
Interest and Dividend Income
The Company records investment income earned on its Cash and cash equivalents, Marketable securities, and Long-term restricted investments (SESP) consisting primarily of interest and dividends, in Interest and dividend income in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, interest income amounted to $65 and $211, respectively, while dividend income amounted to $1,025 and $2,539, respectively. For the three and nine months ended September 30, 2023, interest income amounted to $1 and $66, respectively, while dividend income amounted to $1,295 and $3,570, respectively.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2020. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2019. As of September 30, 2024, the Company had no outstanding tax examinations.
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
Significant customers are those which represent more than 10% of the Total operating revenues or Receivables, net balance at each respective balance sheet date. Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner once all aircraft were removed from United’s flying operations in early June 2023, at which point substantially all of the Company’s revenues were derived from the American capacity purchase agreement. Prior to April 2023 substantially all of the Company's revenues were derived from the United capacity purchase agreement.
Neither American's nor United’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement were collateralized.
For additional information, please refer to Note 3, Capacity Purchase Agreements with United and American, in this Quarterly Report.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, long-lived assets, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and other factors it believes to be reasonable, including an assessment of current and anticipated future macroeconomic conditions, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. To the extent there are differences between these estimated and actual results, it may result in material effects on the Company's financial condition, results of operations and liquidity.
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
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, which is otherwise referred to as an "exit price.". Accounting Standards Codification Topic 820, Fair Value Measurement ("ASC 820") establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:
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
The tables below set forth the Company’s classification of Marketable securities, Long-term investments, and Long-term restricted investments (SESP) as of the dates presented:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$87,901	$87,901	$—	$—
Marketable securities – mutual funds	9,386	9,386	—	—
Long-term investments – bonds (see Note 5)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,755	3,755	—	—
Total	$105,317	$101,042	$4,275	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$83,826	$83,826	$—	$—
Marketable securities – mutual funds	8,921	8,921	—	—
Long-term investments – bonds (see Note 5)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,194	3,194	—	—
Total	$100,216	$95,941	$4,275	$—
Upcoming Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. While the Company does not expect to adopt the accounting standard early, it continues to evaluate the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures. The Company does expect expanded disclosures in the future in response to this guidance.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (ASC Topic740) – Improvements to Income Tax Disclosures ("ASC 740"), which is intended to enhance the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. While the Company does not expect to adopt the accounting standard early, it continues to evaluate the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures. The Company does expect expanded disclosures in the future in response to this guidance.
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
2. Liquidity
The Company’s ability to meet its liquidity needs is dependent upon its cash, cash equivalents and marketable securities balances as well as its ability to generate cash flows from operations in the future in amounts sufficient to meet its operating expenses and repay its liabilities arising from normal business operations when they come due. However, it is unlikely that the Company will be able to replace all or even a significant part of the revenues that were lost upon termination of the American capacity purchase agreement.
Air Wisconsin’s ability to continue to fund its operations and execute its business strategies will largely depend on its ability to generate cash from operating activities, which is subject to, among other things, its ability to timely and successfully implement changes to its business strategies, its ability to conform its cost structure to the size and scope of its future business operations, as well as other factors, some of which may be beyond its control. If Air Wisconsin fails to generate sufficient cash from operations in future periods, it may be required to implement further changes to its business strategies, sell or lease certain assets, raise additional equity or debt financing, or pursue some combination of the foregoing. Air Wisconsin may also be required to cease its business operations entirely.
Notwithstanding the foregoing, the Company currently believes its cash, cash equivalents and marketable securities balances will be sufficient to meet the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
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
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when the last remaining aircraft covered by the United capacity purchase agreement were removed from United’s flying operations in early June 2023. In February 2023 and November 2023, American and Air Wisconsin entered into Amendment No. 1 and Amendment No. 3, respectively, to the American capacity purchase agreement which, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. In November 2024, American and Air Wisconsin entered into Amendment No. 4 which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin. The foregoing descriptions of Amendment No. 1, Amendment No. 3, and Amendment No. 4 do not purport to be complete and are qualified in their entirety by reference to Amendment No. 1, a redacted copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, Amendment No. 3, a redacted copy of which was filed as an exhibit to the 2023 Annual Report, and Amendment No. 4, a redacted copy of which was filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 5, 2024. For additional information, please refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues, in this Quarterly Report.
On April 3, 2025. the American capacity purchase agreement terminated, and all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
4. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (1.5)% and 2.2%, respectively. The rates varied from the federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature, partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the periods, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rates for the periods were significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the periods, which impacts the effective tax rate and deferred tax benefit recognized during the periods.
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 12.3% and 15.5%, respectively. The rates varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, recording a partial valuation allowance on federal and state deferred tax assets that are ordinary in nature, and changes in the valuation allowances on federal and state deferred tax assets that are capital in nature.
5. Debt
Aircraft Notes
In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender, which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (“Aircraft Notes”) and the principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full. In December 2023, Air Wisconsin prepaid at a discount the entire outstanding principal balance of the Aircraft Notes together with all accrued interest. As a result of the prepayment, as of September 30, 2024 and December 31, 2023, Air Wisconsin no longer had any debt outstanding or debt service obligations, the liens and security interests securing the Aircraft Notes were released, and it ceased being subject to the restrictive covenants contained in the credit agreements.
For additional information, please refer to Note 7, Debt, in the notes to the audited consolidated financial statements in the 2023 Annual Report.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as Long-term investments in the condensed consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $2,142 and $2,315 as of September 30, 2024 and December 31, 2023, respectively.
6. Lease Obligations
The Company reviewed all contracts and service agreements in effect during the three and nine months ended September 30, 2024 for criteria meeting the definition of a lease within the frameworks of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company has elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identifies the separate lease and non-lease components within the contract. If the Company can benefit from the underlying asset individually or in conjunction with other readily available goods and resources and the asset is not highly dependent upon nor highly interrelated with another underlying asset covered by the contract, the Company considers the underlying asset to be a separate lease component. In those instances where the Company identifies a separate lease and non-lease component, consideration in the contract is allocated to the components based on their standalone selling prices. If standalone selling prices are not available, the Company estimates those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in Operating lease right-of-use assets, Current portion of operating lease liability, and Long-term operating lease liability in the condensed consolidated balance sheets. The creation of a right-of-use asset on the consolidated balance sheets is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin has operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space vary from 3 months to 9.3 years. For all leases with terms of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with terms longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that are variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. The variable amounts are paid as invoiced according to the terms of the respective leases. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
Certain leases contain an option to extend or terminate the lease agreement. The Company evaluates each option prior to its expiration and may or may not exercise such option depending on conditions present at the time. At the inception of the lease, if it is reasonably certain that the Company will exercise an option to extend or terminate a lease, the Company considers the option in determining the classification and measurement of the lease. The Company expects that in the normal course of business operating leases may expire,be renewed, or be replaced by other leases.
As of September 30, 2024, Operating lease right-of-use assets were $7,159, Current portion of operating lease liabilities was $3,526, and Long-term operating lease liabilities were $1,473. During the nine months ended September 30, 2024, the Company paid an aggregate of $4,252, in operating lease payments, which are reflected as a reduction to operating cash flows. For additional information, please refer to Note 11, Supplemental Cash Flow Information, in this Quarterly Report.
The table below presents operating lease related terms and incremental borrowing rates as of:

September 30, 2024
Weighted-average remaining lease term	2.2 years
Weighted-average incremental borrowing rate	7.14%
Components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$1,450	$1,467	$4,357	$4,425
Short-term lease costs	66	81	230	207
Variable lease costs	158	(89)	463	(105)
Total Lease Costs	$1,674	$1,459	$5,050	$4,527
As of September 30, 2024, Air Wisconsin leased or subleased certain training simulators and facilities for terms greater than 12 months. Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of Air Wisconsin's leases requires Air Wisconsin to reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases may expire, be renewed, or be replaced by other leases. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,674 and $5,050 for the three and nine months ended September 30, 2024, respectively, compared to $1,459 and $4,527 for the three and nine months ended September 30, 2023, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of September 30, 2024:

Fiscal Year	Amount
October 2024 through December 31, 2024	$1,395
2025	2,943
2026	374
2027	220
2028	148
Thereafter	317
Total lease payments	5,397
Less imputed interest	398
Total Lease Liabilities	$4,999
7. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of September 30, 2024, the Company believes that it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss is considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised, legal proceedings may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
We are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued audited consolidated financial statements for the Non-Reliance Periods. On January 30, 2025, the United States District Court for the Eastern District of Wisconsin dismissed the entirety of the complaint with leave to amend. The plaintiffs have indicated that they plan to appeal the decision, rather than amend their complaint. We believe these claims are without merit, and we intend to continue to vigorously defend against them.
Treasury Payroll Support Program Audit
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP-1 Agreement”) with respect to payroll support (“Treasury Payroll Support”) from the U.S. Department of Treasury (“Treasury”) under a program (“Payroll Support Program”) provided by the Coronavirus Aid, Relief, and Economic Security Act, pursuant to which Air Wisconsin received approximately $42,185 (“PSP-1”). In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the PSP-1 Agreement. The audit focused on, among other things, certain calculations used to determine the amount of Treasury Payroll Support Air Wisconsin was entitled to receive under the program. Air Wisconsin has disputed in good faith the Treasury’s interpretation of certain provisions of the application for Treasury Payroll Support and the PSP-1 Agreement, as well as the Treasury’s guidance regarding the Payroll Support Program. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. The OIG initially determined that Air Wisconsin overstated its awardable amount on its PSP-1 application; however, Air Wisconsin does not believe that it will be required to repay any amount to the Treasury.
Standby Letters of Credit
As of September 30, 2024, Air Wisconsin had five outstanding letters of credit in the aggregate amount of $303 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of September 30, 2024, Air Wisconsin maintained a credit facility with a borrowing capacity of $384 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility.
8. Sales-type Lease
In December 2023, Air Wisconsin entered into a sales-type lease for one of its aircraft that was previously treated as an operating lease since September 2022. The term of that lease is 36 months, with monthly payments of $64 commencing in December 2023 and ending in November 2026. If the lessee is not in default at the end of the lease term, the lessee may purchase the aircraft for a minimal amount at that time. Air Wisconsin has not provided a residual value guarantee as part of that lease.
The Accounting Standards Update No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326") requires assessment of the net investment in the lease as of the commencement date. Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the initial net investment in the lease to be $2,132. The Company monitors publicly available information regarding the credit worthiness of the non-U.S. governmental agency in custody of the aircraft and the aircraft serves as collateral for the lease. Management determined that a credit loss reserve of $229 was appropriate under ASC 326 as of December 31, 2023. As of September 30, 2024 the net investment in the lease was $1,997 and management determined that a credit loss reserve of $358 was appropriate, bringing the net sales lease receivable to $1,639. The change in the credit loss reserve for the three and nine months ended September 30, 2024 of $(12) and $129, respectively, reflects changes in the publicly available creditworthiness of the non-U.S. governmental agency in custody of the aircraft. As of September 30, 2024 and December 31, 2023, the net investment in the lease, net of the credit loss reserves, are labeled as Sales lease receivable, net in the condensed consolidated balance sheets as $455 and $753, respectively, which reflects the amount expected to be received over the next one-year period, and $1,184 and $1,171, respectively, for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the remaining term of the lease as of the respective dates of the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company recorded $63 and $196 of interest income, respectively, from the lease which is recorded in Interest and dividend Income in the condensed consolidated statements of operations.

Undiscounted cash flows expected over the term of the sales-type lease as of September 30, 2024 are as follows:

Fiscal year	Amount
October 2024 through December 31, 2024	$193
2025	773
2026	1,348
Total expected cash flows	2,314
Interest income	(317)
Total sales lease receivable	1,997
Less credit loss reserve	358
Total sales lease receivable, net	$1,639

Air Wisconsin does not currently have any other assets with respect to which it is the lessor.
9. Related-Party Transactions
Resource Holdings Associates (“Resource Holdings”) provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid an aggregate of $60 and $180 to Resource Holdings for each of the three and nine months ended September 30, 2024 and September 30, 2023, respectively, for these services, plus the reimbursement of certain out-of-pocket expenses.
In June 2021, Harbor agreed to pay Resource Holdings an annual fee of $150, payable monthly, for financial advisory and management services, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $113 to Resource Holdings for each of the three and nine months ended September 30, 2024 and September 30, 2023, respectively, for these services, plus the reimbursement of certain out-of-pocket expenses.

In January 2020, the Company completed an acquisition from Southshore of regional jets and engines, in exchange for the issuance of 4,000,000 shares of Harbor’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”). On June 28, 2024, Southshore converted its Series C Preferred into 16,500,000 shares of Harbor’s common stock. For additional information, please refer to Note 10, Earning Per Share and Equity, in this Quarterly Report.
10. Earnings Per Share and Equity
Calculations of net loss per share of common stock were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(2,237)	$(4,149)	$(19,655)	$(21,052)
Preferred stock dividends	—	358	985	915
Net loss applicable to common stockholders	$(2,237)	$(4,507)	$(20,640)	$(21,967)
Weighted average common shares outstanding
Shares used in calculating basic loss per share	58,558,662	43,653,627	48,126,263	44,298,542
Series C Preferred	—	—	—	—
Shares used in calculating diluted loss per share	58,558,662	43,653,627	48,126,263	44,298,542
Loss allocated to common stockholders per common share
Basic	$(0.04)	$(0.10)	$(0.43)	$(0.50)
Diluted	$(0.04)	$(0.10)	$(0.43)	$(0.50)
Basic loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred, during the period of time it was outstanding, into an aggregate of 16,500,000 shares of common stock under the if-converted method. Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion was not assumed for purposes of computing diluted loss per share if the effect would be anti-dilutive (as was the case for all periods presented).
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
On June 28, 2024, the board of directors declared aggregate dividends in the amount of $519 on the Series C Preferred, which was paid on the same date.

On June 28, 2024, certain shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all remaining shares of Series C Preferred were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred remain outstanding.
Harbor accounted for its Series C Preferred in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which was subject to conditional redemption while it was outstanding, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the condensed consolidated balance sheets as of December 31, 2023.
11. Supplemental Cash Flow Information
The following information is provided in support of the condensed consolidated statements of cash flows. Cash payments for interest for the nine months ended September 30, 2024 and September 30, 2023 were $6 and $1,598, respectively. Net cash income tax refunds and net tax payments for income taxes for the nine months ended September 30, 2024 and September 30, 2023 were $324 and $46, respectively. Cash payments included in the measurement of lease liabilities related to operating leases were $4,252 and $4,285 for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The following table provides a schedule of the non-cash activities pertaining to the statements of cash flows for the nine months ended:

	September 30, 2024	September 30, 2023
Operating activities
Gain on Long-term restricted investments (SESP)	$525	$—
Long-term deferred compensation (SESP)	539	—
Investing activities
Acquisition of property and equipment	17	315
Right of use assets acquired under operating leases	$972	$267
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of those same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$6,727	$20,776
Restricted cash	767	755
Total cash, cash equivalents, and restricted cash	$7,494	$21,531
12. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	September 30, 2024	December 31, 2023
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
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
In January 2023, a federal corporate stock repurchase excise tax of 1% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $20 and $45 during the nine months ended September 30, 2024 and as of December 31, 2023, respectively, which is included in the cost of Treasury stock in the condensed consolidated statements of stockholders’ equity. Harbor acquired a total of 74,486 and 1,092,046 shares of its common stock pursuant to the stock repurchase program for the three and nine months ended September 30, 2024, respectively, compared to 373,965 and 1,763,666 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, total cash of $383 is held for the repurchase of shares under the stock repurchase program, which is reflected as restricted cash in the condensed consolidated financial statements.
14. Subsequent Events
The Company evaluated its condensed consolidated financial statements for the nine months ended September 30, 2024 for subsequent events through May 16, 2025, the date the condensed consolidated financial statements were issued. The following subsequent events are noted:
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
•On November 27, 2024, American and Air Wisconsin entered into Amendment No. 4 to the American capacity purchase agreement ("Amendment No. 4"), which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin. A redacted copy of Amendment No. 4 was filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 5, 2024.
•On January 10, 2025, following American's delivery on January 3, 2025, of notice of the termination of the American capacity purchase agreement, Air Wisconsin announced a strategic realignment of its business strategies; as part of that realignment, Air Wisconsin began exploring various business opportunities, including (i) expanding its charter operations; (ii) focusing on Essential Air Service Program (“EAS”) markets, and (iii) transitioning its relationship with American to a codeshare and interline relationship. In light of recent uncertainty within the airline industry, although these efforts have not yet led to positive results and certain EAS markets for which Air Wisconsin submitted a bid have been awarded to other air carriers. Air Wisconsin is continuing to evaluate the viability of these and other revenue-generating opportunities, while also considering alternative strategies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements (the "condensed consolidated financial statements") and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and the other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). While certain of the following disclosures in this section are intended to capture the conditions existing as of and during the three and nine months ended September 30, 2024, this discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
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
Please refer to the “Explanatory Note” in the 2023 Annual Report, and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, for additional information on the restatement of, and the related effects on, our consolidated financial statements for the Non-Reliance Periods.
Business Overview and Recent Developments
Regional Airline Industry
Prior to the termination on April 3, 2025, of the capacity purchase agreement (the "American capacity purchase agreement") Air Wisconsin had entered into with American Airlines, Inc. ("American") in August 2022, our primary business strategy had historically consisted of providing regional airline services using regional jets to provide short and medium-haul scheduled flights that connect smaller communities with larger cities and act as “feeders” for domestic and international airline hubs. In light of the termination of the American capacity purchase agreement as further noted below, and the publicly announced fleet strategy changes by several major carriers, we believe limited opportunities exist for Air Wisconsin to enter into a new capacity purchase agreement with a major carrier.
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into the American capacity purchase agreement pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner in early June 2023 when all of Air Wisconsin’s aircraft were removed from the capacity purchase agreement that

Air Wisconsin had entered into with United Airlines, Inc. ("United") in February 2017 (the "United capacity purchase agreement"). As of September 30, 2024, Air Wisconsin owned 63 CRJ-200 regional jets manufactured by Bombardier, Inc. ("Bombardier"), 45 of which were in service for American.
Under the American capacity purchase agreement, Air Wisconsin provided regional airline services for American primarily based at Chicago O'Hare International Airport. Air Wisconsin's flights were marketed by American as American Eagle.
Air Wisconsin was entitled to receive a fixed daily amount for each aircraft covered under the agreement (which, during the three and nine months ended September 30, 2024, was subject to Air Wisconsin's ability to meet certain block hour utilization thresholds), a fixed payment for each departure, and a fixed payment for each block hour flown, in each case subject to annual increases during the term of the agreement. Air Wisconsin was eligible to receive bonus compensation, and was required to pay rebates, upon its achievement of, or failure to achieve, certain pre-established performance criteria.
Air Wisconsin was responsible for certain customary costs relating to the flight operation and maintenance of the covered aircraft along with other customary controllable expenses, including expenses associated with flight crews, line maintenance and overhead. American reimbursed Air Wisconsin for certain customary costs and expenses incurred in connection with Air Wisconsin’s flight operations, including fuel, landing and air traffic control, changes to livery and branding, aircraft and passenger liability insurance, property taxes and systems support.
American had the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also had the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. American provided all ground handling services, including gate and ticket counter services, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American had the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. The American capacity purchase agreement protected Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers.
On November 27, 2024, American and Air Wisconsin entered into Amendment No. 4 to the American capacity purchase agreement (“Amendment No. 4”) which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin.
On January 3, 2025, in accordance with Amendment No. 4, American delivered to Air Wisconsin notice of termination of the American capacity purchase agreement, effective April 3, 2025. On that date, all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
For additional information, please refer to Note 1, Summary of Significant Accounting Policies --Contract Revenues, Note 3, Capacity Purchase Agreements with United and American, Note 14, Subsequent Events, and Part II, Item 1A, Risk Factors, in this Quarterly Report.
United Capacity Purchase Agreement
Prior to early June 2023, Air Wisconsin provided regional airline services to United pursuant to the United capacity purchase agreement. For additional information, please refer to Note 1, Summary of Significant Accounting Policies–Contract Revenues, Note 3, Capacity Purchase Agreements with United and American, and Part II, Item 1A, Risk Factors, in this Quarterly Report.

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
Alternative Business Strategies

On January 10, 2025, following American's delivery of notice of the termination of the American capacity purchase agreement on January 3, 2025, Air Wisconsin announced a strategic realignment of its business strategies. As part of that realignment, Air Wisconsin began exploring various business opportunities, including (i) expanding its charter operations; (ii) focusing on Essential Air Service Program (“EAS”) markets, and (iii) transitioning its relationship with American to a codeshare and interline relationship, although these efforts have not yet led to positive results and certain EAS markets for which Air Wisconsin submitted a bid have been awarded to other air carriers. Air Wisconsin is continuing to evaluate the viability of these revenue generating opportunities, and it may be required to implement further changes to its business strategies, sell or lease certain assets, raise additional equity or debt financing, or pursue some combination of the foregoing. Air Wisconsin may also be required to cease its business operations entirely.
Federal and State Tax Refunds
We also determined that, as a result of the United Arbitration Award, we would amend our 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to certain disputed amounts at issue in the United arbitration. As a result, we have recorded federal and state tax assets of approximately $7.4 million in the aggregate related to the amendment of the 2021 and 2022 federal and state income tax returns. The decrease in revenues and interest income also resulted in federal and state net operating losses as of December 31, 2022 and December 31, 2023. While we established valuation allowances against our deferred tax assets during the years ended December 31, 2022 and December 31, 2023 and continuing during the three and nine months ended September 30, 2024, the federal and state net operating losses are available to reduce future taxable income. For additional information, please refer to Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements included in the 2023 Annual Report, and Note 14, Subsequent Events, in this Quarterly Report.
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
Labor Shortages and Reduction in Workforce
Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. An industry-wide pilot shortage has existed for many years, which is the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at other regional carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. As a result, Air Wisconsin, like most of its peers, had difficulty hiring and retaining a sufficient number of pilots during the three and nine months ended September 30, 2024. As further described below, the termination of the American capacity purchase agreement impacted Air Wisconsin's ongoing need to hire and retain pilots and other qualified personnel. As such, the historical shortages have been abated until such time as Air Wisconsin may be able to find an opportunity requiring it to regrow its workforce.
In response to the termination of the American capacity purchase agreement, Air Wisconsin is engaged in an active review of its staffing, recruiting, and retention efforts. In January 2025, Air Wisconsin notified each of its employees that it may need to implement a workforce reduction plan to re-balance its workforce to better align with the evolving needs of its business, and on March 14, 2025, Air Wisconsin notified certain of its employees that they would be furloughed or terminated. In light of recent uncertainty within the airline industry and as part of our effort to align our cost structure with Air Wisconsin's alternative business strategies, on April 10, 2025, Air Wisconsin notified its remaining workforce of additional reductions. If Air Wisconsin is unable to successfully identify and implement additional revenue generating activities, it may not be able to retain a sufficient number of personnel to continue operations. Conversely, if Air Wisconsin is able to successfully implement its new business strategies or identify other revenue generating activities, it may not be able to scale its workforce to sufficient levels to support any such activities. These actions and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain business plans or otherwise interfere with our ability to operate effectively, each of which could have an adverse impact on our business, operating results and financial condition.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and September 30, 2023
We had an operating loss of $5.5 million for the three months ended September 30, 2024, compared to an operating loss of $5.1 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, we had a net loss of $2.2 million compared to a net loss of $4.5 million for the three months ended September 30, 2023.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	199,576	226,190	(26,614)	(11.8%)
Actual Block Hours	20,443	22,185	(1,742)	(7.9%)
Actual Departures	14,747	16,110	(1,363)	(8.5%)
Revenue Passenger Miles ("RPMs") (in thousands)	170,333	192,732	(22,399)	(11.6%)
Average Stage Length (in miles)	277	287	(10)	(3.5%)
Contract Revenue Per Available Seat Mile (in cents)	26.84 ¢	22.09 ¢	4.75 ¢	21.5%
Passengers	603,837	659,909	(56,072)	(8.5%)
The decrease in ASMs, block hours, departures, RPMs and passengers, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily due to the industry-wide pilot shortage, particularly impacting our captain position, which resulted in a significantly lower number of flights. The decrease in average stage length is the result of American scheduling Air Wisconsin's aircraft on shorter routes during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. During the three months ended September 30, 2024, the increase in contract revenue per available seat mile is a result of contract revenues on a per-departure basis being spread over shorter stage lengths, combined with increased revenue rates resulting from our negotiation of Amendment No. 3 to the American capacity purchase agreement in November 2023, when compared to contract revenues on a per-departure basis being spread over relatively longer stage lengths and lower contract revenue rates during the three months ended September 30, 2023.

Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
Operating Revenues (in thousands):
Contract Revenues	$53,570	$49,958	$3,612	7.2%
Contract Services and Other	3	98	(95)	(96.9)%
Total Operating Revenues	$53,573	$50,056	$3,517	7.0%
Total operating revenues increased $3.5 million, or 7.0%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Although block hours and departures decreased as a result of the industry-wide pilot shortage, they were offset by increases in revenue rates and revenue recognized due to minimum revenues based on crew availability. For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Contract Revenues, in this Quarterly Report.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$31,049	$29,444	$1,605	5.5%
Aircraft Fuel and Oil	76	115	(39)	(33.9%)
Aircraft Maintenance, Materials and Repairs	16,223	11,175	5,048	45.2%
Other Rents	1,674	1,459	215	14.7%
Depreciation, Amortization and Obsolescence	6,523	6,398	125	2.0%
Purchased Services and Other	3,567	6,537	(2,970)	(45.4%)
Total Operating Expenses	$59,112	$55,128	$3,984	7.2%
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $1.6 million, or 5.5%, to $31.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by increases in pilot wages of $1.9 million, mechanic wages of $0.2 million, and management wages of $0.2 million, and the increase in the market value of our Long-term restricted investments (SESP) that reflect the assets held in the supplemental executive savings plan ("SESP"). These increases were partially offset by decreases in benefits expense of $0.4 million and personnel expenses of $0.4 million as a result of lower block hours and departures.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American and United capacity purchase agreements during the three months ended September 30, 2024 and September 30, 2023, were directly paid to suppliers by American and United. These costs were relatively flat during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. We were responsible for the cost of aircraft oil under both the American capacity purchase agreement and the United capacity purchase agreement, although this expense is not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs increased $5.0 million, or 45.2%, to $16.2 million for the three months ended September 30, 2024, compared to the three months ended

September 30, 2023, primarily as a result of increased airframe repairs of $1.9 million, airframe materials used of $2.6 million, airframe scrap expense of $0.2 million, freight costs of $0.2 million and engine repair costs of $0.1 million.
Other Rents. Other rents increased $0.2 million, or 14.7%, to $1.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of an increase in flight simulator rent of $0.2 million due to rent abatement during the three month period in 2023.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $0.1 million, or 2.0%, to $6.5 million from $6.4 million for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. The change was primarily attributable to slightly higher amortization expense related to contract costs incurred under the American capacity purchase agreement, offset by a decrease in depreciation expense on flight equipment of $0.2 million.
Purchased Services and Other. Purchased services and other expense decreased $3.0 million, or 45.4%, to $3.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease in legal expenses of $2.5 million incurred in connection with the United arbitration, which concluded during the first quarter of 2024, a decrease of $0.3 million in professional and technical fees, and a decrease of $0.2 million in insurance as a result of lower flying.
Other Income (Expense)
Interest and Dividend Income. Interest and dividend income decreased $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease in cash and marketable securities as a result of our prepayment of Air Wisconsin's outstanding third-party secured aircraft debt in December 2023. For additional information, please refer to Note 6, Debt, in this Quarterly Report.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Gain (Loss) on Marketable Securities and Long-Term Restricted Investments (SESP). Gain on marketable securities and Long-term restricted investments (SESP) increased $3.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an increase in the value of marketable securities. The overall increase was partially due to an increase of $0.2 million in the market value of Long-term restricted investments (SESP), which reflect the assets held in the SESP. The SESP was added to our consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the three months ended September 30, 2023. For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Supplemental Executive Savings Plan ("SESP"), in this Quarterly Report.
Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Net Loss
Net loss for the three months ended September 30, 2024 was $2.2 million, or $0.04 per basic and diluted share, compared to net loss of $4.1 million, or $0.10 per basic and diluted share, for the three months ended September 30, 2023. For additional information, please refer to Note 10, Earnings Per Share and Equity, in this Quarterly Report.
The decrease in the net loss of $2.3 million for the three months ended September 30, 2024, compared to the net loss for the three months ended September 30, 2023, was primarily driven by an increase in operating revenues of $3.5 million and an increase in the Gain (loss) on marketable securities and Long-term restricted investments (SESP) of $3.2 million. These increases were partially offset by an overall increase in operating expenses of $4.0 million. An increased valuation allowance on deferred tax assets was in part responsible for the decreased tax benefit of $0.6 million for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.
Income Tax Benefit
For the three months ended September 30, 2024, our effective tax rate was (1.5)%, compared to 12.3% for the three months ended September 30, 2023. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax expense of $0.0 million for the three months ended September 30, 2024, and an income tax benefit of $0.6 million for the three months ended September 30, 2023.
The income tax expense for the three months ended September 30, 2024 resulted in an effective tax rate of (1.5)%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.
The income tax benefit for the three months ended September 30, 2023 resulted in an effective tax rate of 12.3%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, an increase in valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, and an increase in the valuation allowances on deferred tax assets that are capital in nature.
Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023
We had an operating loss of $26.0 million for the nine months ended September 30, 2024, compared to an operating loss of $28.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 we had a net loss of $20.6 million compared to a net loss of $22.0 million for the nine months ended September 30, 2023.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	575,632	707,526	(131,894)	(18.6%)
Actual Block Hours	58,193	67,332	(9,139)	(13.6%)
Actual Departures	41,951	47,219	(5,268)	(11.2%)
Revenue Passenger Miles ("RPMs") (in thousands)	476,196	593,418	(117,222)	(19.8%)
Average Stage Length (in miles)	281	308	(27)	(8.8%)
Contract Revenue Per Available Seat Mile (in cents)	25.08 ¢	21.38 ¢	3.70 ¢	17.3%
Passengers	1,672,885	1,904,565	(231,680)	(12.2%)
The decrease in ASMs, block hours, departures, passengers, and RPMs during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, was primarily due to the industry-wide pilot shortage, particularly impacting our captain position, which resulted in a significantly lower number of flights. The decrease in average stage length is primarily the result of American scheduling Air Wisconsin's aircraft on shorter routes during the nine months ended September 30, 2024 as compared to the routes scheduled by American and United during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the increase in contract revenue per available seat mile, when compared to the nine months ended September 30, 2023, was a result of contract revenues on a per departure basis being spread over shorter stage lengths combined with higher contract revenue rates under the American capacity purchase agreement when compared to the United capacity purchase agreement.

Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Operating Revenues (in thousands):
Contract Revenues	$144,362	$151,286	$(6,924)	(4.6%)
Contract Services and Other	7	295	(288)	(97.6)%
Total Operating Revenues	$144,369	$151,581	$(7,212)	(4.8%)
Total operating revenues decreased $7.2 million, or 4.8%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a decrease in block hours and departures as a result of the industry wide pilot shortage. In addition, certain contract revenues were recognized in proportion to flights flown over total expected flights over the expected contract term of the American capacity purchase agreement. When there was an expectation that total flights in the future would increase over current levels, it could cause a portion of these certain contract revenues to be deferred into future periods, contributing to the overall decrease in current period contract revenues. For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Contract Revenues in this Quarterly Report.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$92,766	$89,165	$3,601	4.0%
Aircraft Fuel and Oil	208	438	(230)	(52.5%)
Aircraft Maintenance, Materials and Repairs	43,537	48,393	(4,856)	(10.0%)
Other Rents	5,050	4,527	523	11.6%
Depreciation, Amortization and Obsolescence	19,114	19,125	(11)	(0.1%)
Purchased Services and Other	9,686	18,511	(8,825)	(47.7%)
Total Operating Expenses	$170,361	$180,159	$(9,798)	(5.4%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $3.6 million, or 4.0%, to $92.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily driven by increases in mechanic wages of $1.7 million, employee benefits of $1.1 million, management wages of $1.3 million that increased primarily as a result of an increase in the market value of Long-term restricted investments (SESP) and in general management wages, pilot wages of $0.6 million, payroll taxes of $0.3 million and dispatch wages of $0.1 million primarily related to a one-time bonus for dispatch employees. These increases were partially offset by decreases in personnel and per diem expense of $1.3 million and flight attendant wages of $0.3 million primarily as a result of lower block hours and departures.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American and United capacity purchase agreements during the nine months ended September 30, 2024 and September 30, 2023, were directly paid to suppliers by American and United. These costs decreased approximately $0.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of transition costs incurred in the first nine months of 2023 to prepare aircraft to commence flight services under the

American capacity purchase agreement, which were not incurred during the nine months ended September 30, 2024. We were responsible for the cost of aircraft oil under both the United capacity purchase agreement and the American capacity purchase agreement, although this expense is not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $4.9 million, or 10.0%, to $43.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily as a result of reduced flying levels and a decrease in maintenance associated with the transition to American during 2023. The decrease was primarily driven by decreases in airframe repairs of $6.9 million, and airframe rotable scraps of $0.6 million, partially offset by increases in airframe materials used of $1.3 million, engine repairs of $0.6 million, overhaul amortization of $0.2 million, shop supplies and new tool purchases of $0.2 million, and a decrease in rebates of $0.2 million.
Other Rents. Other rents increased $0.5 million, or 11.6%, to $5.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of increases in flight simulator rent of $0.5 million due to a rent abatement during the second quarter of 2023 and annual escalation of rent costs.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence was relatively unchanged at $19.1 million for the nine months ended September 30, 2024 and September 30, 2023.
Purchased Services and Other. Purchased services and other expense decreased $8.8 million, or 47.7%, to $9.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in legal expenses of $7.1 million related to the United arbitration, which concluded during the first quarter of 2024, $0.5 million in insurance as a result of lower flying levels, professional and technical fees of $0.2 million, and landing fees of $0.1 million, as well as a gain on the sale of fixed assets of $0.7 million.
Other Income (Expense)
Interest and Dividend Income. Interest and dividend income decreased $0.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in cash and marketable securities due to Air Wisconsin paying off all its aircraft debt in December 2023.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Gain (Loss) on Marketable Securities and Long-term Restricted Investments (SESP). Gain on Marketable securities and Long-term restricted investments (SESP) increased $3.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Although the gains in Marketable securities and Long-term restricted investments (SESP) were partially due to an increase of $0.5 million in the market value of Long-term restricted investments (SESP) held within the SESP, the primary portion of the gain, in the amount of $2.7 million, was attributable to an overall increase in the fair market value of Marketable securities for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The SESP was added to our consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the nine months ended September 30, 2023. For additional information, please refer to Note 11, Retirement and Other Benefit Plans, in the 2023 Annual Report.
Other, Net. Other income and expense was immaterial and relatively unchanged for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Net Loss
Net loss for the nine months ended September 30, 2024 was $19.7 million, or $0.43 per basic and diluted share, compared to net loss of $21.1 million, or $0.50 per basic and diluted share, for the nine months ended September 30, 2023. For additional information, please refer to Note 10, Earnings Per Share and Equity, in this Quarterly Report.
The decrease in the net loss of $1.4 million for the nine months ended September 30, 2024, compared to the net loss for the nine months ended September 30, 2023, was primarily driven by a decrease in overall operating expenses of $9.8 million offset by a decrease in operating revenues of $7.2 million, which resulted in a lower operating loss of approximately $2.6 million. The lower operating loss was further reduced by an increase in the Gain (loss) on Marketable securities and Long-term restricted investments (SESP) of $3.2 million which was partially offset by a decrease in interest and dividend income of $0.9 million as a result of Air Wisconsin paying off its secured aircraft debt in December 2023. An increase in the valuation allowance on deferred tax assets was in part responsible for the decrease in tax benefit of approximately $3.4 million when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023.
Income Tax Benefit
For the nine months ended September 30, 2024, our effective tax rate was 2.2%, compared to 15.5% for the nine months ended September 30, 2023. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets.
We recorded an income tax benefit of $0.4 million and $3.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The income tax benefit for the nine months ended September 30, 2024 resulted in an effective tax rate of 2.2%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgement is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.
The income tax benefit for the nine months ended September 30, 2023 resulted in an effective tax rate of 15.5%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, and an increase in the valuation allowances on deferred tax assets that are capital in nature.
In the fourth quarter of 2024, with the exception of two states requiring the processing of the amended federal return before the filing of the state amended return, we amended the 2021 and 2022 federal and state income tax returns as a result of the United Arbitration Award and the restatement of the previously issued consolidated financial statements. The 2021 amended income tax returns are expected to result in federal and state tax refunds of approximately $0.3 million and $0.1 million, respectively. The 2022 amended income tax returns are expected to result in federal and state tax refunds of approximately $6.5 million and $0.6 million, respectively. As of September 30, 2024, the anticipated 2021 federal tax refund is recorded in Prepaid expenses (current assets), while as of December 31, 2023 it is recorded in Other (long-term assets). Meanwhile, as of September 30, 2024 and December 31, 2023 the 2022 federal tax refund is reflected in Other assets in the Long-Term Assets section in the condensed consolidated balance sheets, while the anticipated state tax refunds are reflected in Receivables, net, and Other (long-term assets) in the amounts of $0.4 million and $0.2 million, respectively. The classification of these amounts is dependent on when the Company expects to receive the anticipated tax refund amounts. The filing of the 2022 federal amended tax return will also result in a net operating loss carryforward to 2023 of approximately $14.7 million, and various state net operating loss carryforwards to 2023 totaling approximately $14.2 million.
For additional information, please refer to Note 6, Income Taxes, in the notes to the audited consolidated financial statements included in the 2023 Annual Report.
Liquidity and Capital Resources
Recent Operational Performance
Our business has experienced significant volatility over the past couple of years relative to historical levels, which has impacted our financial performance and cash flows from operations. Air Wisconsin’s departures and block hours during the nine months ended September 30, 2024 and September 30, 2023 were below pre-COVID-19 levels, generally due to the industry-wide pilot shortage. For the nine months ended September 30, 2023, departures and block hours were also negatively affected by the transition in flying from United to American. Although departures and block hours (and as a result, operating revenues) were also lower during the nine months ended September 30, 2024, Air Wisconsin’s operating expenses were significantly lower as compared to the nine months ended September 30, 2023. This resulted in positive net operating cash flows for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.
For the nine months ended September 30, 2024, Air Wisconsin was engaged in the business of providing scheduled passenger service for American pursuant to the American capacity purchase agreement, and approximately 100% of the Company’s operating revenues were derived from operations associated with that agreement. However, the American capacity purchase agreement terminated on April 3, 2025.
We are taking actions to implement changes to our business strategies in light of the termination of the American capacity purchase agreement, as well as other factors impacting the current operating environment and competitive landscape, although these efforts have not yet led to positive results. In addition, as part of our effort to align our cost structure with Air Wisconsin's new business strategies, we have recently commenced a series of reductions in Air Wisconsin's workforce and the closure of certain operational facilities. Although these measures involve certain short-term costs, we anticipate that they will yield net savings in the long run. However, there are considerable risks and uncertainties associated with the timing and implementation of each aspect of our evolving business strategies.
Sources of Liquidity
Historically, our principal sources of liquidity are our cash and cash equivalents balance, our marketable securities balances, and Air Wisconsin’s cash flows from operations. As of September 30, 2024, our cash and cash equivalents balance was $6.7 million, and we held $97.3 million of marketable securities. For the nine months ended September 30, 2024, cash provided by operations was $3.8 million. In the near term, we expect to fund our liquidity requirements through existing cash, cash equivalents, and marketable securities balances. However, there is considerable uncertainty around our ability to achieve and maintain positive cash flows from operations, primarily as a result of the implementation of our evolving business strategies following the loss of our flying under the American capacity purchase agreement.
Restricted Cash
As of September 30, 2024, in addition to cash and cash equivalents of $6.7 million, the Company had $0.8 million in restricted cash, which relates to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility.
Operating Expenses and Capital Expenditures
Air Wisconsin requires cash to fund its operating expenses and working capital requirements, which primarily includes outlays for capital expenditures, labor, and maintenance costs. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events and changes to labor costs. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect changes in labor costs, projected demand for our flying services, required maintenance events and current market conditions. Our capital expenditures are typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the nine months ended September 30, 2024, we incurred $2.9 million in capital expenditures primarily related to purchases of rotable parts. We expect future capital expenditures to be impacted by the success or failure of our evolving business strategies. However, as there is considerable uncertainty with respect to such changes, we do not currently have visibility as to the impact on our future capital expenditures.
Short-Term and Long-Term Liquidity Considerations
Notwithstanding the termination of the American capacity purchase agreement, we currently believe our cash, cash equivalents and marketable securities balances will be sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing.

Over the longer term, Air Wisconsin’s ability to continue to fund its operations and execute its business strategies will largely depend on its ability to generate cash from operating activities, which is subject to, among other things, its ability to timely and successfully implement changes to its business strategies and its ability to conform its cost structure to the size and scope of its future business operations, as well as other factors, some of which may be beyond our control. If Air Wisconsin fails to generate sufficient cash from operations in future periods, it may be required to implement further changes to its business strategies, sell or lease certain assets, raise additional equity or debt financing, or pursue some combination of the foregoing. Air Wisconsin may also be required to cease its business operations entirely.
Risks and Uncertainties Impacting Liquidity
There can be no assurance that we will be able to replace, in whole or in part, the revenues under the American capacity purchase agreement, or to generate sufficient cash flows from operations or reduce our costs in connection with the implementation of our evolving business strategies, to meet our future liquidity needs. Stockholders and investors should be aware that there are significant risks and uncertainties associated with our business strategies and operations going forward and that they may lose all or part of their investment.
For additional information, please refer to Part II, Item 1A, Risk Factors, in this Quarterly Report.
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$3,839	$(18,492)	$22,331	(120.8%)
Net cash (used in) provided by investing activities	(4,165)	14,257	(18,422)	(129.2%)
Net cash used in financing activities	(13,711)	(13,401)	(310)	2.3%
Net Cash Provided by (Used in) Operating Activities
During the nine months ended September 30, 2024, net cash provided by operating activities was $3.8 million. We had a net loss for the period of $19.7 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $21.8 million, accounts receivable of $1.7 million, accounts payable of $5.2 million, sales lease receivable of $0.3 million, accrued payroll and employee benefits of $0.2 million, and other accrued expenses of $0.1 million. These amounts were partially offset by decreases in spare parts and supplies of $1.2 million, prepaid expenses and other of $0.2 million, contract liabilities of $1.1 million, deferred income taxes of $0.4 million, a gain on the disposition of assets of $0.5 million, and a non-cash gain on marketable securities of $2.6 million.
During the nine months ended September 30, 2023, net cash used in operating activities was $18.5 million. We had a net loss for the period of $21.1 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $21.6 million, accounts receivable of $1.6 million, prepaid expenses and other of $0.9 million, accrued payroll and employee benefits of $0.2 million, and a non-cash loss of $0.2 million on the disposition of assets. These amounts were partially offset by decreases in deferred revenue of $11.6 million, accounts payable of $5.2 million, deferred income taxes of $3.9 million, contract liabilities of $0.8 million, spare parts and supplies of $0.5 million, and other long-term liabilities of $0.2 million.
Net Cash (Used in) Provided by Investing Activities
During the nine months ended September 30, 2024, our cash flows used in investing activities were $4.2 million, of which approximately $2.9 million was for additions to property and equipment and $2.1 million was for the purchase of marketable securities. These amounts were partially offset by $0.6 million of proceeds from the disposition of property and equipment and $0.1 million of proceeds from the sale of marketable securities.
During the nine months ended September 30, 2023, net cash provided by investing activities was $14.3 million, of which $20.0 million was from the sale of marketable securities, partially offset by $3.0 million for additions to property and equipment and $2.7 million for the purchase of marketable securities.

Net Cash Used in Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities was $13.7 million, of which $10.7 million was used for the partial redemption of the Series C preferred stock, $1.0 million was used to pay dividends on preferred stock, and $2.0 million was used to repurchase shares of Harbor's common stock.
During the nine months ended September 30, 2023, net cash used in financing activities was $13.4 million, of which $8.6 million was used to repay long-term debt, $0.9 million was used to pay dividends on preferred stock, and $3.9 million was used for the repurchase of shares of Harbor's common stock.
Commitments and Contractual Obligations
Operating Lease Obligations
As of September 30, 2024, Air Wisconsin had $5.4 million of operating lease obligations primarily related to certain training simulators and facilities.
The following table summarizes the future minimum lease payments required under operating leases that had initial or remaining non-cancelable lease terms greater than three months as of September 30, 2024:

Fiscal Year	Amount
October 2024 through December 31, 2024	$1,395
2025	2,943
2026	374
2027	220
2028	148
Thereafter	317
Total lease payments	5,397
For additional information, please refer to Note 6, Lease Obligations, in this Quarterly Report.
Series C Convertible Redeemable Preferred Stock
In January 2020, Harbor completed an acquisition from Southshore Aircraft Holdings, LLC (together with its affiliates, "Southshore") of three CRJ-200 regional jets, each having two General Electric (“GE”) engines, plus five additional GE engines, in exchange for the issuance of 4,000,000 shares of Harbor’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”) with an aggregate value of $13.2 million, or $3.30 per share (the “Series C Issue Price”). Air Wisconsin had leased each of these CRJ-200 regional jets and GE engines from Southshore. In January 2020, Harbor filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware, which established the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred.
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
On June 28, 2024, certain shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all remaining shares of Series C Preferred were redeemed for $10.7 million. After giving effect to such conversion and redemption, no shares of Series C Preferred remain outstanding.

Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion was not assumed for purposes of computing diluted loss per share since the effect would have been anti-dilutive due to the net loss position for the nine months ended September 30, 2024 and September 30, 2023.
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
Pursuant to the restructuring, the outstanding principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full, and the senior aircraft notes issued under the original credit agreements were cancelled and exchanged for notes in an outstanding principal amount of $70.0 million. The notes issued under the Aircraft Credit Agreements (collectively, the “Aircraft Notes”) bore interest at the rate of 4.0% per annum and had a maturity date of December 31, 2025. The principal amount of the Aircraft Notes was payable in semi-annual installments of $3.5 million with certain additional amounts payable based on excess cash flow. Each Aircraft Note issued pursuant to an Aircraft Credit Agreement was secured by each aircraft acquired with the proceeds of any of the original credit agreements and by certain spare aircraft, spare engines and spare parts.
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
In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. The OIG initially determined that Air Wisconsin overstated its awardable amount on its PSP-1 application; however, Air Wisconsin does not believe that it will be required to repay any amount to the Treasury. No audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the date of this filing. For additional information, please refer to Note 10, Commitments and Contingencies, in our consolidated financial statements included in the 2023 Annual Report.
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
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our condensed consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience, existing and known circumstances, authoritative accounting guidance, and other factors and assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.
For additional information, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", in the 2023 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Airplane fuel is typically a material cost incurred by airlines, and fuel prices are subject to significant volatility, which can have a material impact on operating and financial results. Pursuant to the American capacity purchase agreement, American sourced, procured and directly paid third-party vendors for substantially all fuel used in the performance of the agreement. The United capacity purchase agreement contained similar terms. As a result, Air Wisconsin has historically been largely insulated from volatility related to changes in fuel prices.
Due to the termination of the American capacity purchase agreement, and in connection with Air Wisconsin's efforts to identify and implement new business strategies, Air Wisconsin may become subject to certain factors that typically cause volatility in airline financial performance, including fluctuations in fuel and oil prices.
Except as discussed above, there have been no material changes to the information regarding market risk provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in the 2023 Annual Report.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rule 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of

September 30, 2024, the last day of the period covered by this Quarterly Report, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
The identified material weakness arose from our recognition of certain disputed amounts under the United capacity purchase agreement that were in dispute in the United arbitration. We previously recognized all of the disputed amounts during the Non-Reliance Periods, which we later determined, in consultation with knowledgeable third-party advisors, was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we determined that, contrary to the prior conclusion we reached in consultation with knowledgeable third-party advisors regarding the correct application of a complex standard to a complex agreement, we should have constrained a portion of the disputed amounts. This determination was based on additional guidance received from additional third-party advisors as to the manner in which ASC 606 should be applied to the recognition of revenue under the agreement, irrespective of the actual outcome of the dispute with United. This deficiency led to a material error (as that concept is defined in the accounting guidance) in our previously issued consolidated financial statements, which in turn led to the restatement of those financial statements and the finding of a material weakness.

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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation measures discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed that United owed it certain amounts under the capacity purchase agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators issued the United Arbitration Award in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claim that Air Wisconsin breached the agreement by terminating it and United's claim that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration.
As disclosed in the 2023 Annual Report, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued audited consolidated financial statements for the year ended December 31, 2022 contained in the Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited interim consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the first three quarters in the years ended December 31, 2022 and December 31, 2023. On January 30, 2025, the United States District Court for the Eastern District of Wisconsin dismissed the entirety of the complaint with leave to amend. The plaintiffs have indicated that they plan to appeal the decision, rather than amend their complaint. We believe these claims are without merit, and we intend to continue to vigorously defend against them.
Item 1A. Risk Factors
Our short- and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in Harbor’s common stock involves substantial risk. Before deciding to purchase or sell Harbor’s common stock, stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of Harbor’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, in particular as we navigate the uncertainty associated with the realignment of Air Wisconsin's business strategies resulting from the termination of the American capacity purchase agreement.
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
In response to the termination of the American capacity purchase agreement, on January 10, 2025, Air Wisconsin announced a strategic realignment of its business strategies. As part of that realignment, Air Wisconsin began exploring various business opportunities, including (i) expanding its charter operations, which commenced in the fourth quarter of 2024; (ii) bidding on certain federally subsidized Essential Air Service (“EAS”) markets; and (iii) transitioning its relationship with American to a codeshare and interline relationship, although these efforts have not yet led to positive results and certain EAS markets for which Air Wisconsin submitted a bid have been awarded to other air carriers. Stockholders should be aware that transitioning Air Wisconsin's existing business operations into new markets will be complex, costly and time-consuming, our management will have to devote substantial time and resources to such efforts, and there are considerable risks and uncertainties associated with each of these new business strategies. In light of recent changes in the airline industry landscape, Air Wisconsin is still evaluating the viability of implementing each of these strategies, and there is no guarantee it will be successful in executing any of them. We expect Air Wisconsin’s flying for the next several months, and perhaps indefinitely, to be drastically reduced from the level of its flying before the termination of the American capacity purchase agreement, and there may be periods during which Air Wisconsin operates no flights. Even if Air Wisconsin is successful in executing on any of these strategies, it is unlikely, even in a best case scenario, that the revenues generated from these strategies will be sufficient to offset revenues lost upon termination of the American capacity purchase agreement. If Air Wisconsin is unable to generate sufficient revenues from the implementation of any of these strategies, or if it is unable to identify or implement other revenue generating activities or to conform its cost structure to the size and scope of its business operations, it will have a material adverse effect on our business, financial condition, and results of operations, and Air Wisconsin may be required to pursue alternative strategies, sell or lease certain assets, raise additional equity or debt financing, or cease its business operations entirely. Investors are cautioned that they may lose all or part of their investment.
In connection with Air Wisconsin’s evolving business strategies, we commenced a series of reductions in Air Wisconsin’s workforce and the closure of certain operational facilities. These initiatives are intended to align with the evolving needs of our business, reduce operating expenses, improve cost efficiencies, and further preserve our cash and cash equivalents balance. However, they may not result in the anticipated benefits, and they may result in unexpected difficulties, disruptions or costs that could make it more difficult to implement our business plans and achieve our strategic objectives. For example, we may fail to accurately estimate the level of expenses or future cost savings associated with our initiatives, in which case our future operating results may be worse than expected. Further, we may not be successful in implementing improvements to our cost structure sufficient to offset the significant reduction in flying we anticipate to occur even if we are successful in implementing our business strategies. Finally, our workforce reductions and facilities closures may be disruptive to our business and have unanticipated consequences, such as attrition beyond planned staff reductions, reduced employee morale, and decreased operational capabilities. These initiatives could also harm our ability to attract, recall, or retain qualified personnel, which could reduce the strategic alternatives available to us, or limit our opportunities for future growth, any of which could adversely affect our business and results of operations.
Each of our proposed new business strategies has significant risks and uncertainties, and, if we are unable to respond adequately to these risks, Air Wisconsin may be unable to achieve or sustain profitability or generate positive cash flows from operations, which would have an adverse impact on our financial condition and results of operations.
The business opportunities Air Wisconsin announced as part of its operational realignment have risks due to factors specific to each of those markets. We may be unable to foresee all of the risks upon entering these markets or to respond adequately to these risks, and our business and the execution of this realignment may suffer as a result. If Air Wisconsin is unable to achieve or sustain profitable operations in new and existing markets, or to generate positive cash flows from operations, our business, financial condition and results of operations will be materially adversely affected. In that case, Air Wisconsin may be required to implement further changes to its business strategies, sell or lease certain assets, raise additional equity or debt financing to fund ongoing operations, or cease its business operations entirely.
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
While Air Wisconsin has submitted to the DOT bids for several federally subsidized EAS markets, it has not been awarded any bid for any EAS market and there is no guarantee it will be granted any such awards. Air Wisconsin faces numerous challenges in pursuing this EAS strategy, such as:
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
We may devote significant financial and other resources in attempting to implement this operational realignment, but we may be unsuccessful. Any failure to do so could result in Air Wisconsin being required to implement further changes to its business strategies, sell or lease certain assets, raise additional equity or debt financing to fund ongoing operations, or cease its business operations entirely, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if we are successful in implementing these strategies, there is no guarantee we will be able to operate Air Wisconsin’s business in a manner that will allow us to achieve and maintain profitability or positive cash flows from operations.
Air Wisconsin may experience difficulty hiring and retaining a sufficient number of qualified pilots, mechanics and flight attendants, which may negatively affect Air Wisconsin’s business and operations.
As a result of the termination of the American capacity purchase agreement, on April 3, 2025, Air Wisconsin ceased all flying for American. We expect Air Wisconsin’s flying for the next several months, and perhaps indefinitely, to be drastically reduced from the level of its flying before the termination of the American capacity purchase agreement and there may be periods during which Air Wisconsin operates no flights. As noted above, in anticipation of that reduced flying, Air Wisconsin furloughed a significant number of its pilots and has taken other actions to reduce the number of active mechanics and flight attendants and other staff on its payroll. If Air Wisconsin is successful in implementing any of its business strategies, its level of flying may increase and it will need to bring back, rehire or otherwise recall furloughed pilots, mechanics, and flight attendants and then retain those employees to service the increased flying. If Air Wisconsin is unable to employ a sufficient number of pilots, mechanics and flight attendants, it could have a material adverse impact on Air Wisconsin’s business and operations. In addition, if future pilot, mechanic or flight attendant attrition rates outpace Air Wisconsin’s ability to hire and retain qualified pilots, mechanics and flight attendants, Air Wisconsin may need to continue to increase its labor costs, which would negatively impact Air Wisconsin’s operations and our financial condition.
The loss of key personnel upon whom Air Wisconsin depends to operate its business or the inability to attract additional qualified personnel could adversely affect our business.
In light of the termination of the American capacity purchase agreement, our future success depends on our ability to retain or attract highly qualified management, technical and other personnel with the skills necessary to successfully implement a realignment of Air Wisconsin’s operations. We may not be successful in retaining key personnel or in attracting other highly qualified personnel, especially as a result of the significant risks and uncertainties associated with implementing a realignment of Air Wisconsin's operations, some of which are described above. Any inability to attract or retain qualified management personnel and other employees, or any significant increases in the costs associated with recruiting or retaining qualified employees, could have a material adverse effect on our business, results of operations and financial condition.
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
A significant interruption or disruption in service at any airport serviced by Air Wisconsin resulting from factors such as air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party vendors, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in a severe disruption of our business, which would cause an adverse impact on our results of operations and financial condition. These risks may become more significant as we seek to transition our existing business operations and expand into new markets and geographic areas.
The amounts Air Wisconsin receives under any new flying agreements may be less than the corresponding costs Air Wisconsin incurs.
Historically, Air Wisconsin’s capacity purchase agreements have provided that certain significant operating costs, such as fuel, insurance, landing fees and certain taxes, were passed through to, and paid by, the major airline, while other costs were Air Wisconsin’s responsibility. Any new agreements Air Wisconsin enters into may not provide for the reimbursement by the other party of any “pass-through” costs and may not provide for any escalation in compensation to cover any unanticipated increase in costs. As a result Air Wisconsin would bear the entire economic risk of all increased costs of operations, not just those increases related to the expenses for which it has traditionally been responsible under its capacity purchase agreements. In particular, aircraft fuel is critical to Air Wisconsin's operations, and any future increases in fuel prices, or significant disruptions in the supply of aircraft fuel, could have a material adverse impact on Air Wisconsin's business.
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
On April 3, 2025, the American capacity purchase agreement terminated. Approximately 100% of the Company’s operating revenues for the three and nine months ended September 30, 2024 were derived from operations associated with the agreement. As a result of the termination, there is considerable uncertainty regarding our ability to achieve and maintain positive cash flows from operations going forward.
Notwithstanding the termination of the American capacity purchase agreement, we currently believe our existing sources of liquidity will be sufficient to meet our requirements for at least the next 12 months from the date of this filing.

However, in order to achieve our long-term strategic objectives, we will ultimately need to achieve and maintain profitability and positive cash flows from operations. If Air Wisconsin fails to generate sufficient cash flows from operations, it may need to obtain financing to fund its operations, implement further changes to its business strategies, sell or lease certain assets, or cease its business operations entirely.
To the extent Air Wisconsin finances its operations or its pursuit of new business opportunities with debt, it would become subject to debt service obligations, as well as covenants that may restrict its ability to pursue its business strategies or otherwise constrain its growth and operations. Air Wisconsin’s ability to pay any future debt service obligations, in addition to the high level of fixed costs associated with operating an airline, will depend on its operating performance, cash flows from operations and ability to secure adequate financing, which will in turn depend on, among other things, the success of the implementation of new business strategies, its future operating performance and financial condition, the availability and cost of financing, as well as general economic and geopolitical conditions, and other factors some of which may be beyond its control. We cannot be certain Air Wisconsin’s working capital and cash flows from operations will continue to be sufficient to make required payments under its existing contractual arrangements or any new debt financing arrangements it enters into in the future. In addition, we cannot guarantee that financing will be available to Air Wisconsin on acceptable terms or at all, for numerous reasons, including the termination of the American capacity purchase agreement and the significant risks and uncertainties associated with a realignment of Air Wisconsin’s operations.
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
•actual or potential changes in geopolitical conditions, including wars, outbreak of hostilities, terrorism, or government sanctions;
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

•potential interference with aviation equipment from the deployment of 5G wireless telecommunications systems; and
•actual or potential changes in economic conditions, including rising fuel and other commodity prices, recessionary concerns, increasing interest rates, inflation, tariffs, and changes in discretionary spending and consumer confidence.
The occurrence of any or all of such factors or conditions could materially and adversely affect Air Wisconsin's operations and our financial condition. Moreover, in light of the termination of the American capacity purchase agreement, and given the competitive nature of the airline industry and the publicly announced fleet strategy changes by several major carriers, we believe limited opportunities exist for Air Wisconsin to enter into a new capacity purchase agreement. Further, if Air Wisconsin is unable to successfully identify and implement revenue generating activities, it may be required to pursue alternative strategies, sell or lease certain assets, raise additional equity or debt financing, or cease business operations entirely. Even if Air Wisconsin is successful in pursuing growth opportunities in the future, there is no guarantee they will allow Air Wisconsin to achieve or maintain profitable operations.
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
The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Air Wisconsin can neither predict nor guarantee the continued timely availability of aircraft fuel throughout Air Wisconsin’s system. Supplies and prices of fuel are impacted by numerous factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, adverse weather conditions, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, have driven and may continue to drive rapid changes in fuel prices. Outbreaks of hostilities or other conflicts in oil-producing areas or elsewhere, a reduction in refining capacity, including as a result of adverse weather events, or governmental limits on the production or sale of fuel could reduce the supply and increase the cost of fuel. Rising fuel prices may lead to increases in airline fares or fees that may not be sustainable, may reduce the general demand for air travel and may impact the amount of flying that Air Wisconsin can perform. Any such fuel price increases or flying reductions may impact Air Wisconsin’s operating results. In addition, since single class 50-seat aircraft, such as those comprising Air Wisconsin’s fleet, are typically less fuel efficient than larger aircraft, increased fuel costs may disproportionately impact Air Wisconsin’s results of operations, as well as its overall competitiveness in the industry.
The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.
The airline industry is highly competitive. Air Wisconsin has traditionally competed primarily with other regional airlines, some of which are owned or operated by major airlines. The airline industry has undergone substantial consolidation, and new airlines have entered the market. Any additional consolidation or significant alliance activity within the airline industry, and the entrance of new competitors into the market, could further limit our growth opportunities. Similarly, any further consolidation or restructuring of any major air carrier’s regional jet programs, including as a result of fleet strategy changes announced by several major carriers, could negatively impact Air Wisconsin’s future growth opportunities, which would have a material adverse effect on our business, financial condition and results of operations.

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
The trading price of Harbor’s common stock has been, and may continue to be, volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:
•the termination of the American capacity purchase agreement and the resulting loss of the vast majority of our historical operating revenue;
•our ability to identity and successfully develop and implement a realignment of Air Wisconsin’s business strategies and create new revenue generating activities;
•the effect of the United Arbitration Award on our business, financial condition and results of operations;
• our determination to restate our previously issued consolidated financial statements for the Non-Reliance Periods, and the related costs;
•future announcements regarding fleet strategy changes by major air carriers, including any decision to reduce or eliminate single class 50-seat aircraft;
•actual or anticipated fluctuations in our financial and operating results from period to period;
•actual or potential changes in economic conditions, including rising fuel and other commodity prices, recessionary concerns, increasing interest rates, inflation, tariffs, and changes in discretionary spending and consumer confidence;
•the impact of pandemics and widespread outbreaks of communicable diseases on passenger demand for air travel, consumer behavior and tourism;
•our actual or perceived need for additional capital, and the terms of any future equity or debt financing, or of any leasing arrangement;
•market perceptions about our financial stability, in particular as a result of the termination of the American capacity purchase agreement and the restatement of our previously issued consolidated financial statements;
•market perceptions regarding Air Wisconsin’s operating performance, reliability and customer service;
•factors impacting new businesses, markets or geographic areas we may seek to pursue as part of a realignment of Air Wisconsin’s business strategies;
•factors and perceptions impacting the airline industry generally, including future passenger demand for air travel;
•announcements of significant contracts, acquisitions or divestitures by us or Air Wisconsin’s competitors;
•bankruptcies or other financial issues impacting Air Wisconsin’s competitors or the airline industry generally;
•threatened or actual litigation, regulatory inquiries or government investigations, including as a result of the restatement of our previously issued consolidated financial statements;
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
•Harbor’s ability to regain compliance with its reporting obligations under SEC rules and the related timing;
•the impact of the application of accounting guidance; and
•actual or potential changes in geopolitical conditions, including wars, outbreak of hostilities, terrorism, or government sanctions.
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
As of April 30, 2025 Harbor had 58,429,836 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 34.2% of outstanding shares of Harbor's common stock, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held 16,500,000 shares of common stock, representing approximately 28.2% of the outstanding shares of Harbor's common stock. As a result, Amun and Southshore collectively control a majority of the voting power of Harbor’s outstanding common stock and, therefore, are able to exercise significant influence over the establishment and implementation of our business plans and strategic objectives, as well as to control all matters submitted to Harbor’s stockholders for approval. These stockholders may manage the Company’s business in ways with which certain investors may disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control transaction, depriving Harbor’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of Harbor’s common stock.
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
The Company has incurred, and expects to continue to incur, significant direct and indirect costs, and diversion of management’s time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the consolidated financial statements contained in its Annual Reports in accordance with SEC rules and Public Company Accounting Oversight Board (United

States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”). The Company has incurred and may continue to incur significant additional costs as a result of the restatement of its previously issued consolidated financial statements provided in the 2023 Annual Report, including the costs associated with the ongoing litigation relating to the restatement.
Harbor would again become eligible to suspend its public reporting obligations if it: (i) determines in accordance with applicable SEC rules it has fewer than 300 stockholders of record as of certain points in time, (ii) does not file registration statements pursuant to the Securities Act (which it does not currently intend to do), and (iii) meets certain other requirements under applicable SEC rules. If Harbor becomes eligible to suspend its public reporting obligations in future periods, it would likely elect to take the actions necessary to suspend those obligations, which would result in Harbor no longer being required to file SEC reports. If Harbor ceases filing reports and other information with the SEC, it would significantly reduce the amount of publicly available information about the Company and its business and operations, which could have the effect of reducing the trading volume and price of Harbor’s common stock.
Further, notwithstanding that Harbor is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, Harbor does not have a class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act. As a result, Harbor is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, we expect there will continue to be significantly less information available about the Company, including its governance policies and ownership structure, than is available for many other public reporting companies, which could have the effect of further limiting the trading volume, and further reducing the trading price, of Harbor’s common stock.
As a result of the delay in filing the 2023 Annual Report due to the restatement of the previously issued consolidated financial statements for certain periods, and the corresponding delay in filing this Quarterly Report, Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it did not timely file all required periodic reports with the SEC. While Harbor currently intends to file all required periodic reports with the SEC and regain compliance with its reporting obligations, there can be no assurance as to the timing of making these required filings. Harbor’s failure to timely file all required periodic reports with the SEC, or to regain compliance with its reporting obligations, could negatively impact investor confidence in our financial reporting, cause reputational harm to our business, or prevent us from entering into a strategic transaction, any of which could harm our business and financial results. In addition, as discussed above, Harbor’s failure to timely file all required periodic reports has resulted in a significant reduction in the trading volume of Harbor’s common stock, which may have contributed to a decline in the trading price of the common stock.
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
Compliance with these various reporting and compliance obligations has substantially increased our legal and financial compliance costs and increased demands on our management team. Significant additional resources and management oversight may be required to maintain and enhance our disclosure controls and procedures and internal control over financial reporting, which could have an adverse impact on our business and operating results. Further, Harbor’s status as a public reporting company and the risks associated with being a public reporting company, could make it more difficult for us to attract and retain qualified members of the board of directors and executive officers, and it may increase the cost of their services as well as the cost of premiums for director and officer liability insurance.
The restatement of our previously issued consolidated financial statements has been time consuming and expensive and may subject us to additional risks and uncertainties, including the increased possibility of litigation, regulatory inquiries, or other actions and loss of investor confidence.
As discussed in the “Explanatory Note” in the 2023 Annual Report, and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, we restated our audited consolidated financial statements as of and for the year ended December 31, 2022 and our interim unaudited consolidated financial statements contained in the Quarterly Reports on Form 10-Q as of and for the first three quarters of the years ended December 31, 2022 and December 31, 2023. As a result, our management dedicated significant time and resources to complete the restatement, we have incurred substantial costs for accounting and legal fees, and we may become subject to additional costs, risks and uncertainties. For example, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement, and we could become subject to regulatory inquiries or additional litigation in the future. The restatement of our previously issued financial statements may affect investor confidence in the accuracy and completeness of our financial statements, raise reputational risks for our business, or prevent a strategic partner from entering into a commercial arrangement with us, any of which could harm our business and financial results.
We have identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in, and additional restatements of, our financial statements, and a failure to meet our reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.
As discussed in the 2023 Annual Report, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to a material weakness. We are engaged in developing and implementing a remediation plan designed to address the material weakness. However, we cannot be certain that the current material weakness in internal control will be remediated or that our internal control over financial reporting will be effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every material misstatement in our financial statements. For additional information, please refer to Part I, Item 4, Controls and Procedures, in this Quarterly Report.
Our conclusion that we did not maintain effective internal control over financial reporting as of December 31, 2023, as well as a conclusion in any future period that our internal control over financial reporting is not effective, could cause investors to lose confidence in the accuracy and completeness of our financial reports, cause the trading price or trading volume of Harbor's common stock to decline, and result in the SEC or other regulatory authorities investigating or sanctioning us. Any failure to achieve or maintain effective internal control over financial reporting could inhibit our ability to accurately report our financial condition, operating results or liquidity, which could restrict our access to the capital markets or prevent us from entering into commercial arrangements with strategic partners. An evaluation of the effectiveness of our internal controls is also subject to the risk that the controls may become inadequate because of changes in conditions, the degree of compliance with policies or procedures decreases over time, or unanticipated circumstances or other factors.
We also face risks associated with the cost of establishing, maintaining and enhancing effective internal control over financial reporting. We have invested, and expect to continue to invest significant resources in future years, to develop and maintain the necessary documentation and testing procedures required by Section 404(a) of the Sarbanes-Oxley Act. These costs have only increased as a result of the restatement of our previously issued consolidated financial statements. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort.
Stock repurchases could increase the volatility of the trading price of Harbor’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
The board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through April 30, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price of the common stock, the Company’s financial performance and liquidity position, general market conditions, applicable legal requirements and other factors. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements or capacity purchase agreements (or similar agreements) we may enter into from time to time. Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.
Harbor is subject to existing litigation relating to the restatement of its financial statements, and it may be at increased risk of securities class action and other litigation.
Securities class action litigation may be instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. As a result of the requirement to comply with Exchange Act reporting obligations, a significant amount of information regarding our business and operations, including our financial condition and operating results, is publicly available, which may result in threatened or actual litigation or other disputes with our stockholders, employees or other constituents. For example, we are aware of the filing of several lawsuits relating to facts arising in connection with the restatement of our previously issued consolidated financial statements. If such claims are successful, we may be required to pay damages, in which case our insurance costs could increase, and our liquidity and results of operations could suffer. Even if the claims are resolved in our favor, these lawsuits could result in substantial costs, a diversion of management's attention and harm to our reputation, which could harm our business, financial condition and results of operations.
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
No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the three months ended September 30, 2024.
Below is a summary of stock repurchase activity under Harbor's stock repurchase program during the three months ended September 30, 2024:

Period	Total number of shares repurchased(1)	Average price paid per share	Dollar value of shares repurchased(2)	Approximate dollar value of shares remaining available under stock repurchase program
Jul 1 – Jul 31, 2024	40,203	$1.31	$52,755	$13,097,189
Aug 1 – Aug 31, 2024	28,183	$0.96	$26,927	$14,070,262
Sep 1 – Sep 30, 2024	6,100	$1.02	$6,194	$15,064,068
Total	74,486	$1.15	$85,876
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Cash Retention Incentive Bonuses
On April 28, 2025, the Board of Managers of Air Wisconsin approved cash retention incentive bonuses for certain senior management employees, including Robert Binns, Chief Executive Officer and President of Air Wisconsin, and Liam Mackay, Chief Financial Officer of Air Wisconsin. Each of Messrs. Binns and Mackay is entitled to receive a retention incentive bonus in an amount equal to 50% of his current base salary payable as follows: (i) 20% on or about June 30, 2025, (ii) 20% on or about September 30, 2025, (iii) 20% on or about December 31, 2025, and (iv) 40% on or about March 31, 2026, subject, in each case, to remaining employed by Air Wisconsin through the applicable payment date.

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

HARBOR DIVERSIFIED, INC.

Date: May 16, 2025	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
Harbor Diversified, Inc.
(Principal Executive Officer)

Date: May 16, 2025	By:	/s/ Liam Mackay
Liam Mackay
Chief Financial Officer Air Wisconsin Airlines LLC
(Principal Financial Officer)

Date: May 16, 2025	By:	/s/ Gregg Garvey
Gregg Garvey
Senior Vice President, Chief Accounting Officer and Treasurer
Air Wisconsin Airlines LLC
(Principal Accounting Officer)