Form 10-K
period 2024-12-31
HARBOR DIVERSIFIED, INC.
filed 2026-04-08
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number 001-34584
_____________________
HARBOR DIVERSIFIED, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	13-3697002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5601 W. Grande Market Drive, Suite C Appleton, WI	54913
(Address of principal executive offices)	(Zip Code)
(920) 749-4188
(Registrant’s telephone number, including area code)
W6390 Challenger Drive, Suite 203
Appleton, WI 54914
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒ For additional information, please refer to the "Explanatory Note"
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐  No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.).    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of June 30, 2024, the last business day of the registrant’s second fiscal quarter for the year ended December 31, 2024, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $37.4 million. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.
As of March 11, 2026, the registrant had 58,429,836 shares of common stock outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Act.

DOCUMENTS INCORPORATED BY REFERENCE
None.

HARBOR DIVERSIFIED, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our business plans and strategies, trends impacting our business and industry, our consideration of strategic alternatives, liquidity, capital resources, investment strategies and other business, financial and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting and are subject to considerable risks and uncertainties, including without limitation:
•our ability to continue to satisfy the requirements of an exemption from the registration requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act"), and to manage our asset composition and strategy in compliance with such exemption;
•the risk that we could be deemed to be an investment company required to register under the Investment Company Act, which would subject us to significant regulatory requirements and could materially affect our operations, capital structure and flexibility;
•our ability to successfully invest our liquid assets while preserving capital and liquidity and generating returns sufficient to offset our ongoing corporate expenses;
•the impact of changes in interest rates, credit markets, and general economic conditions on the value and yields of our investments;
•our ability to identify, evaluate, and consummate strategic alternatives, including acquisitions, investments, or other capital allocation transactions;
•our ability to identify and successfully take advantage of strategic investment and acquisition opportunities;
•our ability to remediate the material weakness identified in our internal control over financial reporting;
•the impact of the restatement of our previously issued consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements as of and for the first three quarters of the years ended December 31, 2022 and December 31, 2023;
•the response of federal and state taxing authorities to the amended 2022 tax returns that we have filed seeking federal and state tax refunds as a result of the restatement of our financial statements;
•developments associated with fluctuations in the economy, including recession, reduced consumer confidence, increased inflation or geopolitical uncertainty;
•the negative impact of information technology security breaches and other such infrastructure disruptions on our business operations;
•the impact of new accounting pronouncements or updates to existing accounting standards; and
•other risks and uncertainties discussed in Part I, Item 1A, Risk Factors, in this Annual Report.
The forward-looking statements in this Annual Report are based on management’s plans as of the date of this filing, as well as estimates and expectations in light of information currently available to us, all of which are subject to uncertainty and changes in circumstances. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Part I, Item 1A, Risk Factors, in this Annual Report and in the other reports we file with the Securities and Exchange Commission (“SEC”).
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

EXPLANATORY NOTE
As previously disclosed on Forms 12b-25 filed with the Securities and Exchange Commission on May 16, 2025, September 3, 2025, December 10, 2025, and April 1, 2026, the registrant has not timely filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, or its Annual Report on Form 10-K for the year ended December 31, 2025.

PART I
ITEM 1.          BUSINESS
General

Harbor is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which, until January 9, 2026, was the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which is an air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leased flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provided flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. As previously disclosed, on January 9, 2026, Harbor completed the last in a series of transactions pursuant to which it disposed of all of its aviation assets, including its membership interests in Air Wisconsin (the completion of all such transactions, collectively, the “Aviation Disposition”). For additional information, please refer to the sections titled “—Aviation Disposition” and “—Organizational Structure,” in this Annual Report.

Because Harbor consolidated Air Wisconsin for financial statement purposes prior to the Aviation Disposition, for purposes of this Annual Report, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. Where reference is made only to Harbor Diversified, Inc. (such as when referring to the outstanding shares of common stock), it is referred to as “Harbor.” Where reference is made only to Air Wisconsin (such as where it is named specifically for its historical contractual obligations and operations), it is referred to as "Air Wisconsin." Where reference is intended to include Harbor and its consolidated subsidiaries, they are jointly referred to as the “Company,” “we,” “us,” or “our.”

Business Overview

From its formation in 1965 until April 3, 2025, Air Wisconsin operated primarily as a regional airline affiliated with major airlines providing short and medium haul scheduled flights that connected smaller communities with larger cities and acting as a “feeder” for the major airlines’ domestic and international airline hubs. From March 2023 until April 3, 2025, Air Wisconsin provided regional airline services for American Airlines, Inc. (“American”) pursuant to a capacity purchase agreement (the “American capacity purchase agreement”) that it had entered into with American in August 2022. Prior to early June 2023, Air Wisconsin provided regional airline services for United Airlines, Inc. (“United”) pursuant to a capacity purchase agreement (the “United capacity purchase agreement”) entered into in 2017. For the year ended December 31, 2024, substantially all of our operating revenue was derived from operations associated with the American capacity purchase agreement. For the year ended December 31, 2023, approximately 63.8% of our operating revenue was derived from operations associated with the American capacity purchase agreement and approximately 36.0% of our operating revenue was derived from operations associated with the United capacity purchase agreement. As of December 31, 2024, Air Wisconsin owned a fleet of 63 CRJ-200 regional jets, manufactured by Bombardier, Inc., of which 45 were in service under the American capacity purchase agreement, and the remaining aircraft were not in service.

On January 3, 2025, American gave notice to Air Wisconsin of the termination of the American capacity purchase agreement, effective April 3, 2025. Given the dynamics in the airline industry, including the decision by multiple major airlines to eliminate from their fleets single class 50-seat aircraft, such as those owned by Air Wisconsin, we realized that it was unlikely Air Wisconsin would be able to enter into a new capacity purchase agreement with a major airline to provide regional airline service. As a result, on January 10, 2025, Air Wisconsin announced a strategic realignment of its business strategies. As part of that contemplated realignment, Air Wisconsin began exploring various business opportunities, including (1) expanding its charter operations; (2) focusing on Essential Air Service Program (“EAS”) markets; and (3) transitioning its relationship with American to a codeshare and interline relationship. These efforts did not lead to sustainable operations or positive financial results.

During the first and second quarters of 2025, and, with respect to possible EAS operations, into the third quarter, Air Wisconsin continued to evaluate the viability of various business opportunities and strategic alternatives. However, following termination of the American capacity purchase agreement, Air Wisconsin’s level of flying was drastically reduced relative to the level of flying before the termination, and there were periods during which Air Wisconsin operated no flights. Air Wisconsin concluded that it was unlikely to be successful in executing on any of the strategies it was exploring. As a result, it (1) commenced a series of reductions in its workforce, (2) sold certain aircraft, engines and parts, and (3) closed certain operational facilities, all in an attempt to reduce operating expenses, generate cash proceeds, and slow the reduction in its cash reserves. In addition, Air Wisconsin experienced significant voluntary workforce attrition.

Nevertheless, given the reduction in the number of flights following termination of the American capacity purchase agreement, Air Wisconsin’s expenses continued to significantly exceed its revenues, and Air Wisconsin anticipated that this situation could continue indefinitely.

Aviation Disposition

In the second and third quarters of 2025, Air Wisconsin began exploring other strategic alternatives, including the sale of its business or of substantially all of its assets, either in one transaction or a series of transactions. Management had discussions with several different parties and considered various proposals from interested parties, some of which were interested in acquiring Air Wisconsin’s DOT operating certificate and others of which were interested in acquiring some of Air Wisconsin’s aircraft, engines or other assets. The primary factors Air Wisconsin considered in analyzing various proposals included anticipated deal consideration, legal structure, expected tax implications, regulatory timing and impacts, and certainty of closing.

The strategic review process resulted in several sales of our aviation assets in the third and fourth quarters of 2025 and culminated in the sale of Air Wisconsin’s membership interests and all other remaining aviation assets on January 9, 2026. For additional information, please refer to Harbor’s Current Report on Form 8-K filed with the SEC on January 15, 2026. The aggregate consideration received in connection with the Aviation Disposition was approximately $125.9 million, subject to certain customary purchase price adjustments and the impact of required tax obligations.

After giving effect to the Aviation Disposition, neither Harbor nor any of its remaining subsidiaries has any material operating assets or infrastructure to support an airline, provided that we did retain certain non-operating assets, which primarily relate to lease payments for a single aircraft, insurance claims, and state and federal tax refunds.

We currently do not have any material operating assets, are not engaged in any operating business, and do not have any source of revenue from operations.

Certain Trends and Uncertainties Affecting Our Historical Business and Industry

The following trends and uncertainties affecting Air Wisconsin’s business and industry affected its performance and prospects during the periods covered by this Annual Report, but are not expected to impact our business after giving effect to the Aviation Disposition.

Reduced Reliance on 50- Seat Aircraft

Major US airlines have announced their intention to replace smaller aircraft having fewer seats with larger aircraft having more seats. This could lead to the eventual elimination of single-class 50-seat regional jets, such as the CRJ-200 regional jets historically operated by Air Wisconsin, from their fleets. Delta Airlines has phased out all of the CRJ-200 regional jets formerly in its fleet, and American has announced that it intends to eliminate all 50-seat aircraft from its operations by 2030. This trend made it unlikely that Air Wisconsin would be able to enter into a capacity purchase agreement with a major airline, caused Air Wisconsin to seek alternative uses for its aircraft, and is a factor that contributed to our decision to pursue the Aviation Disposition.

Personnel Shortages and Costs

Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As flight demand increased throughout 2023 and 2024, these shortages became acute, particularly for regional airlines such as Air Wisconsin. This trend was due to a number of factors, including retirements and employees seeking opportunities at mainline and other carriers and in other industries. As a result of the pilot shortage and attrition, Air Wisconsin increased overall hourly pay for pilots and offered recruiting bonuses generally consistent with those offered by its competitors. In addition, the pilot shortage limited the number of revenue producing block hours that Air Wisconsin was able to provide under the American capacity purchase agreement in 2023 and early 2024. However, airline personnel costs are no longer relevant to us following the Aviation Disposition.

Ruling in United Arbitration and Restatement of Financial Statements

Prior to its termination, a dispute arose under the United capacity purchase agreement. Air Wisconsin claimed that United owed it certain amounts under the capacity purchase agreement. United denied that it owed those amounts and claimed that Air Wisconsin improperly terminated the agreement and that Air Wisconsin owed it certain amounts for the alleged wrongful termination. In October 2022, United initiated arbitration under the agreement. The arbitrators issued their decision in February 2024 (the "United Arbitration Award"). They denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration. Following an extensive review of the complex accounting treatment of the amounts disputed in the arbitration, we concluded that our prior determination to recognize all such amounts was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). This led to a determination that the previously issued consolidated financial statements for certain periods should no longer be relied upon and that such financial statements should be restated.

Please refer to the “Explanatory Note” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), in the notes to the audited consolidated financial statements included in the 2023 Annual Report, for additional information on the restatement of, and the related effects on, our consolidated financial statements for the subject periods.

Our Business Strategy

As noted above, after giving effect to the Aviation Disposition, we do not have any material operating assets, are not engaged in any operating business, and do not have any sources of revenue from operations. Our remaining assets are predominantly comprised of cash and cash equivalents, restricted cash, and marketable securities (collectively, the “Liquid Assets”). We have a significant amount of Liquid Assets with no material indebtedness.

We are currently in the process of evaluating potential strategic alternatives, which may include investments in, or acquisitions of, one or more businesses, assets, technologies, joint ventures, or other strategic opportunities. Any such transactions could involve one or multiple investments or acquisitions, be in any number of industries or lines of business (which may or may not include the airline industry), and involve the use of cash, equity securities, or a combination thereof. In addition, we may pursue other strategic alternatives, which could include, without limitation, the issuance of one or more cash dividends, share repurchases, tender offers, registering as an investment company, a liquidation, or other potential transactions. No decision has been made regarding the pursuit of any particular strategic alternative, and we cannot predict when a decision will be made. There can be no assurance that we will be successful in identifying, pursuing or executing any particular strategic transaction or alternative, or that any such action will result in enhanced stockholder value.

Since our remaining assets are predominantly comprised of cash and cash equivalents, restricted cash and marketable securities, we could potentially be deemed an “investment company” pursuant to the Investment Company Act. Becoming an investment company would impose additional regulatory and disclosure requirements on us, compliance with which could be expensive and time-consuming. The Investment Company Act provides a number of exemptions, including a one-year safe harbor for companies that are seeking to acquire an operating business. We intend to avail ourself of this exemption. If we are not able to meet the requirements of the exemption, we may be required to register as an investment company, seek the availability of a different exemption, or pursue an alternative strategy.

In furtherance of our intention to comply with the safe harbor exemption, we have adopted an investment policy with the primary objectives of (1) ensuring the safety of capital and preservation of purchasing power, (2) preserving liquidity, (3) maintaining short-term maturities, and (4) managing towards reasonable rates of return in light of the other investment objectives. Consistent with the investment policy, our liquid assets are primarily invested in deposit accounts, money market funds, government-backed securities and similar investments.

Historical Aircraft Fleet

As of December 31, 2024, Air Wisconsin owned 63 CRJ-200 regional jets, each of which was configured for single class seating. As a result of the Aviation Disposition, we no longer own any regional jets.

Historical Operating Data

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	732,446	905,729	(173,283)	(19.1%)
Actual Block Hours	74,742	87,011	(12,269)	(14.1%)
Actual Departures	54,001	61,769	(7,768)	(12.6%)
Revenue Passenger Miles (“RPMs”) (in thousands)	607,135	759,844	(152,709)	(20.1%)
Average Stage Length (in miles)	278	301	(23)	(7.6%)
Contract Revenue Per Available Seat Mile (in cents)	27.63 ¢	21.95 ¢	5.68 ¢	25.9%
Passengers	2,154,829	2,502,123	(347,294)	(13.9%)

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

American Capacity Purchase Agreement

In August 2022, Air Wisconsin entered into a capacity purchase agreement with American, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin’s flights were marketed by American as American Eagle flights. In January 2025, American exercised its right under the American capacity purchase agreement to terminate the agreement, and the agreement terminated effective April 3, 2025, at which point all of Air Wisconsin's aircraft were removed from service for American.
Under the American capacity purchase agreement Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria.

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

American had the right to schedule all aircraft covered by the agreement, including determining route selection and frequency, and the timing of scheduled arrivals and departures, in each case subject to certain scheduling parameters. American also had the right to determine and publish fares and to establish seat inventories, overbooking levels, and allocation of seats among fare categories. Furthermore, American provided all ground handling services, including gate and ticket counter services, baggage handling, cargo handling, aircraft loading/unloading services, passenger ticketing, and aircraft cabin cleaning. American had the right to all revenues resulting from the sale of passenger tickets associated with the covered aircraft and all other sources of revenue associated with the operation of the covered aircraft, including revenues relating to baggage charges, food and beverage sales and ticket change fees. The American capacity purchase agreement protected Air Wisconsin, to an extent, from many of the elements that typically cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in the number of passengers, but it also prevented Air Wisconsin from benefiting from certain factors, such as reductions in fuel prices, increases in ticket prices and increases in passenger demand.

As of December 31, 2024, Air Wisconsin had 45 aircraft in service for American. Except as otherwise permitted in the agreement, the aircraft covered by the agreement could only be used by Air Wisconsin to provide regional airline services for American and could not be used by Air Wisconsin for any other purpose, including flight operations for any other airline. In addition, Air Wisconsin was subject to certain limitations on its ability to use aircraft not covered by the agreement in passenger operations.

After giving effect to the Aviation Disposition, neither Harbor nor any of its remaining subsidiaries has any material operating assets or infrastructure to support an airline. For additional information, please refer to Note 1, Summary of Significant Accounting Policies, and Note 15, Subsequent Events, in the notes to the audited consolidated financial statements in this Annual Report.

Maintenance and Repairs

Airlines are subject to extensive regulation. As of December 31, 2024, Air Wisconsin had an FAA mandated and approved maintenance program. Aircraft maintenance and repair consisted of routine and non-routine maintenance, and work performed was divided into three general categories: line maintenance, heavy maintenance and component service. Air Wisconsin also outsourced certain aircraft, engine and other component maintenance functions. To procure these services, Air Wisconsin used competitive bidding among qualified vendors.

Line maintenance consisted of routine daily and weekly scheduled maintenance checks on Air Wisconsin’s aircraft. Line maintenance was performed at certain locations throughout Air Wisconsin’s operation and represented the majority of the maintenance Air Wisconsin performed. Heavy maintenance consisted of a series of major airframe maintenance checks that could take from one to six or more weeks to accomplish. Component service included engine overhauls and engine performance restoration events, which could take several months. Air Wisconsin maintained an inventory of spare engines at both Air Wisconsin and Lotus to provide for continued operations during scheduled and unscheduled engine maintenance events. Air Wisconsin provided maintenance services for its CRJ-200 regional jets and for its owned and leased engines and equipment. Air Wisconsin's maintenance and repair costs increased as its fleet aged.

Since the maintenance program remained with Air Wisconsin after the Aviation Disposition, we do not anticipate incurring any cost for airline maintenance or repairs.

Competition

The regional airline industry is highly competitive. While Air Wisconsin operated under capacity purchase agreements, its primary competition were those U.S. regional airlines that had or competed for capacity purchase agreements with major airlines, including CommuteAir; Endeavor, Inc. (owned by Delta); Envoy Air, Inc., PSA Airlines, Inc. and Piedmont Airlines, Inc. (Envoy, PSA and Piedmont are owned by American); GoJet Airlines, LLC; Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.); Republic Airways Holdings Inc. (and, prior to November 2025, Mesa Airlines, Inc., which merged with Republic Airways in November 2025); and SkyWest Inc.

Major airlines typically selected regional airline partners based on the following criteria: aircraft type, ability to fly proposed schedules; availability of labor resources, including pilots; economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors. As noted above, most major airlines are reducing or eliminating single class 50-seat aircraft from their fleets.

In the new markets that Air Wisconsin had explored entering, including charter operations and essential air service markets, other competitors were larger, had more experience and had significantly greater financial and other resources than Air Wisconsin, which contributed to the difficulties Air Wisconsin faced in seeking to enter into these markets.

After giving effect to the Aviation Disposition, we do not expect to face the competitive dynamics of the airline industry.
Aircraft Fuel

Airplane fuel is typically a material cost incurred by airlines, and fuel prices are subject to significant volatility, which can have a material impact on operating and financial results. Air Wisconsin's former capacity purchase agreements required that the major airline source, procure and directly pay third-party vendors for substantially all fuel used in the performance of the agreement, so Air Wisconsin was protected from volatility in fuel prices. It was unlikely that any contract Air Wisconsin might have entered into for flying services after the termination of the American capacity purchase agreement would require the counterparty to bear the cost of fuel, so Air Wisconsin would likely have been subject to fluctuations in fuel costs.

After giving effect to the Aviation Disposition, we do not expect to incur aircraft fuel costs.

Insurance

At all times that Air Wisconsin was owned by AWAC, we maintained insurance policies we believed were of types customary for the airline industry and as required by the U.S. Department of Transportation (the "DOT") and contracting parties. The policies principally provided liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; cybersecurity attacks; fire; auto; directors’ and officers’ liability; fiduciary liability; workers’ compensation and employer’s liability; and war risk (terrorism).

After giving effect to the Aviation Disposition, since we no longer have any material operating assets, we currently believe our insurance coverage is adequate. We will need to reevaluate our insurance coverage as strategic decisions are made and our business needs change.

Employees

As of December 31, 2024, Air Wisconsin had a total of approximately 944 employees, of which 666 were represented by unions. Non-union employees were mainly management and administrative staff. Information regarding employees represented by unions as of December 31, 2024 is included in the table below:

Union Groups	Number of Union Employees	Representative	Collective Bargaining Agreement Amendable Date
Pilots	316	Air Line Pilots Association, International	October 11, 2026
Flight Attendants	138	Association of Flight Attendants	October 1, 2022
Dispatchers	21	Transport Workers Union of America	April 12, 2028
Mechanics and Aircraft Cleaners	162	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2023
Clerical, Office, Fleet and Passenger Service	29	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2022

Prior to the Aviation Disposition, Air Wisconsin was never the subject of a labor strike or labor action that materially impacted its operations.

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

In response to the termination of the American capacity purchase agreement and the subsequent reduction in flying, Air Wisconsin furloughed a significant number of employees, and many other employees who were not furloughed voluntarily terminated their employment with Air Wisconsin.

After giving effect to the Aviation Disposition, we have a small number of employees, executive officers and advisors who manage our day-to-day affairs, oversee our remaining assets and obligations, evaluate strategic alternatives and execute any transaction we may pursue.

Safety and Security

At all times that Air Wisconsin was owned by us, we were committed to the safety and security of Air Wisconsin’s passengers and employees and to complying with safety and security requirements. Air Wisconsin took many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of its operations through the implementation of a corporate-wide Safety Management System, which was designed to support its organizational culture that held safety and security as essential core values. Air Wisconsin continually worked to create and foster a culture of safety, security and compliance that proactively identified and managed risks to the operation and workplace before they could become injuries, incidents or accidents.

Safety and security in the workplace targeted several areas of Air Wisconsin’s operation, including dispatch, flight operations, ground operations, and maintenance. Air Wisconsin’s ongoing focus on safety and security relied on training Air Wisconsin’s employees to proper standards and providing them with the tools and equipment they needed to perform their job functions in a safe and efficient manner.

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

The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. At all times that Air Wisconsin was owned by AWAC, it held an air carrier certificate with Federal Aviation Regulation Part-121 operation specifications.

The Transportation Security Administration (“TSA”) is responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports. At all times that Air Wisconsin was owned by AWAC, Air Wisconsin was in compliance with the directives issued by the TSA and maintained active, open lines of communication with the TSA to ensure that proper standards for security of its personnel, equipment and facilities were exercised throughout its operation.

Foreign Ownership

Under DOT regulations and federal law, at all times that Air Wisconsin was owned by AWAC, Air Wisconsin was required to be owned and controlled directly and indirectly by citizens of the United States. The restrictions imposed by federal law and regulations required (i) that at least 75% of Air Wisconsin’s voting equity securities be owned and controlled, directly and indirectly, by persons or entities who are citizens of the United States, as defined in the Federal Aviation Act and interpreted by the DOT, (ii) that Harbor’s Chief Executive Officer, Air Wisconsin’s President and Chief Executive Officer, and at least two-thirds of the members of Air Wisconsin’s board of managers and Harbor’s board of directors and other managing officers be citizens of the United States, and (iii) that Air Wisconsin and Harbor be under the actual control of citizens of the United States. In addition, at least 51% of Air Wisconsin’s total outstanding equity securities were required to be owned and controlled, directly and indirectly, by citizens of the United States and no more than 49% of its equity securities could be held, directly or indirectly, by persons or entities who are not U.S. citizens and were from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access on air service routes between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. No more than 25% of Air Wisconsin’s equity securities could be held, directly or indirectly, by persons or entities who were not U.S. citizens and were from countries that have not entered into an “open skies” air transport agreement with the U.S. At all times that Air Wisconsin was owned by AWAC, we were in compliance with these ownership provisions. In addition, Harbor’s amended and restated certificate of incorporation and Harbor’s amended and restated bylaws currently prohibit the transfer of any shares of Harbor’s capital stock that would result in (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-2T(g)) of our then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of our then-outstanding capital stock. These restrictions on the transfer of Harbor’s capital stock inhibit the acquisition of control of Air Wisconsin by any foreign citizen.

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

Environmental Regulation

Air Wisconsin was subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. As of December 31, 2024, and during the period from that date to the date of the Aviation Disposition, Air Wisconsin was not subject to any environmental cleanup orders or actions imposed by regulatory authorities.

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

Through the use of software and training, Air Wisconsin managed its fuel usage in an effort to conserve fuel and reduce emissions. When possible, Air Wisconsin mitigated fuel usage by taxiing with the use of a single engine, improved the efficiency of aircraft routing, and used ground power when an aircraft was parked at the gate. Air Wisconsin also implemented recycling initiatives and worked aggressively to reduce its reliance on paper manuals and logs.

Other Regulations

Airlines are also subject to various other federal, state, local and foreign laws and regulations, such as laws and regulations governing competition, labor relations and passenger and employee data. Federal, state, local and foreign governments may consider and adopt new laws, regulations, interpretations and policies regarding a wide variety of matters.

After giving effect to the Aviation Disposition, we are no longer subject to the various federal, state, local, and foreign laws and regulations to which airlines are subject.

Trademarks

Air Wisconsin, the Air Wisconsin logo, and its other registered or common law trade names, trademarks, or service marks appearing in this Annual Report are Air Wisconsin’s intellectual property. After giving effect to the Aviation Disposition, Air Wisconsin is no longer one of our subsidiaries.

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

Organizational Structure

After giving effect to the Aviation Disposition, Harbor is a non-operating holding company that is the parent of a consolidated group of four non-operating subsidiaries: AWAC, Lotus, AWF, and Therapeutics, which are described below:

AWAC Aviation, Inc.

Prior to the Aviation Disposition, AWAC was a holding company the primary asset of which was its membership interests in Air Wisconsin. Air Wisconsin’s historical business and operations are described in detail throughout this Annual Report. Since those membership interests were disposed of in the Aviation Disposition, AWAC’s primary assets currently are cash and cash equivalents and marketable securities.

Lotus Aviation Leasing, LLC

Lotus was established to acquire and lease flight equipment to Air Wisconsin to support its flight operations. As of December 31, 2024, Lotus owned 47 engines. After giving effect to the Aviation Disposition, Lotus no longer owns any engines, and its primary assets are cash and cash equivalents and marketable securities.

Air Wisconsin Funding LLC

AWF was established to provide flight equipment financing to Air Wisconsin. As of December 31, 2024, Air Wisconsin had no outstanding balance under a $35.0 million credit facility with AWF. As of the date of the filing of this Annual Report, no amounts are outstanding under the credit facility, which has expired, and no further funds are available to be borrowed thereunder. Currently, AWF’s primary assets are cash and cash equivalents and marketable securities.

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

After giving effect to the Aviation Disposition, we no longer have any material operating assets and, in particular, no longer confronts the risks of operating an airline. Therefore, the risk factors set forth below are limited to those we believe to be relevant from and after the date on which this Annual Report was filed, and we have not restated the risk factors related to our business and industry as they existed during the historical reporting periods covered by this Annual Report. For a discussion of the risks and uncertainties that were relevant to our business and industry during the historical reporting periods covered by this Annual Report, please refer to the section titled "Risk Factors" included in our prior SEC filings, including our 2023 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, which are incorporated herein by reference.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, please refer to “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Regulatory and Legal Risks

If Harbor is deemed to be an “investment company” under the Investment Company Act, it would need to register as an investment company and would become subject to substantial regulatory requirements.

As a result of the Aviation Disposition, we no longer have any material operating assets, are not engaged in any operating business, and do not have any source of revenue from operations. Its primary assets consist of cash and cash equivalents, restricted cash and marketable securities. As such, we may be deemed to be an “investment company” under the Investment Company Act.

A company may be deemed to be an investment company under Section 3(a)(1)(C) of the Investment Company Act ("Section 3(a)(1)(C)") if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. The activities of investment companies are restricted, including by restrictions on the nature of investments and the issuance of securities. In addition, investment companies may be subject to burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations, compliance with which can be expensive and time-consuming. Additionally, the business activities of a registered investment company are significantly constrained, which could limit the company’s ability to pursue certain strategic alternatives, including investments, acquisitions or other strategic transactions. If we were to determine that becoming an investment company was preferable to other options available to us, we would become subject to all of those restrictions and burdens. If we meet the definition of an investment company but fail to register when required, we could be subject to regulatory sanctions and civil or criminal penalties. The consequences of being deemed an investment company would have a material adverse effect on our business, financial condition, and prospects.

We intend to rely on the transient investment company exemption under Rule 3a-2 of the Investment Company Act, which provides only temporary relief and is subject to significant conditions and limitations.

Rule 3a-2 under the Investment Company Act ("Rule 3a-2") temporarily relieves certain issuers that are in transition to a non-investment company business due to the occurrence of an extraordinary event, such as the sale of all or substantially all of its operating assets, from the registration and other requirements of the Investment Company Act. Rule 3a-2 allows a “transient investment company” a grace period of one year from the earlier of (a) the date on which the company owns securities and/or cash having a value exceeding 50% of the its total assets on either a consolidated or unconsolidated basis and (b) the date on which it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis (the "Transient Period") to become compliant with Section 3(A)(1)(C) or otherwise find another exemption or exclusion from the definition of "investment company" (the “Transient Investment Company Exemption”).

For Harbor to avail itself of the Transient Investment Company Exemption, it must, among other things, have a bona fide intent to be engaged, as soon as reasonably possible, and in any event within one year of becoming a transient investment company, in a business other than that of investing, reinvesting, owning, holding or trading in securities, and that intent is required to be evidenced by an appropriate board resolution and the company’s business activities during the Transient Period. If Harbor is deemed to be an investment company, we intend to qualify for the Transient Investment Company Exemption and believe we have met, and will continue to meet, the requirements of the exemption. Harbor's board of directors has adopted a resolution confirming our intention to rely on the Transient Investment Company Exemption and confirming that we have met the requirements of the exemption. In furtherance of this determination, Harbor's board of directors has adopted an investment policy with the primary objectives of (1) ensuring the safety of capital and preservation of purchasing power, (2) preserving liquidity, (3) maintaining short-term maturities, and (4) managing towards reasonable rates of return in light of the other investment objectives. Consistent with the investment policy, our Liquid Assets are primarily invested in deposit accounts, money market funds, government-backed securities and similar investments.

The Transient Investment Company Exemption provides only a temporary exemption during the Transient Period and may only be relied upon once during any three-year period. If we are unable to complete a qualifying transaction within the Transient Period, we would no longer be able to rely on the Transient Investment Company Exemption and would need to either: (i) register as an investment company under the Investment Company Act, (ii) qualify for another exemption from registration, (iii) restructure our assets and business to avoid meeting the definition of an investment company, or (iv) liquidate.

There can be no assurance that we will satisfy the subjective bona fide intent requirement of the Transient Investment Company Exemption, that we will be able to consummate a strategic transaction within the Transient Period, or that we will be able to qualify for another exemption. Reliance on the Transient Investment Company Exemption may constrain our flexibility to make investments, pursue acquisitions or engage in joint ventures that involve securities as such actions could affect our investment asset ratios and jeopardize our ability to meet the exemption's conditions. Any actions taken to maintain an exemption from registration under the Investment Company Act, including any adjustment in our strategy, investments or assets could be costly and burdensome. If we are deemed to be an investment company and fail to comply with the registration requirements of the Investment Company Act, and are unable to avail ourselves of an applicable exemption, we could be subject to enforcement actions, regulatory sanctions, civil or criminal penalties and reputational harm.

We may have difficulty establishing that we qualify for a different exemption from registration under the Investment Company Act.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are not, and do not hold ourselves out as being, engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Other than the Transient Investment Company Exemption, there are limited exemptions under the Investment Company Act that may apply to a company in our situation. The primary alternative to the Transient Investment Company Exemption would be Section 3(b)(1) of the Investment Company Act ("Section 3(b)(1)"), which provides an exemption for any issuer primarily engaged in a business other than that of investing, reinvesting, owning, holding, or trading in securities. To qualify under Section 3(b)(1), we would need to demonstrate that we are primarily engaged in a non-investment company business. If we are unable to complete a strategic transaction that results in our primary engagement in a non-investment company business, we may not be able to qualify for an exemption from registration under the Investment Company Act.

If we consummate a strategic transaction that allows us to cease to be deemed an investment company, our ability to invest our cash and cash equivalents will be restricted due to the need to avoid being deemed an investment company.

If we consummate a strategic transaction and cease to be deemed an investment company, then in order to avoid being required to register as an investment company under the Investment Company Act in the future, we must carefully manage the composition of our assets. Specifically, we must ensure that we do not own "investment securities" having a value exceeding 40% of the value of our total assets (exclusive of government securities and cash items). The term "investment securities" is broadly defined under the Investment Company Act and includes most securities other than securities issued by the U.S. government and securities issued by majority-owned subsidiaries that are not themselves investment companies. These restrictions will limit our ability to invest our cash and cash equivalents in a manner that could generate higher returns, and we may be required to hold assets in lower-yielding investments such as bank deposits, money market funds, and government securities. This limitation may result in lower returns on our assets compared to what might otherwise be achievable if we were not subject to these restrictions.

Investment Risks

We currently have no material operating assets and no operating business, and we may not be able to identify or successfully complete a suitable acquisition or other strategic transaction.

As a result of the Aviation Disposition, we currently have no material operating assets, are not engaged in any operating business, and do not have any source of revenue from operations. Our future success largely depends on our ability to identify and execute a strategic alternative that creates value for our stockholders, which may include investments in or acquisitions of one or more businesses, assets, technologies, joint ventures, or other strategic opportunities. Any such transactions could involve one or multiple investments or acquisitions, be in any number of industries or lines of business (which may or may not include the airline industry), and involve the use of cash, equity securities, or a combination thereof.

The process of identifying and evaluating investment and acquisition opportunities, conducting due diligence, negotiating transaction terms, and integrating acquired businesses, assets or technologies is time-consuming and expensive and involves significant uncertainty. We may face significant competition for investments or acquisition targets from other potential acquirers, some of which may have greater resources and experience than we do. We may not be successful in identifying suitable acquisition targets on acceptable terms, or at all. If we do identify an acquisition target, we may not be able to negotiate terms that are favorable to us or complete the transaction due to regulatory, financing, or other obstacles. Even if we complete an acquisition, we may not be able to successfully integrate the acquired business or realize the anticipated benefits of the transaction, which could result in impairment charges or other losses.

In addition, we may pursue other strategic alternatives, which could include, without limitation, the issuance of one or more cash dividends to stockholders, share repurchases, tender offers, registering as an investment company, a liquidation, or other potential transactions. No decision has been made regarding the pursuit of any particular strategic alternative, and we cannot predict when a decision will be made. There can be no assurance we will be successful in identifying, pursuing, or executing any particular strategic transaction or alternative, or that any such action will result in enhanced stockholder value.

Investments, acquisitions and other strategic transactions present many risks, and our failure to successfully integrate any acquired business or assets into our operations could have a material adverse effect on our results of operations and financial condition.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, one or more businesses, assets, technologies, alliances, and joint ventures or other strategic opportunities. Our ability to do so largely depends on our ability to identify and successfully pursue suitable investment and acquisition opportunities. Such investments and acquisitions involve numerous risks, challenges, and uncertainties, including:

•the potential to expose us to risks inherent in entering into a new industry, market or geographic region;
•our ability to negotiate favorable contractual terms;
•our ability to comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals);
•our ability to successfully integrate separate businesses, operations, technology and personnel;
•our ability to realize the full extent of the benefits, cost savings or synergies presented by strategic transactions;
•our ability to minimize potential losses of customers, business partners and key personnel;
•our ability to recover costs incurred relating to a potential acquisition that we fail to consummate; and
•our ability to minimize indemnities and potential disputes with buyers, sellers and strategic partners.

In addition, execution or oversight of strategic transactions may result in the diversion of management’s time and attention away from other aspects of our business and may present financial, managerial and operational risks, including disruptions in our business because of the allocation of resources to consummate these transactions.

With respect to acquisitions in particular, our failure to successfully structure or manage the transactions could have a material adverse effect on our financial condition and results of operations. The expected benefits of any acquisition may not be realized. In connection with any future acquisitions, we could face additional financial and operational risks beyond those described above, including, among other things, the dilution of our stockholders, if we issue equity to fund these transactions; reduced liquidity; increased debt and higher amortization expenses; assumption of operating losses, increased expenses and liabilities; discovery of unanticipated issues and liabilities; failure to meet expected returns; and difficulty in maintaining financial reporting and internal control processes.

Our cash and investments may decline in value, and we may not be able to generate sufficient returns to offset our ongoing expenses.

Our primary assets consist of cash and cash equivalents, restricted cash and marketable securities. Consistent with our investment policies, the Liquid Assets are primarily invested in deposit accounts, money market funds, government-backed securities, and similar investments, with the primary objectives of maintaining liquidity and preserving principal balances. These investments are subject to various risks. The value of our investments could decline due to changes in market conditions, rising or falling interest rates, defaults by issuers, or other factors beyond our control. Additionally, the returns on our investments may not be sufficient to offset our ongoing corporate expenses, including costs associated with maintaining our public company status, pursuing strategic alternatives, and compensating our management team. If our expenses exceed our investment returns over an extended period, the value of our Liquid Assets will decline, which would reduce the amount available for strategic transactions or pursuing other strategic opportunities, including the issuance of cash dividends to stockholders or share repurchases. Our investments will be subject to the following standard investment risks:

Market volatility: the value of our investment portfolio may fluctuate significantly due to market conditions, economic trends, geopolitical events or changes in investor sentiment;

Concentration risk: our investment portfolio could be negatively impacted if our assess are concentrated in a limited number of issuers, sectors or asset classes;

Interest rate risk: changes in interest rates may adversely affect interest income and the value of fixed-income investments we hold;

Credit risk: issuers of securities we hold may default on their obligations, causing losses or reduced income; and

Liquidity risk: we may be unable to sell certain portfolio holdings at desirable prices or in a timely manner, especially during periods of market uncertainty or volatility.

We have limited personnel and resources to evaluate and execute strategic alternatives.

After giving effect to the Aviation Disposition, we have only a small number of employees, executive officers and advisors who manage our day-to-day affairs, oversee our remaining assets and obligations, evaluate strategic alternatives, and execute any transactions we may pursue. The loss of any of these key individuals could impair our ability to operate effectively and pursue our strategic objectives. Our limited personnel and resources may also limit the scope of opportunities we are able to evaluate and pursue. Additionally, potential acquisition targets or business partners may have concerns about our limited operational infrastructure and personnel, which could make it more difficult for us to consummate strategic transactions.

Our stockholders may not agree with the strategic alternatives we pursue, and we may be unable to satisfy all stockholder expectations or enhance stockholder value.

Our stockholders may have different views on what strategic alternatives would best serve their interests. Some stockholders may prefer that we return capital through cash dividends, share repurchases or tender offers, while others may prefer that we pursue acquisitions or other investments to grow our business. We may not be able to satisfy the expectations of all stockholders. Additionally, certain strategic alternatives, such as a sale of the Company, registration as an investment company, liquidation, or a significant acquisition, may require stockholder approval. There can be no assurance that our stockholders would approve any particular transaction. There can also be no assurance that any particular strategic transaction we pursue will result in enhanced stockholder value.

A liquidation of the Company may result in distributions to stockholders that are less than expected or significantly delayed.

One strategic alternative that we may consider is a liquidation of the Company and distribution of its remaining assets to stockholders. If we were to pursue a liquidation, the amount and timing of distributions to stockholders would be subject to significant uncertainty. We may be required to establish reserves for known and contingent liabilities, including potential claims that may arise after we announce or commence a liquidation. The amount of any such reserves would be determined by Harbor's board of directors in the exercise of its business judgment and may be more than is ultimately required, resulting in delayed or reduced distributions. Additionally, the process of liquidating our assets and winding down our affairs could take a significant period of time, during which we would continue to incur expenses that would reduce the amount available for distribution. Stockholders may not receive any distributions from a liquidation for an extended period, and the ultimate amount of distributions may be materially less than anticipated. Finally, any distribution could be subject to significant federal, state or local tax, depending upon a stockholder’s personal financial situation. The tax consequences of any potential liquidation and distribution would likely be a significant consideration in determining whether to pursue a potential liquidation transaction.

General Risk Factors

Information technology security breaches, hardware or software failures, or other information technology infrastructure disruptions may negatively impact our business, operations and financial condition.

The performance and reliability of our and our third-party service providers’ technology is critical to our success. Any internal technological error, failure or large-scale external interruption in the information systems, networks, hardware, software and technological infrastructure we depend on, such as power, telecommunications or the internet (collectively, “IT Systems”), may disrupt our internal network, impact our ability to conduct our business, and result in increased costs or penalties. Our IT Systems (including systems provided by third parties) may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications or IT System failures, computer viruses, cyber criminals and other security issues.

In addition, we face numerous and evolving cybersecurity risks that threaten the security, confidentiality, integrity and availability of our IT Systems, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, security breaches, malfeasance by insiders, human or technological error, computer viruses, malicious or destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our or our third-party service providers’ IT Systems, products or services, malware (including ransomware) and other attacks, including through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or attack or sabotage systems are constantly evolving, and threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result we may be unable to anticipate or to detect, investigate, remediate or recover from attacks or incidents for long periods of time. Further, we may not be able to prevent all data breaches, misuses of data or other cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes will be fully implemented, complied with or effective in protecting our IT Systems. Because we rely on third-party vendors and service providers for functions critical to our business, including information technology infrastructure and services, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. Our remote and hybrid working arrangements (and at many third-party service providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Our third-party service providers may experience cybersecurity incidents in varying degrees. While to date no incidents have had a material impact on our operations or our financial results, we cannot guarantee that material incidents will not occur in the future. Any cybersecurity incident or other adverse impact to the availability, integrity or confidentiality of our IT Systems could compromise our technology systems, result in legal claims or proceedings, regulatory investigations and enforcement actions, liability or regulatory penalties, disruption to our operations, damage to our reputation, and/or significant system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations and financial condition.

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

Harbor has not listed, and does not currently intend to list, its common stock for trading on any national securities exchange. Although Harbor’s common stock is traded under the symbol “HRBR” on the OTC Market, the trading volume for the common stock has historically been limited. Trading on the OTC Market has been further limited due to the fact that Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it has not timely filed all required periodic reports with the SEC. As a result of these and other factors, we expect Harbor's common stock to continue to be highly illiquid for the foreseeable future.

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

The trading price of Harbor’s common stock has been, and may continue to be, volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•failing to meet the conditions of the Transient Investment Company Exemption or being required to register as an investment company;
•actual or anticipated fluctuations in our financial condition, results of operations and liquidity position from period to period;
•actual or potential changes in economic conditions, recessionary concerns, interest rates, inflation and tariffs;
•completion of significant investments, acquisitions or other strategic transactions by us;
•threatened or actual litigation, regulatory inquiries or government investigations, including as a result of the restatement of our previously issued consolidated financial statements;
•purchases or sales of shares of Harbor’s common stock pursuant to Harbor’s publicly announced stock repurchase program, pursuant to one or more tender offers or otherwise;
•issuances of one or more cash dividends to Harbor's stockholders;
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

The concentration of ownership of Harbor’s common stock among a small number of stockholders could allow such stockholders to exert significant influence over our business plans and strategic objectives, control all matters submitted to Harbor’s stockholders for approval, or deter a liquidation or change in control transaction, any of which could negatively affect the trading price or trading volume of its common stock.

As of March 11, 2026 Harbor had 58,429,836 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 34.2% of outstanding shares of Harbor's common stock, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held 16,500,000 shares of common stock, representing approximately 28.2% of the outstanding shares of Harbor's common stock. As a result, Amun and Southshore collectively control a majority of the voting power of Harbor’s outstanding common stock and, therefore, are able to exercise significant influence over the establishment and implementation of our business plans and strategic objectives, as well as to control all matters submitted to Harbor’s stockholders for approval. These stockholders may manage our business in ways with which certain investors may disagree and may be adverse to their interests. This concentration of ownership may also have the effect of delaying, deterring or preventing a liquidation or change in control transaction, depriving Harbor’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of Harbor’s common stock.

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

We have incurred, and expects to continue to incur, significant direct and indirect costs, and diversion of management’s time and resources, as a result of the requirement to comply with certain reporting obligations under the Exchange Act, including those incurred in connection with the preparation and filing of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the audit of the consolidated financial statements contained in its Annual Reports in accordance with SEC rules and Public Company Accounting Oversight Board (United States) standards, and compliance with certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”).

Harbor would again become eligible to suspend its public reporting obligations if it: (i) determines in accordance with applicable SEC rules it has fewer than 300 stockholders of record as of certain points in time, (ii) does not file registration statements pursuant to the Securities Act (which it does not currently intend to do), and (iii) meets certain other requirements under applicable SEC rules. If Harbor becomes eligible to suspend its public reporting obligations in future periods, it may elect to take the actions necessary to suspend those obligations, which would result in Harbor no longer being required to file SEC reports. If Harbor ceases filing reports and other information with the SEC, it would significantly reduce the amount of publicly available information about us and our business and operations, which could have the effect of reducing the trading volume and price of Harbor’s common stock.

Further, notwithstanding that Harbor is currently required to file certain reports and information with the SEC pursuant to Section 15(d) of the Exchange Act, Harbor does not have a class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act. As a result, Harbor is not required to comply with, and does not intend to follow, certain disclosure requirements typically applicable to public reporting companies, including the requirement to file proxy statements, information statements, tender offer disclosures, and beneficial ownership filings. Accordingly, we expect there will continue to be significantly less information available about us, including our governance policies and ownership structure, than is available for many other public reporting companies, which could have the effect of further limiting the trading volume, and further reducing the trading price, of Harbor’s common stock.

We are not current with our reporting obligations under the Exchange Act, which could have adverse consequences for Harbor and its stockholders.

Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it has not timely filed all required periodic reports with the SEC. While Harbor currently intends to file all required periodic reports with the SEC and regain compliance with its reporting obligations, there can be no assurance as to the timing of making these required filings. Harbor’s failure to timely file all required periodic reports with the SEC, or to regain compliance with its reporting obligations, could have a number of adverse consequences, any of which could harm our business and financial results, including:

•Our common stock may not be eligible for "regular way" trading on the OTC Markets or other trading venues, which would significantly limit the liquidity and trading activity in our stock;
•We may be unable to use short-form registration statements for securities offerings, which could increase the cost of, and delay, future capital-raising activities;
•Potential acquisition targets, business partners, or counterparties may be reluctant to enter into transactions with us due to concerns about our compliance with securities laws;
•We could be subject to SEC enforcement actions or civil litigation for failure to comply with our reporting obligations;

•We may experience reputational harm that negatively impacts investor confidence in us; and
•We may be subject to delisting from any securities exchange or marketplace on which our common stock may be listed or quoted.

In addition, as discussed above, Harbor’s failure to timely file all required reports with the SEC has resulted in a significant reduction in the trading volume of Harbor’s common stock, which may have contributed to a decline in the trading price of the common stock.

Provisions in Harbor’s governing documents might delay or prevent a change of control of Harbor, which could adversely affect the value of Harbor’s common stock.

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

Harbor has not historically paid dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. Any future determination by Harbor to pay dividends will be at the discretion of Harbor’s board of directors and will depend on our business strategy, financial condition, liquidity position, capital requirements, restrictions in commercial agreements, business prospects and such other factors as Harbor’s board of directors deems relevant. Harbor is currently in the process of evaluating potential strategic alternatives, which could include the issuance of one or more cash dividends. However, no decision has been made regarding the pursuit of any particular strategic alternative, and we cannot predict when a decision will be made. Consequently, investors should consider that their only opportunity to achieve a positive return on their investment in Harbor’s common stock may be the appreciation in value of the common stock. However, as a result of numerous risks and uncertainties described in this Annual Report, the trading price may not appreciate and may decline significantly.

As a “smaller reporting company,” Harbor has availed itself of reduced disclosure requirements, which may make Harbor’s common stock less attractive to investors.

Harbor is a “smaller reporting company” under applicable SEC rules, and it will continue to be a “smaller reporting company” for so long as either: (i) the market value of Harbor’s common stock held by non-affiliates as of the end of its most recently completed second quarter is less than $250 million; or (ii) the market value of Harbor’s common stock held by non-affiliates is less than $700 million and the annual revenues of Harbor are less than $100 million during the most recently completed fiscal year. Because Amun and Southshore, both of which are affiliates of Harbor, collectively hold a significant percentage of the outstanding shares of Harbor's common stock, it would require a significant increase in the market value of the common stock for Harbor to no longer qualify as a “smaller reporting company.”

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

Complying with public reporting requirements under the Exchange Act is expensive and diverts management’s attention from evaluating and executing our business strategies.

We are subject to the reporting requirements of Section 15(d) of the Exchange Act, which requires that we file annual, quarterly, and current reports with the SEC. In addition, pursuant to SOX, we are required to regularly assess the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

Compliance with these various reporting and compliance obligations is expensive and places significant demands on our management team. Additional resources and management oversight may be required to maintain and enhance our disclosure controls and procedures and internal control over financial reporting, which could have an adverse impact on our business and results of operations. However, after giving effect to the Aviation Disposition, we have a limited number of employees with expertise in financial and accounting matters, developing and maintaining a system of internal controls, and remediating material weaknesses or significant deficiencies in internal control over financial reporting, which increases the risk that our internal control over financial reporting may not be effective in future periods. In addition, the risks associated with being a public reporting company could make it more difficult for us to attract and retain qualified members of the board of directors and executive officers, increase the cost of their services, and increase the cost of premiums for director and officer liability insurance.

The restatement of our previously issued consolidated financial statements may continue to subject us to risks and uncertainties, including the increased possibility of litigation, regulatory inquiries, and loss of investor confidence.

We restated our audited consolidated financial statements as of and for the year ended December 31, 2022 and our interim unaudited consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. Our management dedicated significant time and resources to complete the restatement, and we incurred substantial costs for accounting and legal fees. The prior restatement may continue to subject us to risks and uncertainties, as well as additional costs. For example, several lawsuits were filed relating to facts arising in connection with the restatement, and we could become subject to additional litigation or regulatory inquiries in the future. In addition, the prior restatement may affect investor confidence in the accuracy and completeness of our financial statements, prevent us from completing acquisitions or entering into other strategic alternatives, restrict our access to the capital markets, or raise reputational risks for our business, any of which could harm our business and financial results.

We previously identified a material weakness in our internal control over financial reporting and there is a risk that our internal control over financial reporting may not be effective going forward.

As discussed in the 2023 Annual Report, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to a material weakness. Remediation of the material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we concluded that the identified material weakness had not been fully remediated as of December 31, 2024. We cannot provide assurance that the remediation efforts we are implementing will be sufficient to remediate the identified material weakness or to avoid potential future material weaknesses or significant deficiencies. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every material misstatement in our financial statements. For additional information, please refer to Part I, Item 4, Controls and Procedures, in this Annual Report.

Our conclusion that we did not maintain effective internal control over financial reporting as of December 31, 2023, as well as a determination in any future period that our internal control over financial reporting is not effective, could cause investors to lose confidence in the accuracy and completeness of our financial reports, result in sanctions by the SEC or other regulatory authorities, and cause the trading price or volume of Harbor's common stock to decline. Any failure to achieve or maintain effective internal control over financial reporting could inhibit our ability to accurately report our financial condition or operating results, which could prevent us from completing acquisitions or entering into other strategic alternatives, restrict our access to the capital markets, and increase the risk of regulatory actions or litigation. We also face risks associated with the cost of establishing and maintaining effective internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort.

After giving effect to the Aviation Disposition, we have a small number of employees, executive officers and advisors who manage our day-to-day affairs, oversee our remaining assets and obligations, evaluate strategic alternatives and execute any transaction we may pursue. As a result, we have a limited number of employees with expertise in financial and accounting matters, and with developing and maintaining a system of internal controls and remediating material weaknesses or significant deficiencies in internal control over financial reporting. This dynamic creates additional risk that our internal control over financial reporting may not be effective in future periods.

Stock repurchases could increase the volatility or decrease the trading price of Harbor’s common stock, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

Harbor's board of directors has adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through March 31, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. No shares have been purchased after that date. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price and volume of the common stock, our business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors.

Repurchases of Harbor’s common stock could increase the volatility of the trading price and reduce the trading volume of the common stock, either of which could have a negative impact on the trading price. Similarly, the future announcement of the termination or suspension of the repurchase program, or our decision not to utilize the full authorized repurchase amount under the repurchase program, could result in a decrease in the trading price. Further, the trading volume of Harbor’s common stock has been limited due to the fact that Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act, which has severely limited our ability to utilize the repurchase program and may result in further downward pressure on the trading price.

There can be no assurance that any repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that the repurchase program will enhance long-term stockholder value.

Harbor continues to be at risk of future securities class actions or other litigation.

Securities class action litigation may be instituted against public reporting companies following a decline in the price of a company’s securities, or as a result of declines in the value of securities within the market generally. As a result of our requirement to comply with Exchange Act reporting obligations, a significant amount of information is publicly available regarding our historical business and operations, financial condition and results of operations, and consideration of strategic alternatives. The availability of this information increases the risk of threatened or actual litigation, or other disputes, with our stockholders, current or former employees, or other constituents. For example, several class action lawsuits were filed against us relating to facts arising in connection with the restatement of our previously issued consolidated financial statements, and similar claims could be filed in the future. While the existing lawsuits were generally resolved in our favor, they resulted in the payment of significant legal fees. Future lawsuits could be filed against us relating to the Aviation Disposition or our decision to pursue certain strategic alternatives. If future lawsuits are filed against us, it may result in us being required to pay damages or settlement fees, incur significant defense costs, and experiencing a diversion of management's attention, any of which could harm our business, financial condition and results of operations.

If securities or industry analysts do not publish reports about our business, or we do not issue press releases, an active trading market for Harbor’s common stock may not develop.

The extent of any trading market for Harbor’s common stock will depend, in part, on the content of any reports that securities or industry analysts publish about our business, as well as any press releases or other publications issued by us. Analyst coverage of the Company has been extremely limited, and we are not aware of any reputable analysts that cover us. In addition, we do not intend to regularly issue press releases in the future. Investors should not purchase Harbor’s common stock with the expectation that we will have analyst coverage or that we will publish press releases, and should be aware that the information available about our business may be significantly less than information about other public companies. In the absence of these reports or other publications, an active trading market for Harbor’s common stock may not develop or be sustained.

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
ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.       CYBERSECURITY
Cybersecurity Risk Management and Strategy
During the period covered by this Annual Report, Air Wisconsin's approach to mitigating information technology ("IT") and cybersecurity risk was comprised of a range of activities with the primary objective of maintaining the confidentiality, integrity and availability of its critical IT Systems and information related to its business. Although IT Systems are inherently vulnerable to interruption due to a variety of sources, Air Wisconsin aligned its cybersecurity risk management program, including our processes and controls, with certain applicable and relevant guidelines, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Air Wisconsin assessed its cybersecurity maturity against the NIST CSF’s core functions; however, this did not imply that it met any particular technical standards, specifications or requirements, only that it used the NIST CSF as a guide to help it identify, assess and manage cybersecurity risks relevant to its business.
Air Wisconsin's cybersecurity risk management processes included a cybersecurity incident response plan, and it invested in technical and organizational safeguards intended to manage and mitigate material risks from cybersecurity threats to its IT Systems, including network security controls, employee training, internal vetting of third-party vendors and service providers with whom Air Wisconsin may have shared data, and regular system reviews and security exercises. Air Wisconsin's cybersecurity risk management program was a component of its overall enterprise risk management program, and shared common methodologies, reporting channels and governance processes that applied across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
During the period covered by this Annual Report, Air Wisconsin worked closely with accredited third-party cybersecurity firms to audit its security architecture. Air Wisconsin's Information Security Team, consisting of experienced cybersecurity professionals, was responsible for the day-to-day management of our cybersecurity risks, including directing its cybersecurity risk assessment processes, its security processes, and its response to cybersecurity incidents. For the year ended December 31, 2024, Air Wisconsin did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that had or were reasonably likely to materially affect it, including its operations or business strategy or our results of operations or financial condition. Air Wisconsin faced certain ongoing risks from cybersecurity threats that, if realized, could have materially adversely affect it, including its operations or business strategy or our results of operations or financial condition.
Cybersecurity Governance
We consider cybersecurity risk as critical to the enterprise and, prior to January 9, 2026, delegated the cybersecurity risk oversight function to Air Wisconsin. Certain individuals within Air Wisconsin, including its Vice President of Information Technology ("IT Management") oversee the design, implementation and enforcement of our cybersecurity risk management program, including a cybersecurity policies and procedures manual. IT Management was supported by Air Wisconsin internal security staff and external experts as part of its continuing education on topics that impact public companies. Air Wisconsin's Vice President of Information Technology has more than 15 years of experience managing and leading IT and cybersecurity teams. IT Management was responsible for efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment. In the event of a breach or incident, the cybersecurity policies and procedures manual requires notification to Harbor's board of directors. Following the Aviation Disposition, we engaged a third-party to manage its IT services, including the critical function of end-point protection and overall cybersecurity strategy.
ITEM 2.          PROPERTIES
Aircraft Fleet
As of December 31, 2024, Air Wisconsin owned 63 CRJ-200 regional jets, each of which was configured for single class seating. As a result of the Aviation Disposition, we no longer own any regional jets.
Facilities
In addition to aircraft, as of December 31, 2024, Air Wisconsin had offices, crew bases and maintenance facilities to support its operations. All of Air Wisconsin’s material facilities (other than those provided by American under the American capacity purchase agreement) held as of December 31, 2024 are summarized in the following table:

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
As a result of the Aviation Disposition, we no longer maintain any offices, crew bases or maintenance facilities, with the exception of a single lease for office space located in Appleton, WI covering approximately 1,000 square feet.
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
Prior to its termination, a dispute arose under the United capacity purchase agreement which was resolved by arbitration and the issuance of the United Arbitration Award in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claims that Air Wisconsin breached the agreement by terminating it and that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration. For additional information, please refer to the sections titled “Certain Trends and Uncertainties Affecting Our Business and Industry” in Part I, Item 1, Business, and “Business Overview and Recent Developments” in Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

As previously disclosed, the Company and certain of our officers and directors were named as defendants in several lawsuits relating to facts arising in connection with the restatement of our consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. One of those matters was a consolidated putative class action complaint captioned Toft v. Harbor Diversified, Inc., et al., No. 24-C-556 (E.D. Wisc. 2024) (the "Class Action"). On January 31, 2025, the court dismissed the operative complaint for failure to state a claim upon which relief could be granted. Defendants subsequently moved for sanctions under Rule 11 of the Federal Rules of Civil Procedure against the plaintiffs and their law firms, including the Rosen Law Firm. On December 3, 2025, the court granted the motion for sanctions with respect to the Rosen Law Firm, finding that its complaint against the Company was frivolous, and entered judgment in favor of the defendants. The court will now determine the amount of attorneys’ fees and costs to which the Company and certain of its officers are entitled based on the Rule 11 violations found by the court.

In 2024, three stockholders each filed a stockholder derivative action against certain officers and directors of the Company alleging breach of fiduciary duty, among other claims, arising from allegations substantively similar to those raised in the Class Action. Two of those actions were consolidated in an action captioned In re Harbor Diversified, Inc. Shareholder Derivative Litigation, No. 24-C-903 (E.D. Wisc. 2024), and the other action is captioned Cooke v. Bartlett et. al., No. 24-934-MN (D. Del. 2024). Neither action substantively moved forward while the parties awaited a decision on the motion to dismiss in the Class Action. Following the dismissal of the Class Action, on March 12, 2026, the court entered a dismissal without prejudice in the Wisconsin consolidated action pursuant to the stipulation of the parties. The plaintiff in the Delaware action filed a notice of dismissal on March 25, 2026.
ITEM 4.          MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Harbor’s common stock is currently traded on the OTC Market under the symbol “HRBR.” Harbor has not listed, and does not currently intend to list, its common stock for trading on any national securities exchange. The trading volume for the common stock has historically been limited. Trading on the OTC Market has been further limited due to the fact that Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it has not timely filed all required periodic reports with the SEC Accordingly, we expect Harbor’s common stock to continue to be highly illiquid for the foreseeable future. Investors should be aware that an active trading market for Harbor’s common stock may never develop or be sustained, and that the delay in filing certain required periodic reports with the SEC could have a prolonged negative impact on the trading volume of the common stock. For additional information, please refer to the “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, Risk Factors, in this Annual Report.
Holders of Record
As of March 11, 2026, there were approximately 351 holders of record of Harbor’s common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, not all of which are known to Harbor, Harbor is unable to provide the exact number of stockholders represented by these record holders.
The transfer agent and registrar for Harbor’s common stock is Equinity Trust Company, LLC.
Dividends
Harbor has not historically paid any cash dividends on shares of its common stock and does not expect to pay dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of Harbor’s board of directors and will depend on our business strategy, financial condition, liquidity, capital requirements, restrictions contained in commercial agreements, business prospects and such other factors as Harbor’s board of directors deems relevant. Harbor is currently in the process of evaluating potential strategic alternatives, which could include the issuance of one or more cash dividends. However, no decision has been made regarding the pursuit of any particular strategic alternative, and we cannot predict when a decision will be made.
Unregistered Sales of Equity Securities
There were no unregistered sales of Harbor’s equity securities during the year ended December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 30, 2021, Harbor’s board of directors adopted a stock repurchase program pursuant to which Harbor could repurchase up to $1.0 million of shares of its common stock from time to time during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price and volume of the common stock, our business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors. Repurchases may be effected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason.

Below is a summary of stock repurchase activity under Harbor’s stock repurchase program during the three months ended December 31, 2024:

	Total number of shares purchased (1)	Average price paid per share	Dollar value of shares repurchased	Approximate dollar value of shares remaining available under stock repurchase program
October 1 – October 31, 2024	8,510	$0.90	$7,622	$16,056,446
November 1 – November 30, 2024	12,941	$1.02	$13,225	$17,043,221
December 1 – December 31, 2024	19,097	$1.01	$19,382	$18,023,839
Total	40,548	$0.99	$40,229
(1)All of the reported shares were repurchased pursuant to Harbor’s publicly announced stock repurchase program. In addition, all of the reported shares were purchased pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act.

Harbor acquired an aggregate of 1,132,594 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2024. From the inception of the program through March 31, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. No shares have been purchased after that date.
No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the year ended December 31, 2024.
ITEM 6.          [RESERVED]
ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements, accompanying notes, and other financial information included in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A.“Risk Factors,” in this Annual Report.
General
Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which, until January 9, 2026, was the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which had historically operated as an independent air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leased flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provided flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets.
Following the Aviation Disposition (as defined below), neither Harbor nor any of its remaining subsidiaries has any material operating assets or active airline operations. Our remaining assets consist primarily of cash and cash equivalents, restricted cash and marketable securities.

Because Harbor consolidated Air Wisconsin for financial statement purposes prior to the Aviation Disposition, for purposes of this Annual Report, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. Where reference is made only to Harbor Diversified, Inc. (such as when referring to the outstanding shares of common stock), it is referred to as “Harbor.” Where reference is made only to Air Wisconsin (such as where it is named specifically for its historical contractual obligations and operations), it is referred to as "Air Wisconsin." Where reference is intended to include Harbor and its consolidated subsidiaries, they are jointly referred to as the “Company,” “we,” “us,” or “our.”
Unless otherwise indicated, the discussion below reflects our historical financial condition and results of operations for the year ended December 31, 2024, during which Air Wisconsin conducted airline operations. Our business operations and financial condition following the Aviation Disposition are materially different from our historical operations and financial condition reflected in the periods presented, and historical results should not be viewed as indicative of future performance.
Restatement of Previously Issued Condensed Consolidated Financial Statements
We restated our audited consolidated financial statements as of and for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023.
Please refer to the “Explanatory Note” in the 2023 Annual Report, and Note 2, Restatement of 2022 Consolidated Financial Statements, and Note 20, Restatement of Prior Quarterly 2023 and 2022 Condensed Consolidated Financial Statements (Unaudited), to the audited consolidated financial statements included in the 2023 Annual Report, for additional information on the restatement of, and the related effects on, our consolidated financial statements.
The prior restatement required significant management attention and resulted in substantial accounting and legal costs. Although we have completed the restatement process, this historical financial information discussed below reflects the effects of those restatements, and investors should consider the impact of the restatement when evaluating the period-to-period comparisons.
Business Overview and Recent Developments
Aviation Disposition
As previously disclosed, on January 9, 2026, Harbor completed the last in a series of transactions pursuant to which it disposed of all of its aviation assets, including its membership interests in Air Wisconsin (the completion of all such transactions, collectively, the "Aviation Disposition"). The aggregate consideration received in connection with the Aviation Disposition was approximately $125.9 million, subject to certain customary purchase price adjustments and the impact of required tax obligations.
After giving effect to the Aviation Disposition, neither Harbor nor any of its remaining subsidiaries has any material operating assets or infrastructure to support an airline, provided that the Company did retain certain non-operating assets, which primarily relate to lease payments for a single aircraft, insurance claims, and state and federal tax refunds.
The Company currently does not have any material operating assets, is not engaged in any operating business, and does not have any source of revenue from operations.
Historical Regional Airline Services and Supplemental Operations
Prior to the Aviation Disposition, our primary business strategy consisted of providing regional airline services under capacity purchase agreements with major airlines and certain other supplemental operations including charter flights. As of December 31, 2024, Air Wisconsin owned a fleet of 63 CRJ-200 regional jets. all of which were manufactured by Bombardier, Inc. Following the Aviation Disposition, the Company has no material operating assets.
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a capacity purchase agreement (the "American capacity purchase agreement") with American Airlines, Inc. ("American"), pursuant to which Air Wisconsin agreed to provide regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner in early June 2023 when all of Air Wisconsin’s aircraft were removed from the capacity purchase agreement that Air Wisconsin had entered into with United Airlines, Inc. ("United") in February 2017 (the "United capacity purchase agreement"). As of December 31, 2024, Air Wisconsin had 45 aircraft in service for American. For the year ended December 31, 2024, substantially all of our operating revenues were derived from operations associated with the American capacity purchase agreement. For the year ended December 31, 2023, approximately 63.8% of our operating revenues were derived from operations associated with the American capacity purchase agreement.
Under the American capacity purchase agreement Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria.
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
On January 3, 2025, in accordance with the American capacity purchase agreement, American delivered to Air Wisconsin notice of termination of the agreement, effective April 3, 2025. On that date, all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
For additional information, please refer to the section titled "American Capacity Purchase Agreement" in Part I, Item 1, “Business,” and Part I, Item 1A, Risk Factors, in this Annual Report, and Note 1, Summary of Significant Accounting Policies — Contract Revenues, Note 2, Capacity Purchase Agreements with United and American, and Note 15, Subsequent Events, in the notes to the audited consolidated financial statements in this Annual Report.
United Capacity Purchase Agreement
Prior to early June 2023, Air Wisconsin provided regional airline services to United pursuant to the United capacity purchase agreement, which was entered into in February 2017 and which terminated in early June 2023. Approximately 36.0% of our operating revenues for the year ended December 31, 2023, was derived from operations associated with the United capacity purchase agreement. None of our operating revenues for the year ended December 31, 2024, were derived from operations associated with the United capacity purchase agreement. For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Contract Revenues, and Note 3, Capacity Purchase Agreements with United and American, in the notes to the audited consolidated financial statements in this Annual Report.
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

Federal and State Tax Refunds
We determined that, as a result of the United Arbitration Award, we would amend our 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to the disputed amounts. As a result, we recorded federal and state tax assets of approximately $7.4 million in the aggregate related to the amendment of our 2021 and 2022 federal and state income tax returns. As of December 31, 2024, we had yet to receive $7.4 million related to the 2022 and 2021 amended tax returns. The decrease in revenues and interest income also resulted in federal and state net operating losses as of December 31, 2022 and much of these losses remain as of December 31, 2024. While we established valuation allowances against our deferred tax assets beginning with the year ended December 31, 2022 and continuing through the year ended December 31, 2024, the federal and state net operating losses are available to reduce future taxable income. For additional information, please refer to Note 3, Income Taxes, in the notes to the audited consolidated financial statements in this Annual Report.
As of the date of this Annual Report, we continue to pursue collection of the anticipated federal and state income tax refunds described above. However, the timing and receipt of such funds remains subject to review by the applicable taxing authorities.
Alternative Business Strategies
On January 3, 2025, American gave notice to Air Wisconsin of the termination of the American capacity purchase agreement, effective April 3, 2025. Given the dynamics in the airline industry, including the decision by multiple major airlines to eliminate from their fleets single class 50-seat aircraft, such as those owned by Air Wisconsin, the Company realized that it was unlikely Air Wisconsin would be able to enter into a new capacity purchase agreement with a major airline to provide regional airline service. As a result, on January 10, 2025, Air Wisconsin announced a strategic realignment of its business strategies. As part of that contemplated realignment, Air Wisconsin began exploring various business opportunities, including (1) expanding its charter operations; (2) focusing on Essential Air Service Program (“EAS”) markets; and (3) transitioning its relationship with American to a codeshare and interline relationship. These efforts did not lead to sustainable operations or positive financial results.
In the second and third quarters of 2025, Air Wisconsin began exploring other strategic alternatives, including the sale of its business or of substantially all of its assets, either in one transaction or a series of multiple transactions. Management had discussions with several different parties and considered various proposals from interested parties, some of which were interested in acquiring Air Wisconsin’s DOT operating certificate and others of which were interested in acquiring some of Air Wisconsin’s aircraft. The primary factors Air Wisconsin considered in analyzing various proposals included anticipated deal consideration, legal structure, expected tax implications, regulatory timing and impacts, and certainty of closing. The strategic review process culminated in the Aviation Disposition.
Following the Aviation Disposition, we are evaluating potential strategic alternatives that may include investments in, or acquisitions of, one or more businesses, assets, technologies, joint ventures, or other strategic opportunities. Any such transactions could involve one or multiple investments or acquisitions, be in any number of industries or lines of business and involve the use of cash, equity securities, or a combination thereof. In addition, the Company may pursue other strategic alternatives, which could include, without limitation, the issuance of one or more cash dividends, share repurchases, tender offers, registration as an investment company, a liquidation of the Company, or other potential transactions. Until a strategic alternative is identified and completed, if at all, we expect our business to remain focused primarily on investment management, capital preservation, liquidity and the evaluation of potential opportunities.
Additionally, since our remaining assets are predominantly comprised of cash and cash equivalents, restricted cash and marketable securities, the Company could potentially be deemed an “investment company” pursuant to the Investment Company Act of 1940, as amended, and the rules promulgated thereunder (the “Investment Company Act”). Becoming an investment company would impose on the Company additional regulatory and disclosure requirements, compliance with which could be expensive and time-consuming. The Investment Company Act provides a number of exemptions, including a one-year safe harbor for companies that are seeking to acquire an operating business. The Company intends to avail itself of this exemption. If the Company is not able to meet the requirements of the exemption, it may be required to register as an investment company, seek the availability of a different exemption, or pursue an alternative strategy.
Dependence on Investment Income
Following the Aviation Disposition, our primary assets consist of cash and cash equivalents, restricted cash and marketable securities. Consistent with our investment policies, those assets are primarily invested in deposit accounts, money market funds, government-backed securities, and similar investments, with the primary objectives of maintaining liquidity and preserving principal. Since we are no longer engaged in any operating business, and do not have any source of revenue from operations, our primary source of earnings for the foreseeable future is expected to be investment income generated from those assets. Accordingly, our future results of operations and cash flows are expected to be materially influenced by factors such as prevailing interest rates, the credit quality of counterparties, the composition and maturity of our investment portfolio, and broader macroeconomic conditions. Further, our investment returns must be sufficient to offset our ongoing corporate expenses, including costs associated with maintaining our public company status, pursuing strategic alternatives, and compensating our management team. To the extent our operating expenses exceed investment income over an extended period, our assets would decline, reducing the capital available for strategic transactions or other strategic opportunities.

2024 Financial Highlights
The following financial highlights relate solely to our historical performance inclusive of our airline operations for the year ended December 31, 2024, and do not reflect our financial position following the Aviation Disposition on January 9, 2026.
For the year ended December 31, 2024, we had total operating revenues of $202.4 million, a 1.6% increase, compared to $199.2 million for the year ended December 31, 2023. Net loss for the year ended December 31, 2024 was $17.2 million, or net loss of $0.36 per basic and diluted share, compared to net loss of $16.0 million, or net loss of $0.39 per basic and diluted share, for the year ended December 31, 2023. For additional information, please refer to Note 11, Earnings per Share and Equity, in the notes to the audited consolidated financial statements in this Annual Report.
Revenue
Because our flights under our capacity purchase agreements provided distinct services that had the same pattern of transfer to the customer, which were satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services provided under the American capacity purchase agreement and the United capacity purchase agreement represented a series of services that have been accounted for as a single performance obligation. Therefore, our contract revenues were recognized when service was provided, and our performance obligation was met on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
The United capacity purchase agreement terminated in early June 2023 and contract revenues have not been recorded under that agreement since then. In March 2023, Air Wisconsin commenced flying operations for American under the American capacity purchase agreement, at which time Air Wisconsin began recording contract revenues under that agreement. Contract revenues could take the form of fixed or variable receipts as further described below. Amounts Air Wisconsin received for completing its performance obligation in a particular period have been recorded as contract revenues in that period and were generally variable in nature, such as revenues based on departures and block hours or the number of aircraft for which it received compensation on a daily basis. Other amounts received have been recognized in contract revenues in proportion to the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. The capacity purchase agreements also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes.
The number of aircraft we had in scheduled service and the number of block hours and departures we generated from our flights were the primary drivers of our contract revenues under both the United capacity purchase agreement and the American capacity purchase agreement. Primarily as a result of the pilot shortage, block hours decreased from 87,011 during the year ended December 31, 2023 to 74,742 during the year ended December 31, 2024, or by 14.1%, and departures decreased from 61,769 in 2023 to 54,001 in 2024, or by 12.6,%.
Although a decrease in block hours and departures during the year ended December 31, 2024, compared to the year ended December 31, 2023, resulted in a decrease in variable revenues for the year ended December 31, 2024, compared to the year ended December 31, 2023, the decrease was offset by increased revenues in the fourth quarter 2024 as a result of Amendment No 4 ("Amendment No. 4") to the American capacity purchase agreement. Amendment No. 4, executed in November 2024, increased fixed and incentive revenues available to Air Wisconsin, and shortened the period over which any remaining deferred revenues would be recognized due to the termination of the capacity purchase agreement in April 2025. As a result, overall contract revenues increased $3.6 million, or 1.8%, to $202.4 million for the year ended December 31, 2024 compared to $198.8 million for the year ended December 31, 2023. Total contract revenues for the year ended December 31, 2024 included $2.9 million of contract revenues that were previously deferred under the American capacity purchase agreement, compared to $13.6 million of contract revenues recognized during the year ended December 31, 2023 that were previously deferred under the United capacity purchase agreement. Air Wisconsin began flying operations for American in March 2023 and primarily all of our operating revenues since that time through the year ended December 31, 2024 were generated under the American capacity purchase agreement.
Under the American capacity purchase agreement, Air Wisconsin was also entitled to be reimbursed for certain startup costs ("non-refundable upfront fee revenue"), such as livery changes to the aircraft, to prepare the aircraft for American flight services. Through December 31, 2024, Air Wisconsin incurred $4.0 million in reimbursable startup costs. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the Company recognized contract revenues related to the total estimated non-refundable upfront fee revenue of $4.0 million on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the year ended December 31, 2024 Air Wisconsin recognized $2.7 million of non-refundable upfront fee revenues with $0.8 million deferred as of December 31, 2024. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement were adjusted over the remaining term of the agreement and were recognized as part of future contract revenues relative to future flights completed or estimated to be completed over the remaining term of the agreement.
Additionally, Air Wisconsin received certain support fees and increased rates and was reimbursed for heavy maintenance expenses based on the fixed daily amount for each aircraft covered under the agreement. In accordance with GAAP, the Company recognized revenue related to the monthly support fee, heavy maintenance revenue, and a pilot compensation assistance payment (collectively, the "maintenance and support payments") on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. The recognition of both the non-refundable upfront fees and the maintenance and support payments were modified due to changes in contractual terms under Amendment No. 4.
During the fourth quarter 2024, Air Wisconsin began to provide on-demand charter service within the contiguous United States. Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer. The performance obligation was met and revenue was recognized upon completion of the flight. For the year ended December 31, 2024, charter revenues were $2,187 and represented 1.1% of the Company's contract revenues.
As of December 31, 2024, the Company had Contract liabilities, net of $4.2 million and Long-term contract liabilities, net of $0 on its consolidated balance sheet. As of December 31, 2023, the Company had a Contract liabilities, net of $0.1 million and Long-term contract liabilities, net of $3.0 million on its consolidated balance sheet.
Other revenue is immaterial and primarily consists of aircraft rental revenue and the sales of parts to other airlines. These parts are sold at fair market value.
For additional information, please refer to the section titled "Critical Accounting Policies and Estimates — Revenue Recognition," in Note 1, Summary of Significant Accounting Policies — Contract Revenues, and Note 2, Capacity Purchase Agreements with United and American in the notes to the audited consolidated financial statements in this Annual Report.
Operating Expenses
Our total operating expenses decreased $9.5 million, or 4.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in operating expenses was primarily related to decreases in expenses associated with legal fees of $7.1 million, or 82.9%, due to the cessation of the United arbitration, and aircraft maintenance, materials, and repairs of $2.3 million, or 3.8%, and insurance expense of $0.7 million, or 28.1%, as a result of decreased flying in the year ended December 31, 2024 when compared to the year ended December 31, 2023. These decreases were partially offset by increases in depreciation expense of $0.5 million, or 2.1%, and rent expense $0.5 million, or 7.9%, primarily related to simulator rent. For additional information, please refer to the section titled “–Results of Operations—Operating Expenses” in this Annual Report.
Economic Conditions, Challenges and Risks Impacting Financial Results
Although our capacity purchase agreements tended to have the effect of reducing Air Wisconsin’s exposure to certain risks and uncertainties, its operating and business performance during the years ended December 31, 2024 and

December 31, 2023 were driven by various factors that typically affect regional airlines and the markets in which they operate, including factors that affect the broader airline and travel industries. The following key factors have materially affected operating performance and financial results. Following the Aviation Disposition on January 9, 2026, these factors are no longer directly relevant to our business.
Pilot Shortage. An industry-wide pilot shortage has existed for many years, which is the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at regional and other carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. As a result, Air Wisconsin, like most of its peers, during the years ended December 31, 2024 and December 31, 2023, was not able to hire and retain a sufficient number of pilots to crew all of its aircraft. This limited the number of flights it was able to fly under the United capacity purchase agreement and the American capacity purchase agreement. Following the Aviation Disposition, we no longer incur airline personnel costs.
Industry Volatility. The airline industry has historically been volatile and affected by numerous factors, such as tourist activity, consumer confidence, discretionary spending, fare initiatives, fuel prices, labor costs, labor actions, global pandemics, outbreak of war or hostilities, changes in governmental regulations, government sanctions, natural disasters, and changes in weather patterns. Historically, Air Wisconsin's capacity purchase agreements sheltered it from some of these factors; however, because we no longer operate an airline, we are no longer directly exposed to these industry-specific risks.
Competition. Air Wisconsin historically operated as a regional airline and faced competition from larger carriers with greater financial and operational resources, which contributed to the difficulties Air Wisconsin faced in seeking to enter into these markets. Following the Aviation Disposition, these competitive dynamics are no longer relevant to us.
Maintenance Contracts, Costs and Timing. Historically, Air Wisconsin's results were affected by aircraft maintenance costs and the timing of major maintenance activities, which were subject to variables such as aircraft utilization, regulatory requirements, and unscheduled maintenance events. Air Wisconsin’s employees performed routine airframe and engine maintenance along with periodic inspections of equipment at its maintenance facilities. Air Wisconsin also used third-party vendors for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for Air Wisconsin’s aircraft. Since the maintenance program remained with Air Wisconsin, we no longer incur aircraft maintenance expenses following the Aviation Disposition.
Unionized Labor. The airline industry is heavily unionized, and the wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2024, Air Wisconsin had approximately 944 employees, of which 666 were represented by unions. Because the unionized workforce and related labor agreements remained with Air Wisconsin following the Aviation Disposition, labor relations and collective bargaining agreements are no longer relevant to the Company.
Please refer to Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of the significant risks and uncertainties affecting our business and results of operations, and the trading price of Harbor's common stock.
Components of Our Results of Operations
The following discussion summarizes the key components of our consolidated statements of operations and reflects Air Wisconsin's airline operations prior the Aviation Disposition. Following the Aviation Disposition, the airline-specific operating components are no longer directly relevant.
Operating Revenues
Our consolidated operating revenues consisted primarily of contract revenues from flight services for the year ended December 31, 2024.
Contract Revenues. Contract revenues during the twelve months ended December 31, 2024, and December 31, 2023, consisted of fixed monthly amounts per aircraft pursuant to both the American and United capacity purchase agreements, along with the additional amounts received based on the number of departures and block hours flown. Each of these agreements provided for provisional cash payments each month based on a projected level of flying each month. Commencing in September 2023, the American capacity purchase agreement further provided for performance bonuses and rebates. Air Wisconsin subsequently reconciled these payments to the actual completed flight activity on a monthly basis. Flying operations with United ceased in early June 2023 and all amounts were subsequently reconciled. Flight operations began for American in March 2023 and ceased in April 2025, and all payments were subsequently reconciled to the actual completed flight activity.
Contract Services and Other. Contract services and other revenue are not material and primarily consist of aircraft rental revenue and the sale of parts.
Operating Expenses
Our consolidated operating expenses consisted of the following items:
Payroll and Related Costs. Payroll and related costs primarily relate to wages, benefits and payroll taxes for all of Air Wisconsin’s employees, as well as costs related to lodging of our flight crews and crew training expenses.
Aircraft Fuel and Oil. Substantially all aircraft fuel and related fueling costs for flying under both the American and United capacity purchase agreements were directly paid and supplied by American or United, as applicable, and we did not record any revenue or expense for such fuel. Under the American capacity purchase agreement, we were reimbursed for certain startup expenses, including fuel, to prepare our aircraft for American flight services. We were responsible for the cost of aircraft oil under the capacity purchase agreements, although that expense was not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs include costs related to airframe and rotable overhauls, normal recurring maintenance and the cost of aircraft materials and parts related to Air Wisconsin’s CRJ-200 regional jets and the cost of engine maintenance by Lotus. With the exception of engine overhauls by Air Wisconsin, we recorded these costs using the direct expense method of accounting, pursuant to which component repair work was expensed when parts were shipped for repair, while airframe and engine overhauls were expensed when the maintenance work was completed. As a result of using the direct expense method, the timing of maintenance expense reflected in the financial statements may vary from period to period. We capitalized Air Wisconsin’s engine overhaul costs, and the amortization expense is included in aircraft maintenance, materials and repairs using the deferral method of accounting; Air Wisconsin’s engine overhaul costs were amortized over the estimated useful life of the overhaul measured in engine cycles remaining until the next scheduled shop visit.
Other Rents. Other rents include expenses related to leased engines, costs related to leased flight simulators used to train Air Wisconsin’s pilots, and building rents such as crew and maintenance bases and corporate office space.
Depreciation, Amortization and Obsolescence. Depreciation expense is a periodic non-cash charge primarily related to aircraft, engine and rotable parts depreciation. Amortization expense is a periodic non-cash charge primarily related to capitalized engine overhauls. Obsolescence expense is a periodic non-cash charge primarily related to the provision for obsolescence of our expendable aircraft parts.
Purchased Services and Other. Purchased services and other expense primarily includes information technology system costs, legal fees, professional and technical fees, gains and losses on disposals of fixed assets, insurance premiums, property taxes and other administrative expenses. The majority of insurance premiums and property taxes were pass-through costs to United and American prior to the termination of the respective capacity purchase agreements.
Other (Expense) Income, Net
Interest and Dividend Income. Interest and dividend income primarily includes interest and dividends earned on our cash and cash equivalents and our investments in marketable securities.
Interest Expense. Interest expense in the year ended December 31, 2024 was immaterial.
Gain (Loss) on Marketable Securities and Long-term Restricted Investments. The gain or loss reflects the change in the market value of our Marketable securities and Long-term restricted investments and any gains or losses associated with their sales for the year ended December 31, 2024. For the year ended December 31, 2024, the Company recorded a gain on its Marketable securities of $1.0 million and a gain of $0.6 million on its Long-term restricted investments that are contained within the Supplemental Executive Savings Plan. The combined gain of $1.6 million is recorded as Gain on marketable securities and long-term restricted investments in the consolidated statements of operations. For the year ended December 31, 2023, the Company recorded a gain on its Marketable securities and Long-term restricted investments of $5.9 million, of which $2.2 million related to the Company's Long-term restricted investments. For additional information, please refer to Note 8, Retirement and Other Benefit Plans, in the notes to the audited consolidated financial statements in this Annual Report.

Gain on Extinguishment of Debt. In 2018, Air Wisconsin entered into a debt restructuring agreement with a lender which was classified as a troubled debt restructuring. As such, the future undiscounted interest payments were capitalized as part of the carrying value of the debt. The prepayment of a portion of this debt during the year ended December 31, 2023, resulted in the abatement of the future interest amounts that were previously capitalized as part of the 2018 debt restructuring and were recognized as a gain on extinguishment of debt. Similarly, a repayment of the debt at a discount during the year ended December 31, 2023 was also recognized as gain on extinguishment of debt to the extent of the discount realized. As a result of the debt repayments, as of December 31, 2023 and December 31, 2024, Air Wisconsin no longer had any debt outstanding or debt service obligations. For additional information, please refer to Note 4, Debt, in the notes to the audited consolidated financial statements in this Annual Report.
Other, Net. Other expenses include income (expense) derived from activities not classified in any other area of the consolidated statements of operations.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), who for the year ended December 31, 2024, was the President and Chief Executive Officer of Air Wisconsin, in deciding how to allocate resources and in assessing operating performance. Under Accounting Standards Codification Topic 280, Segment Reporting, for the year ended December 31, 2024, the Company has one reportable segment that is managed on a consolidated basis providing scheduled flight services for American under the American capacity purchase agreement and on-demand charter service within the contiguous United States and Canada.
Our CODM evaluated the Company's financial information and resources on a consolidated net loss basis. Significant expenses that are regularly provided to the CODM for the Company's one reportable segment are presented on the consolidated statements of operations and are included within the reported measure of consolidated Net loss. Additionally, the measure of segment assets is reported on the consolidated balance sheets as Total assets.
Results of Operations
The following discussion reflects Air Wisconsin's airline operations prior to the Aviation Disposition. Our business operations and financial condition following the Aviation Disposition are materially different from our historical business operations and financial condition, and historical results should not be viewed as indicative of future performance.
Comparison of the Years Ended December 31, 2024 and December 31, 2023
We had an operating loss of $24.2 million for the year ended December 31, 2024, compared to an operating loss of $36.9 million for the year ended December 31, 2023. For the year ended December 31, 2024, we had a net loss of $17.2 million compared to a net loss of $16.0 million for the year ended December 31, 2023.

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	732,446	905,729	(173,283)	(19.1%)
Actual Block Hours	74,742	87,011	(12,269)	(14.1%)
Actual Departures	54,001	61,769	(7,768)	(12.6%)
Revenue Passenger Miles (“RPMs”) (in thousands)	607,135	759,844	(152,709)	(20.1%)
Average Stage Length (in miles)	278	301	(23)	(7.6%)
Contract Revenue Per Available Seat Mile (in cents)	27.63 ¢	21.95 ¢	5.68 ¢	25.9%
Passengers	2,154,829	2,502,123	(347,294)	(13.9%)
The decrease in ASMs, block hours, departures, passengers and RPMs during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the industry-wide pilot shortage which resulted in a significantly lower number of flights and the transition from flying for United to flying for American. During the transition period aircraft were removed from flight services for United and prepared for service for American. During this time, the transitioned aircraft did not generate revenue (other than with respect to the reimbursement of certain costs which were then recognized over the term of the American capacity purchase agreement on a proportional basis taking into account the number of flights actually completed relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement) and thus contributed to lower ASMs, block hours, departures, RPMs and passengers. The increase in contract revenue per available seat mile during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily attributable to increased rates in the American capacity purchase agreement, when compared to the United capacity purchase agreement, along with a shorter average stage length.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Operating Revenues ($ in thousands):
Contract Revenues	$202,375	$198,833	$3,542	1.8%
Contract Services and Other	8	372	(364)	(97.8%)
Total Operating Revenues	$202,383	$199,205	$3,178	1.6%
Although a decrease in block hours and departures during the year ended December 31, 2024, compared to the year ended December 31, 2023, resulted in a decrease in variable revenues for the year ended December 31, 2024, compared to the year ended December 31, 2023, Amendment No 4 ("Amendment No. 4") to the American capacity purchase agreement, executed in November 2024, resulted in additional fourth quarter 2024 revenues. Amendment No. 4 increased fixed and incentive revenues available to Air Wisconsin, and shortened the period over which any remaining deferred revenues would be recognized due to the termination of the capacity purchase agreement in April 2025. As a result, overall contract revenues increased $3.6 million, or 1.8%, to $202.4 million for the year ended December 31, 2024 compared to $198.8 million for the year ended December 31, 2023. Overall, total operating revenues increased $3.2 million, or 1.6%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. For additional information, please refer to

Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$122,102	$121,697	$405	0.3%
Aircraft Fuel and Oil	340	517	(177)	(34.2%)
Aircraft Maintenance, Materials and Repairs	58,476	60,783	(2,307)	(3.8%)
Other Rents	6,698	6,210	488	7.9%
Depreciation, Amortization and Obsolescence	26,051	25,523	528	2.1%
Purchased Services and Other	12,919	21,346	(8,427)	(39.5%)
Total Operating Expenses	$226,586	$236,076	$(9,490)	(4.0%)
Our total operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs increased $0.4 million, or 0.3%, to $122.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by increases in pilot wages due to pay rate increases of $4.0 million, offset by reduced pilot bonuses of $2.8 million, maintenance employee wages of $1.6 million, and payroll benefits of $0.7 million. These increases were offset by decreases to management wages of $0.9 million inclusive of a non-cash adjustment of $0.6 million related to the supplemental executive savings plan, flight attendant wages of $0.4 million, per diem of $0.4 million and a net decrease in other personnel expenses of $1.1 million.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American capacity purchase agreement during the year ended December 31, 2024 and the American and United capacity purchase agreements during the year ended December 31, 2023 were directly paid to suppliers by American and United. During the year ended December 31, 2024, Air Wisconsin had a decrease of $0.2 million, or 34.2%, in fuel costs related to maintenance flights and preparing its aircraft for flight services pursuant to the American capacity purchase agreement primarily as a result of lower departures and block hours. We were responsible for the cost of aircraft oil under both the United capacity purchase agreement and the American capacity purchase agreement, although this expense was not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $2.3 million, or 3.8%, to $58.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of reduced flying levels during the year ended December 31, 2024 when compared to year ended December 31, 2023. The decrease was primarily driven by decreases in airframe repairs of $5.5 million, net scraps of $0.2 million, and overhaul amortization of $0.7 million due to lower departures. These decreases were partially offset by an increase in materials used of $2.9 million, engine repairs of $0.6 million, shop supplies and tools of $0.2 million, freight expenses of $0.2 million, and a decrease in rebates of $0.2 million.
Other Rents. Other rents expense increased $0.5 million, or 7.9%, to $6.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of increases in flight simulator rent of $0.4 million.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense increased $0.5 million, or 2.1%, to $26.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023.

This was primarily due to $0.3 million increase in rotable depreciation expense for the year ended December 31, 2024 when compared to the year ended December 31, 2023.
Purchased Services and Other. Purchased services and other expense decreased $8.4 million, or 39.5%, to $12.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in legal expenses of $7.1 million related to the United arbitration, along with decreases in insurance expense of $0.7 million, landing fees of $0.3 million, uncollectible accounts of $0.2 million, and advertising expense of $0.1 million.
Other (Expense) Income
Interest and Dividend Income. Interest and dividend income decreased $1.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in investment income earned on marketable securities and other investments of $1.4 million primarily as a result of decreasing interest rates, which was partially offset by an increase of $0.2 million for aircraft sales-lease interest.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Gain on Marketable Securities and Long-term Restricted Investments. Gain on marketable securities and long-term restricted investments decreased $4.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of a decrease in the market value of our marketable securities and a non-cash gain adjustment in the amount of $0.5 million related to Long-term restricted investments within the SESP. The value of the Marketable securities decreased primarily as a result of decreasing interest rates during the year ended December 31, 2024.
Gain on Extinguishment of Debt. Gain on extinguishment of debt decreased $6.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of the prepayment of Air Wisconsin's outstanding debt obligations during the year ended December 31, 2023. For additional information, please refer to Note 4, Debt, in notes to the audited consolidated financial statements in this Annual Report.
Other, Net. Other income and expense was immaterial and relatively unchanged for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Net Loss
Net loss for the year ended December 31, 2024 was $17.2 million, or $0.36 per basic and diluted share, compared to net loss of $16.0 million, or $0.39 per basic share and diluted share, for the year ended December 31, 2023. For additional information, please refer to Note 11, Earnings Per Share and Equity, in the notes to the audited consolidated financial statements in this Annual Report.
The net loss for the year ended December 31, 2024, was similar when compared to the net loss for the year ended December 31, 2023. Slightly higher revenues and lower operating expenses for the year ended December 31, 2024 when compared to the year ended December 31, 2023 resulted in an improved operating loss of $12.7 million. However, this was offset by $13.9 million due to lower gains on Marketable securities and Long-term restricted investments, no further gains on the extinguishment of debt, and a lower tax benefit as a result of increases to valuation allowances on deferred tax assets.
Income Taxes
In the year ended December 31, 2024, our effective tax rate was 6.4%, compared to 17.4% in the year ended December 31, 2023. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets. The primary driver of the effective tax rate difference between 2024 and 2023 was the higher rate at which the valuation allowances increased in 2024 compared to 2023 on deferred tax assets that are ordinary in nature.
We recorded an income tax benefit of $1.2 million and $3.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

The income tax benefit for the year ended December 31, 2024 resulted in an effective tax rate of 6.4%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in valuation allowances recorded against deferred tax assets that are capital in nature. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.
The income tax provision for the year ended December 31, 2023 resulted in an effective tax rate of 17.4%, which differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in valuation allowances recorded against deferred tax assets that were capital in nature. In addition to the state effective tax rate impact, other state impacts included changes in state apportionment and statutory rates.
As of December 31, 2024, and December 31, 2023 we had federal net operating loss carryforwards of approximately $25.5 million and $31.6 million, respectively, and state net operating loss carryforwards of approximately $26.0 million and $28.7 million, respectively. The state net operating losses expire beginning in 2032, with some states having either longer expiration periods or none at all.
With the exception of two states requiring the processing of the amended federal return before the filing of the state amended return, the Company has filed amended 2021 and 2022 federal and state income tax returns as a result of the United Arbitration Award and the restatement of the previously issued consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. The 2021 amended income tax returns are expected to result in federal and state tax refunds of approximately $0.3 million and $0.1 million, respectively. The 2022 amended income tax returns are expected to result in federal and state tax refunds of approximately $6.5 million and $0.6 million, respectively. The anticipated 2021 federal tax refund is recorded in Receivables, net, while the 2022 federal tax refund is reflected in Other assets in the long-term section in the consolidated balance sheets for the year ended December 31, 2024. Meanwhile, the remaining anticipated state tax refunds are divided between Receivables, net and Other (long-term assets) in the amounts of $0.3 million and $0.3 million, respectively, in the consolidated balance sheets. The classification of these amounts is dependent on when the Company expects to receive the anticipated tax refund amounts. The filing of the 2022 federal amended tax return also resulted in a net operating loss carryforward to 2023 of approximately $14.9 million, and various state net operating loss carryforwards to 2023 totaling approximately $14.2 million.
For additional information, please refer to Note 3, Income Taxes, in the notes to the audited consolidated financial statements in this Annual Report.
Liquidity and Capital Resources
Historical Operational Performance
During the year ended December 31, 2024, our liquidity was primarily driven by Air Wisconsin's airline operations. Air Wisconsin’s departures and block hours in the year ended December 31, 2024 and the year ended December 31, 2023 were below pre-COVID-19 levels, generally due to the industry-wide pilot shortage. For the year ended December 31, 2023, departures and block hours were also negatively affected by the transition in flying from United to American. Our operational performance near the end of 2024 was also impacted by Amendment No. 4 to the American capacity purchase agreement which provided for fewer block hours than our crew capabilities. In January 2025, American provided notice to Air Wisconsin of its intent to terminate the American capacity purchase agreement effective April 2025. On January 9, 2026, we consummated the Aviation Disposition. As a result, we no longer conduct airline operations and our future liquidity is materially different from the historical operating periods discussed below.
Historical Sources and Uses of Liquidity
Historically, our principal sources of liquidity were our cash and cash equivalents balance, our marketable securities balances, and Air Wisconsin’s cash flows from operations. As of December 31, 2024, our cash and cash equivalents balance was $15.0 million and we held $97.0 million of Marketable securities. This compares to cash and cash equivalents of $20.8 million and Marketable securities of $92.7 million as of December 31, 2023. For the year ended December 31,

2024, cash provided by operations was $13.3 million, and for the year ended December 31, 2023, cash used in operations was $12.0 million.
In December 2023, Air Wisconsin prepaid all of the outstanding principal balance and accrued interest on its third-party secured debt with a payment of $46.4 million. This reflected a 5.5% discount to the outstanding principal balance of that debt and resulted in the abatement of the future undiscounted interest payments that, as a result of a prior restructuring, had been capitalized as part of the $52.1 million carrying value of the debt. As a result, since December 31, 2023 Air Wisconsin has not had any debt service requirements.
We received aggregate gross consideration of approximately $125.9 million as a result of the Aviation Disposition, , subject to certain customary purchase price adjustments and the impact of required tax obligations. As a result, our primary sources of liquidity now consist of cash, cash equivalents, and marketable securities, and we no longer generate operating cash flows from airline activities.
Restricted Cash
As of December 31, 2024, in addition to cash and cash equivalents and marketable securities, the Company had $0.7 million in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Operating Expenses and Capital Expenditures
Historically, Air Wisconsin required cash to fund its operating expenses and working capital requirements, which included outlays for capital expenditures, labor, and maintenance costs. During the ordinary course of business, we would evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect changes in labor costs, projected demand for our flying services, required maintenance events and current market conditions. Our capital expenditures were typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the year ended December 31, 2024, we incurred $2.9 million in capital expenditures primarily related to purchases of rotable parts. Because the airline operations and related maintenance programs remained with Air Wisconsin after the Aviation Disposition, we do not anticipate incurring any airline-operating related costs going forward.
Ongoing Liquidity Considerations
After giving effect to the Aviation Disposition, our primary sources of liquidity now consist of our cash, cash equivalents and marketable securities balances (collectively, the “Liquid Assets”). Since we are no longer engaged in any operating business, and do not have any source of revenue from operations, our primary source of earnings for the foreseeable future is expected to be investment income generated from the Liquid Assets. Our investment returns must be sufficient to offset our ongoing corporate expenses, including costs associated with maintaining our public company status, pursuing strategic alternatives, and compensating our management team. We believe the Liquid Assets are sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing.
Our stockholders should be aware that, following the Aviation Disposition, we are not engaged in an operating business and our ability to create stockholder value will depend to a large extent on our ability to generate investment income and our execution of strategic alternatives.
For additional information, please refer to Part I, Item 1A, Risk Factors, in this Annual Report.

Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$13,285	$(12,027)	$25,312	(210.5%)
Net cash (used in) provided by investing activities	$(5,339)	$60,271	$(65,610)	108.9%
Net cash used in financing activities	$(13,858)	$(60,895)	$47,037	77.2%
Net Cash (Used in) Provided by Operating Activities
During the year ended December 31, 2024, net cash provided by operating activities was $13.3 million. We had a net loss during the period of $17.2 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $29.6 million, accounts payable of $2.5 million, contract liabilities of $1.1 million, accrued payroll and employee benefits of $0.9 million, and prepaid expenses and other of $0.6 million, which were offset by decreases for accounts receivable of $1.8 million, deferred income taxes of $1.4 million, gain on Marketable securities and Long-term restricted investments of $1.0 million, gain on the disposition of property of $0.6 million, spare parts and supplies of $0.6 million, sale-lease receivable of $0.4 million.
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
Net Cash (Used in) Provided by Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $5.3 million, of which approximately $6.0 million was from sales of marketable securities and $0.8 million was from the disposition of property and equipment, offset by $9.2 million for purchases of marketable securities and $2.9 million for additions to property and equipment.
During the year ended December 31, 2023, net cash provided by investing activities was $60.2 million, of which approximately $99.9 million was from sales of marketable securities, offset by $35.1 million for purchases of marketable securities and $4.5 million for Additions to property and equipment.
Net Cash Used in Financing Activities
During the year ended December 31, 2024, net cash used in financing activities was $13.9 million, reflecting $10.7 million for the redemption of the Series C Preferred (as defined below), $2.1 million for the repurchase of Harbor's common stock and $1.1 million of dividends paid on the Series C Preferred.
During the year ended December 31, 2023, net cash used in financing activities was $60.9 million, reflecting $55.0 million in prepayments of long-term debt, $1.3 million of dividends paid on the Series C Preferred and $4.5 million to repurchase shares of Harbor's common stock.
Commitments and Contractual Obligations
In December 2023, Air Wisconsin prepaid at a discount all of its outstanding third-party secured debt and accrued interest. This prepayment resulted in a $6.2 million gain on extinguishment of debt due to a 5.5% discount on the outstanding principal balance negotiated by Air Wisconsin and a decrease in previously expected future undiscounted cash flows used in determining the carrying value of the debt. As a result, as of December 31, 2024 and December 31, 2023, the carrying value of the debt was $0 and Air Wisconsin no longer had any debt service requirements.
Operating Leases
As of December 31, 2024, Air Wisconsin had $4.6 million of operating lease obligations primarily related to certain training simulators and facilities.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of December 31, 2024:

Fiscal Year	Amount
2025	$3,125
2026	572
2027	392
2028	148
2029	79
Thereafter	239
Total lease payments	$4,555
These operating leases remained with Air Wisconsin following the Aviation Disposition and we do not expect to have ongoing airline-related lease commitments. Following the Aviation Disposition, we have a single lease for approximately 1,000 square feet of office space located in Appleton, WI.
For additional information, please refer to Note 5, Lease Obligations, in the notes to the audited consolidated financial statements in this Annual Report.
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
On June 28, 2024, certain shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all remaining shares of Series C Preferred were redeemed for $10.7 million. After giving effect to such conversion and redemption, no shares of Series C Preferred remained outstanding.
Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion was not assumed during the portion of the year the Series C Preferred was outstanding, for purposes of computing diluted loss per share, since the effect would have been anti-dilutive due to the net loss position for the year ended December 31, 2024.

Debt and Credit Facilities
Aircraft Credit Agreements
In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender, which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (“Aircraft Notes”) and the principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full. In December 2023, Air Wisconsin prepaid at a discount the entire outstanding principal balance of the Aircraft Notes together with all accrued interest. As a result of the prepayment, as of December 31, 2024 and December 31, 2023, Air Wisconsin no longer had any debt outstanding or debt service obligations, the liens and security interests securing the Aircraft Notes were released, and it ceased being subject to the restrictive covenants contained in the credit agreements.
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
In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit of Air Wisconsin’s compliance with the terms of the PSP-1 Agreement. Air Wisconsin received preliminary results from the OIG of the audit in June 2023. Those results are subject to Air Wisconsin’s opportunity to contest the findings and the OIG releasing its final determination. In August 2025, Air Wisconsin received draft comments from the OIG indicating that it had overstated its awardable amount on its PSP-1 application. Air Wisconsin responded that the overstatement was corrected in its PSP-1 recertification submitted in connection with its PSP-2 Agreement. Air Wisconsin also indicated it may be due additional funds under PSP-2; however, Air Wisconsin does not believe that it will be required to repay any amount to the Treasury or that it will receive any further funds under the program. Air Wisconsin received follow-up communication in November 2025 from the OIG that it was still processing its final comments. No audits have been initiated by the Treasury under the PSP-2 Agreement or PSP-3 Agreement as of the date of this filing. For additional information, please refer to Note 7, Commitments and Contingencies, in the notes to the audited consolidated financial statements in this Annual Report.
Maintenance Commitments
As of December 31, 2024, Air Wisconsin was party to a non-exclusive heavy maintenance services agreement for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin. Since the maintenance program and related agreements remained with Air Wisconsin following the Aviation Disposition, we do not anticipate incurring any ongoing airline maintenance costs.
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
Seasonality
Our results of operations during the year ended December 31, 2024, and for any interim period were not necessarily indicative of our results for the entire year because the airline industry is subject to seasonal fluctuations, including those relating to holiday and summer travel schedules, changes in weather patterns and natural disasters, as well as fluctuations associated with changes in general economic conditions, including fuel prices, interest rates, inflation, discretionary spending and consumer confidence. Following the Aviation Disposition, we are no longer engaged in airline operations and do not expect our future results to be subject to related seasonal trends.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. To the extent there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience, existing and known circumstances, authoritative accounting guidance, and other factors and assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For the years presented, our critical accounting policies relate to revenue recognition, long-lived assets, and income taxes. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to the future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.
We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
Revenue Recognition
Historically, we derived substantially all of our revenue from capacity purchase agreements with major airlines. In performing an analysis of the American and United capacity purchase agreements within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), each issued by the Financial Accounting Standards Board ("FASB"), we determined that a portion of the payments we received under the agreements that was designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” was considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements was considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, we determined the non-lease component to be the predominant component of each capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement and the United capacity purchase agreement has been accounted for under ASC 606.
Because our flights under the United and American capacity purchase agreements provided distinct services that had the same pattern of transfer to the customer, which were satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services provided under the American and United capacity purchase agreements represented a series of services that were accounted for as a single performance obligation. Therefore, our contract revenues were recognized when service was provided and our performance obligation was determined on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
Under each agreement, Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. Each agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes.
As discussed above, under both the American capacity purchase agreement and the United capacity purchase agreement, Air Wisconsin was paid a fixed amount per aircraft per day for each month during the term of the agreement. Previously, under the United capacity purchase agreement, in accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues and continued to do so through June 1, 2023, the end of the contract period. Accordingly, during the year ended December 31, 2024, Air Wisconsin recognized $2.9 million of fixed revenues that were previously deferred, compared to recognition of $11.6 million of fixed revenues that were previously deferred in the year ended December 31, 2023. Air Wisconsin’s deferred revenues related to the fixed portion of revenue under the United capacity purchase agreement adjusted over the contract term based on the number of flights completed in each reporting period relative to the number of flights that had been expected to be completed over the remaining contract term.
Following the Aviation Disposition on January 9, 2026, we do not have any material operating assets and are not engaged in any operating business. Revenue recognition considerations related to airline operations are no longer applicable to our financial condition.
Long-Lived Assets
As of December 31, 2024, we had approximately $48.2 million of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we made estimates about the expected useful lives of the assets, the expected residual values of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. We also made a determination as to the asset group to be tested and whether the enterprise level is the appropriate level for such testing. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets, a significant adverse change in the extent or manner in which long-lived assets (asset group) are being used, and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. In the Company's situation the lowest level for which identifiable cash flows are available is at the enterprise level. Substantially all of our operating long-lived assets remained with Air Wisconsin following the Aviation Disposition, and impairment considerations related to airline operations are no longer applicable to our financial condition.
Income Taxes
The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Deferred tax expense represents the result of changes in deferred tax assets and liabilities. Estimating our tax assets and liabilities involves judgments related to uncertainties in the application of complex federal and state tax regulations. Determining whether deferred tax assets are realizable requires significant judgment, including but not limited to, forecasting the reversal of temporary differences. A valuation allowance is provided for those deferred tax assets for which we cannot conclude that it is more likely than not that such deferred tax assets will be realized. In determining the amount of any valuation allowance, in addition to the reversal of temporary differences, estimated future taxable income as well as feasible tax planning strategies for each taxing jurisdiction, are considered. If we determine it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we determine we are more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance was previously provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense. In addition to our assessment of the need for valuation allowances, we make certain estimates and judgments to determine tax expense for financial statement purposes as we evaluate the effect of tax credits, tax benefits, and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to our tax provision in future periods. Each fiscal quarter we re-evaluate our tax provision and reconsider our estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
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

The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2021. With a few exceptions, the Company is no longer subject to state or local income tax examinations for the years prior to 2020. As of December 31, 2024, the Company had no outstanding tax examinations.
Upcoming Accounting Pronouncements
For information about upcoming accounting pronouncements, please refer to Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
Stock Repurchase Program
In March 2021 Harbor’s board of directors adopted a stock repurchase program pursuant to which Harbor could initially repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depend on a number of factors, including the trading price and volume of the common stock, the Company’s business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors. Repurchases may be effected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. Harbor acquired an aggregate of 1,132,594 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2024. From the inception of the program through March 31, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. No shares have been purchased since that date.
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In December 2023, Air Wisconsin prepaid all of its outstanding debt including accrued interest. Since then, the Company has had no outstanding debt. Accordingly, we do not have exposure to interest rate risk associated with borrowings. However, following the Aviation Disposition, our assets primarily consist of cash equivalents and marketable securities. As a result, we are exposed to market risk related to our investment portfolio. We are subject to interest rate risk and market value risk associated with changes in prevailing interest rates. Increases in interest rates may reduce the fair value of fixed-income securities that we hold, while decreases in interest rates may reduce the yields on newly invested funds and on funds reinvested at maturity.
We are also exposed to credit risk to the extent that we invest in debt securities or maintain deposits with financial institutions. Although we seek to mitigate any such risk by investing primarily in high-quality instruments and by monitoring creditworthiness of counterparties, adverse changes in credit markets could affect the value or liquidity of such instruments.
We have not generated or incurred, and do not expect to generate or incur, revenue or expenses in foreign currencies. As a result, we have not been, and do not expect to be, subject to foreign currency exchange risk.
Inflation has not historically had a material impact on our results of operations. Following the Aviation Disposition, our primary expenses consist of corporate overhead and professional fees, and our revenues are primarily derived from investment income. Accordingly, inflation is not expected to have a material direct effect on our business, although broader economic conditions may indirectly affect interest rates and investment returns.
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report as set forth in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Harbor Diversified, Inc. and Subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Harbor Diversified, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Capacity purchase agreement with American Airlines
As described further in Note 1 to the consolidated financial statements, the Company entered into a capacity purchase agreement (“CPA”) with American Airlines (“American”) during 2022, which was subsequently amended during 2023 and 2024. The Company performed an analysis of the American CPA and related amendments in accordance with the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), and ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). After consideration of the lease and non-lease components within the context of ASC 842, the Company elected the practical expedient to not separate the lease and non-lease components. As a result, all compensation received by the Company under the American CPA and related amendments has been accounted for under ASC 606. We identified the accounting treatment of the American CPA and related amendments as a critical audit matter.

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
Milwaukee, Wisconsin
April 8, 2026

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands, except share amounts and per share values)

Year ended December 31,	2024	2023
Assets
Current Assets
Cash and cash equivalents	$14,952	$20,776
Restricted cash	667	755
Marketable securities	97,018	92,747
Receivables, net	7,380	5,592
Sales lease receivable, net	470	753
Spare parts and supplies, net	5,399	4,810
Contract costs	146	111
Prepaid expenses and other	1,891	2,115
Total Current Assets	127,923	127,659
Property and Equipment
Flight property and equipment	257,280	260,471
Ground property and equipment	8,858	8,792
Less accumulated depreciation and amortization	(217,938)	(193,457)
Net Property and Equipment	48,200	75,806
Other Assets
Operating lease right-of-use asset	6,233	10,270
Intangibles	5,300	5,300
Long-term sales lease receivable, net	1,060	1,171
Long-term investments	4,275	4,275
Long-term contract costs	—	578
Long-term restricted investments	3,797	3,194
Other	7,662	8,051
Total Other Assets	28,327	32,839
Total Assets	$204,450	$236,304
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands, except share amounts and per share values)

Year ended December 31,	2024	2023
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$13,557	$12,385
Accrued payroll and employee benefits	12,415	11,495
Current portion of operating lease liability	2,934	4,938
Other accrued expenses	61	67
Contract liabilities, net	4,190	100
Income taxes payable	312	—
Total Current Liabilities	33,469	28,985
Other Liabilities
Long-term promissory note	4,275	4,275
Deferred tax liability	557	1,983
Long-term operating lease liability	1,237	3,010
Long-term contract liabilities, net	—	2,984
Long-term deferred compensation	3,823	3,216
Other	2,278	2,007
Total Long-Term Liabilities	12,170	17,475
Commitments and Contingencies (Note 7)
Mezzanine Equity
Series C Convertible Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2024 and December 31, 2023, no shares and 4,000,000 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	—	13,200
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 shares authorized at December 31, 2024 and December 31, 2023, 71,981,140 and 55,481,140 shares issued at December 31, 2024 and December 31, 2023, respectively, and 58,493,761 and 43,126,355 shares outstanding at December 31, 2024 and December 31, 2023, respectively.	720	555
Additional paid-in capital	285,573	284,340
Retained deficit	(105,894)	(88,719)
Treasury stock	(21,588)	(19,532)
Total Stockholders’ Equity	158,811	176,644
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$204,450	$236,304
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except share amounts and per share values)

Year ended December 31,	2024	2023
Operating Revenues
Contract revenues	$202,375	$198,833
Contract services and other	8	372
Total Operating Revenues	202,383	199,205
Operating Expenses
Payroll and related costs	122,102	121,697
Aircraft fuel and oil	340	517
Aircraft maintenance, materials and repairs	58,476	60,783
Other rents	6,698	6,210
Depreciation, amortization and obsolescence	26,051	25,523
Purchased services and other	12,919	21,346
Total Operating Expenses	226,586	236,076
Loss From Operations	(24,203)	(36,871)
Other Income (Expense)
Interest and dividend income	4,314	5,476
Interest expense	(9)	(15)
Gain on marketable securities and long-term restricted investments	1,557	5,870
Gain on extinguishment of debt	—	6,204
Other, net	(8)	(14)
Total Other Income	5,854	17,521
Net Loss Before Taxes	(18,349)	(19,350)
Income Tax Benefit	(1,174)	(3,365)
Net Loss	(17,175)	(15,985)
Preferred stock dividends	1,092	1,328
Net loss available to common stockholders	$(18,267)	$(17,313)
Basic loss share	$(0.36)	$(0.39)
Diluted loss per share	$(0.36)	$(0.39)
Weighted average common shares:
Basic	50,738,144	44,043,175
Diluted	50,738,144	44,043,175
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2022	4,000	$13,200	45,220	10,261	$555	$285,668	$(72,734)	$(14,983)	$198,506
Net loss	—	—	—	—	—	—	(15,985)	—	(15,985)
Preferred stock dividends	—	—	—	—	—	(1,328)	—	—	(1,328)
Repurchased stock	—	—	(2,094)	2,094	—	—	—	(4,549)	(4,549)
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
Net loss	—	—	—	—	—	—	(17,175)	—	(17,175)
Preferred stock dividends	—	—	—	—	—	(1,092)	—	—	(1,092)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)	—	—	—	—	—	—	—
Repurchased stock	—	—	(1,132)	1,132	—	—	—	(2,056)	(2,056)
Balance, December 31, 2024	—	$—	58,494	13,487	$720	$285,573	$(105,894)	$(21,588)	$158,811
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

Year ended December 31,	2024	2023
Cash Flows from Operating Activities
Net loss	$(17,175)	$(15,985)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and obsolescence allowance	26,051	25,523
Amortization of engine overhauls	3,527	4,202
Deferred income taxes	(1,426)	(3,269)
Gain on disposition of property and equipment	(648)	(523)
Gain on marketable securities	(1,015)	(3,651)
Gain on extinguishment of debt	—	(6,204)
Changes in operating assets and liabilities:
Accounts receivable	(1,788)	5,636
Sales lease receivable	394	208
Spare parts and supplies	(589)	(231)
Prepaid expenses and other	613	1,843
Operating lease right-of-use asset	228	218
Accounts payable	2,510	(7,780)
Accrued payroll and employee benefits	920	(1,494)
Other accrued expenses	(6)	(70)
Income taxes payable	312	—
Contract liabilities	1,106	1,099
Deferred revenues	—	(11,601)
Other long-term liabilities	271	52
Net Cash Provided by (Used in) Operating Activities	13,285	(12,027)
Cash Flows from Investing Activities
Additions to property and equipment	(2,900)	(4,487)
Proceeds on disposition of property and equipment	839	27
Purchase of marketable securities	(9,232)	(35,132)
Sale of marketable securities	5,954	99,863
Net Cash (Used in) Provided by Investing Activities	(5,339)	60,271
Cash Flows from Financing Activities
Repayments of long-term debt	—	(55,018)
Dividends paid on preferred stock	(1,092)	(1,328)
Series C stock redemption	(10,710)	—
Repurchase of common stock	(2,056)	(4,549)
Net Cash Used in Financing Activities	(13,858)	(60,895)
Decrease in Cash, Cash Equivalents and Restricted Cash	(5,912)	(12,651)
Cash, Cash Equivalents and Restricted Cash, beginning of year	21,531	34,182
Cash, Cash Equivalents and Restricted Cash, end of year	$15,619	$21,531
See accompanying notes to consolidated financial statements.
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
Harbor is a non-operating holding company that is the parent of a consolidated group of wholly-owned subsidiaries, including AWAC Aviation, Inc. ("AWAC"), which was the sole member of Air Wisconsin Airlines LLC ("Air Wisconsin"), which historically operated as a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC ("Lotus"), which leased flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC ("AWF"), which provided flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. ("Therapeutics"), which is a non-operating entity with no material assets.
On January 9, 2026, Harbor completed the last in a series of transactions pursuant to which it disposed of all of its aviation assets, including its membership interests in Air Wisconsin (the completion of all such transactions, collectively, the "Aviation Disposition "). After giving effect to the Aviation Disposition, neither Harbor nor any of its remaining subsidiaries has any material operating assets or infrastructure to support an airline, provided that the Company did retain certain non-operating assets, which primarily relate to lease payments for a single aircraft, insurance claims, and state and federal tax refunds.
Harbor currently does not have any material operating assets, is not engaged in any operating business, and does not have any source of revenue from operations. For additional information, please refer to Note 15, Subsequent Events.
Principles of Consolidation
The consolidated financial statements include the accounts and transactions of Harbor and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.
Description of Operations
During the periods presented in this Annual Report, the Company had principal lines of business focused on (1) providing regional and other air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. Following the termination of the American capacity purchase agreement described below, Air Wisconsin no longer operated as a regional air carrier. Subsequent to the termination of the American capacity purchase agreement, Air Wisconsin explored other business strategies and the sale or lease of assets, ultimately culminating in the Aviation Disposition.
The airline business was operated entirely through Air Wisconsin. For the year ended December 31, 2024, Air Wisconsin provided scheduled passenger service for American Airlines, Inc. ("American") under a capacity purchase agreement (the "American capacity purchase agreement") which was entered into in August 2022. Prior to early June 2023, Air Wisconsin also provided scheduled passenger service for United Airlines, Inc. (“United”) under a capacity purchase agreement (the “United capacity purchase agreement”) which was entered into in February 2017 and which terminated in early June 2023. Air Wisconsin provided scheduled passenger service for American commencing in March 2023. As of December 31, 2024 Air Wisconsin had 45 aircraft in service for American. The American capacity purchase agreement terminated in April 2025.
Additionally, in the fourth quarter of 2024 Air Wisconsin also began offering on-demand charter service within the contiguous United States. Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer. The performance obligation was met and revenue was recognized upon completion of the flight. For the year ended December 31, 2024, charter revenues of $2,187, were an insignificant portion of the Company's revenues, representing 1.1% of Contract revenues. As of December 31, 2024, the Company had no contract liability outstanding with respect to charter service and had $635 recorded as part of Accounts receivable, net on the consolidated balance sheet. There were no credit losses recorded with respect to the charter services during the year ended December 31, 2024, nor did the Company expect any such credit losses in the future since the expected revenues were provided in an escrow account prior to any such flights.
For additional information, please refer to Note 2, Capacity Purchase Agreements with United and American, and Note 15, Subsequent Events.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), who for the year ended December 31, 2024, was the President and Chief Executive Officer of Air Wisconsin, in deciding how to allocate resources and in assessing operating performance. Under Accounting Standards Codification Topic 280, Segment Reporting, for the year ended December 31, 2024, the Company has one reportable segment that is managed on a consolidated basis providing scheduled flight services for American under the American capacity purchase agreement and on-demand charter service within the contiguous United States and Canada.
Our CODM evaluated the Company's financial information and resources on a consolidated net loss basis. Significant expenses that are regularly provided to the CODM for the Company's one reportable segment are presented on the consolidated statements of operations and are included within the reported measure of consolidated Net loss. Additionally, the measure of segment assets is reported on the consolidated balance sheets as Total assets.
Contract Revenues
For the years ended December 31, 2024 and December 31, 2023, (i) approximately 98.9% and 63.8%, respectively, of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement and (ii) approximately 0.0% and 36.0%, respectively, of the Company’s operating revenues were derived from operations associated with the United capacity purchase agreement.
In performing an analysis of the American capacity purchase agreement and the United capacity purchase agreement within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that a portion of the payments it received under the agreements that was designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” was considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreements was considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, the Company determined the non-lease component to be the predominant component of each capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement and the United capacity purchase agreement has been accounted for under ASC 606.
Because Air Wisconsin's flights were distinct services that had the same pattern of transfer to the customer, which were satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised pursuant to the American capacity purchase agreement and the United capacity purchase agreement represented a series of services that were accounted for as a single performance obligation. Therefore, contract revenues were recognized when service was provided and the performance obligation was met on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
The United capacity purchase agreement terminated in early June 2023 and no material contract revenues have been recorded under that agreement since then. In March 2023, Air Wisconsin commenced flying operations for American under the American capacity purchase agreement, at which time Air Wisconsin began recording contract revenues under that agreement.
In November 2024, Air Wisconsin and American entered into Amendment No. 4 ("Amendment No. 4") to the American capacity purchase agreement. Among other things, Amendment No. 4:
•resolved certain disputes with respect to the interpretations of American's payment obligations under the American capacity purchase agreement, including through the execution of a mutual release of certain contractual liabilities with respect to the agreement;
•accelerated the right of each Air Wisconsin and American to terminate the American capacity purchase agreement for convenience and shorten the wind-down period in connection with any such termination;
•modified certain termination rights and the right to withdraw aircraft from the American capacity purchase agreement, including by eliminating (i) each party's right to terminate the agreement due to a certain number of aircraft not being available to provide regional airline services for American, (ii) American’s right to withdraw aircraft from the agreement due to Air Wisconsin’s failure to maintain adequate on-time departures, and (iii) each party's right to terminate the agreement due to ongoing unsupported aircraft thereunder;
•modified the calculation and timing of certain compensation-related payments, including compensation rates, bonus calculations, and bonus and rebate reconciliations between Air Wisconsin and American;
•modified the total number of hours that Air Wisconsin’s flight crews could be scheduled to work from November 2024 through the end of the term of the agreement;
•modified the total number of aircraft under the agreement for which Air Wisconsin received payment from October 2024 through the end of the term of the American capacity purchase agreement; and
•established certain incentive payments to be made by American to Air Wisconsin.
On January 3, 2025, American delivered notice to Air Wisconsin of its election to terminate the American capacity purchase agreement. The agreement terminated in April 2025 and contract revenues have not been recorded under that agreement since then.
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
Under the American capacity purchase agreement Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. The American capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria, subject to the changes in Amendment No. 4.
Under the United capacity purchase agreement, United made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. These provisional cash payments were then subsequently reconciled with United based on actual completed flight activity. All payments through the termination of the United capacity purchase agreement were reconciled in 2023.
American made provisional cash payments to Air Wisconsin based on projected flight schedules. These provisional cash payments were subsequently reconciled with American based on actual completed flight activity. All payments through the termination of the American capacity purchase agreement were reconciled in 2025. As of December 31, 2024 and December 31, 2023, American owed Air Wisconsin $3,395 and $1,187, respectively, which is recorded in Receivables, net, in the consolidated balance sheets.

Prior to the termination of the United capacity purchase agreement in early June 2023, Air Wisconsin was eligible to receive incentive payments, or was required to pay penalties, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month during the term of the agreement, Air Wisconsin calculated the incentives achieved, or penalties payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. Final reconciliations were completed with United in 2023. Air Wisconsin received net payments of $1,419 for the year ended December 31, 2023. As of December 31, 2024 and December 31, 2023, Air Wisconsin had no amounts recorded as part of Receivables, net, in the consolidated balance sheets related to net incentive amounts from United.
Under the American capacity purchase agreement, as amended by Amendment No. 4, Air Wisconsin was eligible to receive bonus payments, and was required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month or quarter, Air Wisconsin calculated the bonus amounts achieved, or rebates payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. Air Wisconsin was not eligible for bonus payments, nor required to pay rebates, during the first six months of the American capacity purchase agreement in 2023. As of December 31, 2024, Air Wisconsin recorded $3,638 in incentive amounts under the American capacity purchase agreement. As of December 31, 2023, Air Wisconsin had recorded $267 in rebate amounts payable under the American capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin was entitled to receive a fixed amount per aircraft per day for each month during the term of the agreement. In accordance with GAAP, the Company recognized revenue related to the fixed payments on a proportional basis taking into account the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Air Wisconsin deferred fixed revenues between April 2020 and June 2021 due to the significant decrease in its completed flights as a result of the COVID-19 pandemic. Beginning in July 2021, due to an increase in completed flights and based on projected future completed flight activity, Air Wisconsin began reversing this deferral of fixed revenues, and it continued to do so until the termination of the agreement in early June 2023. Since the United capacity purchase agreement had terminated in early June 2023, Air Wisconsin did not recognize, after the termination, any fixed revenues under the agreement that had previously been deferred. Therefore, as of December 31, 2024 and December 31, 2023, there were no deferred fixed revenues related to the United capacity purchase agreement.
Under the United capacity purchase agreement, Air Wisconsin also recognized decreased non-refundable upfront fee revenues and increased fulfillment costs, both of which were amortized over the remaining term of the United capacity purchase agreement in proportion to the number of flights actually completed in that period relative to the number of flights expected to be completed in subsequent periods. Since the United capacity purchase agreement had terminated in early June 2023, Air Wisconsin did not recognize, after the termination, any revenue from upfront fees or fulfillment costs under the agreement. Therefore, as of December 31, 2024 and December 31, 2023, there were no deferred upfront fees or fulfillment costs related to the United capacity purchase agreement.
Under the American capacity purchase agreement, Air Wisconsin was entitled to receive from American a fixed daily amount for each aircraft covered under the agreement (subject to Air Wisconsin's ability to meet certain block hour utilization thresholds and Amendment No. 4). Because the fixed daily amounts for each aircraft covered under the agreement were specifically related to the performance obligation completed during the period, they were recognized in contract revenues in the period in which the applicable flights were completed. During the year ended December 31, 2024, Air Wisconsin recorded $81,619 of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the consolidated statements of operations, compared to $59,089 for the year ended December 31, 2023.
Under the American capacity purchase agreement, Air Wisconsin was also entitled to be reimbursed for certain startup costs ("non-refundable upfront fee revenue"), such as livery changes to the aircraft, to prepare the aircraft for American flight services that were recognized as non-refundable upfront fee revenue. Through December 31, 2024, Air Wisconsin had incurred $3,998 in reimbursable costs. As of December 31, 2023, Air Wisconsin had incurred $3,998 in reimbursable costs, and estimated that it would incur an additional $602 in reimbursable costs over the term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the total estimated non-refundable upfront fee revenue of $3,998 and $4,600 for the years ended December 31, 2024 and December 31, 2023, respectively, on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the years ended December 31, 2024 and December 31, 2023, Air Wisconsin recognized $2,741 and $505 of non-refundable upfront fee revenues, respectively. As of December 31, 2024 and December 31, 2023, Air

Wisconsin deferred $753, and $3,493, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement were adjusted over the remaining contract term, based on the actual expenses incurred that were reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of December 31, 2024 and December 31, 2023, deferred non-refundable upfront fee revenues in the amount of $753 and $662, respectively, were netted as part of Contract liabilities, net, and $— and $2,831, respectively, were recorded as part of Long-term contract liabilities, net in the consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin also received a monthly support fee and was reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 ("Amendment No. 1" and "Amendment No. 3", respectively) provided for a one-time payment, as well as revised compensation rates, to assist Air Wisconsin with pilot compensation and retention. Amendment No. 4 provided payment for fixed number of aircraft through the term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the years ended December 31, 2024 and December 31, 2023, Air Wisconsin recognized $10,990 and $5,456, respectively, of revenue related to these amounts. As of December 31, 2024 and December 31, 2023, revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amounts of $2,688 and $562 were netted as part of Contract liabilities, net, respectively. As of December 31, 2024 and December 31, 2023, revenues related to the monthly support fee in the amounts of $1 and $152 were netted as part of Contract liabilities, net, and Long-term contract liabilities, net, respectively. Air Wisconsin’s Contract liabilities, net and Long-term contract liabilities, net related to the one-time pilot compensation assistance payment, estimated monthly support fee and heavy maintenance revenue adjusted over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights that were completed in subsequent periods during the remainder of the term of the agreement.
Under the American capacity purchase agreement, Air Wisconsin was eligible to receive a block hour minimum and fixed daily amount for aircraft when flying scheduled by American did not meet minimum thresholds based on Air Wisconsin's crew availability. Since the start of flying under the American capacity purchase agreement in March 2023, in all periods prior to the three months ended June 30, 2024, American had met such minimum thresholds and thus no minimum payments were received. Considering Amendment No. 4, during the twelve months ended December 31, 2024, Air Wisconsin received $9,508 related to the block hour and crew availability minimums. In accordance with GAAP, the Company recognized revenue related to the total block hour and crew availability minimums on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the twelve months ended December 31, 2024, Air Wisconsin recognized $7,050 of revenues for block hour and crew availability minimums compared to $0 for the year ended December 31, 2023. As of December 31, 2024, revenues related to the block hour and crew availability minimums in the amount of $2,458 were netted as part of Contract liabilities, net in the consolidated balance sheets. As of December 31, 2023, there were no amounts recorded in contract assets or liabilities on the consolidated balance sheets related to block hour and crew availability minimums. Air Wisconsin’s block hour and crew availability minimums that were netted as part of Contract liabilities, net on the consolidated balance sheets were adjusted over the remaining contract term, based on the actual revenues that were received and recognized based on the number of flights that were completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remainder of the term of the agreement.
While Amendment No. 4 and the termination of the American capacity purchase agreement brought clarity with respect to the amount of revenue to be received and the timing of the recognition under the American capacity purchase agreement of non-refundable upfront fee revenue, fulfillment costs, monthly support fee revenues, heavy check maintenance revenues, one-time support fee revenues and minimum block hour and crew availability revenues in periods subsequent to December 31, 2024, there continued to be uncertainty due to a number of factors, including the final estimated revenue amounts that were expected to be received and the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. The amount of revenues recognized for the years ended December 31, 2024 and December 31, 2023 that were related to the United capacity purchase agreement and previously recorded as Contract liabilities, net were $0 and $1,985, respectively. During the years ended December 31, 2024 and December 31, 2023, there were $662 and $0, respectively, of revenues recognized that were previously recorded as Contract liabilities, net related to the American capacity purchase agreement.
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
Restricted Cash
As of December 31, 2024 and December 31, 2023, the Company had a restricted cash balance of $667 and $755, respectively. A portion of the balance secures a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, please refer to Note 7, Commitments and Contingencies, and Note 14, Stock Repurchase Program.
Receivables, net
As of December 31, 2024 and December 31, 2023, the Company had a Receivables, net balance of $7,380 and $5,592, respectively. The table below sets forth the major categories that make up the balances:

	December 31, 2024	December 31, 2023
Trade receivables	$4,030	$1,187
Insurance and warranty claim receivables	1,985	1,506
Federal and state tax receivables	680	1,024
Other industry related receivables	690	1,883
Allowance for expected credit losses	(5)	(8)
Receivables, net	$7,380	$5,592
Other industry related receivables include employee receivables related to such items as uniforms and relocation expenses, transactions with our unions, and credits from vendors. The balance of trade receivables was $1,612 as of December 31, 2022.
Allowance for Credit Losses
The Company monitors publicly available credit ratings for entities for which the Company has a significant credit balance. The Company determined that its receivables for the year ended December 31, 2024 were primarily the result of its relationship with American (and its prior relationship with United), insurance-related receivables and income tax refunds. These receivables are payable by governmental entities or companies the Company believes to be credit-worthy. Accordingly, the Company has not recorded an allowance for credit losses related to these receivables.
The Company historically maintained, and continues to maintain, an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $5 and $8 as of December 31, 2024 and December 31, 2023, respectively. The Company will continue to monitor its financial instruments for expected credit losses.
In December 2023, Air Wisconsin entered into a sale-type lease for one of its aircraft. The resulting Sales lease receivable was evaluated under ASC 326 resulting in an allowance for credit losses of $333 and $229 for the years ended

December 31, 2024 and December 31, 2023, respectively. For additional information, please refer to Note 6, Sales-type Lease.
Marketable Securities and Long-term Restricted Investments (SESP)
The Company's equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities and Long-term restricted investments (SESP) in the consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the period included in the consolidated statements of operations. For additional information, please refer to Note 1, Fair Value of Financial Instruments.
As of December 31, 2024 and December 31, 2023, the fair value of the Company's Marketable securities and Long-term restricted investments (SESP) were $100,815 and $95,941, respectively.
The calculation of net unrealized gains that relate to Marketable securities and Long-term restricted investments (SESP) held as of December 31, 2024 and December 31, 2023 is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net gains recognized during the period on equity securities	$1,557	$5,870
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the period on equity securities held as of the end of the period	$1,557	$5,870
The SESP was terminated on January 9, 2026, in connection with the Aviation Disposition.
Spare Parts and Supplies
Spare parts and supplies include an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provides for an allowance for obsolescence after considering a number of factors, including the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance is based on management estimates and is subject to change. Expendable parts are charged to expense at average cost when used. Expendable parts that are repairable are returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies are stated at average cost. The inventory allowance was $17,120 and $17,146 as of December 31, 2024 and December 31, 2023, respectively.
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
Contract Costs
Contract costs arose from the incremental costs incurred by Air Wisconsin to fulfill its obligations under its capacity purchase agreements and included costs such as aircraft painting and aircraft reconfiguration. Contract costs were amortized under the respective capacity purchase agreement based on the completion of Air Wisconsin's performance obligation as measured by departures.
Air Wisconsin incurred certain contract costs ("fulfillment costs") prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred as of both December 31, 2024 and December 31, 2023 were $774. The fulfillment costs incurred for the twelve months ended December 31, 2023 are included in Prepaid expenses and other in the Cash Flows from Operating Activities section in the consolidated statements of cash flows. These costs were amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs that were expected to be amortized over the next one-year period are included in Contract costs in the consolidated balance sheets while those contract costs that were expected to be amortized in periods beyond one-year are included in Long-term contract costs in the consolidated balance sheets.
For the years ended December 31, 2024 and December 31, 2023, Air Wisconsin recorded $544 and $85, respectively, of amortization expense related to fulfillment costs. The amortization of fulfillment costs is included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section in the consolidated statements of cash flows. As of December 31, 2024, Contract costs and Long-term contract costs were $146 and $—, respectively, in the consolidated balance sheets and incurred under the American capacity purchase agreement. As of December 31, 2023, Contract costs and Long-term contract costs were $111 and $578, respectively, in the consolidated balance sheets and incurred under the American capacity purchase agreement.
Contract Assets and Liabilities
Contract assets arose from revenue earned for services provided that were not yet billable to United or American as of the respective dates of the consolidated balance sheets. Contract liabilities arose from payments received in advance of services provided.
Contract assets and liabilities that were expected to be settled within the next one-year period were netted in the consolidated balance sheets and included in either Contract assets, net or Contract liabilities, net. Contract assets and liabilities that were expected to be settled more than a year in the future were netted and included in either Long-term contract assets, net or Long-term contract liabilities, net in the consolidated balance sheets. As of December 31, 2024, the Company recorded Contract liabilities, net of $4,190 and Long-term contract liabilities, net of $0 related to the American capacity purchase agreement. As of December 31, 2023, the Company recorded Contract liabilities, net of $100 and Long-term contract liabilities, net of $2,984 related to American capacity purchase agreement. Due to the termination of the American capacity purchase agreement in 2025, the Company expects to record the contract liabilities as of December 31, 2024 in contract revenues during the year ended December 31, 2025.
The table below sets forth the opening and closing balances of both current and non-current contract liabilities.

	Current	Non-current
Balance as of December 31, 2022(1)	$13,586	$—
Amounts received, excluding amounts recognized as revenue	100	2,984
Revenues recognized included in opening contract balance(2)	(13,586)	—
Balance as of December 31, 2023	$100	$2,984
Amounts received, excluding amounts recognized as revenue	3,756	242
Revenues recognized included in opening contract balance	(662)	(2,230)
Reclassification between current and non-current	996	(996)
Balance as of December 31, 2024	$4,190	$—
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
The table below sets forth the original cost of the Company’s property and equipment and accumulated depreciation or amortization as of the dates presented. The table excludes construction in process of $3,980 and $3,983 for the years ended December 31, 2024 and December 31, 2023, respectively. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.

For the years ended:	December 31, 2024		December 31, 2023
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$65,480	$55,544	$67,459	$48,011
Spare engines	157,997	135,278	160,694	119,575
Rotable parts	29,823	19,223	$28,335	18,512
Ground equipment	2,953	2,466	2,912	2,277
Office equipment	4,782	4,547	4,757	4,391
Leasehold improvements	1,123	880	1,123	691
	$262,158	$217,938	$265,280	$193,457
As of December 31, 2024, Air Wisconsin owned 63 CRJ-200 regional jets. The Company operated its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance is expensed when incurred. However, the Company used the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs were amortized over the estimated useful life measured in engine cycles remaining until the next scheduled major maintenance activity. Lotus’ engine maintenance costs were expensed when incurred.
Depreciation expense during the year ended December 31, 2024 was $25,475, compared to $25,295 for the year ended December 31, 2023, and is included in Depreciation, amortization and obsolescence in the consolidated statements of operations. Gains from the disposals of fixed assets for the years ended December 31, 2024 and December 31, 2023 were $648 and $523, respectively, and are included in Purchased services and other in the consolidated statements of operations.
Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets
The Company evaluates long-lived assets and indefinite-lived intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.
When considering whether an impairment of long-lived assets exists, the Company is required to group similar assets together at the lowest level for which identifiable cash flows for such assets are largely independent of the cash flows of other assets and liabilities. The Company determined that because there is only one operating segment, primarily one revenue contract, and one aircraft type, the asset group was at the enterprise level and as such, included an assessment of all assets and liabilities of the Company.

The Company determined that the same indicators of impairment that existed during the year ended December 31, 2023 continued to exist with respect to its long-lived assets during the year ended December 31, 2024, requiring the Company to perform a quantitative test for impairment. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment continued to be applicable due to the operating losses incurred during the year ended December 31, 2024, and in combination with lower usage rates for the aircraft as a result of the pilot shortage. This resulted in lower block hours and lower cash flows generated by the long-lived assets, continuing the trends which existed as of December 31, 2023. Based on an analysis of the fair market value of its long-lived assets, the Company determined that an impairment charge was not required as of December 31, 2024. Although the Company continued to monitor the risks for impairment in light of the termination of the American capacity purchase agreement in April 2025, the subsequent sale of certain assets in 2025 and the Aviation Disposition provided further validation that an impairment charge is not necessary. For additional information, please refer to Note 15, Subsequent Events.
The Company further concluded that its indefinite lived intangible assets continue to be indefinite lived intangible assets as of December 31, 2024 and that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of December 31, 2024, with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of December 31, 2024. As a result, the Company determined that the indefinite-lived intangible assets were not impaired as of December 31, 2024.
Supplemental Executive Savings Plan ("SESP")
The Company maintained the SESP for the benefit of certain executives. The SESP offered deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. At the end of each year, the Company accrued a long-term deferred compensation liability for contributions earned during that year that were contributed to the SESP in January of the successive year. Assets acquired within the plan were recorded as Long-term restricted investments (SESP) and an offsetting liability was recorded as Long-term deferred compensation (SESP) in the consolidated balance sheets. Any increases or decreases in plan assets due to changes in market value were recorded as a Gain on Marketable securities and Long-term restricted investments (SESP), with an offsetting entry made to Payroll and related costs in the consolidated statements of operations. This results in no impact on net loss before taxes. The values of Long-term restricted investments (SESP) and Long-term deferred compensation (SESP) liability associated with the SESP were adjusted quarterly to reflect changes in market value.
In January 2024, the Company made a contribution to the SESP in the amount of $22 compared to a contribution of $27 in January 2023. As of December 31, 2024 and December 31, 2023, the Company had accrued a contribution to the SESP in the amount of $26 and $22, respectively. For the years ended December 31, 2024 the Company recorded $541 in Gain (loss) on Marketable securities and Long-term restricted investments (SESP) and $44 of interest and dividend income, with an offsetting entry made to Payroll and related costs. As of December 31, 2024 and December 31, 2023, Long-term restricted investments (SESP) were $3,797 and $3,194, respectively, and Long-term deferred compensation (SESP) were $3,823 and $3,216, respectively, in the consolidated balance sheets. The value of assets and liabilities associated with the SESP was added to the consolidated financial statements as of December 31, 2023 and thus was not included in the comparative results for the year ended December 31, 2023. The SESP was terminated effective as of January 9, 2026, in connection with the Aviation Disposition. For additional information, please refer to Note 15, Subsequent Events.

Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the consolidated balance sheets. Other assets is made up of the items presented in the table below.

For the years ended:	December 31, 2024	December 31, 2023
Expected state tax refunds from 2021 and 2022 amended returns	253	231
Expected federal refunds from 2021 and 2022 income tax returns to be amended	6,527	6,786
Workers compensation loss fund	804	945
Long-term deposits	78	89
Other assets	$7,662	$8,051
Interest and Dividend Income
The Company records investment income earned on its Cash and cash equivalents, Marketable securities, and Long-term restricted investments (SESP) consisting primarily of interest and dividends, in Interest and dividend income in the consolidated statements of operations. For the year ended December 31, 2024, interest income amounted to $289, while dividend income amounted to $4,025. For the year ended December 31, 2023, interest income amounted to $160, while dividend income amounted to $5,316.
Income Taxes
The Company utilizes the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the current applicable tax rates. Deferred tax expense represents the result of changes in deferred tax assets and liabilities. Determining whether deferred tax assets are realizable requires significant judgment, including but not limited to, forecasting the reversal of temporary differences. A valuation allowance is provided for those deferred tax assets for which the Company cannot conclude that it is more likely than not that such deferred tax assets will be realized. In determining the amount of any valuation allowance, in addition to the reversal of temporary differences, estimated future taxable income as well as feasible tax planning strategies for each taxing jurisdiction, are considered. Each fiscal quarter the Company reevaluates its tax provision and reconsiders the estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2021. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2020. As of December 31, 2024, the Company had no outstanding tax examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued $48 and $47 for the payment of interest and penalties at December 31, 2024 and December 31, 2023, respectively.
Comprehensive Income
The Company does not have any components of comprehensive income and, as of December 31, 2024 and December 31, 2023, comprehensive income was equal to net income reported in the consolidated statements of operations.

Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. As of December 31, 2024, in addition to cash and cash equivalents of $14,952, the Company had $667 in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. Air Wisconsin's obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Air Wisconsin has historically faced considerable customer concentration of risk. Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Air Wisconsin entered into the American capacity purchase agreement in August 2022 and commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner once all aircraft were removed from United’s flying operations in early June 2023, at which point substantially all of the Company’s revenues were derived from the American capacity purchase agreement. Approximately 98.9% of the Company's consolidated revenues for the year ended December 31, 2024 were derived from the American capacity purchase agreement compared to approximately 63.8% for the year ended December 31, 2023. As of December 31, 2024 approximately 46.0% of the Receivables, net balance in the consolidated balance sheets was derived from the American capacity purchase agreement compared to 21.2% as of December 31, 2023. The American capacity purchase agreement terminated effective April 3, 2025.
While no revenues were received as a result of the United capacity purchase agreement for the year ended December 31, 2024 due to its termination in June 2023, approximately 36.0% of the Company’s consolidated revenues for the year ended December 31, 2023 were derived from the United capacity purchase agreement. As of December 31, 2024 and December 31, 2023, there were no outstanding amounts in Receivables, net in the consolidated balance sheet related to the United capacity purchase agreement, which terminated in early June 2023.
Neither American's nor United’s obligations to pay Air Wisconsin the amounts required to be paid under the applicable capacity purchase agreement were collateralized.
For additional information, please refer to Note 2, Capacity Purchase Agreements with United and American.
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
Fair Value of Financial Instruments
The Company’s financial instruments include Cash and cash equivalents, Restricted cash, Marketable securities, Long-term restricted investments (SESP), Receivables, net, Long-term investments, Accounts payable, and Long-term promissory note. The Company believes the carrying amounts of these financial instruments, with the exception of Marketable securities and Long-term restricted investments (SESP), are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of the Long-term promissory note, because the Company also holds the promissory note evidencing such obligation, which is reflected in Long-term investments on the consolidated balance sheets. Marketable securities and Long-term restricted investments (SESP) are reported at fair value based on quoted market prices. Long-term investments are held-to-maturity debt securities and are reported at amortized cost. For additional information regarding the Long-term promissory note and Long-term investments, please refer to Note 4, Debt.
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, which is otherwise referred to as an exit price. Accounting Standards Codification Topic 820, Fair Value Measurement ("ASC 820") establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:
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
The tables below set forth the Company’s classification of Marketable securities, Long-term investments and Long-term restricted investments (SESP) as of the dates presented:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$87,629	$87,629	$—	$—
Marketable securities – mutual funds	9,389	9,389	—	—
Long-term investments – bonds (see Note 7)	4,275	—	4,275	—
Long-term restricted investments - mutual funds	3,797	3,797	—	—
Total	$105,090	$100,815	$4,275	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$83,826	$83,826	$—	$—
Marketable securities – mutual funds	8,921	8,921	—	—
Long-term investments – bonds (see Note 7)	4,275	—	4,275	—
Long-term restricted investments - mutual funds	3,194	3,194
Total	$100,216	$95,941	$4,275	$—
Recently Adopted Accounting Pronouncement
On January 1, 2024 the Company adopted the updates to ASU No. 2023-07, Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures. These updates are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, with the intention of enabling users of the financial statements to better understand the entity's measurement and assessment of segment performance and resource allocation. Upon adoption the guidance was applied retrospectively to all periods presented. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
Upcoming Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC Topic740) – Improvements to Income Tax Disclosures ("ASC 740"), which is intended to enhance the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. While the Company does not expect to adopt the accounting standard early, it continues to evaluate the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures. The Company does expect expanded disclosures in the future in response to this guidance.
In March 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC Subtopic 220-40) – Disaggregation of Income Statement Expenses, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. As clarified in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the effective date, the guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
2.    Capacity Purchase Agreements with United and American
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
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. American became Air Wisconsin’s sole airline partner when the last remaining aircraft covered by the United capacity purchase agreement were removed from United’s flying operations in early June 2023. In February 2023 and November 2023, American and Air Wisconsin entered into Amendment No. 1 and Amendment No. 3, respectively, to the American capacity purchase agreement which, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. In November 2024, American and Air Wisconsin entered into Amendment No. 4 to the American capacity purchase agreement which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations are made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin. For additional information, please refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues.
On April 3, 2025. the American capacity purchase agreement terminated, and all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.

3.    Income Taxes
The income tax provision consists of the following:

Year ended December 31,	2024	2023
Current Expense (Benefit)
Federal	$255	$11
State	(3)	(107)
Total Current Expense (Benefit)	252	(96)
Deferred Benefit
Federal	(1,278)	(3,831)
State	(148)	562
Total Deferred Benefit	(1,426)	(3,269)
Income Tax Benefit	$(1,174)	$(3,365)
The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the (benefit) provision for income taxes by the income before the (benefit) provision for income taxes:

Year ended December 31,	2024	2023
Computed provision for income taxes at the statutory rate	$(3,853)	$(4,064)
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	(520)	(714)
Non-deductible expenses	158	183
Valuation allowance changes affecting the provision for income taxes	3,034	1,428
Return to provision adjustments	5	(16)
Other, net	2	(182)
Benefit for income taxes	$(1,174)	$(3,365)
Deferred tax assets and liabilities reflect temporary differences between financial and tax reporting. As of December 31, 2024 and December 31, 2023, the Company’s deferred tax assets were primarily the result of federal and state net operating losses, accruals, and reserves that had not yet been deducted in determining taxable income. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024 and December 31, 2023, management determined that the available negative evidence outweighed the available positive evidence leading management to conclude that it was more likely than not that some deferred tax assets that were ordinary in nature would not be realizable. As of December 31, 2024 and December 31, 2023, the Company recorded a valuation allowance of $6,011 and $2,278, respectively, against deferred tax assets that are ordinary in nature. The valuation allowance is primarily associated with federal and state net operating losses.
For the year ended December 31, 2024, the Company recorded a valuation allowance of $827 against deferred tax assets that are capital in nature and consist of an unrealized loss on investments. For the year ended December 31, 2023, the Company recorded a valuation allowance of $1,525 against deferred tax assets that are capital in nature and consist of an unrealized loss on investments and capital loss carryovers. As of December 31, 2024 and December 31, 2023, the Company sustained three years of cumulative pretax capital losses. In addition, management considered other positive and negative evidence when assessing whether a valuation allowance was necessary against deferred tax assets that were capital in nature. The negative evidence outweighed the positive evidence, leading management to conclude that a valuation allowance was necessary as of December 31, 2024 and December 31, 2023.

Significant components of deferred tax assets and liabilities are as follows:

Year ended December 31,	2024	2023
Deferred Tax Assets
Accruals and reserves not currently deductible	$4,048	$4,164
Federal NOL carryover	5,363	6,652
State NOL carryovers	1,525	1,691
Capital loss carryover	—	32
Accrued and deferred compensation	3,190	2,308
Prepaid items	352	596
Lease liability	399	412
Contract liability	144	681
Deferred revenues	816	37
Unrealized loss on investments	827	1,494
Other	945	718
Subtotal before valuation allowance	17,609	18,785
Less: valuation allowance:
Valuation allowance - ordinary deferred tax assets	(6,011)	(2,278)
Valuation allowance - capital deferred tax assets	(827)	(1,525)
Total valuation allowance	(6,838)	(3,803)
Total Deferred Tax Assets	10,771	14,982
Deferred Tax Liabilities
Property and equipment	(10,435)	(15,858)
Right-of-use asset	(887)	(963)
Other	(6)	(144)
Total Deferred Tax Liabilities	(11,328)	(16,965)
Net Deferred Income Tax Liabilities	$(557)	$(1,983)
At December 31, 2024 and December 31, 2023, the Company had federal net operating losses of approximately $25,540 and $31,649, respectively, and state net operating losses of approximately $26,036 and $28,701, respectively. As of December 31, 2024, the estimated effective tax rate applicable to the federal and state net operating losses was 21.0% and 5.8%, respectively. As of December 31, 2023, the estimated effective tax rate applicable to the federal and state net operating losses was 21.0% and 5.9%, respectively. Federal net operating losses are not subject to an expiration date but are subject to an 80% of taxable income limitation, while the Company expects the state net operating losses to begin to expire in 2032. State net operating losses differ with respect to expiration dates and limitations dependent on state specific regulations. The Company has no ongoing federal or state examinations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2021. With a few exceptions, the Company is no longer subject to state or local income tax examinations for the years prior to 2020.
With the exception of two states requiring the processing of the amended federal return before the filing of the amended state return, the Company amended the 2021 and 2022 federal and state income tax returns as a result of the United Arbitration Award. The 2021 amended income tax returns are expected to result in federal and state income tax refunds of approximately $290 and $47, respectively. The 2022 amended income tax returns are expected to result in federal and state income tax refunds of approximately $6,496 and $601, respectively. The expected 2021 federal income tax refund is shown in Receivables, net as of December 31, 2024, and in Other (long-term assets) as of December 31, 2023. The expected 2022 federal income tax refund is shown in Other (long-term assets) in the consolidated balance sheets for the years ended December 31, 2024 and December 31, 2023. As of December 31, 2024, the Company has received $8 and $48 of refunds related to the 2021 and 2022, respectively, amended state income tax returns. As of December 31, 2024, state income tax refunds from the 2022 and 2021 amended income tax returns yet to be received were recorded in Receivables, net in the amount of $340 and Other (long-term assets) in the amount of $253 in the consolidated balance sheets. As of December 31, 2023, state income tax refunds related to the 2022 and 2021 amended income tax returns yet to be received were recorded in Receivables, net in the amount of $412 and Other (long-term assets) in the amount of $231 in the consolidated balance sheets. The filing of the 2022 amended income tax return also resulted in a federal net operating loss of $14,887, and various state net operating losses totaling approximately $14,200. These net operating losses are included in the amounts referenced in the above paragraph.
Under ASC 740, the accounting guidance related to uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and December 31, 2023 is as follows:

December 31,	2024	2023
Unrecognized tax benefits at the beginning of the year	$47	$123
Gross increases – current year tax provisions	1	11
Gross decreases – settlements with taxing authorities	—	(87)
Unrecognized tax benefits at the end of the year	$48	$47
Interest and penalties in year-end balance	$48	$47
4.    Debt
Aircraft Notes
In December 2018, Air Wisconsin entered into a debt restructuring agreement with a lender, which held certain senior aircraft notes and subordinated aircraft notes. The senior aircraft notes were exchanged for notes in an aggregate principal amount of $70,000 (“Aircraft Notes”) and the principal and accrued interest on the subordinated aircraft notes were forgiven and deemed paid in full. In December 2023, Air Wisconsin prepaid at a discount the entire outstanding principal balance of the Aircraft Notes together with all accrued interest. As a result of the prepayment, as of December 31, 2024 and December 31, 2023, Air Wisconsin no longer had any debt outstanding or debt service obligations, the liens and security interests securing the Aircraft Notes were released, and it ceased being subject to the restrictive covenants contained in the credit agreements.
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as Long-term investments in the consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $2,084 and $2,315 as of December 31, 2024 and December 31, 2023, respectively.
5.    Lease Obligations
The Company reviewed all contracts and service agreements in effect in 2024 for criteria meeting the definition of a lease within the frameworks of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identified the separate lease and non-lease components within the contract. If the Company could benefit from the underlying asset individually or in conjunction with other readily available goods and resources and the asset was not highly dependent upon nor highly interrelated with another underlying asset covered by the contract, the Company considered the underlying asset to be a separate lease component. In those instances where the Company identified a separate lease and non-lease component, consideration in the contract is allocated to the components based on their standalone selling prices. If standalone selling prices were not available, the Company estimated those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in Operating lease right-of-use assets, Current portion of operating lease liability, and Long-term operating lease liability in the consolidated balance sheets. The creation of a right-of-use asset on the consolidated balance sheets is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin had operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space varied from three months to nine years. For all leases with terms of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with terms longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that were variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. The variable amounts were paid as invoiced according to the terms of the respective leases. Leasehold improvements were capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
Certain leases contained an option to extend or terminate the lease agreement. The Company evaluated each option prior to its expiration and may or may not exercise such option depending on conditions present at the time. At the inception of the lease, if it was reasonably certain that the Company would exercise an option to extend or terminate a lease, the Company considered the option in determining the classification and measurement of the lease. As of December 31, 2024, the Company expected that in the normal course of business operating leases that were going to expire, would be renewed or be replaced by other leases.
As of December 31, 2024, Operating lease right-of-use assets were $6,233, Current portion of Operating lease liabilities was $2,934, and Long-term operating lease liabilities were $1,237. During the years ended December 31, 2024 and December 31, 2023, the Company entered into operating leases that resulted in right-of-use assets in the amounts of $1,493 and $2,172, respectively. During the years ended December 31, 2024 and December 31, 2023, the Company paid $5,639 and $5,701, respectively, in operating lease payments, which are reflected as a reduction to operating cash flows. For additional information, please refer to Note 12, Supplemental Cash Flow Information.
The table below presents operating lease related terms and incremental borrowing rates as of December 31, 2024:

Weighted-average remaining lease term	2.50 years
Weighted-average discount rate	6.98%
Components of lease costs were as follows for the years ended December 31,

	2024	2023
Operating lease costs	$5,849	$5,842
Short-term lease costs	304	319
Variable lease costs	545	49
Total Lease Costs	$6,698	$6,210
During the years ended December 31, 2024 and December 31, 2023, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of Air Wisconsin's leases required Air Wisconsin to reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. Rent expense recorded under all operating leases, inclusive of engine leases, was $6,698 and $6,210 for the years ended December 31, 2024 and December 31, 2023, respectively.

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of December 31, 2024:

Fiscal Year	Amount
2025	$3,125
2026	572
2027	392
2028	148
2029	79
Thereafter	239
Total lease payments	4,555
Less imputed interest	(384)
Total Lease Liabilities	$4,171
Following the Aviation Disposition, all operating leases held by Air Wisconsin remained with Air Wisconsin, and the Company does not have any material operating leases, with the exception of a single lease for office space located in Appleton WI.
6.    Sales-type Lease
In December 2023, Air Wisconsin entered into a sales-type lease for one of its aircraft that was previously treated as an operating lease since September 2022. The term of that lease is 36 months, with monthly payments of $64 that commenced in December 2023 and end in November 2026. If the lessee is not in default at the end of the lease term, the lessee may purchase the aircraft for a minimal amount at that time. Air Wisconsin has not provided a residual value guarantee as part of that lease.
The ASU No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326") requires assessment of the net investment in the lease as of the commencement date. Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the initial net investment in the lease to be $2,132 The Company monitors publicly available information regarding the credit worthiness of the non-U.S. governmental agency in custody of the aircraft and the aircraft serves as collateral for the lease. Management determined that a credit loss reserve of $333 and $229 was appropriate under ASC 326 as of December 31, 2024 and December 31, 2023, respectively. The change in the credit loss reserve for the year ended December 31, 2024 of $104 over the previous year, reflects changes in the publicly available creditworthiness of the non-U.S. governmental agency in custody of the aircraft. Management also added $19 and $21 of interest accrued to the carrying value of the sales lease receivable under the sales-type lease as of December 31, 2024 and December 31, 2023, respectively. The net sales-lease receivable was $1,530 and $1,924 as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, the net investment in the lease, net of the credit loss reserves, are labeled as Sales lease receivable, net in the consolidated balance sheets as $470 and $753, respectively, which reflects the amount expected to be received over the next one-year period, and $1,060 and $1,171, respectively, for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the remaining term of the lease as of the respective dates of the consolidated balance sheets. For the years ended December 31, 2024 and December 31, 2023, the Company recorded $256 and $21, respectively, of interest income from the lease which is recorded in Interest and dividend income in the consolidated statements of operations.

Undiscounted cash flows expected over the remaining term of the sales-type lease as of December 31, 2024 were as follows:

Fiscal year	Amount
2025	$773
2026	1,348
Total expected cash flows	2,121
Interest income	(258)
Total sales lease receivable	1,863
Less credit loss reserve	333
Total sales lease receivable, net	$1,530
As of December 31, 2024, Air Wisconsin did not have any other assets with respect to which it was the lessor. Following the Aviation Disposition, the Company retains its right and interest in both the aircraft and lease, including any revenues derived therefrom. As of the date of filing of this Annual Report, the lessee is in default of the lease for non-payment of its lease obligation.
7.    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such legal proceedings, regulatory matters and other disputes and claims cannot be predicted with certainty, as of December 31, 2024, the Company believed that it was not a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss is considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the matters raised or the ultimate outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.

Prior to its termination, a dispute arose under the United capacity purchase agreement which was resolved by arbitration and the issuance of the United Arbitration Award in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claims that Air Wisconsin breached the agreement by terminating it and that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration. For additional information, please refer to Part I, Item 1, Business, in this Annual Report.

The Company and certain of its officers and directors were named as defendants in several lawsuits relating to facts arising in connection with the restatement of its previously issued consolidated financial statement for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. One of those matters was a consolidated putative class action complaint captioned Toft v. Harbor Diversified, Inc., et al., No. 24-C-556 (E.D. Wisc. 2024) (the "Class Action"). On January 31, 2025, the court dismissed the operative complaint for failure to state a claim upon which relief could be granted. Defendants subsequently moved for sanctions under Rule 11 of the Federal Rules of Civil Procedure against the plaintiffs and their law firms, including the Rosen Law Firm. On December 3, 2025, the court granted the motion for sanctions with respect to the Rosen Law Firm, finding that its complaint against the Company was frivolous, and entered judgment in favor of the defendants. The court will now determine the amount of attorneys’ fees and costs to which the Company and certain of its officers are entitled based on the Rule 11 violations found by the court.

In 2024, three stockholders each filed a stockholder derivative action against certain officers and directors of the Company alleging breach of fiduciary duty, among other claims, arising from allegations substantively similar to those raised in the Class Action. Two of those actions were consolidated in an action captioned In re Harbor Diversified, Inc. Shareholder Derivative Litigation, No. 24-C-903 (E.D. Wisc. 2024), and the other action is captioned Cooke v. Bartlett et. al., No. 24-934-MN (D. Del. 2024). Neither action substantively moved forward while the parties awaited a decision on the motion to dismiss in the Class Action. Following the dismissal of the Class Action, on March 12, 2026, the court entered a dismissal without prejudice in the Wisconsin consolidated action pursuant to the stipulation of the parties. The plaintiff in the Delaware action filed a notice of dismissal on March 25, 2026.
Treasury Payroll Support Program Audit
In April 2020, Air Wisconsin entered into a Payroll Support Program Agreement (“PSP-1 Agreement”) with respect to payroll support from the U.S. Department of Treasury (“Treasury”) under a program provided by the Coronavirus Aid, Relief, and Economic Security Act, pursuant to which Air Wisconsin received approximately $42,185 (“PSP-1”). In September 2020, the Treasury’s Office of Inspector General (“OIG”) commenced a routine audit in connection with Air Wisconsin’s receipt of funds under the PSP-1 Agreement. In August 2025, Air Wisconsin received draft comments from the OIG. The OIG determined that Air Wisconsin overstated its awardable amount on its PSP-1 application. Air Wisconsin provided a response that acknowledged the overstatement but provided that the overstatement was corrected with its PSP-1 recertification submitted with its PSP-2 application. Air Wisconsin also indicated it may be due additional funds under PSP-2; however, Air Wisconsin does not believe that it will be required to repay any amount to the Treasury or that it will receive any further funds under the program. Air Wisconsin received communication in November 2025 from the OIG that it was still processing its final comments.
Standby Letters of Credit
As of December 31, 2024, Air Wisconsin had five outstanding letters of credit in the aggregate amount of $253 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of December 31, 2024, Air Wisconsin maintained a credit facility with a borrowing capacity of $333 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Cash Obligations
As the Company no longer had any outstanding debt as of December 31, 2024, the Company's cash obligations as of that date were primarily its operating lease obligations as outlined in Note 5, Lease Obligations.
As of December 31, 2024, Air Wisconsin had $4,555 of operating lease obligations primarily related to certain training simulators and facilities.
8. Retirement and Other Benefit Plans
401(k) Plans
For the years ended December 31, 2024 and December 31, 2023, the Company had defined contribution retirement plans that covered substantially all employees. The Company contributed to these plans. The total expense incurred under all of the defined contribution plans for the years ended December 31, 2024 and December 31, 2023 was $4,349 and $4,262, respectively.
Supplemental Executive Savings Plan (SESP)
The Company maintained the SESP for the benefit of certain executives. The SESP offered deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. As of December 31, 2024 and December 31, 2023, the Company recorded Long-term restricted investments of $3,797 and $3,194, respectively, and a Long-term deferred compensation liability of $3,823 and $3,216, respectively, on its consolidated balance sheets. The SESP was terminated effective as of January 9, 2026, in connection with the Aviation Disposition.
For additional information, please refer to Note 1, Summary of Significant Accounting Policies, and Note 15, Subsequent Events.

9. Related-Party Transactions
Resource Holdings Associates ("Resource Holdings") provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid an aggregate of $240 to Resource Holdings for each of the years ended December 31, 2024 and December 31, 2023, respectively, for these services, plus the reimbursement of certain out-of-pocket expenses.
In June 2021, Harbor agreed to pay Resource Holdings an annual fee of $150, payable monthly, for financial advisory and management services, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150 to Resource Holdings for each of the years ended December 31, 2024 and December 31, 2023, for these services, plus the reimbursement of certain out-of-pocket expenses. These amounts are included in Purchased services and other on the consolidated statements of operations.
In January 2020, the Company completed an acquisition from Southshore of regional jets and engines, in exchange for the issuance of 4,000,000 shares of Harbor's Series C Convertible Redeemable Preferred Stock (the "Series C Preferred"). On June 28, 2024, Southshore converted its Series C Preferred into 16,500,000 shares of Harbor's common stock. For additional information, please refer to Note 11, Earning Per Share and Equity, and Note 15, Subsequent Events.
10. Collective Bargaining Agreements
As of December 31, 2024, Air Wisconsin had five collective bargaining units. The Airline Pilots Association ("ALPA") represents pilots. The Association of Flight Attendants-CWA ("AFA") represents flight attendants. The International Association of Machinists and Aerospace Workers AFL-CIO ("IAMAW") represents both mechanics and technical store clerks under two separate collective bargaining agreements. The Transport Workers Union of America ("TWU") represents dispatchers.
As of December 31, 2023, Air Wisconsin had reached a new agreement with ALPA and its pilots which became effective in October 2023 and with TWU and its dispatchers in April 2024. Additionally, Air Wisconsin was in negotiations with both AFA and its flight attendants, and IAMAW and its mechanics and clerical employees.
Amendable dates for each bargaining unit are:

Bargaining Unit	Amendable Date	Percentage of Workforce
Pilots	October 11, 2026	47.4%
Dispatchers	April 12, 2028	3.2%
Mechanics	September 20, 2023	24.3%
Technical store clerks	September 20, 2022	4.4%
Flight attendants	October 1, 2022	20.7%
The unionized workforce and related labor agreements remained with Air Wisconsin following the Aviation Disposition, so the Company is no longer party to any collective bargaining agreements.

11.    Loss Per Share and Equity
Calculations of net loss per share of common stock were as follows for the periods presented:

	Year ended December 31, 2024	Year ended December 31, 2023
Net loss	$(17,175)	$(15,985)
Preferred stock dividends	1,092	1,328
Net loss applicable to common stockholders	$(18,267)	$(17,313)
Weighted average common shares outstanding
Shares used in calculating basic loss per share	50,738,144	44,043,175
Stock options	—	—
Series C preferred	—	—
Shares used in calculating diluted loss per share	50,738,144	44,043,175
Loss allocated to common stockholders per common share
Basic	$(0.36)	$(0.39)
Diluted	$(0.36)	$(0.39)
Basic loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500,000 shares of common stock under the if-converted method prior to its conversion in June 2024. Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion was not assumed for purposes of computing diluted loss per share if the effect would be anti-dilutive (as was the case for all periods presented).
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
Each share of Series C Preferred was initially convertible at the election of the holders, at any time after issuance, into that number of shares of common stock determined by dividing the then applicable Series C Liquidation Amount (as defined below) by $0.80, subject to certain adjustments set forth in the Certificate of Designations ("Conversion Price"). The Conversion Price was subsequently adjusted to be $0.15091.
On each of March 28, 2024, and June 28, 2024, the board of directors declared a Preferential Dividend of $198 on the Series C Preferred, which was paid on March 29, 2024, and June 28, 2024, respectively. On those same dates, the board of directors also declared Conversion Cap Excess Dividends on the Series C Preferred, which were paid in the amount of $268, and $321, respectively.
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

On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred remained outstanding as of December 31, 2024.
Harbor accounted for its Series C Preferred in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which was subject to conditional redemption while it was outstanding, was presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets as of December 31, 2023.
12.    Supplemental Cash Flow Information
The following information is provided in support of the consolidated statements of cash flows. Cash payments for interest for the years ended December 31, 2024 and December 31, 2023 were $9 and $2,083, respectively. Cash refunds for income taxes for the years ended December 31, 2024 and December 31, 2023 were $641 and $2,471, respectively.
The following table provides a schedule of the non-cash activities pertaining to the statements of cash flows for the years ended:

	December 31, 2024	December 31, 2023
Gain on Long-term restricted investments (SESP)	$541	$2,219
Long-term deferred compensation (SESP)	581
Net investment in sales lease	—	2,132
Right-of-use assets acquired under operating leases	1,493	2,172
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of those same amounts shown in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$14,952	$20,776
Restricted cash	667	755
Total cash, cash equivalents, and restricted cash	$15,619	$21,531
13.    Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	December 31,
	2024	2023
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
Following the Aviation Disposition, the air carrier certificate and "Air Wisconsin Airlines LLC" and associated airline operations trade names (e.g., Air Wisconsin, AW, etc.) remained with Air Wisconsin.

14.    Stock Repurchase Program
On March 30, 2021, Harbor's board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price and volume of the common stock, the Company's business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors. Harbor is not obligated under the program to acquire any particular dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason.
In January 2023, a federal corporate stock repurchase excise tax of 1.0% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $20 and $45 during the year ended December 31, 2024 and December 31, 2023, respectively, which is included in the cost of Treasury stock in the consolidated statements of stockholders’ equity. Harbor acquired a total of 1,132,594 and 2,093,382 shares of its common stock pursuant to the stock repurchase program in the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, total cash of $344 is held for the repurchase of shares under the stock repurchase program, compared to $376 as of December 31, 2023, which is reflected as restricted cash in the consolidated financial statements.
From the inception of the program through March 31, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. No shares have been purchased after that date.
15.    Subsequent Events
The Company evaluated its consolidated financial statements for the year ended December 31, 2024 for subsequent events through the date the consolidated financial statements were issued. The following subsequent events are noted:
•On January 3, 2025, Air Wisconsin, received written notice from American terminating the American capacity purchase agreement. The termination notice provided for a “wind-down” schedule for the withdrawal of aircraft from the agreement beginning on March 6, 2025 and ending with the termination of the agreement on April 3, 2025
•On January 10, 2025, Air Wisconsin announced the strategic transition of its operations following the termination of the American capacity purchase agreement. In connection with that transition, Air Wisconsin implemented a workforce reduction plan to re-balance its workforce to better align with that transition. On January 30, 2025, Air Wisconsin issued notices to all employees pursuant to the Worker Adjustment and Retraining Notification Act ("WARN"). On March 14, 2025, Air Wisconsin notified approximately 240 employees, consisting of 123 management employees, 100 pilots, and 13 dispatchers, that they would be furloughed or terminated effective March 31, 2025, or within a short period of time thereafter. On April 10, 2025, Air Wisconsin announced additional workforce reductions that affected approximately 400 additional employees that became effective on June 9, 2025, or a short period of time thereafter, and included the furlough of certain unionized employees. On August 29, 2025, Air Wisconsin issued new notices to all employees pursuant to WARN. No further workforce reductions were made pursuant to WARN and the notice period expired on December 31, 2025.
•On April 28, 2025, the Board of Managers of Air Wisconsin approved cash retention incentive bonuses for certain senior management employees, including Robert Binns, the former Chief Executive Officer and President of Air Wisconsin, and Liam Mackay, the former Chief Financial Officer of Air Wisconsin. Each of Messrs. Binns and Mackay was entitled to receive a retention incentive bonus in an amount equal to 50% of his current base salary payable as follows: (i) 20% on or about June 30, 2025, (ii) 20% on or about September 30, 2025, (iii) 20% on or about December 31, 2025, and (iv) 40% on or about March 31, 2026, subject, in each case, to remaining employed by Air Wisconsin through the applicable payment date.
•On August 29, 2025, the Company, entered into a non-binding letter of intent that contemplated a proposed transaction under which the Company would sell its equity in AWAC along with certain airframes, engines, and other operating assets. This transaction failed to consummate.
•In December 2025, the Company entered into three related purchase agreements pursuant to which it sold its membership interests in Air Wisconsin and all of its other remaining aviation assets. The three agreements were interdependent and the closing of the transactions contemplated thereby occurred simultaneously on January 9, 2026. The aggregate consideration received in connection with these three agreements was $111,100, subject to certain customary purchase price adjustments and the impact of required tax obligations. Including the other sales, for which the Company received approximately $14,800 in aggregate consideration, the aggregate consideration received for the Aviation Disposition was approximately $125,900. After giving effect to the Aviation Disposition, the Company no longer has any material operating assets, is not engaged in any operating business, and does not have any source of revenue from operations. The Company's primary assets are comprised of cash and cash equivalents, restricted cash, and marketable securities.
•In connection with the Aviation Disposition, on December 19, 2025, the Board of Managers of Air Wisconsin approved the termination of the SESP, which terminated on January 9, 2026.
•In connection with the Aviation Disposition, Harbor's board of directors approved bonuses for certain officers and employees totaling, in the aggregate approximately $4,300.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2024, the last day of the period covered by this Annual Report, our management, including our principal executive officer, principal financial officer and principal accounting officer, concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as defined in Rule 15(d)-15(f) under the Exchange Act, described below.
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

Material Weakness in Internal Control Over Financial Reporting
As disclosed in the 2023 Annual Report, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, and following extensive discussions among management, the Audit Committee, and our independent registered public accounting firm, as well as consultation between management and multiple additional accounting and legal advisors over a period of several months, we determined that the previously issued consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023, should no longer be relied upon and that such financial statements should be restated. As a result of this determination, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2023. As noted below, the related remediation efforts are ongoing.
The identified material weakness arose from our recognition of certain disputed amounts under the United capacity purchase agreement that were in dispute in the United arbitration. We previously recognized all of the disputed amounts, which we later determined, in consultation with knowledgeable third-party advisors, was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we determined that, contrary to the prior conclusion we reached in consultation with knowledgeable third-party advisors regarding the correct application of a complex standard to a complex agreement, we should have constrained a portion of the disputed amounts. This determination was based on additional guidance received from additional third-party advisors as to the manner in which ASC 606 should be applied to the recognition of revenue under the agreement, irrespective of the actual outcome of the dispute with United. This deficiency led to a material error (as that concept is defined in the accounting guidance) in our previously issued consolidated financial statements, which in turn led to the restatement of those financial statements and the finding of a material weakness in our internal control over financial reporting as of December 31, 2023.
Remediation of Material Weakness
With the oversight of the Audit Committee, throughout the year ended December 31, 2024, our management continued to implement additional measures intended to improve our internal control over financial reporting with the objective of remediating the material weakness identified above, including (i) enhancing our internal process for the review and interpretation of accounting guidance as it applies to our capacity purchase agreements, and (ii) engaging new or additional knowledgeable third-party advisors with relevant experience in analyzing accounting guidance as it applies to complex commercial agreements, including determining the appropriate accounting for revenue derived from our capacity purchase agreements.
While we believe our efforts improved our internal control over financial reporting, remediation of the identified material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we concluded that the identified material weakness had not been fully remediated as of December 31, 2024. We cannot provide assurance that the remediation efforts we are implementing will be sufficient to remediate the identified material weakness or to avoid potential future material weaknesses or significant deficiencies.
Changes in Internal Control Over Financial Reporting (Through December 31, 2024)
Except for the remediation measures discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent Events Impacting Internal Control Over Financial Reporting
As discussed above, the identified material weakness arose from a determination that our recognition of certain disputed amounts under the United capacity purchase agreement was inconsistent with the technical requirements of ASC 606. However, the United capacity purchase agreement was terminated in early June 2023 and we do not anticipate receiving additional revenue under that agreement. In addition, the American capacity purchase agreement entered into in August 2022 was terminated in April 2025, and we do not anticipate receiving additional revenue under that agreement. Further, as a result of the Aviation Disposition, we do not have any material operating assets, are not engaged in any operating business, and do not have any current or anticipated source of revenue from operations. Specifically, we do not anticipate entering into any capacity purchase agreement (or similar agreement) in future periods. Accordingly, the circumstances resulting in a determination that we have a material weakness in our internal control over financial reporting, namely the recognition of revenue under our prior capacity purchase agreement pursuant to ASC 606, are no longer relevant to our business or financial statements going forward.
However, after giving effect to the Aviation Disposition, we have a small number of employees, executive officers and advisors who manage our day-to-day affairs, oversee our remaining assets and obligations, evaluate strategic alternatives and execute any transaction we may pursue. As a result, we have a limited number of employees with expertise in financial and accounting matters, developing and maintaining a system of internal controls, and remediating material weaknesses or significant deficiencies in internal control over financial reporting. This development creates additional risk that our internal control over financial reporting may not be effective in future periods. For additional information, please refer to Part I, Item 1,“Business and Part I, Item 1A Risk Factors, in this Annual Report.
No Attestation Report of the Registered Public Accounting Firm
As a “non-accelerated filer,” we are not required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.
ITEM 9B.       OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Consistent with SEC rules, our executive officers during the year ended December 31, 2024 included certain officers of our former subsidiary, Air Wisconsin. The following table sets forth information concerning our executive officers and directors as of December 31, 2024:

Name	Age	Position

Executive Officers
Christine R. Deister	75	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns(1)	60	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay(2)	41	Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer
Gregg Garvey(3)	59	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC Principal Accounting Officer

Non-Employee Directors
Richard A. Bartlett	67	Director, Harbor Diversified, Inc.
Nolan Bederman(4)	52	Director, Harbor Diversified, Inc.
Kevin J. Degen(4)	67	Director, Harbor Diversified, Inc.

(1)In connection with the Aviation Disposition, Mr. Binns resigned his positions as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(2)Mr. Mackay resigned as Chief Financial Officer of Air Wisconsin effective September 5, 2025.
(3)In connection with the Aviation Disposition, Harbor's board of directors appointed Mr. Garvey as Executive Vice President, Chief Financial Officer, and Treasurer of Harbor effective January 9, 2026. Mr. Garvey currently serves as our principal financial officer and principal accounting officer.
(4)Serves as a member of our Audit Committee.
Executive Officers
Christine R. Deister
Ms. Deister has served as the Company’s Chief Executive Officer and Secretary since March 2020. Ms. Deister has also served as Chief Financial Officer and Secretary of Lotus Aviation Leasing, LLC and Chief Financial Officer and Secretary of Air Wisconsin Funding LLC since April 2020, as well as President, Secretary and a director of Harbor Therapeutics, Inc. since April 2020. Ms. Deister has served as Vice President of Special Projects for Air Wisconsin since April 2020 and also serves as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”). Ms. Deister was initially appointed Chief Financial Officer and Secretary of the Company in March 2012, and was subsequently appointed President of the Company in July 2019. Previously, Ms. Deister served as President and Chief Executive Officer of Air Wisconsin from April 2015 until March 2019 and as Chief Executive Officer until March 2020. From November 2014 to April 2015, Ms. Deister served as Chief Commercial Officer of Air Wisconsin. From November 2004 to November 2014, Ms. Deister served as Executive Vice President and Chief Financial Officer of Air Wisconsin. Prior to Air Wisconsin, Ms. Deister served as Executive Vice President and Chief Financial Officer of Hawaiian Airlines from 2001 to November 2004. Prior to 2001, Ms. Deister held various executive roles with Trans World Airlines, including Senior Vice President of Finance and Treasurer. In connection with the Aviation Disposition, Ms. Deister retired from her employment at Air Wisconsin and resigned as an officer of Air Wisconsin. Ms. Deister continues to serve as Harbor's Chief Executive Officer and Secretary.
Robert Binns
Mr. Binns served as Air Wisconsin’s President from April 2019 until the Aviation Disposition on January 9, 2026, and as its Chief Executive Officer from March 2020 until January 9, 2026. Mr. Binns also served as a member of the board of managers of Air Wisconsin and as Executive Vice President and a director of AWAC from April 2020 until January 9, 2026. Prior to joining Air Wisconsin, Mr. Binns was the Chief Executive Officer and member of the board of managers of Hybrid Enterprises, LLC, the exclusive reseller of Lockheed Martin’s hybrid airship, until December 2018 and held executive roles with Wivenhoe Aviation, LLC, from 2013 to 2015, Global Aviation Holdings, from 2004 to 2013, TransMeridian Airlines, from 2001 to 2004, Pegasus Aviation, from 1999 to 2001, and Trans World Airlines, from 1994 to 1999. Since 2007, Mr. Binns has served as a member of the Board of Councilors of The Carter Center. Mr. Binns holds an M.B.A. from the University of Kansas, an M.A. in Political Behavior from Essex University in England, and a B.A. in History and Political Science from the University of Kansas. In connection with the Aviation Disposition, Mr. Binns resigned as an officer, manager and employee of Air Wisconsin and as an officer and director of AWAC.
Liam Mackay
Mr. Mackay served as Air Wisconsin’s Chief Financial Officer from January 1, 2021 to September 5, 2025. Prior to joining Air Wisconsin, Mr. Mackay served as Director, United Express Commercial Strategy at United, since 2019. From 2016 to 2019, Mr. Mackay served as Director, United Express Regional Partner Management at United, and from 2011 to 2016, he served as Senior Manager, Financial Analysis at United. Mr. Mackay graduated from The University of Western Ontario in 2005 with a Bachelor of Administrative and Commercial Studies in Commercial Aviation Management degree, and he obtained an M.B.A. in Aviation from Embry-Riddle Aeronautical University in 2007. Mr. Mackay resigned his employment with, and as Chief Financial Officer of, Air Wisconsin effective September 5, 2025.
Gregg Garvey
Mr. Garvey served as Air Wisconsin’s Senior Vice President, Chief Financial Officer and Treasurer from September 2025 until the Aviation Disposition on January 9, 2026, and worked with Air Wisconsin in various roles since 1999. Mr. Garvey also served as Vice President, Chief Financial Officer and Treasurer of AWAC. Prior to joining Air Wisconsin in 1999, Mr. Garvey served as a Tax Manager, Tax Supervisor, and Staff Accountant at Schenck & Associates (currently part of CliftonLarsonAllen LLP), a large regional public accounting firm in Appleton, Wisconsin. Mr. Garvey also held positions of Financial Analyst and Forecasting Accountant and Senior Tax Accountant at Repap Wisconsin, Inc., a paper company formerly located in Kimberly, Wisconsin. Mr. Garvey holds a B.B.A. in Accounting from the University of Wisconsin-Whitewater, an M.S. in Taxation from the University of Wisconsin-Milwaukee, and an M.B.A. from the University of Wisconsin-Oshkosh. Mr. Garvey is also a Certified Public Accountant. Mr. Garvey was appointed Executive Vice President, Chief Financial Officer and Treasurer of Harbor in January 2026.
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
We believe Mr. Bederman’s experience in private equity, as the founder of multiple complex organizations, and as a director of another public company, brings to Harbor’s board of directors critical skills related to leadership, financial oversight, strategic planning and corporate governance, all of which qualify him for service as a director.
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
Changes to Procedures for Stockholder Nominations for Directorships
There were no material changes in 2024 to the process by which our stockholders may recommend nominees to Harbor's board of directors since we last provided disclosure of such procedures.
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
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for Senior Financial Officers (the “Code of Ethics”) applicable to our principal executive officer, principal financial officer, principal accounting officer and other officers that have a financial oversight role, which is intended to comply with the requirements of Item 406 of Regulation S-K. We expect that any amendment to the Code of Ethics, or any waivers of its requirements applicable to our executive officers, will be disclosed in our future filings under the Exchange Act. The Code of Ethics was previously filed as an exhibit to our SEC reports and is incorporated by reference into this Annual Report.
Investment Policy
Following the Aviation Disposition, the Company’s remaining assets are predominantly comprised of Liquid Assets. The Company could potentially be deemed an “investment company” pursuant to the Investment Company Act. The Investment Company Act provides a number of exemptions, including a one-year safe harbor for companies that are seeking to acquire an operating business. The Company intends to avail itself of this exemption.

In furtherance of this intention, the Company has adopted an investment policy with the primary objectives of (1) ensuring the safety of capital and preservation of purchasing power, (2) preserving liquidity, (3) maintaining short-term maturities, and (4) managing towards reasonable rates of return in light of the other investment objectives (the “Investment Policy”). Consistent with the Investment Policy, the Company’s Liquid Assets are primarily invested in deposit accounts, money market funds, government-backed securities and similar investments.
For additional information, please refer to the section titled “Our Business Strategy” in Part I, Item 1, Business.
Meetings of the Board of Directors
During 2024, Harbor’s board of directors held 11 regularly scheduled meetings and numerous additional meetings.
Board of Director Policies and Procedures
Harbor’s board of directors has documented our corporate governance practices by adopting certain policies and procedures, including the Code of Ethics, a Trading Restriction Policy and the charter of the Audit Committee. These policies and procedures are designed to ensure Harbor’s board of directors, together with the Audit Committee, has the necessary authority and governance frameworks in place to make decisions independent of the Company’s management.
The Code of Ethics restricts our principal executive officer, principal financial officer, principal accounting officer, and any other officer (including any officer of our subsidiaries) that is performing similar functions or that is performing a financial oversight role from trading in Harbor's common stock, subject to limited exceptions. Similarly, the Trading Restriction Policy restricts our (and any of our subsidiaries') officers, employees, agents and consultants, and certain other covered persons, from trading in Harbor's common stock, subject to limited exceptions.
The Investment Policy governs the investment of our Liquid Assets and establishes compliance parameters designed to support our strategic objectives and ensure compliance with the safe harbor exemption.
Audit Committee
Harbor has a standing Audit Committee of its board of directors. The Audit Committee oversees the Company’s corporate accounting and financial reporting process and the audits of the Company’s financial statements. For this purpose, the Audit Committee’s principal functions are to: (i) oversee the integrity of the Company’s financial statements, the audits of the Company’s financial statements conducted by the Company’s independent registered public accounting firm (“Independent Auditors”), the qualifications, independence and performance of the Independent Auditors, and compliance with legal, regulatory and disclosure requirements relating to the Company’s accounting and financial reporting processes; (ii) review the Company’s internal control over financial reporting; and (iii) facilitate communication among the Independent Auditors, the Company’s financial and senior management, and Harbor's board of directors. The Audit Committee is directly responsible for oversight of the work of the Independent Auditors, including resolution of any disagreements between management and the Independent Auditors regarding financial reporting or the application of accounting policies. This oversight includes review and discussion with management and the Independent Auditors of (i) the Company’s financial statements and the reports or information delivered to the Audit Committee by the Independent Auditors; and (ii) analyses prepared by management and the Independent Auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, as well as assessment of the Company’s system of internal control over financial reporting.
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
During 2024, the Audit Committee held four regularly scheduled meetings and numerous additional meetings. Each of the members of the Audit Committee attended all of the meetings of the Audit Committee held during 2024.
ITEM 11.       EXECUTIVE COMPENSATION
Director Compensation
For service on Harbor's board of directors, each director receives a quarterly cash retainer of $20,000. For service on the Audit Committee, each member receives an additional quarterly cash retainer of $4,000. The directors are not paid additional amounts for attendance at board or committee meetings.
To the extent any director serves on the board of directors (or similar governing body) of any of our active subsidiaries, the director is paid a quarterly cash retainer in the amount of $2,500, which amount is in addition to amounts paid for service on Harbor's board of directors. Messrs. Bederman and Degen each served on Air Wisconsin's board of managers prior to the Aviation Disposition.
No current director has been granted any equity awards in connection with his service on Harbor’s board of directors or the Audit Committee, and no equity incentive plan has been adopted for this purpose.
We reimburse reasonable expenses incurred in connection with attending board and committee meetings.
Director Compensation Table
The following table sets forth summary compensation information for our directors for the year ended December 31, 2024:

Name	Fees Earned Or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Richard A. Bartlett	$80,000	—	$80,000
Nolan Bederman(2)	$106,000	—	$106,000
Kevin J. Degen(2)	$106,000	—	$106,000
(1)Each of the directors earned a quarterly cash retainer of $20,000 for serving on Harbor’s board of directors.
(2)Messrs. Bederman and Degen each earned a quarterly cash retainer of $4,000 for serving on the Audit Committee, and a quarterly cash retainer of $2,500 for serving on the board of managers of Air Wisconsin.
Executive Compensation
This narrative discussion of the compensation objectives, policies and arrangements that apply to our named executive officers is intended to be read in conjunction with the Summary Compensation Table and related disclosures set forth below. As a “smaller reporting company,” we are eligible to comply with scaled executive compensation disclosure requirements under applicable SEC rules.

Named Executive Officers
Our named executive officers include our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2024. Consistent with SEC rules, our named executive officers include certain officers of our subsidiary, Air Wisconsin, as indicated in the table below.
For the year ended December 31, 2024, our named executive officers and their positions were:

Named Executive Officer	Position
Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns(1)	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Liam Mackay(2)	Chief Financial Officer, Air Wisconsin Airlines LLC Principal Financial Officer

(1)    In connection with the Aviation Disposition, Mr. Binns resigned as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(2)    Mr. Mackay resigned as Chief Financial Officer of Air Wisconsin effective September 5, 2025.
Compensation Overview
The primary objective of our executive compensation program is to attract and retain executives with the skills necessary to lead us in achieving our strategic objectives and creating long-term value for our stockholders. We recognize that there is significant competition for talented executives. While we owned Air Wisconsin, it was particularly challenging to recruit executives and other key employees of the caliber necessary to achieve our goals. When making executive compensation decisions for key Air Wisconsin employees, Harbor’s board of directors generally informed itself of the compensation amounts paid to executives at other regional airlines, although this was only one of several factors considered. We have not adopted an equity incentive plan, and have not historically granted equity awards to our named executive officers, which impacts both the aggregate value of compensation that we pay and the mix of compensation elements that we pay relative to other companies in our industry.
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
Compensation Determinations
Prior to the Aviation Disposition, the members of Air Wisconsin's board of managers, which included two independent managers, was responsible for overseeing our executive compensation program, based on their own experience, their understanding of our business and industry, and feedback from our senior executives. After the Aviation Disposition, Harbor's board of directors, which includes two independent directors, will be responsible for overseeing our executive compensation program. We have not appointed a separate compensation committee. In addition, we have not historically retained a compensation consultant, although we retain the right to do so in the future.

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
Discretionary Cash Bonus
Historically, we have not adopted a formal non-equity incentive program as defined in SEC rules. Rather, we have typically paid discretionary cash bonuses to our named executive officers and other senior executives. The target bonus opportunity has generally been expressed as a percentage of base salary, which varies by executive based on factors such as title, responsibility level and tenure. The actual amounts of these bonuses have generally been based on a number of subjective factors such as: (i) individual contributions to achieving our strategic objectives, (ii) our actual operational and financial performance, and (iii) executive retention concerns. Examples of strategic objectives that have impacted historical bonus decisions include the restructuring of debt, the negotiation of key customer agreements, the hiring and retention of pilots, and cash management goals. Historically, most of the cash bonuses awarded have been based on past individual or Company performance. In 2025, the board of managers of Air Wisconsin adopted several retention incentive payment programs for senior executives, including Mr. Binns and Mr. Mackay.
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
For the year ended December 31, 2024, certain senior executives were also eligible to participate in our Supplemental Executive Savings Plan (“SESP”), which is a non-qualified deferred compensation retirement benefit plan. Pursuant to the SESP, we contribute an amount equal to the excess of the full amount of contributions to which the participant would have been entitled under our 401(k) plan, but for the IRS limitations on employer contributions, over the actual amount we contribute to the 401(k) plan for the participant, provided that all Company contributions are discretionary. The SESP was terminated in connection with the Aviation Disposition effective as of January 9, 2026.
Employment Agreements
We had entered into employment agreements with Mr. Binns and Mr. Mackay, each of which is summarized below, although these agreements have been terminated. We have not entered into an employment agreement (or other similar agreement) with Ms. Deister or Mr. Garvey.

Binns Agreement
Air Wisconsin entered into an employment agreement with Mr. Binns (the “Binns Agreement”), pursuant to which he was initially appointed to serve as President of Air Wisconsin in April 2019. Mr. Binns was also appointed to serve as Chief Executive Officer of Air Wisconsin in March 2020. The Binns Agreement had an initial term of two years, from April 1, 2019 through April 1, 2021, and renewed automatically for one-year periods, subject to earlier termination in accordance with its terms.
The Binns Agreement provided for a minimum annual base salary of $425,000.
Pursuant to the Binns Agreement, Mr. Binns was eligible to receive a cash bonus for each year during the term of the Binns Agreement, which would be paid based on the achievement of certain individual and Company performance objectives, as well as certain other subjective factors, as determined by Air Wisconsin’s board of managers from time to time. To be eligible to receive the cash bonus, Mr. Binns was required to remain employed through the payment date.
Mr. Binns was also eligible to receive a long-term incentive award (the “LTI Award”), each year during the term of the Binns Agreement in an amount equal to the actual incentive bonus amount for the immediately prior year. For the years ended December 31, 2024 and December 31, 2023, Mr. Binns earned an LTI Award of $170,000 and $276,250, respectively. The LTI Awards were initially payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. Under the terms of the Binns Agreement, to be eligible to receive an annual installment, Mr. Binns was initially required to remain employed on the relevant payment date. However, the deferred portion of the LTI Awards were paid to Mr. Binns in January 2026 in connection with his resignation following the Aviation Disposition. For additional information, please refer to the section titled “– Summary Compensation Table,” in this Annual Report.
During the term of the Binns Agreement, Mr. Binns was eligible to participate in such medical, disability, life insurance and other employee benefit plans and programs as are in effect from time to time on the same basis as the other senior executives.
The Binns Agreement was terminated in January 2026 in connection with the Aviation Disposition, and at that time Mr. Binns resigned as an employee, officer, and manager of Air Wisconsin and as an officer and director of AWAC.
Mackay Agreement
Air Wisconsin entered into an employment agreement with Mr. Mackay (the “Mackay Agreement”) pursuant to which he was appointed to serve as the Chief Financial Officer of Air Wisconsin effective as of January 1, 2021. Mr. Mackay resigned his employment with, and as Chief Financial Officer of, Air Wisconsin effective September 5, 2025. The Mackay Agreement provided Mr. Mackay with (i) an initial employment term of two years, from January 1, 2021 through December 31, 2022, with successive automatic one-year renewal periods, subject to earlier termination as described therein; (ii) a minimum annual base salary of $220,000; and (iii) such medical, disability, life insurance and other employee benefit plans and programs as were in effect from time to time on substantially the same terms as those available to the other senior executives of Air Wisconsin.
Pursuant to the Mackay Agreement, Mr. Mackay was also eligible to receive a cash bonus for each year during the term of the agreement based on the achievement of certain individual and Company performance objectives, as well as certain subjective factors, as determined by Air Wisconsin’s board of managers from time to time, with an initial target bonus in an amount equal to 50% of his base salary for the applicable year. The cash bonus earned with respect to a particular year was to be paid no later than March 31 of the following year, so long as Mr. Mackay continued to be employed through the payment date.
Severance Agreements / Change in Control Agreements
Except as described under the section titled “ —Employment Agreements” in this Annual Report, we currently do not have severance agreements or change in control agreements (or other similar agreements) with any of our named executive officers or other employees. However, we reserve the right to enter into these types of agreements in the future.
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2024 and December 31, 2023. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our named executive officers.

Name and Title	Year	Salary ($)	Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Stock and Options Awards(3)	All Other Compensation ($)(4)	Total ($)
Christine R. Deister	2024	150,000	75,000		—	—	10,000	235,000
Chief Executive Officer and Secretary, Harbor Diversified, Inc.	2023	150,000	75,000		—	—	10,000	235,000
Robert Binns(5)	2024	425,000	340,000	(6)	—	—	77,102	842,102
Chief Executive Officer and President, Air Wisconsin Airlines LLC	2023	425,000	652,500	(7)	—	—	81,091	1,058,591
Liam Mackay(8)	2024	248,000	100,000	(9)	—	—	35,746	383,746
Chief Financial Officer, Air Wisconsin Airlines LLC	2023	232,833	157,300	(10)	—	—	33,541	423,674
						—

(1)The amounts in this column reflect the award of discretionary cash bonuses to our named executive officers. Some awards provide for installment payments in more than one year, with each payment being conditioned on the named executive officer being employed on the date of payment.
(2)We did not adopt a non-equity incentive plan, as defined in the applicable SEC rules, during the years ended December 31, 2024 or December 31, 2023.
(3)We have not granted any equity awards to our named executive officers and have not adopted an equity incentive plan.
(4)All other compensation for 2024 included the following:
(i)Ms. Deister: aggregate cash payments in the amount of $10,000 for services provided to the board of directors of AWAC (consistent with the amounts paid to the other directors);
(ii)Mr. Binns: (1) aggregate cash payments in the amount of $20,000 for services provided to the board of directors of AWAC and the board of managers of Air Wisconsin (consistent with the amounts paid to the other directors and managers), (2) $24,150 for our contributions pursuant to the 401(k) plan, (3) $21,716 for our contributions to the SESP, and (4) $11,236 for a personal travel allowance benefit (based on the incremental cost to Air Wisconsin); and
(iii)Mr. Mackay: (1) $21,850 for our contributions pursuant to the 401(k) plan, (2) $1,482 for our contributions to the SESP and (3) $12,414 for a personal travel allowance benefit (based on the incremental cost to Air Wisconsin).
(5)In connection with the Aviation Disposition, Mr. Binns resigned as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(6)Of this amount, (i) $170,000 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2024, which was paid in June 2025, and (ii) $170,000 reflects the issuance of an LTI Award, which was initially payable in cash in four equal annual installments on or about each of the first four anniversaries of the grant date, but the deferred amounts were paid to Mr. Binns in January 2026.
(7)Of this amount, (i) $276,250 reflects a discretionary cash bonus that was earned by Mr. Binns for performance in 2023, $212,500 of which was paid in March of 2024 and the balance of which was deferred and paid to Mr. Binns in January 2026, (ii) $100,000 reflects an additional cash bonus that was earned by Mr. Binns for performance in 2023, which was paid in March of 2024, and (iii) $276,250 reflects the issuance of an LTI Award, which was initially payable in cash in four equal annual installments on or about each of the first four anniversaries of the grant date, but the deferred amounts were paid to Mr. Binns in January 2026.
(8)Mr. Mackay resigned his employment with, and as Chief Financial Officer of, Air Wisconsin effective September 5, 2025.
(9)This amount reflects a discretionary cash bonus that was earned by Mr. Mackay for performance in 2024, which was paid in June 2025.
(10)This amount reflects a discretionary cash bonus that was earned by Mr. Mackay for performance in 2023, $121,000 of which was paid in March of 2024 and the balance of which was deferred and forfeited when Mr. Mackay resigned in September 2025.

For additional information, please refer to the sections titled “Elements of Compensation Program – Discretionary Cash Bonus” and “ —Employment Agreements,” in this Annual Report.
Outstanding Equity Awards
As of December 31, 2024, none of our named executive officers held any outstanding equity awards to acquire shares of Harbor's common stock.
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We do not have any equity incentive plans, whether or not approved by our stockholders, pursuant to which any equity awards have been or may be issued to our directors, executive officers or employees.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of Harbor’s outstanding common stock as of March 11, 2026, by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of Harbor’s outstanding common stock.
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 11, 2026, including upon the conversion, exchange or exercise of securities convertible for, or exchangeable or exercisable into, shares of Harbor's common stock, are deemed to be outstanding for the purpose of computing the percentage ownership of each stockholder.

	Beneficial Ownership(1)
	Number of Shares	Percentage
Greater than 5% Stockholders
Amun LLC	20,000,000	34.2%
Southshore Aircraft Holdings, LLC(2)	16,500,000	28.2%
Named Executive Officers and Directors
Christine R. Deister	—	—
Robert Binns(3)	—	—
Liam Mackay(4)	—	—
Kevin J. Degen	—	—
Nolan Bederman	—	—
Richard A. Bartlett(5)	36,500,000	62.4%
All executive officers and directors as a group (7 persons)	36,500,000	62.4%

__________

(1)Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 58,429,836 shares of Harbor's common stock outstanding as of March 11, 2026.
(2)The address of each stockholder listed is 5601 W. Grande Market Drive, Suite C, Appleton, Wisconsin, 54913.
(3)In January 2020, Harbor issued 4,000,000 shares of Series C Preferred to Southshore Aircraft Holdings, LLC ("Southshore"). In June 2024, 754,550 shares of the Series C Preferred were converted into 16,500,000 shares of Harbor's common stock. and the remaining 3,245,450 shares of the Series C Preferred were redeemed for an aggregate cash payment of $10,709,985. After giving effect to such conversion and redemption, no shares of the

Series C Preferred are outstanding. In addition, as of March 11, 2026, there were no securities outstanding that were convertible into, or exercisable or exchangeable for, shares of Harbor's common stock. For additional information, please refer to the section titled "Commitments and Contractual Obligations" in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
(4)In connection with the Aviation Disposition, Mr. Binns resigned as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(5)Mr. Mackay resigned his employment with, and as Chief Financial Officer of, Air Wisconsin effective September 5, 2025.
(6)Includes (i) 20,000,000 shares of Harbor’s common stock held by Amun and (ii) 16,500,000 shares of Harbor's common stock held by Southshore (see footnote 3 above). Mr. Bartlett, one of Harbor’s directors, may be deemed to be the beneficial owner of the shares of Harbor’s common stock held by Amun due to his status as a member of the board of managers of Amun, and his indirect ownership of 25.6% of the outstanding equity interests of Amun. However, Mr. Bartlett does not control voting or investment decisions made by Amun, which are made by the board of managers of Amun. Mr. Bartlett disclaims beneficial ownership of the shares held by Amun except to the extent of his pecuniary interest therein. In addition, Mr. Bartlett may be deemed to be the beneficial owner of the shares of common stock held by Southshore due to his status as a member of the board of managers of Southshore and his indirect ownership of 25.6% of the outstanding equity interests of Southshore. However, Mr. Bartlett does not control voting or investment decisions made by Southshore, which are made by the board of managers of Southshore. Mr. Bartlett disclaims beneficial ownership of the shares held by Southshore except to the extent of his pecuniary interest therein.
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
Transactions with Amun LLC and Resource Holdings Associates
Since January 2012, Amun has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to a Stock Purchase Agreement entered into with Amun in January 2012. In accordance with that agreement, AWAC has paid a recurring monthly fee of $20,000. Amun assigned the payment of these fees to Resource Holdings Associates (“Resource Holdings”). AWAC paid an aggregate of $240,000 to Resource Holdings for each of the years ended December 31, 2024 and December 31, 2023. In June 2021, Harbor's board of directors agreed to pay Resource Holdings a recurring monthly fee of $12,500, effective April 1, 2021, which is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150,000 to Resource Holdings for each of the years ended December 31, 2024 and December 31, 2023.
Amun is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 25.6% of the outstanding equity interests of Amun. Geoffrey T. Crowley, who formerly served as a director of AWAC and was an employee of Air Wisconsin, directly holds 12.4% of the outstanding equity interests of Amun. William P. Jordan and Patrick J. Thompson, each of whom was formerly employed by Air Wisconsin, each directly hold 12.4% of the outstanding equity interests of Amun.
Resource Holdings is owned and controlled by individuals who are current or former directors, managers and/or employees of the Company or its subsidiaries. Richard A. Bartlett, one of the Company’s directors, indirectly holds 33.3% of the outstanding equity interests of Resource Holdings.
Transactions with Southshore Aircraft Holdings, LLC
In January 2020, Harbor issued 4,000,000 shares of Series C Preferred to Southshore. In June 2024, 754,550 shares of the Series C Preferred were converted into 16,500,000 shares of Harbor's common stock. and the remaining 3,245,450 shares of the Series C Preferred were redeemed for an aggregate cash payment of $10,709,985. For additional information, please refer to the section titled "Commitments and Contractual Obligations" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.
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
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
The following table represents aggregate fees billed to us for services related to the years ended December 31, 2024 and December 31, 2023 by Grant Thornton, LLP, our independent registered public accounting firm:

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$659,397	$903,273
Audit-Related Fees(2)	—	—
Tax Fees(3)	10,452	20,163
All Other Fees(4)	—	—
Total Fees	$669,849	$923,436
(1)Consists of fees for professional services rendered in connection with the audit of our consolidated financial statements in this Annual Report, review of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements.
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
For the year ended December 31, 2024, all audit and non-audit services provided by the independent registered public accounting firm were pre-approved.
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
3.Exhibits
The exhibits listed below are filed or furnished as part of this Annual Report as indicated in the footnotes to the Exhibit Index.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Harbor Diversified, Inc. (as amended through December 31, 2019).	10-K	001-34584	3.1	July 10, 2020

3.2	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock of Harbor Diversified, Inc.	10-K	001-34584	3.2	July 10, 2020

3.3	Amended and Restated Bylaws of Harbor Diversified, Inc. (a Delaware Corporation) (as amended through December 31, 2019).	10-K	001-34584	3.3	July 10, 2020

4.1*	Description of Capital Stock of Harbor Diversified, Inc.

4.2	Specimen Stock Certificate for Common Stock of Harbor Diversified, Inc.	10-K	001-34584	4.2	March 30, 2022

10.1#	Form of Indemnification Agreement.	10-K	001-34584	10.1	July 10, 2020

10.2.1#	Employment Agreement, dated March 20, 2019, between Air Wisconsin Airlines LLC and Robert Binns	10-K	001-34584	10.3	July 10, 2020

10.2.2#	First Amendment to Employment Agreement, dated March 29, 2021, between Air Wisconsin Airlines LLC and Robert Binns	10-K	001-34584	10.3.2	April 1, 2021

10.3#	Employment Agreement, dated January 1, 2021, between Air Wisconsin Airlines LLC and Liam Mackay.	10-K	01-34584	10.4	April 1, 2021

10.4.1+†	Capacity Purchase Agreement, dated February 26, 2017, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.1	July 10, 2020

10.4.2	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.2	July 10, 2020

10.4.3+†	First Amendment to Capacity Purchase Agreement, dated October 14, 2020, between United Airlines, Inc., Air Wisconsin Airlines LLC, AWAC Aviation, Inc., and Harbor Diversified, Inc.	10-K	001-34584	10.5.3	April 1, 2021

10.4.4†	Second Amendment to Capacity Purchase Agreement, dated April 23, 2021, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.3	May 17, 2021

10.4.5†	Sixth Amendment to Capacity Purchase Agreement, dated February 10, 2023, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.5	April 3, 2023

10.5.1	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.7	July 10, 2020

10.5.2	Payroll Support Program Extension Agreement, dated March 23, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.2	April 1, 2021

10.5.3	Payroll Support Program 3 Agreement, dated June 1, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.3	March 30, 2022

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6.1	Restructuring Agreement, dated January 25, 2018, among Air Wisconsin Airlines LLC, the Lender, the Subordinated Note Holder, U.S. Bank National Association and Investissement Quebec.	10-K	001-34584	10.8.1	July 10, 2020

10.6.2	Form of Amended and Restated Credit Agreement, dated December 24, 2018, among Air Wisconsin Airlines LLC, U.S. Bank National Association and the Lender.	10-K	001-34584	10.8.2	July 10, 2020

10.7.1	Credit Agreement, dated June 5, 2017, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.1	July 10, 2020

10.7.2	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.2	July 10, 2020

10.7.3	Credit Agreement, dated January 25, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.3	July 10, 2020

10.7.4	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.4	July 10, 2020

10.7.5	Amendment No. 2 to Credit Agreement, dated April 24, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.5	July 10, 2020

10.7.6	Amendment No. 3 to Credit Agreement, dated June 20, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.6	July 10, 2020

10.8†	Capacity Purchase Agreement, dated August 19, 2022, between American Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.10	November 21, 2022

10.8.1†	Amendment No. 1 to Capacity Purchase Agreement, dated February 23, 2023, between American Airlines, Inc. and Air Wisconsin Airlines LLC	10-Q	001-34584	10.10.1	May 15, 2023

10.8.2+†	Amendment No. 3 to Capacity Purchase Agreement, dated November 10, 2023, between American Airlines Inc. and Air Wisconsin Airlines LLC	10-K	001-34584	10.10.2	October 24, 2024

10.8.3+†	Amendment No. 4 to Capacity Purchase Agreement, dated November 27, 2024, between American Airlines Inc. and Air Wisconsin Airlines LLC	10-K	001-34584	10.10.3	December 5, 2024

10.9*+†	Membership Interest Purchase Agreement, dated December 10, 2025, between AWAC Aviation, Inc., Harbor Diversified Inc. and CSI Aviation, Inc.

10.10*+†	Sale and Purchase Agreement, dated December 10, 2025, between Harbor Diversified, Inc. and CSI Aviation, Inc.

10.11*+†	Sale and Purchase Agreement, dated December 15, 2025, between Harbor Diversified, Inc. and UMB Bank as Trustee for Associated Lease and Finance Group, LLC

14.1	Code of Business Conduct and Ethics for Senior Financial Officers.	10-K	001-34584	14.1	October 24, 2024

19.1	Trading Restriction Policy	10-K	001-34584	19.1	July 10, 2020

21.1*	List of Subsidiaries of Harbor Diversified, Inc.

24.1*	Power of Attorney (included on the signature page hereto).

INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	—	—

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

HARBOR DIVERSIFIED, INC.

Date: April 8, 2026	By:	/s/ Christine R. Deister
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

Signature	Title	Date

/s/ Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. (Principal Executive Officer)	April 8, 2026
Christine R. Deister

/s/ Gregg Garvey	Executive Vice President, Chief Financial Officer, and Treasurer, Harbor Diversified, Inc. (Principal Financial and Accounting Officer)	April 8, 2026
Gregg Garvey

/s/ Richard A. Bartlett	Director, Harbor Diversified, Inc.	April 8, 2026
Richard A. Bartlett

/s/ Nolan Bederman	Director, Harbor Diversified, Inc.	April 8, 2026
Nolan Bederman

/s/ Kevin J. Degen	Director, Harbor Diversified, Inc.	April 8, 2026
Kevin J. Degan