Form 10-Q
period 2025-06-30
HARBOR DIVERSIFIED, INC.
filed 2026-06-26
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-34584
____________________
HARBOR DIVERSIFIED, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	13-3697002
(State of incorporation)	(I.R.S. Employer Identification No.)

5601 W Grande Market Drive, Suite C Appleton, WI	54913
(Address of principal executive offices)	(Zip Code)
(920) 862-8370
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

As of June 25, 2026, the registrant had 58,429,836 shares of common stock, $0.01 par value per share, outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act.

** Explanatory Note: As previously disclosed on Forms 12b-25 filed with the Securities and Exchange Commission on December 10, 2025, April 1, 2026, and May 18, 2026, the registrant has not timely filed its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2025, and March 31, 2026, and its Annual Report on Form 10-K for the year ended December 31, 2025.

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our business and investment plans and strategies, trends impacting our business and industry, our consideration of strategic alternatives, liquidity and capital resources, and other business, financial and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements. If those assumptions are incorrect or incomplete, actual results may differ materially from those that we are currently expecting. Our actual results are subject to considerable risks and uncertainties, including without limitation:
•our ability to continue to satisfy the requirements of an exemption from the registration requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), and to manage our asset composition and strategy in compliance with such exemption;
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
•developments associated with fluctuations in the economy, including recession, reduced interest rates, increased inflation or geopolitical uncertainty;
•the negative impact of information technology security breaches and other such infrastructure disruptions on our business operations;
•the impact of new accounting pronouncements or updates to existing accounting standards; and
•other risks and uncertainties discussed in Part II, Item 1A, Risk Factors, in this Quarterly Report.
The forward-looking statements in this Quarterly Report are based on management’s plans as of the date of this filing, as well as estimates and expectations in light of information currently available to us, all of which are subject to uncertainty and changes in circumstances. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Part II, Item 1A, Risk Factors, in this Quarterly Report and in the other reports we file with the Securities and Exchange Commission (“SEC”).
Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of the existing risks or uncertainties materialize, should any of our current assumptions or estimates prove to be incorrect, or should new risks and uncertainties materialize as we navigate changes to the business over time, our actual results may be different from, and potentially materially worse than, what we may have expressed or implied by these forward-looking statements. Comparisons of results for any current or
(i)

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
(ii)

Part I. Financial Information
Item 1. Financial Statements
Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts and per share values)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,749	$14,952
Restricted cash	588	667
Marketable securities	94,122	97,018
Receivables, net	3,834	7,380
Sales lease receivable, net	432	470
Short-term restricted investments (SESP)	2,662	—
Spare parts and supplies, net	4,795	5,399
Contract costs	—	146
Prepaid expenses and other	1,532	1,891
Total Current Assets	119,714	127,923
Property and Equipment
Flight property and equipment	256,748	257,280
Ground property and equipment	8,872	8,858
Less accumulated depreciation and amortization	(222,864)	(217,938)
Net Property and Equipment	42,756	48,200
Long-Term Assets
Operating lease right-of-use asset	4,653	6,233
Intangibles	5,300	5,300
Long-term lease receivable, net	994	1,060
Long-term investments	4,275	4,275
Long-term restricted investments (SESP)	1,370	3,797
Other	7,654	7,662
Total Long-Term Assets	24,246	28,327
Total Assets	$186,716	$204,450
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,061	$13,557
Accrued payroll and employee benefits	6,786	12,415
Current portion of operating lease liability	1,697	2,934
Other accrued expenses	103	61
Contract liabilities, net	—	4,190
Short-term deferred compensation (SESP)	2,662	—
Income taxes payable	—	312
Total Current Liabilities	18,309	33,469
Long-Term Liabilities
Long-term promissory note	4,275	4,275
Deferred tax liability	513	557
Long-term operating lease liability	1,042	1,237
Long-term deferred compensation (SESP)	1,370	3,823
Other	1,798	2,278
Total Long-Term Liabilities	8,998	12,170
Total Liabilities	27,307	45,639
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 71,981,140 shares issued at June 30, 2025 and December 31, 2024, 58,429,836 shares outstanding at June 30, 2025 and 58,493,761 shares outstanding at December 31, 2024	720	720
Additional paid-in capital	285,573	285,573
Retained deficit	(105,250)	(105,894)
Treasury stock	(21,634)	(21,588)
Total Stockholders’ Equity	159,409	158,811
Total Liabilities and Stockholders’ Equity[1]	$186,716	$204,450
11As of March 31, 2024, the Series C Convertible Redeemable Preferred Stock was classified as Mezzanine Equity. For additional information, please refer to Note 9, Earning per Share and Equity.
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$3,021	$47,137	$63,262	$90,792
Contract services and other	5	2	7	4
Total Operating Revenues	3,026	47,139	63,269	90,796
Operating Expenses
Payroll and related costs	13,253	30,209	40,989	61,717
Aircraft fuel and oil	125	80	327	132
Aircraft maintenance, materials and repairs	1,383	15,196	11,975	27,314
Other rents	1,007	1,680	2,126	3,376
Depreciation, amortization and obsolescence	2,406	6,236	5,016	12,591
Purchased services and other	2,912	3,257	6,534	6,119
Total Operating Expenses	21,086	56,658	66,967	111,249
Loss from Operations	(18,060)	(9,519)	(3,698)	(20,453)
Other Income (Expense)
Interest and dividend income	903	905	1,714	1,660
Interest expense	(2)	(3)	(5)	(3)
Gain on marketable securities, Short-term restricted investments (SESP), and long-term restricted investments (SESP)	1,036	523	2,665	902
Other, net	(45)	(2)	(90)	(3)
Total Other Income	1,892	1,423	4,284	2,556
Net (Loss) Income Before Taxes	(16,168)	(8,096)	586	(17,897)
Income Tax Benefit	(331)	(245)	(58)	(479)
Net (Loss) Income	(15,837)	(7,851)	644	(17,418)
Preferred stock dividends	—	519	—	$985
Net (loss) income available to common stockholders	$(15,837)	$(8,370)	$644	$(18,403)

Basic (Loss) Income Per Share	$(0.27)	$(0.20)	$0.01	$(0.43)
Diluted (Loss) Income Per Share	$(0.27)	$(0.20)	$0.01	$(0.43)
Weighted average common shares:
Basic	58,429,836	42,817,146	58,441,753	42,852,742
Diluted	58,429,836	42,817,146	58,441,753	42,852,742
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Common Stock
	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	58,494	13,487	$720	$285,573	$(105,894)	$(21,588)	$158,811
Net income	—	—	—	—	644	—	644
Treasury stock purchases	(64)	64	—	—	—	(46)	(46)
Balance, June 30, 2025 (unaudited)	58,430	13,551	$720	$285,573	$(105,250)	$(21,634)	$159,409

	Common Stock
	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2025 (unaudited)	58,430	13,551	$720	$285,573	$(89,413)	$(21,634)	$175,246
Net loss	—	—	—	—	(15,837)	—	$(15,837)
Balance, June 30, 2025 (unaudited)	58,430	13,551	$720	$285,573	$(105,250)	$(21,634)	$159,409

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
Net loss	—	—	—	—	—	—	(17,418)	—	(17,418)
Preferred stock dividends	—	—	—	—	—	(985)	—	—	(985)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	(1,017)	1,017	—	—	—	(1,929)	(1,929)
Balance, June 30, 2024 (unaudited)	—	$—	58,609	13,372	$720	$285,680	$(106,137)	$(21,461)	$158,802

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2024 (unaudited)	4,000	$13,200	42,654	12,827	$555	$283,874	$(98,286)	$(20,524)	$165,619
Net loss	—	—	—	—	—	—	(7,851)	—	(7,851)
Preferred stock dividends	—	—	—	—	—	(519)	—	—	(519)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	(545)	545	—	—	—	(937)	(937)
Balance, June 30, 2024 (unaudited)	—	$—	58,609	13,372	$720	$285,680	$(106,137)	$(21,461)	$158,802
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2025	2024

	(unaudited)
Cash Flows from Operating Activities
Net income (loss)	$644	$(17,418)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation, amortization and obsolescence allowance	5,016	12,591
Amortization of engine overhauls	649	1,827
Deferred income taxes	(44)	(480)
Gain on disposition of property and equipment	(633)	(516)
Gain on marketable securities	(2,467)	(567)
Changes in operating assets and liabilities:
Receivables, net	3,546	2,127
Sales lease receivable	104	232
Spare parts and supplies	604	(900)
Prepaid expenses and other	367	(617)
Operating lease right-of-use asset	136	126
Accounts payable	(6,601)	4,137
Accrued payroll and employee benefits	(5,629)	1,835
Other accrued expenses	42	71
Contract liabilities	(4,190)	1,581
Income taxes payable	(312)	—
Other long-term liabilities	(480)	(221)
Net Cash (Used in) Provided by Operating Activities	(9,248)	3,808
Cash Flows from Investing Activities
Additions to property and equipment	(73)	(2,387)
Proceeds on disposition of property and equipment	748	628
Purchase of marketable securities and long-term restricted investments (SESP)	(1,349)	(1,149)
Sale of marketable securities and long-term restricted investments (SESP)	6,686	120
Net Cash Provided by (Used in) Investing Activities	6,012	(2,788)
Cash Flows from Financing Activities
Dividends paid on preferred stock	—	(985)
Series C stock redemption	—	(10,710)
Repurchased stock	(46)	(1,929)
Net Cash Used in Financing Activities	(46)	(13,624)
Decrease in Cash, Cash Equivalents and Restricted Cash	(3,282)	(12,604)
Cash, Cash Equivalents and Restricted Cash, beginning of period	15,619	21,531
Cash, Cash Equivalents and Restricted Cash, end of period	$12,337	$8,927
See accompanying condensed notes to unaudited condensed consolidated financial statements.
See Note 10 for supplemental cash flow information.

Harbor Diversified, Inc. and Subsidiaries Condensed Notes to Condensed Consolidated Financial Statements (in thousands, except shares and per share values) (Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Harbor Diversified, Inc. (“Harbor”) and its consolidated subsidiaries, which are collectively referred to in these condensed notes as the “Company”. The condensed consolidated financial statements have been prepared, without audit, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly, in all material respects, the financial condition and results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. All of the dollar and share amounts set forth in these condensed notes to the condensed consolidated financial statements are presented in thousands except share amounts and per share values.
Harbor is a non-operating holding company that is the parent of a consolidated group of wholly-owned subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which was the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which historically operated as a regional air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leased flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provided flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 8, 2025 (the “2024 Annual Report”). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.
Aviation Disposition
On January 9, 2026, Harbor completed the last in a series of transactions pursuant to which it disposed of all of its aviation assets, including its membership interests in Air Wisconsin (the completion of all such transactions, collectively, the “Aviation Disposition”) for which it received approximately $125,900, in the aggregate, subject to certain customary purchase price adjustments and the impact of required tax obligations. After giving effect to the Aviation Disposition, neither Harbor nor any of its remaining subsidiaries has any material operating assets or infrastructure to support an airline, provided that the Company did retain certain non-operating assets, which primarily relate to lease payments for a single aircraft, insurance claims, and state and federal tax refunds.
Harbor currently does not have any material operating assets, is not engaged in any operating business, and does not have any source of revenue from operations. For additional information, please refer to Note 13, Subsequent Events.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and transactions of Harbor and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.
Description of Operations
During the periods presented in this Quarterly Report, the Company had principal lines of business focused on (1) providing regional and other air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. However, on April 3, 2025, the American capacity purchase agreement was terminated. As part of the wind-down schedule delivered by American Airlines, Inc. (“American”) in connection with the termination of the capacity purchase agreement entered into between Air Wisconsin and American in August 2022 (“American capacity purchase agreement”), 15 aircraft were removed from service in March 2025, with the remaining aircraft removed from service for American on April 3, 2025. As of June 30, 2025, Air Wisconsin had no aircraft in service under the American capacity purchase agreement. Following the termination of the American capacity purchase agreement, Air Wisconsin no longer operated as a regional air carrier. In addition to charter operations discussed below that commenced in the fourth quarter of 2024, the Company explored alternative business strategies, including the sale and lease of assets. These efforts did not lead to sustainable operations or positive financial results and ultimately resulted in the Aviation Disposition.
In the fourth quarter of 2024, Air Wisconsin began offering on-demand charter service within the contiguous United States. This service was seasonal in nature with a significant portion of charter flights provided to collegiate athletic teams, whose seasons typically end in late spring or early summer and do not begin again until fall.
For additional information, please refer to Note 2, Capacity Purchase Agreement with American, and Note 13, Subsequent Events.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), who for the three and six months ended June 30, 2025, was the President and Chief Executive Officer of Air Wisconsin, in deciding how to allocate resources and assess operating performance. Under Accounting Standards Codification Topic 280, Segment Reporting, for the three and six months ended June 30, 2025, the Company had one reportable segment that was managed on a consolidated basis, which provided scheduled flight services for American under the American capacity purchase agreement and on-demand charter service within the contiguous United States and Canada.
Our CODM evaluated the Company's financial information and resources on a consolidated net income basis. Significant expenses that are regularly provided to the CODM for the Company's one reportable segment are presented on the consolidated statements of operations and are included within the reported measure of consolidated Net income. Additionally, the measure of segment assets is reported on the consolidated balance sheets as Total assets.
Contract Revenues
For the three and six months ended June 30, 2025, approximately 46.3% and 86.1%, respectively, of the Company’s Total operating revenues were derived from operations associated with the American capacity purchase agreement. For the three and six months ended June 30, 2024, approximately 100.0% of the Company's Total operating revenues were derived from operations associated with the American capacity purchase agreement.
In performing an analysis of the American capacity purchase agreement within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that a portion of the payments it received under the American capacity purchase agreement that was designated to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” was considered lease revenue. All other revenue received by Air Wisconsin under the American capacity purchase agreement was considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, the Company determined the non-lease component to be the predominant component of the American capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement was accounted for under ASC 606.
Because Air Wisconsin's flights were distinct services that had the same pattern of transfer to the customer, which were satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services promised pursuant to the American capacity purchase agreement represented a series of services that were accounted for as a single performance obligation. Therefore, contract revenues were recognized when service was provided and the performance obligation was met on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
Under the American capacity purchase agreement Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. During the three and six months ended June 30, 2025, Air Wisconsin received $428 and $17,946, respectively, related to flying based on block hours and departures, compared to $23,266 and $43,498 for the three and six months ended June 30, 2024, respectively. The American capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. In November 2024, Air Wisconsin and American entered into Amendment No. 4 to the American capacity purchase agreement (“Amendment No. 4”) which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of each of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations were made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin.
Prior to the termination of the American capacity purchase agreement, American made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. The provisional cash payments were subsequently reconciled with American based on actual completed flight activity. As of June 30, 2025 and December 31, 2024, American owed Air Wisconsin $0 and $3,395, respectively, which is recorded in Receivables, net, in the condensed consolidated balance sheets. As of the date of this filing, all payments under the American capacity purchase agreement have been reconciled.
Air Wisconsin was eligible under the American capacity purchase agreement, as amended by Amendment No. 4, to receive bonus payments, and was required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month or quarter, Air Wisconsin calculated the bonus amounts achieved, or rebates payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. For the three and six months ended June 30, 2025, Air Wisconsin recorded $0 and $4,500, respectively, in incentive amounts under the American capacity purchase agreement. For the three and six months ended June 30, 2024, Air Wisconsin recorded $606 and $654, respectively, in net rebate amounts payable under the American capacity purchase agreement.
Under the American capacity purchase agreement, as amended by Amendment No. 4, Air Wisconsin was entitled to receive from American a fixed daily amount for each aircraft covered under the agreement. Because the fixed daily amounts for each aircraft covered under the agreement were specifically related to the performance obligation completed during the period, they were recognized in contract revenues in the period in which the applicable flights were completed. During the three and six months ended June 30, 2025, Air Wisconsin recorded $591 and $16,029, respectively, of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the condensed consolidated statements of operations, compared to $21,526 and $42,117, respectively, of fixed daily revenues recorded under the agreement for the three and six months ended June 30, 2024.
Under the American capacity purchase agreement, Air Wisconsin was also entitled to be reimbursed for certain startup costs, such as livery changes to the aircraft, to prepare the aircraft for American flight services that it recognized as non-refundable upfront fee revenue. As of June 30, 2025, Air Wisconsin had incurred $3,998 in reimbursable costs. In accordance with GAAP, the Company recognized revenue related to the total estimated non-refundable upfront fee revenue on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2025, Air Wisconsin recognized $19 and $753, respectively, of non-refundable upfront fee revenues that were previously deferred compared to $181 and $342 for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, Air Wisconsin deferred $0, and $753, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement were adjusted over the remaining contract term, based on the actual expenses incurred that were reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of June 30, 2025 there were no longer any deferred upfront fee revenues due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, deferred non-refundable upfront fee revenues in the amount of $753 were netted as part of Contract liabilities, net in the condensed consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin also received a monthly support fee and was reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 (“Amendment No. 1” and “Amendment No. 3”, respectively) provided for a one-time payment, as well as revised compensation rates, to assist Air Wisconsin with pilot compensation and retention. Amendment No. 4 provided payment for a fixed number of aircraft through the term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2025, Air Wisconsin recognized $73 and $2,998 of revenue related to these revenue streams compared to $1,886 and $3,805 for the three and six months ended June 30, 2024. As of June 30, 2025 there were no longer any deferred revenues related to monthly support fees, the one-time pilot compensation assistance payment, or reimbursed heavy maintenance expenses. As of December 31, 2024 revenues related to the anticipated heavy maintenance reimbursements, one-time pilot compensation assistance payment and monthly support fee in the amounts of $2,689 were netted as part of Contract liabilities, net in the condensed consolidated balance sheets. Air Wisconsin’s Contract liabilities, net related to the heavy maintenance revenue, one-time pilot compensation assistance payment, and monthly support fee were adjusted over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights that were completed in subsequent periods during the remaining term of the agreement.
Under the American capacity purchase agreement, Air Wisconsin was eligible to receive a block hour minimum and fixed daily amount for aircraft when flying scheduled by American did not meet minimum thresholds based on Air Wisconsin's crew availability (“block hour and crew availability minimums”). Since the start of flying under the American capacity purchase agreement in March 2023, in all periods prior to March 31, 2024, American had met such minimum thresholds and thus no minimum payments were received. Under Amendment No. 4, for the three and six months ended June 30, 2025, Air Wisconsin received $0 and $362, respectively, related to the block hour and crew availability minimums. During the three months ended June 30, 2024, Air Wisconsin received $484 related to minimum crew availability and estimated that it would receive an additional $2,387 over the remaining term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the total block hour and crew availability minimums on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and six months ended June 30, 2025, Air Wisconsin recognized $69 and $2,820 of revenues for block hour and crew availability minimums compared to $326 for both the three and six months ended June 30, 2024. As of June 30, 2025 there were no longer any deferred upfront fee revenues due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, revenues related to the block hour and crew availability minimums in the amounts of $2,458 were netted as part of Contract liabilities, net in the consolidated balance sheets. Air Wisconsin’s block hour and crew availability minimums that were netted as part of Contract liabilities, net on the consolidated balance sheets were adjusted over the remaining contract term, based on the actual revenues that were received and recognized based on the number of flights that were completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remainder of the term of the agreement.
Air Wisconsin received an incentive payment upon the execution of Amendment No. 4. Additionally, Air Wisconsin received an incentive payment related to the wind-down of the American capacity purchase agreement in conjunction with the final payment owed to Air Wisconsin by American following the termination of the American capacity purchase agreement. The Company recognized revenue from such incentive payments proportionately over the departures actually completed and expected to be completed during the remainder of the term of the American capacity purchase agreement. For the three and six months ended June 30, 2025, the Company recognized $105 and $4,301, respectively, of revenues for such incentive payments. As of June 30, 2025 there were no longer any deferred incentive revenues related to Amendment No. 4 due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, revenues related to the Amendment No. 4 incentive payments in the amount of $3,301 were netted as part of Contract liabilities, net in the consolidated balance sheets and were adjusted over the remaining contract term in proportion to the number of flights completed in the period relative to the number of flights that were expected to be completed over the remaining term of the American capacity purchase agreement.
Additionally, Amendment No. 4 modified the total number of aircraft under the American capacity purchase agreement for which Air Wisconsin received a fixed daily amount per aircraft per day (“fixed aircraft payment”) for periods beginning in October 2024 through the end of the term of the American capacity purchase agreement. During the three and six months ended June 30, 2025, Air Wisconsin received $0 and $9,496, respectively, related to the fixed aircraft payment. In accordance with GAAP, the Company recognized revenue related to the fixed aircraft payments on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed during the remaining term of the American capacity purchase agreement. Accordingly, during the three and six months ended June 30, 2025, Air Wisconsin recognized $109 and $4,486, respectively, of revenues related to the fixed aircraft payments compared to $0 for the three and six months ended June 30, 2024. As of June 30, 2025 there were no longer any fixed aircraft payments that were deferred due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, revenues related to the fixed aircraft payments in the amounts of $109 were netted as part of Contract liabilities, net in the consolidated balance sheets. Air Wisconsin’s fixed aircraft payment revenues were netted as part of Contract liabilities, net on the consolidated balance sheets were adjusted over the remaining contract term in proportion to the number of flights that were completed in the period relative to the number of flights that were expected to be completed over the remaining term of the American capacity purchase agreement.
During the three and six months ended June 30, 2025 there were $636 and $4,190, respectively, of revenues recognized that were previously recorded as Contract liabilities, net as of December 31, 2024. For the three and six months ended June 30, 2024, there were $181 and $342, respectively, of revenues recognized that were previously recorded as Contract liabilities, net related to the American capacity purchase agreement.
On January 3, 2025, American delivered notice to Air Wisconsin of its election to terminate the American capacity purchase agreement. The agreement terminated on April 3, 2025, and contract revenues have not been recorded under that agreement since then.
In the fourth quarter of 2024 we began on-demand charter service. Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer where such fare was calculated based on anticipated costs, including fuel and oil, landing fees, passenger screening fees, etc. As many of such costs were estimated, contracts included reconciliation language, however, under some circumstances such costs were borne by Air Wisconsin. The performance obligation was met and revenue was recognized upon completion of the flight. For the three and six months ended June 30, 2025, charter revenues were $1,620 and $8,805, respectively, representing 53.5% and 13.9%, respectively, of Total operating revenues. As of June 30, 2025, the Company had no contract liability outstanding with respect to charter service and had $764 recorded as part of Receivables, net on the consolidated balance sheets. There were no credit losses recorded with respect to the charter services during the three months ended June 30, 2025, nor did the Company expect any such credit losses in the future since the expected revenues are deposited in an escrow account prior to any such flights.
Cash and Cash Equivalents
Money market funds, investments and deposits with an original maturity of three months or less when acquired are considered cash and cash equivalents.
Receivables, net
As of June 30, 2025 and December 31, 2024, the Company had a Receivables, net balance of $3,834 and $7,380, respectively. The table below sets forth the major categories that make up the balances as of the dates presented:

	June 30, 2025	December 31, 2024
Trade receivables	$764	$4,030
Insurance and warranty claim receivables	2,044	1,985
Federal and state tax receivables	147	680
Other industry related receivables	883	690
Allowance for expected credit losses	(4)	(5)
Receivables, net	$3,834	$7,380
Other industry related receivables include employee receivables related to such items as uniforms and relocation expenses, transactions with unions, and credits from vendors. The balance of trade receivables was $1,187 as of December 31, 2023 and $1,197 as of June 30, 2024.
Allowance for Credit Losses
The Company monitors publicly available credit ratings for entities for which the Company has a significant credit balance. The Company determined that its receivables, as of June 30, 2025, were primarily the result of its charter operations, insurance-related receivables and income tax refunds. The Company determined that its receivables, as of December 31, 2024, were primarily the result of its relationship with American, charter operations, insurance-related receivables and income tax refunds. These receivables were payable by governmental entities or companies the Company believes to be credit-worthy. Payments for charter services were placed in escrow prior to the flights occurring. Accordingly, the Company has not recorded an allowance for credit losses related to these receivables.
The Company maintains, an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $4 and $5 as of June 30, 2025 and December 31, 2024, respectively.
Marketable Securities, Short-term Restricted Investments (SESP) and Long-term Restricted Investments (SESP)
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) in the condensed consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the three and six months ended June 30, 2025 included in the condensed consolidated statements of operations. For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
As of June 30, 2025 and December 31, 2024, the fair value of Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) were $98,154 and $100,815, respectively.
The calculation of net unrealized gains and losses that related to Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) held as of June 30, 2025, and the calculation of net unrealized gains and losses that related to Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) held as of June 30, 2024 was as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Unrealized gains recognized during the period on equity securities held as of the end of the period	$1,036	$2,665
Plus: Net gains (losses) recognized during the period on equity securities sold during the period[1]	—	—
Net gains recognized during the period on equity securities	$1,036	$2,665
The calculation of net unrealized gains and losses that relate to Marketable securities and Long-term restricted investments (SESP) held as of June 30, 2024 is as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Unrealized gains recognized during the period on equity securities held as of the end of the period	$523	$902
Plus: Net gains (losses) recognized during the period on equity securities sold during the period[2]	—	—
Net gains recognized during the period on equity securities	$523	$902
(1) (2)Although Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) were sold during the three and six months ended June 30, 2025 and June 30, 2024, any gains or losses resulting from such sales are immaterial due to the nature of the securities held and the fact that the securities have been marked to market as of the end of the prior reporting period.
Short-term restricted investments (SESP) and Long-term restricted investments (SESP) reflect the assets held in the supplemental executive savings plan (the “SESP”). The SESP was terminated on January 9, 2026, in connection with the

Aviation Disposition. For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Supplemental Executive Savings Plan (“SESP”).
Spare Parts and Supplies
Spare parts and supplies included an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provided for an allowance for obsolescence after considering a number of factors, including the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance was based on management estimates and was subject to change. Expendable parts were charged to expense at average cost when used. Expendable parts that were repairable were returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies were stated at average cost. The inventory allowance was $17,116 and $17,120 as of June 30, 2025 and December 31, 2024, respectively.
The Company, from time to time, consigned certain of its spare parts and supplies to third parties for sale. Title of any such parts or supplies remained with the Company until a sale was made. To the extent the Company did consign any such spare parts and supplies, it was not material to its inventory. The Company viewed the net carrying value of any consigned spare parts and supplies to be $0 for all periods presented due to its obsolescence reserve.
Contract Costs
Contract costs arose from the incremental costs incurred by Air Wisconsin to fulfill its obligations under the American capacity purchase agreement and included costs such as aircraft painting and aircraft reconfiguration. Contract costs were amortized under the capacity purchase agreement based on the completion of Air Wisconsin's performance obligation as measured by departures.
Air Wisconsin incurred certain contract costs (“fulfillment costs”) prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred as of June 30, 2025 and December 31, 2024 were $774. These costs were amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs that were expected to be amortized over the next one-year period were included in Contract costs in the condensed consolidated balance sheets.
For the three and six months ended June 30, 2025, Air Wisconsin recorded $4 and $146, respectively, of amortization expense related to fulfillment costs. For the three and six months ended June 30, 2024, Air Wisconsin recorded $28 and $55, respectively, of amortization expense related to fulfillment costs. These costs are included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section of the condensed consolidated statements of cash flows.
As of June 30, 2025, there were no longer contract costs related to the American capacity purchase agreement due to its termination on April 3, 2025. As of December 31, 2024, the Company recorded Contract costs incurred under the American capacity purchase agreement of $146 in the consolidated balance sheets.
Contract Assets and Liabilities
Contract assets arose from revenue earned for services provided under the American capacity purchase agreement that were not yet billable to American as of the respective dates of the condensed consolidated balance sheets. Contract liabilities arose from payments received in advance of services provided.
Contract assets and liabilities that were expected to be settled within the next one-year period were netted in the condensed consolidated balance sheets and included either in Contract assets, net or Contract liabilities, net. As of June 30, 2025, the Company recorded no Contract assets, net or Contract liabilities, net due to the termination of the American capacity purchase agreement on April 3, 2025. As of December 31, 2024, the Company recorded Contract liabilities, net of $4,190 related to the American capacity purchase agreement.
The table below sets forth the opening and closing balances of both current and non-current net contract (assets) and liabilities.

	Current	Non-current
Balance as of December 31, 2023	$100	$2,984
Amounts received, excluding amounts recognized as revenue	1,380	543
Revenues recognized included in opening contract balance	(342)	—
Reclassification between current and non-current	(364)	364
Balance as of June 30, 2024	$774	$3,891

Balance as of December 31, 2024	$4,190	$—
Amounts received, excluding amounts recognized as revenue	11,168	—
Revenues recognized included in opening contract balance	(15,358)	—
Balance as of June 30, 2025	$—	$—
Property and Equipment
As of June 30, 2025, Air Wisconsin owned 61 CRJ-200 regional jets.
The table below sets forth the original cost of the Company’s property and equipment and accumulated depreciation or amortization as of the dates presented.

	June 30, 2025		December 31, 2024
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$65,098	$56,577	$65,480	$55,544
Spare engines	157,996	138,947	157,997	135,278
Rotable parts	29,688	19,276	29,823	19,223
Ground equipment	2,952	2,556	2,953	2,466
Office equipment	4,782	4,596	4,782	4,547
Leasehold improvements	1,137	912	1,123	880
Total	$261,653	$222,864	$262,158	$217,938
The table excludes construction in process of $3,967 as of June 30, 2025 and $3,980 as of December 31, 2024. Construction in process primarily relates to the cost of parts that are not depreciated until the parts are placed into service.
The Company operated its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance was expensed when incurred. However, the Company used the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs were amortized over the estimated useful life measured in engine cycles remaining until the next scheduled major maintenance activity. Lotus’ engine maintenance costs were expensed when incurred.
Depreciation expense during the three and six months ended June 30, 2025 was $2,392 and $4,849, respectively, compared to $6,198 and $12,525 for the three and six months ended June 30, 2024, respectively, and is included in Depreciation, amortization and obsolescence in the condensed consolidated statements of operations. Gains from the disposals of fixed assets for both the three and six months ended June 30, 2025 were $633, compared to $512 and $516, respectively, for the three and six months ended June 30, 2024, and are included in Purchased services and other in the condensed consolidated statements of operations.

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets
The Company evaluates long-lived assets and indefinite-lived intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.
When considering whether an impairment of long-lived assets exists, the Company is required to group similar assets together at the lowest level for which identifiable cash flows for such assets are largely independent of the cash flows of other assets and liabilities. The Company determined that because there is only one operating segment, similar revenue contracts each resulting from airline operations, and one aircraft type, the asset group was at the enterprise level and as such, performed an assessment of all assets and liabilities of the Company.
The Company determined that indicators of impairment existed cumulatively through the twelve months ended December 31, 2024 and thus performed a quantitative test for impairment. Based on an analysis of the fair market value of its assets, the Company determined that an impairment charge was not required as of December 31, 2024.
The Company determined that the same indicators of impairment that existed during the twelve months ended December 31, 2024 continued to exist with respect to its long-lived assets during the three and six months ended June 30, 2025, requiring the Company to perform a quantitative test for impairment. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment continued to be applicable over the three and six months ended June 30, 2025, primarily as a result of the termination of the American capacity purchase agreement on April 3, 2025, combined with the negative trends in prior periods related to lower aircraft usage and operating and cash flow losses existing as of December 31, 2024. However, based on an analysis of the fair market value of its long-lived assets, the Company determined that an impairment charge was not required as of June 30, 2025.
The Company further concluded that its indefinite lived intangible assets continued to be indefinite lived intangible assets as of June 30, 2025 and that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of June 30, 2025 with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of June 30, 2025. As a result, the Company determined that the indefinite-lived intangible assets were not impaired. Although the Company continued to monitor for impairment as a result of the termination of the American capacity purchase agreement on April 3, 2025, the sale of certain assets in 2025 and the completion of the Aviation Disposition provided further validation that an impairment charge was not necessary. For additional information, please refer to Note 13, Subsequent Events.
Supplemental Executive Savings Plan (“SESP”)
The Company maintained the SESP for the benefit of certain executives. The SESP offered deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. At the end of each year, the Company accrued a long-term deferred compensation liability for contributions earned during that year that were contributed to the SESP in January of the successive year. Assets acquired within the plan were recorded as Long-term restricted investments (SESP) and an offsetting liability was recorded as Long-term deferred compensation (SESP) in the condensed consolidated balance sheets. Due to the resignation of certain employees, a portion of the SESP assets and liabilities have been classified as short-term as of June 30, 2025. Any increases or decreases in plan assets due to changes in market value were recorded as a Gain on Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP), with an offsetting entry made to Payroll and related costs in the condensed consolidated statements of operations. This results in no impact on net income before taxes. The values of Short-term restricted investments (SESP), Long-term restricted investments (SESP), Short-term deferred compensation (SESP) liability, and Long-term deferred compensation (SESP) liability associated with the SESP were adjusted quarterly to reflect changes in market value.
In January 2025, the Company made a contribution to the SESP in the amount of $26 compared to a contribution of $22 in January 2024. For the three and six months ended June 30, 2025 the Company recorded $346 and $198, respectively, in Gain on Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) and $7 and $13, respectively, of interest and dividend income, with an offsetting entry made to Payroll and related costs. For the three and six months ended June 30, 2024, the Company recorded $74 and $334, respectively, in Gain (loss) on Marketable securities and Long-term restricted investments (SESP) and $7 and $12, respectively, of interest and dividend income, with an offsetting entry made to Payroll and related costs.
As of June 30, 2025 and December 31, 2024, Short-term restricted investments (SESP) were $2,662 and $—, respectively, Long-term restricted investments (SESP) were $1,370 and $3,797, respectively, Short-term deferred compensation (SESP) liabilities were $2,662 and $—, respectively, and Long-term deferred compensation (SESP) liabilities were $1,370 and $3,823, respectively, in the condensed consolidated balance sheets.
Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the condensed consolidated balance sheets. Other assets is made up of the items presented in the table below.

	June 30, 2025	December 31, 2024
Expected state tax refunds from 2021 and 2022 amended returns	$253	$253
Expected federal refunds	6,527	6,527
Workers compensation loss fund	796	804
Long-term deposits	78	78
Other assets	$7,654	$7,662
Interest and Dividend Income
The Company records investment income earned on its cash equivalents and marketable securities, consisting primarily of interest and dividends, in Interest and dividend income in the condensed consolidated statements of operations. For the three and six months ended June 30, 2025, interest income amounted to $57 and $163, respectively, while dividend income amounted to $846 and $1,551, respectively. For the three and six months ended June 30, 2024, interest income amounted to $94 and $184, respectively, and dividend income amounted to $811 and $1,476, respectively.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2021. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2020. As of June 30, 2025, the Company had no outstanding tax examinations except for the routine review of the Company's 2022 amended federal income tax return by the Internal Revenue Service and the Joint Committee on taxation.

Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. As of June 30, 2025 and December 31, 2024, in addition to cash and cash equivalents of $11,749 and $14,952, respectively, the Company had $588 and $667, respectively, in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. Air Wisconsin's obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Air Wisconsin has historically faced considerable customer concentration of risk. Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Approximately 46.3% and 86.1% of the Company's consolidated revenues for the three and six months ended June 30, 2025 were derived from the American capacity purchase agreement compared to approximately 100.0% for the both the three and six months ended June 30, 2024. As of June 30, 2025 none of the Receivables, net balance in the consolidated balance sheets was derived from the American capacity purchase agreement compared to 46.0% as of December 31, 2024. The American capacity purchase agreement terminated effective April 3, 2025.
In the fourth quarter of 2024, Air Wisconsin began on demand charter service. Although certain of its customers represented more than 10% of the Company's total revenue during the three and six months ended June 30, 2025, all payments due to Air Wisconsin were pre-paid and held in escrow until completion of the flights.
American's obligations to pay Air Wisconsin the amounts required to be paid under the American capacity purchase agreement were not collateralized.
For additional information, please refer to Note 2, Capacity Purchase Agreement with American.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, long-lived assets, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and other factors management believes to be reasonable, including an assessment of current and anticipated future macroeconomic conditions, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. To the extent there are differences between these estimated and actual results, it may result in material effects on the Company’s financial condition, results of operations and liquidity.
Fair Value of Financial Instruments
The Company’s financial instruments include Cash and cash equivalents, Restricted cash, Marketable securities, Short-term restricted investments (SESP), Long-term restricted investments (SESP), Receivables, net, Long-term investments, Accounts payable, and Long-term promissory note. The Company believes the carrying amounts of these financial instruments, with the exception of Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP), are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of the Long-term promissory note, because the Company also holds the promissory note evidencing such obligation, which is reflected in Long-term investments on the consolidated balance sheets. Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) are reported at fair value based on quoted market prices. Long-term investments are held-to-maturity debt securities and are reported at amortized cost. For additional information regarding the Long-term promissory note and Long-term investments, please refer to Note 4, Debt.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, which is otherwise referred to as an exit price. Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”) establishes a three-tier fair value hierarchy, which prioritizes inputs used in fair value. The tiers are as follows:
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
The tables below set forth the Company’s classification of Marketable securities, Long-term investments and Long-term restricted investments (SESP) as of the dates presented:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$90,959	$90,959	$—	$—
Marketable securities – mutual funds	3,163	3,163	—	—
Long-term investments – bonds (see Note 4)	4,275	—	4,275	—
Short-term restricted investments (SESP) - mutual funds	$2,662	2,662
Long-term restricted investments (SESP) - mutual funds	1,370	1,370	—	—
Total	$102,429	$98,154	$4,275	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$87,629	$87,629	$—	$—
Marketable securities – mutual funds	9,389	9,389	—	—
Long-term investments – bonds (see Note 4)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,797	3,797	—	—
Total	$105,090	$100,815	$4,275	$—
Recently Adopted Accounting Pronouncement
On January 1, 2024 the Company adopted the updates to ASU No. 2023-07, Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures. These updates are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, with the intention of enabling users of the financial statements to better understand the entity's measurement and assessment of segment performance and resource allocation. Upon adoption the guidance was applied retrospectively to all periods presented. Beyond enhanced disclosures, the adoption of this standard did not have an impact on the Company's consolidated financial statements.
Upcoming Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC Topic740) – Improvements to Income Tax Disclosures (“ASC 740”), which is intended to enhance the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. While the Company expects expanded disclosures in its Annual

Report on Form 10-K for the year ended December 31, 2025, it continues to evaluate the impact of adopting this new guidance on its consolidated financial statements and related disclosures. The Company does not plan to adopt ASU No. 2023-09 early.
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
2. Capacity Purchase Agreement with American
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. In February 2023 and November 2023, American and Air Wisconsin entered into Amendment No. 1 and Amendment No. 3, respectively, to the American capacity purchase agreement which, among other things, amended (i) the schedule of certain pass-through costs; (ii) the calculation and timing of certain compensation-related payments; (iii) the compensation rates and bonus and rebate reconciliation; and (iv) the period and payment of a fixed amount from American to Air Wisconsin for pilot compensation and retention. In November 2024, American and Air Wisconsin entered into Amendment No. 4 which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of each of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations were made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin.
On April 3, 2025. the American capacity purchase agreement terminated, and all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
For additional information, please refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues.
3. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2025 was 2.1% and (9.9)%, respectively, which varied from the federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and increases in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature, as well as decreases in the valuation allowances on federal and state deferred tax assets that are capital in nature. The changes in the valuation allowances were the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period, which impacts the effective tax rate and tax expense recognized during the period.
The Company’s effective tax rate for the three and six months ended June 30, 2024 was 3.0% and 2.7%, respectively, which varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature. This was partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the periods, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rates for the periods were significantly lower than the statutory rate of 21.0%. Substantial judgment is required in estimating the change in valuation allowances during the period, which impacts the effective tax rate and deferred tax benefit recognized during the periods.

4. Debt
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as Long-term investments in the condensed consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $1,968 and $2,084 as of June 30, 2025 and December 31, 2024, respectively.
5. Lease Obligations
The Company reviewed all contracts and service agreements in effect during the three months ended June 30, 2025 for criteria meeting the definition of a lease within the frameworks of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identified the separate lease and non-lease components within the contract. If the Company could benefit from the underlying asset individually or in conjunction with other readily available goods and resources, and the asset was not highly dependent upon nor highly interrelated with another underlying asset covered by the contract, the Company considered the underlying asset to be a separate lease component. In those instances where the Company identified a separate lease and non-lease component, consideration in the contract was allocated to the components based on their standalone selling prices. If standalone selling prices were not available, the Company estimated those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in Operating lease right-of-use assets, Current portion of operating lease liability, and Long-term operating lease liability in the condensed consolidated balance sheets. The creation of a right-of-use asset on the consolidated balance sheets is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin had operating leases with terms greater than twelve months for training simulators and facility space, including office space and maintenance facilities. The remaining lease terms for training simulators and facility space varied from six months to 8.5 years. For leases with terms of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with terms longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that were variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. The variable amounts were paid as invoiced according to the terms of the respective leases. Leasehold improvements were capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
Certain leases contained an option to extend or terminate the lease agreement. The Company evaluated each option prior to its expiration and would determine whether or not to exercise such option depending on conditions present at the time. At the inception of the lease, if it was reasonably certain that the Company would exercise an option to extend or terminate a lease, the Company considered the option in determining the classification and measurement of the lease. The Company historically expected that in the normal course of business operating leases that were going to expire would be renewed or replaced by other leases. Following the termination of the American capacity purchase agreement in April 2025, the Company exercised its right to terminate its leases in Dayton, Ohio and modified certain other leases at its Wisconsin-based facilities. The Company continued to review its lease obligations as it evaluated its alternative business strategies until the completion of the Aviation Disposition.
As of June 30, 2025, Operating lease right-of-use assets were $4,653, Current portion of operating lease liabilities was $1,697, and Long-term Operating lease liabilities were $1,042. During the six months ended June 30, 2025 and June 30, 2024, the Company paid $1,850 and $2,803, respectively, in operating lease payments, which are reflected as a reduction to operating cash flows. For additional information, please refer to Note 10, Supplemental Cash Flow Information.

The table below presents operating lease related terms and incremental borrowing rates as of:
`

June 30, 2025
Weighted-average remaining lease term	2.79 years
Weighted-average incremental borrowing rate	7.20%
Components of lease costs were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$956	$1,448	$1,959	$2,908
Short-term lease costs	12	74	40	163
Variable lease costs	39	158	127	305
Total Lease Costs	$1,007	$1,680	$2,126	$3,376
As of June 30, 2025, Air Wisconsin leased or subleased certain training simulators and facilities for terms greater than 12 months. Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of Air Wisconsin's leases required Air Wisconsin to reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. Rent expense recorded under all operating leases, inclusive of engine leases, was $1,007 and $2,126 for the three and six months ended June 30, 2025, respectively, compared to $1,680 and $3,376 for the three and six months ended June 30, 2024, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of June 30, 2025:

Fiscal Year	Amount
July 2025 through December 31, 2025	$1,440
2026	775
2027	335
2028	148
2029	79
Thereafter	239
Total lease payments	3,016
Less imputed interest	277
Total Lease Liabilities	$2,739
Following the Aviation Disposition, all operating leases held by Air Wisconsin remained with Air Wisconsin, and the Company does not have any material operating leases, with the exception of a single lease for office space located in Appleton, Wisconsin.
6. Commitments and Contingencies
Legal Proceedings

From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such legal proceedings, regulatory matters and other disputes or claims cannot be predicted with certainty, as of June 30, 2025, the Company believed that it was not a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the matters raised or the ultimate outcome, legal proceedings, regulatory matters, and other disputes or claims may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.

Prior to its termination, a dispute arose under a capacity purchase agreement (the “United capacity purchase agreement”) with United Airlines, Inc. (“United”) which was resolved by arbitration and the issuance of an award (the “United Arbitration Award”) in February 2024. The arbitrators denied Air Wisconsin’s claims that United owed it amounts under the United capacity purchase agreement and denied United’s claims that Air Wisconsin breached the agreement by terminating it and that Air Wisconsin owed it damages. As a result, neither party owed to the other party any amounts claimed in the arbitration.

The Company and certain of its officers and directors were named as defendants in several lawsuits relating to facts arising in connection with the restatement of its previously issued consolidated financial statement for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. One of those matters was a consolidated putative class action complaint captioned Toft v. Harbor Diversified, Inc., et al., No. 24-C-556 (E.D. Wisc. 2024) (the “Class Action”). On January 31, 2025, the court dismissed the operative complaint for failure to state a claim upon which relief could be granted. Defendants subsequently moved for sanctions under Rule 11 of the Federal Rules of Civil Procedure against the plaintiffs and their law firms, including the Rosen Law Firm. On December 3, 2025, the court granted the motion for sanctions with respect to the Rosen Law Firm, finding that its complaint against the Company was frivolous, and entered judgment in favor of the defendants. On May 14, 2026, the court ordered the Rosen Law Firm to pay approximately $287 in attorneys’ fees and costs as the award to the defendants for the Rule 11 violation.

In 2024, three stockholders each filed a stockholder derivative action against certain officers and directors of the Company alleging breach of fiduciary duty, among other claims, arising from allegations substantively similar to those raised in the Class Action. Two of those actions were consolidated in an action captioned In re Harbor Diversified, Inc. Shareholder Derivative Litigation, No. 24-C-903 (E.D. Wisc. 2024), and the other action is captioned Cooke v. Bartlett et. al., No. 24-934-MN (D. Del. 2024). Neither action substantively moved forward while the parties awaited a decision on the motion to dismiss in the Class Action. Following the dismissal of the Class Action, on March 12, 2026, the court entered a dismissal without prejudice in the Wisconsin consolidated action pursuant to the stipulation of the parties. The plaintiff in the Delaware action filed a notice of dismissal, which was entered by the court on March 25, 2026.

Treasury Payroll Support Program Audit
Beginning in April 2020, Air Wisconsin entered into a series of agreements with respect to payroll support from the U.S. Department of Treasury (“Treasury”) under a program provided by the Coronavirus Aid, Relief, and Economic Security Act. Under the first of those agreements, Air Wisconsin received approximately $42,185. In September 2020, the Treasury commenced a routine audit in connection with Air Wisconsin’s receipt of funds under that agreement. Although Treasury's review of payments made to Air Wisconsin may be ongoing, Air Wisconsin does not believe that it will be required to repay any amount to the Treasury.
Standby Letters of Credit
As of June 30, 2025, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $287 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of June 30, 2025, Air Wisconsin maintained a credit facility with a borrowing capacity of $290 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
7. Sales-type Lease
In December 2023, Air Wisconsin entered into a sales-type lease for one of its aircraft that was previously treated as an operating lease since September 2022. The term of the sales-type lease is for 36 months, with monthly payments of $64 commencing in December 2023 and ending in November 2026. If the Lessee is not in default at the end of the lease term, the Lessee may purchase the aircraft for a minimal amount at that time. Air Wisconsin did not provide a residual value guarantee as part of the sales-type lease.
The Accounting Standards Update No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC 326”) requires assessment of the net investment in the lease as of the commencement date.

Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the initial net investment in the lease to be $2,132. The Company monitors publicly available information regarding the credit-worthiness of the non-U.S. governmental agency in custody of the aircraft and the aircraft serves as collateral for the sales-type lease. Management determined that a credit loss reserve of $289 and $333 was appropriate under ASC 326 as of June 30, 2025 and December 31, 2024, respectively. The change in the credit loss reserve for the three and six months ended June 30, 2025 of $(30) and $(44), respectively, reflects payments received and any changes in the publicly available credit-worthiness of the non-U.S. governmental agency in custody of the aircraft. Management also added $18 and $19 of interest accrued to the carrying value of the sales lease receivable under the sales-type lease as of June 30, 2025 and December 31, 2024, respectively. The net sales lease receivable was $1,426 and $1,530 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the net investment in the lease, net of the credit loss reserves, are labeled as Sales lease receivable, net in the consolidated balance sheets as $432 and $470, respectively, which reflects the amount expected to be received over the next one-year period, and $994 and $1,060, respectively, for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the remaining term of the lease as of the respective dates of the consolidated balance sheets. For the three and six months ended June 30, 2025, the Company recorded $54 and $110, respectively, of interest income from the lease, compared to $76 and $133 for the three and six months ended June 30, 2024, respectively. The interest income is recorded in Interest and dividend income in the consolidated statements of operations.
Undiscounted cash flows expected over the term of the sales-type lease as of June 30, 2025 are as follows:

Fiscal Year or Portion:	Amount
July 2025 through December 2025	$387
2026	$1,544
Total expected cash flows	$1,931
Interest income	$(216)
Total sales lease receivable	$1,715
Less credit loss reserve	$289
Total sales lease receivable, net	$1,426

As June 30, 2025, neither Air Wisconsin nor Harbor had any other assets for which it was the lessor. Following the Aviation Disposition, the Company retained its right and interest in both the aircraft and lease, including any revenues derived therefrom. As of the date of filing of this Quarterly Report, the lessee is in default of the lease for non-payment of its lease obligation.
8. Related-Party Transactions
Resource Holdings
Resource Holdings Associates (“Resource Holdings”) is owned and controlled by individuals who are current or former directors, managers, and/or employees of the Company or its subsidiaries.
Resource Holdings provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $120 to Resource Holdings for the three and six month periods ended June 30, 2025 and June 30, 2024, respectively, plus the reimbursement of certain out-of-pocket expenses.
In June 2021, Harbor agreed to pay Resource Holdings an annual fee of $150, payable monthly, for financial advisory and management services, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $75 to Resource Holdings for the three and six month periods ended June 30, 2025 and June 30, 2024, respectively, plus the reimbursement of certain out-of-pocket expenses.
Southshore Aircraft Holdings
Southshore Aircraft Holdings, LLC (“Southshore”) is owned and controlled by individuals who are current or former directors, managers, and/or employees of the Company or its subsidiaries.

In January 2020, the Company completed an acquisition from Southshore of regional jets and engines, in exchange for the issuance of 4,000,000 shares of Harbor's Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”). On June 28, 2024, Southshore converted a portion of its Series C Preferred into 16,500,000 shares of Harbor's common stock with the remaining portion being redeemed for $10,710 .
For additional information, please refer to Note 9, Earnings Per Share and Equity.
9. Earnings Per Share and Equity
Calculations of net (loss) income per share of common stock were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(15,837)	$(7,851)	$644	$(17,418)
Preferred stock dividends	—	519	—	985
Net (loss) income applicable to common stockholders	$(15,837)	$(8,370)	$644	$(18,403)
Weighted average common shares outstanding
Shares used in calculating basic loss per share	58,429,836	42,817,146	58,441,753	42,852,742
Series C Preferred	—	—	—	—
Shares used in calculating diluted (loss) income per share	58,429,836	42,817,146	58,441,753	42,852,742
(Loss) income allocated to common stockholders per common share
Basic	$(0.27)	$(0.20)	$0.01	$(0.43)
Diluted	$(0.27)	$(0.20)	$0.01	$(0.43)
Basic (loss) earnings per share of common stock is computed by dividing the net (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
For the three and six months ended June 30, 2025, diluted (loss) earnings per share is computed on the same basis as there were no convertible securities outstanding. For the three and six months ended June 30, 2024, diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500,000 shares of common stock. Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion was not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.
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
Harbor accounted for its Series C Preferred in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which was subject to conditional redemption, was presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the condensed consolidated balance sheets.
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
Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion of the Series C Preferred was not assumed for purposes of computing diluted earnings per share for the period ended June 30, 2024.
On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred were outstanding as of June 30, 2025, and such shares did not have any impact on the calculation of diluted earnings per share as of that date. In addition, following the conversion no dividends were declared or paid on the Series C Preferred.
As all of the Series C Preferred was converted or redeemed as of June 28, 2024, mezzanine equity is no longer presented on the consolidated balance sheets after that date.
10. Supplemental Cash Flow Information
The following information is provided in support of the condensed consolidated statements of cash flows. Cash payments for interest for the six months ended June 30, 2025 and June 30, 2024 were $2 and $5, respectively. Net cash income tax (refunds) and payments for income taxes for the six months ended June 30, 2025 and June 30, 2024 were $(196) and $314, respectively.
The following table provides a schedule of the non-cash activities pertaining to the statements of cash flows for the three months ended:

	June 30, 2025	June 30, 2024
Operating activities
Gain on Short-term and Long-term restricted investments (SESP)	$209	$334
Short-term and Long-term deferred compensation (SESP)	209	343
Investing activities
Acquisition of property and equipment	110	266
Right-of-use assets acquired under operating leases	$870	$608
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of those same amounts shown on the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$11,749	$14,952
Restricted cash	588	667
Total cash, cash equivalents, and restricted cash	$12,337	$15,619

11. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	June 30, 2025	December 31, 2024
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
As a result of the Aviation Disposition, Harbor no longer has any ownership interest in the air carrier certificate or “Air Wisconsin Airlines LLC” and associated airline operations trade names (e.g., Air Wisconsin, AW, etc.).
12. Stock Repurchase Program
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
In January 2023, a federal corporate stock repurchase excise tax of 1.0% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $0 and $20 during the six months ended June 30, 2025 and as of December 31, 2024, respectively, which is included in the cost of Treasury stock in the condensed consolidated statements of stockholders’ equity. Harbor acquired a total of 0 and 63,925 shares of its common stock pursuant to the stock repurchase program for the three and six months ended June 30, 2025, respectively, compared to 545,092 and 1,017,560 shares for the three and six months ended June 30, 2024, respectively.
13. Subsequent Events
The Company evaluated its condensed consolidated financial statements for the three months ended June 30, 2025 for subsequent events through June 26, 2026, the date the condensed consolidated financial statements were issued. The following subsequent events are noted:
•On August 29, 2025, Air Wisconsin issued notices to all employees pursuant to the Worker Adjustment and Retraining Notification Act (“WARN”). No further workforce reductions were made pursuant to WARN and the notice period expired on December 31, 2025.
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
•In connection with the Aviation Disposition, Harbor's board of directors approved bonuses for certain officers and employees totaling, in the aggregate, approximately $4,300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). While certain of the following disclosures in this section are intended to capture the conditions existing as of and during the three and six months ended June 30, 2025, this discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, Risk Factors.
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
Because Harbor consolidated Air Wisconsin for financial statement purposes prior to the Aviation Disposition, for purposes of this Quarterly Report, disclosures relating to activities of Air Wisconsin also apply to Harbor, unless otherwise noted. Where reference is made only to Harbor Diversified, Inc. (such as when referring to the outstanding shares of common stock), it is referred to as “Harbor.” Where reference is made only to Air Wisconsin (such as where it is named specifically for its historical contractual obligations and operations), it is referred to as “Air Wisconsin.” Where reference is intended to include Harbor and its consolidated subsidiaries, they are jointly referred to as the “Company,” “we,” “us,” or “our.”
Unless otherwise indicated, the discussion below reflects our historical financial condition and results of operations for the three and six months ended June 30, 2025, during which Air Wisconsin conducted airline operations. Our business operations and financial condition following the Aviation Disposition are materially different from our historical operations and financial condition reflected in the periods presented, and historical results should not be viewed as indicative of future performance.
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
Historical Regional Airline Services and Supplemental Operations
Prior to the termination of the American capacity purchase agreement, our primary business strategy consisted of providing regional airline services under capacity purchase agreements with major airlines and certain other supplemental operations including charter flights. Following the termination of the American capacity purchase agreement and prior to the Aviation Disposition, we considered a number of alternative business strategies which are discussed below. As of June 30, 2025, Air Wisconsin owned a fleet of 61 CRJ-200 regional jets, all of which were manufactured by Bombardier, Inc. Following the Aviation Disposition, the Company has no material operating assets.

Charter Flights
In the fourth quarter of 2024, Air Wisconsin began offering on-demand charter service within the contiguous United States. This service was seasonal in nature with a significant portion of charter flights provided to collegiate athletic teams, whose seasons typically end late spring or early summer and do not resume until fall. Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer where such fare was calculated based on anticipated costs, including fuel and oil, landing fees, and passenger screening fees. As many of such costs were estimated, contracts included reconciliation language, however, under some circumstances such costs were borne by Air Wisconsin. With the wind-down of the American capacity purchase agreement commencing in the first quarter of 2025, Air Wisconsin increased its availability for its charter flights operations. For the three and six months ended June 30, 2025, charter revenues were $1.6 million and $8.8 million, respectively, representing 53.5% and 13.9%, respectively, of Contract revenues.
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), pursuant to which Air Wisconsin agreed to provide regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. The American capacity purchase agreement terminated on April 3, 2025. As of June 30, 2025, Air Wisconsin no longer had any aircraft operating in regional airline service. For the three and six months ended June 30, 2025, approximately 46.3% and 86.1%, respectively, of our operating revenues were derived from operations associated with the American capacity purchase agreement, compared to 100.0% for both the three and six months ended June 30, 2024.
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
For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Contract Revenues, Note 2, Capacity Purchase Agreement with American, and Note 13, Subsequent Events, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
Prior Dispute with United Airlines, Inc.
Prior to its termination, a dispute arose under the capacity purchase agreement between Air Wisconsin and United Airlines, Inc. (“United”) which was resolved by arbitration and the issuance of a decision and award in February 2024 (the “United Arbitration Award”). The United Arbitration Award held, among other things, that Air Wisconsin was not entitled to the payments from United that were at issue in the arbitration and denied United’s claim that Air Wisconsin breached the agreement by terminating it and its claim that Air Wisconsin owed it damages for the alleged wrongful termination. As a result, neither party owed to the other party any amounts claimed in the arbitration.
Federal and State Tax Refunds
We determined that, as a result of the United Arbitration Award, we would amend our 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to the disputed amounts. As a result, in previous periods we recorded federal and state tax assets of approximately $7.4 million in the aggregate related to the amendment of our 2021 and 2022 federal and state income tax returns. As of June 30, 2025, we had yet to receive $6.9 million related to the 2022 and 2021 amended tax returns. The Internal Revenue Service commenced a routine review of the Company's 2022 amended federal income tax return which is subject to further review by the Joint Committee on Taxation. We continue to pursue collection of these anticipated federal and state income tax refunds; however, the timing and receipt of such funds remain subject to review by the applicable taxing authorities.
The decrease in revenues and interest income also resulted in federal and state net operating losses as of December 31, 2022 and much of these losses remained as of December 31, 2024. While we established valuation allowances against our deferred tax assets beginning with the year ended December 31, 2022 and continuing through the year ended December 31, 2024, the federal and state net operating losses are available to reduce future taxable income.
For additional information, please refer to Note 3, Income Taxes, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
Net Operating Losses
The decrease in revenues and interest income, as a result of the United arbitration, also resulted in federal and state net operating losses as of December 31, 2022. We also incurred federal and state net operating losses for the years ended December 31, 2023 and December 31, 2024. We established valuation allowances against our deferred tax assets beginning with the year ended December 31, 2022 and continuing through the year ended December 31, 2024. Based on the net income for the three months ended June 30, 2025, we reduced our federal and state valuation allowances. However, after doing so a significant amount of federal and state net operating losses remained, and the Company continues to maintain a significant amount of valuation allowances on our federal and state net operating loss deferred tax assets. The federal and state net operating losses are available to reduce future taxable income. For additional information, please refer to Note 3, Income Taxes, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
Alternative Business Strategies
As discussed above, on January 3, 2025, American gave notice to Air Wisconsin of the termination of the American capacity purchase agreement, effective April 3, 2025. Given the dynamics in the airline industry, including the decision by multiple major airlines to eliminate from their fleets single class 50-seat aircraft, such as those owned by Air Wisconsin, the Company realized that it was unlikely Air Wisconsin would be able to enter into a new capacity purchase agreement with a major airline to provide regional airline service. In response, Air Wisconsin expanded its charter operations and explored the possibility of providing Essential Air Service Program (“EAS”) services and transitioning its prior relationship with American to a codeshare and interline relationship. Although our charter operations generated $8.8 million in revenue through the six months ended June 30, 2025, these efforts did not lead to sustainable operations. As discussed above, charter operations were seasonal with limited opportunities following the end of the collegiate athletic programs seasons.

In the second and third quarters of 2025, while Air Wisconsin continued to pursue charter operations, it also began exploring other strategic alternatives, including the sale of its business or of substantially all of its assets, either in one transaction or a series of multiple transactions. Management had discussions with several different parties and considered various proposals, some of which involved the acquisition of Air Wisconsin as a DOT-approved operating entity and others of which involved the acquisition of some of Air Wisconsin’s aircraft and engines. The primary factors Air Wisconsin considered in analyzing various proposals included anticipated deal consideration, legal structure, expected tax implications, regulatory timing and impacts, and certainty of closing. The strategic review process culminated in the Aviation Disposition.

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

Additionally, since our remaining assets are predominantly comprised of cash and cash equivalents, restricted cash and marketable securities, the Company could potentially be deemed an “investment company” pursuant to the Investment Company Act of 1940, as amended, and the rules promulgated thereunder (the “Investment Company Act”). Becoming an investment company would impose on the Company additional regulatory and disclosure requirements, compliance with which could be expensive and time-consuming. The Investment Company Act provides a number of exemptions, including a one-year safe harbor for companies that are seeking to acquire an operating business. The Company is availing itself of this exemption. If the Company is not able to meet the requirements of the exemption, it may be required to register as an investment company, seek the availability of a different exemption, or pursue an alternative strategy.

Reduction in Force

On January 10, 2025, Air Wisconsin announced the strategic transition of its operations following the termination of the American capacity purchase agreement. In connection with that transition, Air Wisconsin implemented a workforce reduction plan to re-balance its workforce to better align with that transition. On January 30, 2025, Air Wisconsin issued notices to all employees pursuant to the Worker Adjustment and Retraining Notification Act (“WARN”). On March 14, 2025, Air Wisconsin notified approximately 240 employees, consisting of 123 management employees, 100 pilots, and 13 dispatchers, that they would be furloughed or terminated effective March 31, 2025, or within a short period of time thereafter. On April 10, 2025, Air Wisconsin announced additional workforce reductions that affected approximately 400 additional employees that became effective on June 9, 2025, or a short period of time thereafter, and included the furlough of certain unionized employees. On August 29, 2025, Air Wisconsin issued new notices to all employees pursuant to WARN. No further workforce reductions were made pursuant to WARN and the notice period expired on December 31, 2025.

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
Economic Conditions, Challenges and Risks Impacting Financial Results
The general and specific factors and trends affecting our business and results of operations have not materially changed relative to the disclosure in the 2024 Annual Report. For additional information, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2024 Annual Report.
Results of Operations
The following discussion reflects Air Wisconsin's airline operations prior to the Aviation Disposition. Our business operations and financial condition following the termination of the American capacity purchase agreement and the Aviation Disposition are materially different from our historical business operations and financial condition, and historical results should not be viewed as indicative of future performance.

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
We had an operating loss of $18.1 million for the three months ended June 30, 2025, compared to an operating loss of $9.5 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, we had a net loss of $15.8 million compared to a net loss of $7.9 million for the three months ended June 30, 2024. With the American capacity purchase agreement terminating on April 3, 2025, the Company experienced a significant reduction in its operating revenues as it evaluated its alternative business strategies and focused its efforts on changes to its infrastructure to reflect a move away from its historical regional airline operations. This was a significant factor in the net loss for the three months ended June 30, 2025.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	4,914	200,040	(195,126)	(97.5)%
Actual Block Hours	673	19,993	(19,320)	(96.6)%
Actual Departures	421	14,524	(14,103)	(97.1%)
Revenue Passenger Miles (“RPMs”) (in thousands)	3,953	169,339	(165,386)	(97.7%)
Average Stage Length (in miles)	326	281	45	16.0%
Contract Revenue Per Available Seat Mile (in cents)	61.48¢	23.56¢	37.92 ¢	161.0%
Passengers	11,501	590,950	(579,449)	(98.1%)
The decrease in ASMs, block hours, departures, RPMs and passengers during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily due to the wind-down of operations under the American capacity purchase agreement. In early March 2025, Air Wisconsin withdrew 15 aircraft from service with American based on the wind-down schedule delivered with American's notice of termination of the American capacity purchase agreement. The balance of the aircraft were withdrawn from service with American upon the termination of the American capacity purchase agreement on April 3, 2025. The increase in average stage length for the three months ended June 30, 2025 was primarily the result of the termination of the American capacity purchase agreement on April 3, 2025, followed by longer routes flown in support of Air Wisconsin's on-demand charter service, when compared to the three months ended June 30, 2024 when there was only flying under the American capacity purchase agreement. During the three months ended June 30, 2025, the increase in contract revenue per available seat mile was primarily the result of contract revenues on a per departure basis being spread over shorter stage lengths, combined with higher contract rates provided for under Amendment No. 4 to the American capacity purchase agreement and higher contract rates related to charter operations.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Operating Revenues (in thousands):
Contract Revenues	$3,021	$47,137	$(44,116)	(93.6%)
Contract Services and Other	5	2	3	150.0%
Total Operating Revenues	$3,026	$47,139	$(44,113)	(93.6%)
Total operating revenues decreased $44.1 million, or 93.6%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the wind-down and termination of the American capacity purchase agreement on April 3, 2025. For additional information, please refer to Note 1, Summary of Significant Accounting Policies -- Contract Revenues, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$13,253	$30,209	$(16,956)	(56.1%)
Aircraft Fuel and Oil	125	80	45	56.3%
Aircraft Maintenance, Materials and Repairs	1,383	15,196	(13,813)	(90.9%)
Other Rents	1,007	1,680	(673)	(40.1%)
Depreciation, Amortization and Obsolescence	2,406	6,236	(3,830)	(61.4%)
Purchased Services and Other	2,912	3,257	(345)	(10.6%)
Total Operating Expenses	$21,086	$56,658	$(35,572)	(62.8%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs decreased $17.0 million, or 56.1%, to $13.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 primarily as a result of the wind-down and termination of the American capacity purchase agreement. The decrease was primarily driven by decreases of $8.0 million in pilot wages, $2.1 million in personnel expense, $1.3 million in management wages, $1.4 million in mechanic wages, $1.3 million in employee benefits, $1.1 million in payroll taxes, $0.9 million in management and union nonoperational pay, $0.6 million in flight attendant wages, and $0.2 million in dispatcher wages.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American capacity purchase agreement during the three months ended June 30, 2025 and June 30, 2024, were directly paid to suppliers by American. Fuel expense increased by an immaterial amount during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to ongoing charter operations, which were not associated with the American capacity purchase agreement. We were responsible for the cost of aircraft oil under the American capacity purchase agreement, although this expense was not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $13.8 million, or 90.9%, to $1.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily as a result of the termination of the American capacity purchase agreement, partially offset by costs associated with limited, ongoing charter operations. The decrease was primarily driven by decreases in airframe repairs of $9.6 million, materials used of $2.4 million, overhaul amortization of $1.0 million, net scraps of $0.3 million, freight of $0.3 million, and engine repairs of $0.2 million.
Other Rents. Other rents decreased $0.7 million, or 40.1%, to $1.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily as a result of a decrease in flight simulator rent of $0.5 million and facility rent of $0.1 million.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $3.8 million, or 61.4%, to $2.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This was primarily due to a $3.8 million decrease in flight property and equipment depreciation expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Purchased Services and Other. Purchased services and other expense decreased $0.3 million, or 10.6%, to $2.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was primarily driven by decreases of $0.2 million in expense related to uncollectible accounts, $0.2 million in insurance expense, and a $0.1 million increase in gains related to the sales of fixed assets, offset by an increase in legal expenses of $0.2 million.
Other Income (Expense)
Interest and Dividend Income. Interest and dividend income decreased by an immaterial amount and remained relatively unchanged for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Interest Expense. Interest expense was immaterial and remained relatively unchanged for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Gain (Loss) on Marketable Securities, Short-term Restricted Investments (SESP) and Long-Term Restricted Investments (SESP). Gain on marketable securities, short-term restricted investments (SESP), and long-term restricted investments (SESP) increased $0.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in the value of marketable securities of $0.2 million, and an increase in the value of short-term restricted investments (SESP) and long-term restricted investments (SESP) of $0.3 million.
Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Net Loss
Net loss for the three months ended June 30, 2025 was $15.8 million, or $0.27 per basic and diluted share, compared to net loss of $7.9 million, or $0.20 per basic and diluted share, for the three months ended June 30, 2024. For additional information, please refer to Note 9, Earnings Per Share and Equity, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
The increase in net loss for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily driven by a decrease in operating revenues of $44.1 million due to the wind-down and termination of the American capacity purchase agreement on April 3, 2025, combined with the ongoing costs of maintaining certain of our operations. The decrease in operating revenues was partially offset by a decrease in operating expenses of $35.6 million, also as a result of the termination of the American capacity purchase agreement. Following the termination of the American capacity purchase agreement, the Company focused its efforts on balancing a change in its infrastructure that reflected a move away from its historical regional airline operation with its evaluation of alternative business strategies that would require the Company to preserve certain of its operational capabilities. This led to higher ongoing costs than if the Company had decided to wind-down its airline operations completely.
Income Tax Benefit
For the three months ended June 30, 2025, our effective tax rate was 2.1%, compared to 3.0% for the three months ended June 30, 2024. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as changes in valuation allowances required on our deferred tax assets.
We recorded an income tax benefit of $0.3 million for the three months ended June 30, 2025 and an income tax benefit of $0.2 million for the three months ended June 30, 2024.
The income tax benefit for the three months ended June 30, 2025 resulted in an effective tax rate of 2.1%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses during the three month period ended June 30, 2025. The increase in the valuation allowances on deferred tax assets that are ordinary in nature was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and tax expense recognized during the period.
The income tax benefit for the three months ended June 30, 2024 resulted in an effective tax rate of 3.0%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.

For additional information, please refer to Note 3, Income Taxes, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
We had an operating loss of $3.7 million for the six months ended June 30, 2025, compared to an operating loss of $20.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, we had net income of $0.6 million compared to a net loss of $17.4 million for the six months ended June 30, 2024.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	141,778	376,056	(234,278)	(62.3%)
Actual Block Hours	16,363	37,750	(21,387)	(56.7%)
Actual Departures	11,616	27,204	(15,588)	(57.3%)
Revenue Passenger Miles (“RPMs”) (in thousands)	109,827	305,863	(196,036)	(64.1%)
Average Stage Length (in miles)	261	283	(22)	(7.8%)
Contract Revenue Per Available Seat Mile (in cents)	44.62¢	24.14¢	20.48 ¢	84.8%
Passengers	413,910	1,069,048	(655,138)	(61.3%)
The decrease in ASMs, block hours, departures, RPMs and passengers during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily due to the wind-down and termination of the American capacity purchase agreement. In early March 2025, Air Wisconsin withdrew 15 aircraft from service with American based on the wind-down schedule delivered with American's notice of termination of the American capacity purchase agreement. The balance of the aircraft were withdrawn from service with American upon the termination of the American capacity purchase agreement on April 3, 2025. The decrease in average stage length is the result of American scheduling Air Wisconsin's aircraft on shorter routes, which was partially offset by longer routes flown in support of Air Wisconsin's on-demand charter service during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. During the six months ended June 30, 2025, the increase in contract revenue per available seat mile was the result of contract revenues on a per departure basis being spread over shorter stage lengths, combined with higher contract rates provided for under Amendment No. 4 and on-demand charter services.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Operating Revenues (in thousands):
Contract Revenues	$63,262	$90,792	$(27,530)	(30.3%)
Contract Services and Other	7	4	3	75.0%
Total Operating Revenues	$63,269	$90,796	$(27,527)	(30.3%)
Total operating revenues decreased $27.5 million, or 30.3%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the wind-down and termination of the American capacity purchase agreement. For additional information, please refer to Note 1, Summary of Significant Accounting Policies -- Contract Revenues, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.

Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$40,989	$61,717	$(20,728)	(33.6%)
Aircraft Fuel and Oil	327	132	195	147.7%
Aircraft Maintenance, Materials and Repairs	11,975	27,314	(15,339)	(56.2%)
Other Rents	2,126	3,376	(1,250)	(37.0%)
Depreciation, Amortization and Obsolescence	5,016	12,591	(7,575)	(60.2%)
Purchased Services and Other	6,534	6,119	415	6.8%
Total Operating Expenses	$66,967	$111,249	$(44,282)	(39.8%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs decreased $20.7 million, or 33.6%, to $41.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily driven by decreases of $9.4 million in pilot wages, $2.3 million in employee benefits, $2.1 million in personnel expense, $2.0 million in management wage expense and other management wage expense, $1.7 million in mechanic wages, $1.2 million in payroll taxes, $1.0 million in management and union nonoperational pay, $0.6 million in flight attendant wages, and $0.2 million in dispatcher wages.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American capacity purchase agreement during the six months ended June 30, 2025 and June 30, 2024, were directly paid to suppliers by American. Fuel expense increased by approximately $0.2 million, or 147.7%, to $0.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to increased charter operations, which were not associated with the American capacity purchase agreement. We were responsible for the cost of aircraft oil under the American capacity purchase agreement, although this expense was not material.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $15.3 million, or 56.2%, to $12.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily as a result of reduced flying levels related to the wind-down in March 2025 and termination of the American capacity purchase agreement on April 3, 2025. The decrease was primarily driven by decreases in airframe repairs of $11.6 million, materials used of $2.1 million, overhaul amortization of $1.2 million, net scraps of $0.8 million, and freight of $0.3 million. These decreases were partially offset by an increase in engine repairs of $0.6 million.
Other Rents. Other rents decreased $1.3 million, or 37.0%, to $2.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of decreases in flight simulator rent of $1.1 million and building rents of $0.2 million.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $7.6 million, or 60.2%, to $5.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was primarily due to decreases of $7.5 million in flight property and equipment depreciation expense and $0.2 million in ground property equipment depreciation expense, offset by an increase of $0.1 million in the amortization of intangibles.
Purchased Services and Other. Purchased services and other expense increased $0.4 million, or 6.8%, to $6.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $0.5 million in legal expenses, $0.3 million in technology fees, and $0.2 million in professional and technical fees, which were offset by decreases in uncollectable accounts of $0.2 million, $0.2 million in insurance premiums, and $0.1 million in gains on the sales of fixed assets.

Other Income (Expense)
Interest and Dividend Income. Interest and dividend income increased by an immaterial amount and was relatively unchanged for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Gain (Loss) on Marketable Securities, Short-term restricted investments (SESP), and Long-Term Restricted Investments (SESP). Gain on marketable securities, short-term restricted investments (SESP), and long-term restricted investments (SESP) increased $1.8 million, or 195.5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in the value of marketable securities of $1.9 million, partially offset by a lower gain on short-term restricted investments (SESP) and long-term restricted investments (SESP) of $0.1 million.
Other, Net. Other income and expense was immaterial and relatively unchanged for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Net Income (Loss)
Net income for the six months ended June 30, 2025 was $0.6 million, or $0.01 per basic and diluted share, compared to net loss of $17.4 million, or $0.43 per basic and diluted share, for the six months ended June 30, 2024. For additional information, please refer to Note 9, Earnings Per Share and Equity, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
The change from a net loss to net income for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily driven by $7.2 million in charter revenues and an increase in revenues from the American capacity purchase agreement as a result of Amendment No. 4 to the American capacity purchase agreement (“Amendment No. 4”), combined with a reduction in expenses as the Company explored strategic alternatives as a result of the termination of the American capacity purchase agreement on April 3, 2025.
Income Tax Benefit
For the six months ended June 30, 2025, our effective tax rate was (9.9)%, compared to 2.7% for the six months ended June 30, 2024. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as changes in valuation allowances required on our deferred tax assets.
We recorded income tax benefit of $0.1 million and $0.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
The income tax benefit for the six months ended June 30, 2025 resulted in an effective tax rate of (9.9)%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and a decrease in the valuation allowances recorded against federal and state deferred tax assets that were capital in nature, partially offset by an increase in the valuation allowances on federal and state deferred tax assets that are ordinary in nature. The change in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and tax expense recognized during the period.
The income tax benefit for the six months ended June 30, 2024 resulted in an effective tax rate of 2.7%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the period, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and deferred tax benefit recognized during the period.

For additional information, please refer to Note 3, Income Taxes, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
Liquidity and Capital Resources
Termination of American Capacity Purchase Agreement
During the six months ended June 30, 2025 and June 30, 2024, our liquidity was primarily driven by Air Wisconsin's airline operations. For the six months ended June 30, 2025, Air Wisconsin's operations were impacted by the wind-down in March 2025 and termination on April 3, 2025 of the American capacity purchase agreement along with significant increases in seasonal on-demand charter services. Following the termination of the American capacity purchase agreement, the Company focused its efforts on balancing a change in its infrastructure that reflected a move away from its historical regional airline operation and its evaluation of alternative business strategies that would require the Company to preserve certain of its operational capabilities.
On January 9, 2026, we consummated the Aviation Disposition. As a result, we no longer conduct airline operations and our future liquidity is materially different from the historical operating periods discussed below.
Historical Sources and Uses of Liquidity
Historically, our principal sources of liquidity were our cash, cash equivalents, marketable securities balances, and Air Wisconsin’s cash flows from operations. As of June 30, 2025, our cash and cash equivalents balance was $11.7 million, and we held $94.1 million of marketable securities. For the six months ended June 30, 2025, cash used in operations was $9.2 million, and for the six months ended June 30, 2024, cash provided by operations was $3.8 million.
In January 2026, we received aggregate gross consideration of approximately $125.9 million as a result of the Aviation Disposition, subject to certain customary purchase price adjustments and the impact of required tax obligations. As a result, our primary sources of liquidity now consist of cash, cash equivalents, and marketable securities, and we no longer generate operating cash flows from airline activities.
Restricted Cash
As of June 30, 2025, in addition to cash and cash equivalents of $11.7 million, the Company had $0.6 million in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Historical Operating Expenses and Capital Expenditures
Historically, Air Wisconsin required cash to fund its operating expenses and working capital requirements, which included outlays for capital expenditures, labor, and maintenance costs. In the ordinary course of business, we would evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect changes in labor costs, projected demand for our flying services, required maintenance events and current market conditions. Our capital expenditures were typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the six months ended June 30, 2025, we incurred an immaterial amount in capital expenditures. Because the airline operations and related maintenance programs remained with Air Wisconsin after the Aviation Disposition, we do not anticipate incurring any airline-related operating expenses or capital expenditures going forward.
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
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$(9,248)	$3,808	$(13,056)	(342.9%)
Net cash provided by (used in) investing activities	6,012	(2,788)	8,800	(315.6%)
Net cash used in financing activities	$(46)	$(13,624)	$13,578	(99.7%)
Net Cash Provided by (Used in) Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $9.2 million. We had net income for the period of $0.6 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $5.7 million, receivables, net of $3.5 million, spare parts and supplies of $0.6 million, and prepaid expenses and other of $0.4 million, which were primarily offset by decreases in accounts payable of $6.6 million, accrued payroll and employee benefits of $5.6 million, contract liabilities of $4.2 million, other long-term liabilities of $0.5 million, income taxes payable of $0.3 million, and non-cash gain on marketable securities of $2.5 million.
During the six months ended June 30, 2024, net cash provided by operating activities was $3.8 million. We had a net loss for the period of $17.4 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $14.4 million, receivables, net of $2.1 million, accounts payable of $4.1 million, accrued payroll and employee benefits of $1.8 million, and contract liabilities of $1.6 million, which were offset by decreases in spare parts and supplies of $0.9 million, prepaid expenses and other of $0.6 million, deferred income taxes of $0.5 million, a non-cash gain on marketable securities of $0.6 million and a gain on the disposition of assets of $0.5 million.
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2025, our net cash provided by investing activities was $6.0 million, primarily from the sale of marketable securities of $6.7 million, and proceeds from the disposition of assets of $0.7 million, which was partially offset by $1.3 million for the purchase of marketable securities.
During the six months ended June 30, 2024, net cash used in investing activities was $2.8 million, of which approximately $2.4 million was for additions to property and equipment and $1.0 million was for the purchase of marketable securities. These amounts were offset by proceeds from the disposition of property and equipment of approximately $0.6 million.
Net Cash Used in Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities was an immaterial amount used to repurchase shares of Harbor's common stock.
During the six months ended June 30, 2024, net cash used in financing activities was $13.6 million, of which $10.7 million was used for the partial redemption of the Series C Preferred, $1.0 million was used to pay dividends on the Series C Preferred, and $1.9 million was used to repurchase shares of Harbor's common stock.

Commitments and Contractual Obligations
Operating Lease Obligations
As of June 30, 2025, Air Wisconsin had $3.0 million of operating lease obligations primarily related to certain training simulators and facilities.
The following table summarizes the future minimum lease payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of June 30, 2025:

Fiscal Year	Amount
July 2025 through December 31, 2025	$1,440
2026	775
2027	335
2028	148
2029	79
Thereafter	239
Total lease payments	$3,016
These operating leases remained with Air Wisconsin following the Aviation Disposition, and we do not expect to have ongoing airline-related lease commitments. Following the Aviation Disposition, we have a single lease for approximately 1,000 square feet of office space located in Appleton, Wisconsin.
For additional information, please refer to Note 5, Lease Obligations, in the notes to the audited consolidated financial statements in the 2024 Annual Report.
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
Harbor accounted for its Series C Preferred in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Based on the applicable accounting guidance, preferred stock that is conditionally redeemable was classified as temporary or “mezzanine” equity. Accordingly, the Series C Preferred, which was subject to conditional redemption, was presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the condensed consolidated balance sheets.
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
Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net income (loss) per share of common stock. However, conversion of the Series C Preferred was not assumed for purposes of computing diluted earnings per share for the period ended June 30, 2024.

On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred were outstanding as of June 30, 2025, and such shares did not have any impact on the calculation of diluted earnings per share as of that date. In addition, following the conversion no dividends were declared or paid on the Series C Preferred.
As all of the Series C Preferred was converted or redeemed as of June 28, 2024, mezzanine equity is no longer presented on the consolidated balance sheets after that date.
Debt and Credit Facilities
Payroll Support Program
Beginning in April 2020, Air Wisconsin entered into a series of agreements with respect to payroll support from the U.S. Department of Treasury (“Treasury”) under a program provided by the Coronavirus Aid, Relief, and Economic Security Act. Under the first of those agreements, Air Wisconsin received approximately $42,185. In September 2020, the Treasury commenced a routine audit in connection with Air Wisconsin’s receipt of funds under that agreement. Although Treasury's review of payments made to Air Wisconsin may be ongoing, Air Wisconsin does not believe that it will be required to repay any amount to the Treasury.
Maintenance Commitments
As of June 30, 2025, Air Wisconsin was party to a non-exclusive heavy maintenance services agreement for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin. Since the maintenance program and related agreements remained with Air Wisconsin following the Aviation Disposition, we do not anticipate incurring any ongoing airline maintenance costs.
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
For additional information, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, in the 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the information regarding market risk provided in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the 2024 Annual Report.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, as of June 30, 2025, the last day of the period covered by this Quarterly Report, our management, including our principal executive officer and our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as defined in Rule 15(d)-15(f) under the Exchange Act, described below.
Limitations on Effectiveness of Controls
Our management, including our principal executive officer and our principal financial and accounting officer, does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting, will prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures within the Company have been or will be detected. A control system, no matter how well designed or operated, can provide only reasonable assurance that the objectives of the system are met.
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

Material Weakness in Internal Control Over Financial Reporting
As disclosed in the 2024 Annual Report, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, and following extensive discussions among management, the Audit Committee, and our independent registered public accounting firm, as well as consultation between management and multiple additional accounting and legal advisors over a period of several months, we determined that the previously issued consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023, should no longer be relied upon and that such financial statements should be restated. As a result of this determination, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2023. As disclosed below, remediation efforts are ongoing.
The identified material weakness arose from our recognition of certain disputed amounts under the United capacity purchase agreement that were in dispute in the United arbitration. We previously recognized all of the disputed amounts, which we later determined, in consultation with knowledgeable third-party advisors, was inconsistent with the technical requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we determined that, contrary to the prior conclusion we reached in consultation with knowledgeable third-party advisors regarding the correct application of a complex standard to a complex agreement, we should have constrained a portion of the disputed amounts. This determination was based on additional guidance received from additional third-party advisors as to the manner in which ASC 606 should be applied to the recognition of revenue under the agreement, irrespective of the actual outcome of the dispute with United. This deficiency, related to our control over the application of ASC 606, led to a material error (as that concept is defined in the accounting guidance) in our previously issued consolidated financial statements, which in turn led to the restatement of those financial statements and the finding of a material weakness in our internal control over financial reporting as of December 31, 2023.
Remediation of Material Weakness
With the oversight of the Audit Committee, throughout the three months ended June 30, 2025, our management continued to implement additional measures intended to improve our internal control over financial reporting with the objective of remediating the material weakness identified above, including (i) enhancing our internal process for the review and interpretation of accounting guidance as it applies to our capacity purchase agreements, and (ii) engaging new or additional knowledgeable third-party advisors with relevant experience in analyzing accounting guidance as it applies to complex commercial agreements, including determining the appropriate accounting for revenue derived from our capacity purchase agreements.
While we believe our efforts improved our internal control over financial reporting, remediation of the identified material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we concluded that the identified material weakness had not been fully remediated as of June 30, 2025. We cannot provide assurance that the remediation efforts we are implementing will be sufficient to remediate the identified material weakness or to avoid potential future material weaknesses or significant deficiencies.
Changes in Internal Control Over Financial Reporting (Through June 30, 2025)
Except for the remediation measures discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such legal proceedings, regulatory matters and other disputes or claims cannot be predicted with certainty, as of June 30, 2025, the Company believed that it was not a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the matters raised or the ultimate outcome, legal proceedings, regulatory matters, and other disputes or claims may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
For additional information, please refer to Note 6, Commitments and Contingencies in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
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

After giving effect to the Aviation Disposition, we no longer have any material operating assets and, in particular, no longer face the risks associated with operating an airline. However, we continue to face risks and uncertainties. Please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which identifies the risks and uncertainties that could materially affect our business, financial condition, results of operations, liquidity, and prospects. The risk factors identified in the 2024 Annual Report are those we believe to be relevant to us from and after the date of this Quarterly Report. However, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business.

There have been no material changes to the risk factors impacting our business relative to those disclosed in the 2024 Annual Report.
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
During the three months ended June 30, 2025, Harbor did not repurchase any shares of its common stock pursuant to the stock repurchase program or otherwise.
No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

HARBOR DIVERSIFIED, INC.

Date: June 26, 2026	By:	/s/ Christine R. Deister
Christine R. Deister
Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: June 26, 2026	By:	/s/ Gregg Garvey
Gregg Garvey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)