Form 10-Q
period 2025-09-30
HARBOR DIVERSIFIED, INC.
filed 2026-06-26
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

** Explanatory Note: As previously disclosed on Forms 12b-25 filed with the Securities and Exchange Commission on April 1, 2026, and May 18, 2026, the registrant has not timely filed its Annual Report on Form 10-K for the year ended December 31, 2025, or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

1

HARBOR DIVERSIFIED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our business and investment plans and strategies, trends impacting our business and industry, our consideration of strategic alternatives, liquidity and capital resources, and other business, financial and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Quarterly Report. All of our forward-looking statements include assumptions underlying or relating to such statements. If those assumptions are incorrect or incomplete, actual results may differ materially from those that we are currently expecting. Our actual results are subject to considerable risks and uncertainties, including without limitation:
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
(ii)

Part I. Financial Information
Item 1. Financial Statements
Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts and per share values)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$17,241	$14,952
Restricted cash	589	667
Marketable securities	86,232	97,018
Receivables, net	8,921	7,380
Sales lease receivable, net	401	470
Short-term restricted investments (SESP)	2,808	—
Spare parts and supplies, net	4,692	5,399
Contract costs	—	146
Prepaid expenses and other	1,765	1,891
Total Current Assets	122,649	127,923
Property and Equipment
Flight property and equipment	248,620	257,280
Ground property and equipment	8,872	8,858
Less accumulated depreciation and amortization	(216,993)	(217,938)
Net Property and Equipment	40,499	48,200
Long-Term Assets
Operating lease right-of-use asset	3,358	6,233
Intangibles	5,300	5,300
Long-term lease receivable, net	813	1,060
Long-term investments	4,275	4,275
Long-term restricted investments (SESP)	1,481	3,797
Other	1,137	7,662
Total Long-Term Assets	16,364	28,327
Total Assets	$179,512	$204,450
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,276	$13,557
Accrued payroll and employee benefits	6,492	12,415
Current portion of operating lease liability	671	2,934
Other accrued expenses	85	61
Contract liabilities, net	—	4,190
Short-term deferred compensation (SESP)	2,808	—
Income taxes payable	—	312
Total Current Liabilities	16,332	33,469
Long-Term Liabilities
Long-term promissory note	4,275	4,275
Deferred tax liability	390	557
Long-term operating lease liability	792	1,237
Long-term deferred compensation (SESP)	1,481	3,823
Other	1,976	2,278
Total Long-Term Liabilities	8,914	12,170
Total Liabilities	25,246	45,639
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 71,981,140 shares issued at September 30, 2025 and December 31, 2024, 58,429,836 shares outstanding at September 30, 2025 and 58,493,761 shares outstanding at December 31, 2024	720	720
Additional paid-in capital	285,573	285,573
Retained deficit	(110,393)	(105,894)
Treasury stock	(21,634)	(21,588)
Total Stockholders’ Equity	154,266	158,811
Total Liabilities and Stockholders’ Equity[1]	$179,512	$204,450
1As of March 31, 2024, the Series C Convertible Redeemable Preferred Stock was classified as Mezzanine Equity. For additional information, please refer to Note 9, Earning per Share and Equity.
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except share amounts and per share values)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Operating Revenues
Contract revenues	$528	$53,570	$63,790	$144,362
Contract services and other	377	3	384	7
Total Operating Revenues	905	53,573	64,174	144,369
Operating Expenses (Income)
Payroll and related costs	7,120	31,049	48,109	92,766
Aircraft fuel and oil	206	76	533	208
Aircraft maintenance, materials and repairs	226	16,223	12,201	43,537
Other rents	664	1,674	2,790	5,050
Depreciation, amortization and obsolescence	2,064	6,523	7,080	19,114
Gain on disposal of fixed assets	(6,070)	(3)	(6,703)	(519)
Purchased services and other	3,792	3,570	10,959	10,205
Total Operating Expenses	8,002	59,112	74,969	170,361
Loss from Operations	(7,097)	(5,539)	(10,795)	(25,992)
Other Income (Expense)
Interest and dividend income	1,093	1,090	2,807	2,750
Interest expense	(3)	(3)	(8)	(6)
Gain on marketable securities, Short-term restricted investments (SESP), and long-term restricted investments (SESP)	736	2,252	3,401	3,154
Other, net	—	(4)	(90)	(7)
Total Other Income	1,826	3,335	6,110	5,891
Loss Before Taxes	(5,271)	(2,204)	(4,685)	(20,101)
Income Tax (Benefit) Expense	(128)	33	(186)	(446)
Net Loss	(5,143)	(2,237)	(4,499)	(19,655)
Preferred stock dividends	—	—	—	985
Net loss available to common stockholders	$(5,143)	$(2,237)	$(4,499)	$(20,640)

Basic Loss per share	$(0.09)	$(0.04)	$(0.08)	$(0.43)
Diluted Loss per share	$(0.09)	$(0.04)	$(0.08)	$(0.43)
Weighted average common shares:
Basic	58,429,836	58,558,662	58,437,737	48,126,263
Diluted	58,429,836	58,558,662	58,437,737	48,126,263
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Common Stock
	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	58,494	13,487	$720	$285,573	$(105,894)	$(21,588)	$158,811
Net loss	—	—	—	—	(4,499)	—	(4,499)
Treasury stock purchases	(64)	64	—	—	—	(46)	(46)
Balance, September 30, 2025 (unaudited)	58,430	13,551	$720	$285,573	$(110,393)	$(21,634)	$154,266

	Common Stock
	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2025 (unaudited)	58,430	13,551	$720	$285,573	$(105,250)	$(21,634)	$159,409
Net loss	—	—	—		(5,143)	—	$(5,143)
Balance, September 30, 2025 (unaudited)	58,430	13,551	$720	$285,573	$(110,393)	$(21,634)	$154,266

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
Net loss	—	—	—	—	—	—	(19,655)	—	(19,655)
Preferred stock dividends	—	—	—	—	—	(985)	—	—	(985)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)		—	—	—	—	—	—
Treasury stock purchases	—	—	(1,092)	1,092	—	—	—	(2,016)	(2,016)
Balance, September 30, 2024 (unaudited)	—	$—	58,534	13,447	$720	$285,680	$(108,374)	$(21,548)	$156,478

	Common Stock
	Shares	Treasury Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2024 (unaudited)	58,609	13,372	$720	$285,680	$(106,137)	$(21,461)	$158,802
Net loss	—	—	—	—	(2,237)	—	(2,237)
Preferred stock dividends	—	—	—	—	—	—	—
Series C preferred stock conversion	—	—	—	—	—	—	—
Series C preferred stock redemption	—	—	—	—	—	—	—
Treasury stock purchases	(75)	75	—	—	—	(87)	(87)
Balance, September 30, 2024 (unaudited)	58,534	13,447	$720	$285,680	$(108,374)	$(21,548)	$156,478
See accompanying condensed notes to unaudited condensed consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2025	2024

	(unaudited)
Cash Flows from Operating Activities
Net loss	$(4,499)	$(19,655)
Adjustments to reconcile (used in) provided by operating activities:
Depreciation, amortization and obsolescence allowance	7,080	19,114
Amortization of engine overhauls	602	2,728
Deferred income taxes	(167)	(447)
Gain on disposition of property and equipment	(6,653)	(519)
Gain on marketable securities	(2,949)	(2,629)
Changes in operating assets and liabilities:
Receivables, net	(1,541)	1,735
Sales lease receivable	316	285
Spare parts and supplies	707	(1,184)
Prepaid expenses and other	6,651	(157)
Operating lease right-of-use asset	144	141
Accounts payable	(7,488)	5,247
Accrued payroll and employee benefits	(5,923)	233
Other accrued expenses	24	101
Contract liabilities	(4,190)	(1,139)
Income taxes payable	(312)	—
Other long-term liabilities	(302)	(15)
Net Cash (Used in) Provided by Operating Activities	(18,500)	3,839
Cash Flows from Investing Activities
Additions to property and equipment	(223)	(2,863)
Proceeds on disposition of property and equipment	7,271	631
Purchase of marketable securities and long-term restricted investments (SESP)	(2,202)	(2,053)
Sale of marketable securities and long-term restricted investments (SESP)	15,911	120
Net Cash Provided by (Used in) Investing Activities	20,757	(4,165)
Cash Flows from Financing Activities
Dividends paid on preferred stock	—	(985)
Series C stock redemption	—	(10,710)
Repurchased stock	(46)	(2,016)
Net Cash Used in Financing Activities	(46)	(13,711)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,211	(14,037)
Cash, Cash Equivalents and Restricted Cash, beginning of period	15,619	21,531
Cash, Cash Equivalents and Restricted Cash, end of period	$17,830	$7,494
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Harbor’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 8, 2025 (the “2024 Annual Report”). As a result of numerous factors, including those discussed throughout this Quarterly Report, the results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.
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
Description of Operations
During the periods presented in this Quarterly Report, the Company had principal lines of business focused on (1) providing regional and other air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. However, on April 3, 2025, the American capacity purchase agreement was terminated. As part of the wind-down schedule delivered by American Airlines, Inc. (“American”) in connection with the termination of the capacity purchase agreement entered into between Air Wisconsin and American in August 2022 (“American capacity purchase agreement”), 15 aircraft were removed from service in March 2025, with the remaining aircraft removed from service for American on April 3, 2025. As of September 30, 2025, Air Wisconsin had no aircraft in service under the American capacity purchase agreement. Following the termination of the American capacity purchase agreement, Air Wisconsin no longer operated as a regional air carrier. During the three months ended September 30, 2025, in addition to charter operations discussed below that commenced in the fourth quarter of 2024, the Company explored alternative business strategies, including the sale and lease of assets, and the Company sold two aircraft, each consisting of an airframe and two engines, along with two additional engines. However, these efforts did not lead to sustainable operations or positive financial results and ultimately resulted in the Aviation Disposition.
Following completion of the sale of the two aircraft, the Company agreed to perform certain maintenance services with respect to the aircraft. The Company recorded service revenues of $377 for both the three and nine months ended September 30, 2025 which is recorded in Contract services and other in the condensed consolidated statements of operations. This service revenue accounted for 41.7% and 0.6% of Total operating revenues for the three and nine months ended September 30, 2025, respectively.
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
For additional information, please refer to Note 2, Capacity Purchase Agreement with American, and Note 13, Subsequent Events.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), who for the three and nine months ended September 30, 2025, was the President and Chief Executive Officer of Air Wisconsin, in deciding how to allocate resources and assess operating performance. Under Accounting Standards Codification Topic 280, Segment Reporting, for the three and nine months ended September 30, 2025, the Company had one reportable segment that was managed on a consolidated basis, which provided scheduled flight services for American under the American capacity purchase agreement and on-demand charter service within the contiguous United States and Canada.
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
Contract Revenues
For the three and nine months ended September 30, 2025, approximately —% and 84.9%, respectively, of the Company’s Total operating revenues were derived from operations associated with the American capacity purchase agreement. For the three and nine months ended September 30, 2024, approximately 100.0% of the Company's Total operating revenues were derived from operations associated with the American capacity purchase agreement.
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
Under the American capacity purchase agreement Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. During the three and nine months ended September 30, 2025, Air Wisconsin received $0 and $17,946, respectively, related to flying based on block hours and departures, compared to $23,656 and $67,154, respectively, for the three and nine months ended September 30, 2024. The American capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. In November 2024, Air Wisconsin and American entered into Amendment No. 4 to the American capacity purchase agreement (“Amendment No. 4”) which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of each of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations were made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin.
Prior to the termination of the American capacity purchase agreement, American made provisional cash payments to Air Wisconsin during each month of service based on projected flight schedules. The provisional cash payments were subsequently reconciled with American based on actual completed flight activity. As of September 30, 2025 and December 31, 2024, American owed Air Wisconsin $0 and $3,395, respectively, which is recorded in Receivables, net, in the condensed consolidated balance sheets. As of the date of this filing, all payments under the American capacity purchase agreement have been reconciled.
Air Wisconsin was eligible under the American capacity purchase agreement, as amended by Amendment No. 4, to receive bonus payments, and was required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month or quarter, Air Wisconsin calculated the bonus amounts achieved, or rebates payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. For the three and nine months ended September 30, 2025, Air Wisconsin recorded $0 and $4,500, respectively, in incentive amounts under the American capacity purchase agreement. For the three and nine months ended September 30, 2024, Air Wisconsin recorded $207 and $862, respectively, in net rebate amounts payable under the American capacity purchase agreement.
Under the American capacity purchase agreement, as amended by Amendment No. 4, Air Wisconsin was entitled to receive from American a fixed daily amount for each aircraft covered under the agreement. Because the fixed daily amounts for each aircraft covered under the agreement were specifically related to the performance obligation completed during the period, they were recognized in contract revenues in the period in which the applicable flights were completed. During the three and nine months ended September 30, 2025, Air Wisconsin recorded $0 and $16,029, respectively, of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the condensed consolidated statements of operations, compared to $21,792 and $63,908, respectively, of fixed daily revenues recorded under the agreement for the three and nine months ended September 30, 2024.
Under the American capacity purchase agreement, Air Wisconsin was also entitled to be reimbursed for certain startup costs, such as livery changes to the aircraft, to prepare the aircraft for American flight services that it recognized as non-refundable upfront fee revenue. As of September 30, 2025, Air Wisconsin had incurred $3,998 in reimbursable costs. In accordance with GAAP, the Company recognized revenue related to the total estimated non-refundable upfront fee revenue on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2025, Air Wisconsin recognized $0 and $753, respectively, of non-refundable upfront fee revenues that were previously deferred compared to $1,558 and $1,900 for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, Air Wisconsin deferred $0, and $753, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement were adjusted over the remaining contract term, based on the actual expenses incurred that were reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of September 30, 2025 there were no longer any deferred upfront fee revenues due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, deferred non-refundable upfront fee revenues in the amount of $753 were netted as part of Contract liabilities, net in the condensed consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin also received a monthly support fee and was reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 (“Amendment No. 1” and “Amendment No. 3”, respectively) provided for a one-time payment, as well as revised compensation rates, to assist Air Wisconsin with pilot compensation and retention. Amendment No. 4 provided payment for a fixed number of aircraft through the term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2025, Air Wisconsin recognized $0 and $2,998 of revenue related to these revenue streams compared to $2,176 and $5,982 for the three and nine months ended September 30, 2024. As of September 30, 2025 there were no longer any deferred revenues related to monthly support fees, the one-time pilot compensation assistance payment, or reimbursed heavy maintenance expenses. As of December 31, 2024 revenues related to the anticipated heavy maintenance reimbursements, one-time pilot compensation assistance payment and monthly support fee in the amounts of $2,689 were netted as part of Contract liabilities, net in the condensed consolidated balance sheets. Air Wisconsin’s Contract liabilities, net related to the heavy maintenance revenue, one-time pilot compensation assistance payment, and monthly support fee were adjusted over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights that were completed in subsequent periods during the remaining term of the agreement.
Under the American capacity purchase agreement, Air Wisconsin was eligible to receive a block hour minimum and fixed daily amount for aircraft when flying scheduled by American did not meet minimum thresholds based on Air Wisconsin's crew availability (“block hour and crew availability minimums”). Since the start of flying under the American capacity purchase agreement in March 2023, in all periods prior to March 31, 2024, American had met such minimum thresholds and thus no minimum payments were received. Under Amendment No. 4, for the three and nine months ended September 30, 2025, Air Wisconsin received $0 and $362, respectively, related to the block hour and crew availability minimums. During the three and nine months ended September 30, 2024, Air Wisconsin received $1,420 and $1,904, respectively, related to the block hour and crew availability minimums and estimated that it would receive an additional $14,623 over the remaining term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the total block hour and crew availability minimums on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the three and nine months ended September 30, 2025, Air Wisconsin recognized $— and $2,820 of revenues for block hour and crew availability minimums compared to $3,819 and $3,901 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 there were no longer any deferred upfront fee revenues due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, revenues related to the block hour and crew availability minimums in the amounts of $2,458 were netted as part of Contract liabilities, net in the consolidated balance sheets. Air Wisconsin’s block hour and crew availability minimums that were netted as part of Contract liabilities, net on the consolidated balance sheets were adjusted over the remaining contract term, based on the actual revenues that were received and recognized based on the number of flights that were completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remainder of the term of the agreement.
Air Wisconsin received an incentive payment upon the execution of Amendment No. 4. Additionally, Air Wisconsin received an incentive payment related to the wind-down of the American capacity purchase agreement in conjunction with the final payment owed to Air Wisconsin by American following the termination of the American capacity purchase agreement. The Company recognized revenue from such incentive payments proportionately over the departures actually completed and expected to be completed during the remainder of the term of the American capacity purchase agreement. For the three and nine months ended September 30, 2025, the Company recognized $0 and $4,301, respectively, of revenues for such incentive payments. As of September 30, 2025 there were no longer any deferred incentive revenues related to Amendment No. 4 due to the termination of the American capacity purchase agreement in April 2025. As of

December 31, 2024, revenues related to the Amendment No. 4 incentive payments in the amount of $3,301 were netted as part of Contract liabilities, net in the consolidated balance sheets and were adjusted over the remaining contract term in proportion to the number of flights completed in the period relative to the number of flights that were expected to be completed over the remaining term of the American capacity purchase agreement.
Additionally, Amendment No. 4 modified the total number of aircraft under the American capacity purchase agreement for which Air Wisconsin received a fixed daily amount per aircraft per day (“fixed aircraft payment”) for periods beginning in October 2024 through the end of the term of the American capacity purchase agreement. During the three and nine months ended September 30, 2025, Air Wisconsin received $0 and $9,496, respectively, related to the fixed aircraft payments. In accordance with GAAP, the Company recognized revenue related to the fixed aircraft payments on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed during the remaining term of the American capacity purchase agreement. Accordingly, during the three and nine months ended September 30, 2025, Air Wisconsin recognized $0 and $4,486, respectively, of revenues related to the fixed aircraft payments compared to $0 for the three and nine months ended September 30, 2024. As of September 30, 2025 there were no longer any fixed aircraft payments that were deferred due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, revenues related to the fixed aircraft payments in the amounts of $109 were netted as part of Contract liabilities, net in the consolidated balance sheets. Air Wisconsin’s fixed aircraft payment revenues were netted as part of Contract liabilities, net on the consolidated balance sheets were adjusted over the remaining contract term in proportion to the number of flights that were completed in the period relative to the number of flights that were expected to be completed over the remaining term of the American capacity purchase agreement.
During the three and nine months ended September 30, 2025 there were $0 and $4,190, respectively, of revenues recognized that were previously recorded as Contract liabilities, net as of December 31, 2024. For the three and nine months ended September 30, 2024, there were $1,702 and $2,044, respectively, of revenues recognized that were previously recorded as Contract liabilities, net related to the American capacity purchase agreement.
On January 3, 2025, American delivered notice to Air Wisconsin of its election to terminate the American capacity purchase agreement. The agreement terminated on April 3, 2025, and contract revenues have not been recorded under that agreement since then.
In the fourth quarter of 2024 we began on-demand charter service. Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer where such fare was calculated based on anticipated costs, including fuel and oil, landing fees, passenger screening fees, etc. As many of such costs were estimated, contracts included reconciliation language, however, under some circumstances such costs were borne by Air Wisconsin. For the three and nine months ended September 30, 2025, charter revenues were $528 and $9,333, respectively, representing 58.3% and 14.5%, respectively, of Contract revenues. As of September 30, 2025 and December 31, 2024, the Company had no contract liability outstanding with respect to charter service and had $149 and $635, respectively, recorded as part of Receivables, net on the consolidated balance sheets. There were no credit losses recorded with respect to the charter services during the three and nine months ended September 30, 2025, nor did the Company expect any such credit losses in the future since the expected revenues are deposited in an escrow account prior to any such flights.
Cash and Cash Equivalents
Money market funds, investments and deposits with an original maturity of three months or less when acquired are considered cash and cash equivalents.

Receivables, net
As of September 30, 2025 and December 31, 2024, the Company had a Receivables, net balance of $8,921 and $7,380, respectively. The table below sets forth the major categories that make up the balances as of the dates presented:

	September 30, 2025	December 31, 2024
Trade receivables	$149	$4,030
Insurance and warranty claim receivables	1,323	1,985
Federal and state tax receivables	6,726	680
Other industry related receivables	727	690
Allowance for expected credit losses	(4)	(5)
Receivables, net	$8,921	$7,380
In September 2025, management reclassified the federal tax receivable related to its 2022 amended federal income tax return from long-term to short-term reflecting management's estimate that such amount would be received within one-year. Other industry related receivables include employee receivables related to such items as uniforms and relocation expenses, transactions with unions, and credits from vendors. The balance of trade receivables was $1,187 as of December 31, 2023 and $1,365 as of September 30, 2024.
Allowance for Credit Losses
The Company monitors publicly available credit ratings for entities for which the Company has a significant credit balance. The Company determined that its receivables, as of September 30, 2025, were primarily the result of its charter operations, insurance-related receivables and income tax refunds. The Company determined that its receivables, as of December 31, 2024, were primarily the result of its relationship with American, charter operations, insurance-related receivables and income tax refunds. These receivables were payable by governmental entities or companies the Company believes to be credit-worthy. Payments for charter services were placed in escrow prior to the flights occurring. Accordingly, the Company has not recorded an allowance for credit losses related to these receivables.
The Company maintains an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $4 and $5 as of September 30, 2025 and December 31, 2024, respectively.
Marketable Securities, Short-term Restricted Investments (SESP) and Long-term Restricted Investments (SESP)
The Company’s equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) in the condensed consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the three and nine months ended September 30, 2025 included in the condensed consolidated statements of operations. For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
As of September 30, 2025 and December 31, 2024, the fair value of Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) were $90,521 and $100,815, respectively.
The calculation of net unrealized gains and losses that related to Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) held as of September 30, 2025, and the calculation of net unrealized gains and losses that related to Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) held as of September 30, 2025 was as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Unrealized gains recognized during the period on equity securities held as of the end of the period	$736	$3,401
Plus: Net gains (losses) recognized during the period on equity securities sold during the period[1]	—	—
Net gains recognized during the period on equity securities	$736	$3,401
The calculation of net unrealized gains and losses that relate to Marketable securities and Long-term restricted investments (SESP) held as of September 30, 2024 is as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Unrealized gains recognized during the period on equity securities held as of the end of the period	$2,252	$3,154
Plus: Net gains (losses) recognized during the period on equity securities sold during the period[2]	—	—
Net gains recognized during the period on equity securities	$2,252	$3,154
(1) (2)Although Marketable securities and Long-term restricted investments (SESP) were sold during the three and nine months ended September 30, 2025 and September 30, 2024, any gains or losses resulting from such sales are immaterial due to the nature of the securities held and the fact that the securities have been marked to market as of the end of the prior reporting period.
Short-term restricted investments (SESP) and Long-term restricted investments (SESP) reflect the assets held in the supplemental executive savings plan (the “SESP”). The SESP was terminated on January 9, 2026, in connection with the Aviation Disposition. For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Supplemental Executive Savings Plan (“SESP”).
Spare Parts and Supplies
Spare parts and supplies included an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provided for an allowance for obsolescence after considering a number of factors, including the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance was based on management estimates and was subject to change. Expendable parts were charged to expense at average cost when used. Expendable parts that were repairable were returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies were stated at average cost. The inventory allowance was $17,097 and $17,120 as of September 30, 2025 and December 31, 2024, respectively.
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
Air Wisconsin incurred certain contract costs (“fulfillment costs”) prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred as of September 30, 2025 and December 31, 2024 were $774. These costs were amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs that were expected to be amortized over the next one-year period were included in Contract costs in the condensed consolidated balance sheets.
For the three and nine months ended September 30, 2025, Air Wisconsin recorded $0 and $146, respectively, of amortization expense related to fulfillment costs. For the three and nine months ended September 30, 2024, Air Wisconsin recorded $87 and $142, respectively, of amortization expense related to fulfillment costs. These costs are included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section of the condensed consolidated statements of cash flows.
As of September 30, 2025, there were no longer contract costs related to the American capacity purchase agreement due to its termination on April 3, 2025. As of December 31, 2024, the Company recorded Contract costs incurred under the American capacity purchase agreement of $146 in the consolidated balance sheets.
Contract Assets and Liabilities
Contract assets arose from revenue earned for services provided under the American capacity purchase agreement that were not yet billable to American as of the respective dates of the condensed consolidated balance sheets. Contract liabilities arose from payments received in advance of services provided.
Contract assets and liabilities that were expected to be settled within the next one-year period were netted in the condensed consolidated balance sheets and included either in Contract assets, net or Contract liabilities, net. As of September 30, 2025, the Company did not record any Contract assets, net or Contract liabilities, net due to the termination of the

American capacity purchase agreement on April 3, 2025. As of December 31, 2024, the Company recorded Contract liabilities, net of $4,190 related to the American capacity purchase agreement.
The table below sets forth the opening and closing balances of both current and non-current net contract assets and liabilities.

	Current	Non-current
Balance as of December 31, 2023	$100	$2,984
Amounts received, excluding amounts recognized as revenue	663	242
Revenues recognized included in opening contract balance	(662)	(1,382)
Reclassification between current and non-current	1,547	(1,547)
Balance as of September 30, 2024	$1,648	$297

Balance as of December 31, 2024	$4,190	$—
Amounts received, excluding amounts recognized as revenue	11,168	—
Revenues recognized included in opening contract balance	(15,358)	—
Balance as of September 30, 2025	$—	$—
Property and Equipment
As of September 30, 2025, Air Wisconsin owned 59 CRJ-200 regional jets.
The table below sets forth the original cost of the Company’s property and equipment and accumulated depreciation or amortization as of the dates presented.

	September 30, 2025		December 31, 2024
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$62,362	$54,670	$65,480	$55,544
Spare engines	152,487	134,822	157,997	135,278
Rotable parts	29,805	19,565	29,823	19,223
Ground equipment	2,952	2,597	2,953	2,466
Office equipment	4,782	4,615	4,782	4,547
Leasehold improvements	1,137	924	1,123	880
Total	$253,525	$217,193	$262,158	$217,938
The table excludes construction in process of $3,967 as of September 30, 2025 and $3,980 as of December 31, 2024. Construction in process primarily relates to the cost of parts that are not depreciated until the parts are placed into service.
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
Depreciation expense during the three and nine months ended September 30, 2025 was $2,053 and $6,902, respectively, compared to $6,186 and $18,712 for the three and nine months ended September 30, 2024, respectively, and is included in Depreciation, amortization and obsolescence in the condensed consolidated statements of operations. Gains from the disposals of fixed assets for the three and nine months ended September 30, 2025 were $6,070 and $6,703, respectively, compared to $3 and $519 for the three and nine months ended September 30, 2024, respectively.

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
The Company determined that the same indicators of impairment that existed during the twelve months ended December 31, 2024 continued to exist with respect to its long-lived assets during the three and nine months ended September 30, 2025, requiring the Company to perform a quantitative test for impairment. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment continued to be applicable over the three and nine months ended September 30, 2025, primarily as a result of the termination of the American capacity purchase agreement on April 3, 2025, combined with the negative trends in prior periods related to lower aircraft usage and operating and cash flow losses existing as of December 31, 2024. However, based on an analysis of the fair market value of its long-lived assets, the Company determined that an impairment charge was not required as of September 30, 2025.
The Company further concluded that its indefinite lived intangible assets continued to be indefinite lived intangible assets as of September 30, 2025 and that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of September 30, 2025 with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of September 30, 2025. As a result, the Company determined that the indefinite-lived intangible assets were not impaired. Although the Company continued to monitor for impairment as a result of the termination of the American capacity purchase agreement in on April 3, 2025, the sale of certain assets in 2025 and the completion of the Aviation Disposition provided further validation that an impairment charge was not necessary. For additional information, please refer to Note 13, Subsequent Events.
Supplemental Executive Savings Plan (“SESP”)
The Company maintained the SESP for the benefit of certain executives. The SESP offered deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. At the end of each year, the Company accrued a long-term deferred compensation liability for contributions earned during that year that were contributed to the SESP in January of the successive year. Assets acquired within the plan were recorded as Long-term restricted investments (SESP) and an offsetting liability was recorded as Long-term deferred compensation (SESP) in the condensed consolidated balance sheets. Due to the resignation of certain employees, a portion of the SESP assets and liabilities have been classified as short-term as of September 30, 2025. Any increases or decreases in plan assets due to changes in market value were recorded as a Gain on Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP), with an offsetting entry made to Payroll and related costs in the condensed consolidated statements of operations. This results in no impact on net income before taxes. The values of Short-term restricted investments (SESP), Long-term restricted investments (SESP), Short-term deferred compensation (SESP) liability, and Long-term deferred compensation (SESP) liability associated with the SESP were adjusted quarterly to reflect changes in market value.
In January 2025, the Company made a contribution to the SESP in the amount of $26 compared to a contribution of $22 in January 2024. For the three and nine months ended September 30, 2025 the Company recorded $254 and $452, respectively, in Gain on Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) and $6 and $19, respectively, of interest and dividend income, with an offsetting entry made to Payroll and related costs. For the three and nine months ended September 30, 2024, the Company recorded $192 and $526, respectively. in Gain on Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) and $5 and $17, respectively, of interest and dividend income, with an offsetting entry made to Payroll and related costs.
As of September 30, 2025 and December 31, 2024, Short-term restricted investments (SESP) were $2,808 and $—, respectively, Long-term restricted investments (SESP) were $1,481 and $3,797, respectively, Short-term deferred compensation (SESP) liabilities were $2,808 and $—, respectively, and Long-term deferred compensation (SESP) liabilities were $1,481 and $3,823, respectively, in the condensed consolidated balance sheets.
Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the condensed consolidated balance sheets. Other assets is made up of the items presented in the table below.

	September 30, 2025	December 31, 2024
Expected state tax refunds from 2021 and 2022 amended returns	$248	$253
Expected federal refunds	—	6,527
Workers compensation loss fund	833	804
Long-term deposits	56	78
Other assets	$1,137	$7,662
The Company reclassified expected federal refunds of $6,527 related to the 2022 amended federal income tax return to Receivables, net, based on management's estimate that such refund would be received within a one-year period.
Interest and Dividend Income
The Company records investment income earned on its cash equivalents and marketable securities, consisting primarily of interest and dividends, in Interest and dividend income in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, interest income amounted to $68 and $231, respectively, while dividend income amounted to $1,025 and $2,576, respectively. For the three and nine months ended September 30, 2024, interest income amounted to $65 and $211, respectively, and dividend income amounted to $1,025 and $2,539, respectively.
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

The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2021. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2020. As of September 30, 2025, the Company had no outstanding tax examinations except for the routine review of the Company's 2022 amended federal income tax return by the Internal Revenue Service and the Joint Committee on taxation.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. As of September 30, 2025 and December 31, 2024, in addition to cash and cash equivalents of $17,241 and $14,952, respectively, the Company had $589 and $667, respectively, in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. Air Wisconsin's obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Air Wisconsin has historically faced considerable customer concentration of risk. Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Approximately —% and 84.9% of the Company's consolidated revenues for the three and nine months ended September 30, 2025 were derived from the American capacity purchase agreement compared to approximately 100.0% for the both the three and nine months ended September 30, 2024. As of September 30, 2025, none of the Receivables, net balance in the consolidated balance sheets was derived from the American capacity purchase agreement compared to 46.0% as of December 31, 2024. The American capacity purchase agreement terminated effective April 3, 2025.
In the fourth quarter of 2024, Air Wisconsin began on demand charter service. Although certain of its customers represented more than 10% of the Company's total revenue during the three and nine months ended September 30, 2025, all payments due to Air Wisconsin were pre-paid and held in escrow until completion of the flights.
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
The tables below set forth the Company’s classification of Marketable securities, Long-term investments and Long-term restricted investments (SESP) as of the dates presented:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$86,232	$86,232	$—	$—
Long-term investments – bonds (see Note 4)	4,275	—	4,275	—
Short-term restricted investments (SESP) - mutual funds	$2,808	2,808
Long-term restricted investments (SESP) - mutual funds	1,481	1,481	—	—
Total	$94,796	$90,521	$4,275	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$87,629	$87,629	$—	$—
Marketable securities – mutual funds	9,389	9,389	—	—
Long-term investments – bonds (see Note 4)	4,275	—	4,275	—
Long-term restricted investments (SESP) - mutual funds	3,797	3,797	—	—
Total	$105,090	$100,815	$4,275	$—
Reclassifications
Gains on the sale of fixed assets previously recorded in Purchased services and other in the consolidated statements of operations in the amounts of $3 and $519 for the three and nine months ended September 30, 2024, respectively, have been reclassified to Gains on the sale of fixed assets to conform to the presentation for the three and nine months ended September 30, 2025, with no effect on net income.
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
For additional information, please refer to Note 1, Summary of Significant Accounting Policies—Contract Revenues.
3. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 2.5% and 4.2%, respectively, which varied from the federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and increases in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature, as well as decreases in the valuation allowances on federal and state deferred tax assets that are capital in nature. The changes in the valuation allowances were the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and tax expense recognized during the period.

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (1.5)% and 2.2%, respectively, which varied from the federal statutory rate of 21.0% primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature. This was partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses incurred during the periods, with limited sources of additional future income to enable expected future utilization of the losses. The increase in the valuation allowances was the most notable reason why the effective tax rates for the periods were significantly lower than the statutory rate of 21.0%. Substantial judgment is required in estimating the change in valuation allowances during the periods, which impacts the effective tax rate and deferred tax benefit recognized during the periods.
4. Debt
Long-Term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as Long-term investments in the condensed consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $1,910 and $2,084 as of September 30, 2025 and December 31, 2024, respectively.
5. Lease Obligations
The Company reviewed all contracts and service agreements in effect during the three months ended September 30, 2025 for criteria meeting the definition of a lease within the frameworks of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identified the separate lease and non-lease components within the contract. If the Company could benefit from the underlying asset individually or in conjunction with other readily available goods and resources, and the asset was not highly dependent upon nor highly interrelated with another underlying asset covered by the contract, the Company considered the underlying asset to be a separate lease component. In those instances where the Company identified a separate lease and non-lease component, consideration in the contract was allocated to the components based on their standalone selling prices. If standalone selling prices were not available, the Company estimated those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in Operating lease right-of-use assets, Current portion of operating lease liability, and Long-term operating lease liability in the condensed consolidated balance sheets. The creation of a right-of-use asset on the consolidated balance sheets is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin had operating leases with terms greater than twelve months for training simulators and facility space including office space and maintenance facilities. The remaining lease terms for training simulators and facility space varied from six months to 8.3 years. For leases with terms of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with terms longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that were variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. The variable amounts were paid as invoiced according to the terms of the respective leases. Leasehold improvements were capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
As of September 30, 2025, Operating lease right-of-use assets were $3,358, Current portion of operating lease liabilities was $671, and Long-term Operating lease liabilities were $792. During the nine months ended September 30, 2025 and September 30, 2024, the Company paid $2,250 and $4,252, respectively, in operating lease payments, which are reflected as a reduction to operating cash flows. For additional information, please refer to Note 10, Supplemental Cash Flow Information.
The table below presents operating lease related terms and incremental borrowing rates as of:
`

September 30, 2025
Weighted-average remaining lease term	3.82 years
Weighted-average incremental borrowing rate	8.07%
Components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$401	$1,450	$2,360	$4,357
Short-term lease costs	206	66	246	230
Variable lease costs	57	158	184	463
Total Lease Costs	$664	$1,674	$2,790	$5,050
As of September 30, 2025, Air Wisconsin leased or subleased facilities for terms greater than 12 months. Certain leases are subject to non-cancellable lease terms or may include variable rate increases tied to the consumer price index. One of Air Wisconsin's leases required Air Wisconsin to reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. Rent expense recorded under all operating leases, inclusive of engine leases, was $664 and $2,790 for the three and nine months ended September 30, 2025, respectively, compared to $1,674 and $5,050 for the three and nine months ended September 30, 2024, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of September 30, 2025:

Fiscal Year	Amount
October 2025 through December 31, 2025	$184
2026	727
2027	315
2028	148
2029	79
Thereafter	239
Total lease payments	1,692
Less imputed interest	229
Total Lease Liabilities	$1,463

Following the Aviation Disposition, all operating leases held by Air Wisconsin remained with Air Wisconsin, and the Company does not have any material operating leases, with the exception of a single lease for office space located in Appleton, Wisconsin.
6. Commitments and Contingencies
Legal Proceedings

From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such legal proceedings, regulatory matters and other disputes or claims cannot be predicted with certainty, as of September 30, 2025, the Company believed that it was not a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the matters raised or the ultimate outcome, legal proceedings, regulatory matters, and other disputes or claims may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.

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
Standby Letters of Credit
As of September 30, 2025, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $287 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of

September 30, 2025, Air Wisconsin maintained a credit facility with a borrowing capacity of $289 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secures the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
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
The Accounting Standards Update No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC 326”) requires assessment of the net investment in the lease as of the commencement date. Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the initial net investment in the lease to be $2,132. The Company monitors publicly available information regarding the credit-worthiness of the non-U.S. governmental agency in custody of the aircraft and the aircraft serves as collateral for the sales-type lease. Management determined that a credit loss reserve of $556 and $333 was appropriate under ASC 326 as of September 30, 2025 and December 31, 2024, respectively. The change in the credit loss reserve for the three and nine months ended September 30, 2025 of $267 and $223, respectively, reflects payments received and any changes in the publicly available credit-worthiness of the non-U.S. governmental agency in custody of the aircraft. Management also added $18 and $19 of interest accrued to the carrying value of the sales lease receivable under the sales-type lease as of September 30, 2025 and December 31, 2024, respectively. The net sales lease receivable was $1,214 and $1,530 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the net investment in the lease, net of the credit loss reserves, are labeled as Sales lease receivable, net in the consolidated balance sheets as $401 and $470, respectively, which reflects the amount expected to be received over the next one-year period, and $813 and $1,060, respectively, for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the remaining term of the lease as of the respective dates of the consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recorded $54 and $165, respectively, of interest income from the lease, compared to $63 and $196 for the three and nine months ended September 30, 2024, respectively. The interest income is recorded in Interest and dividend income in the consolidated statements of operations.
Undiscounted cash flows expected over the term of the sales-type lease as of September 30, 2025 are as follows:

Fiscal Year or Portion:	Amount
October 2025 through December 2025	$193
2026	1,771
Total expected cash flows	1964
Interest income	(194)
Total sales lease receivable	1,770
Less credit loss reserve	556
Total sales lease receivable, net	$1,214

As September 30, 2025, neither Air Wisconsin nor Harbor had any other assets for which it was the lessor. Following the Aviation Disposition, the Company retained its right and interest in both the aircraft and lease, including any revenues derived therefrom. As of the date of filing of this Quarterly Report, the lessee is in default of the lease for non-payment of its lease obligation.
8. Related-Party Transactions
Resource Holdings
Resource Holdings Associates (“Resource Holdings”) is owned and controlled by individuals who are current or former directors, managers, and/or employees of the Company or its subsidiaries.

Resource Holdings provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid a total of $60 and $180 to Resource Holdings for the three and nine month periods ended September 30, 2025 and September 30, 2024, respectively, plus the reimbursement of certain out-of-pocket expenses.
In June 2021, Harbor agreed to pay Resource Holdings an annual fee of $150, payable monthly, for financial advisory and management services, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $38 and $113 to Resource Holdings for the three and nine month periods ended September 30, 2025 and September 30, 2024, respectively, plus the reimbursement of certain out-of-pocket expenses.
Southshore Aircraft Holdings
Southshore Aircraft Holdings, LLC (“Southshore”) is owned and controlled by individuals who are current or former directors, managers, and/or employees of the Company or its subsidiaries.
In January 2020, the Company completed an acquisition from Southshore Aircraft Holdings, LLC, of regional jets and engines, in exchange for the issuance of 4,000,000 shares of Harbor's Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”). On June 28, 2024, Southshore converted a portion of its Series C Preferred into 16,500,000 shares of Harbor's common stock with the remaining portion being redeemed for $10,710.
For additional information, please refer to Note 9, Earnings Per Share and Equity.
9. Earnings Per Share and Equity
Calculations of net (loss) income per share of common stock were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,143)	$(2,237)	$(4,499)	$(19,655)
Preferred stock dividends	—	—	—	985
Net loss applicable to common stockholders	$(5,143)	$(2,237)	$(4,499)	$(20,640)
Weighted average common shares outstanding
Shares used in calculating basic loss per share	58,429,836	58,558,662	58,437,737	48,126,263
Series C Preferred	—	—	—	—
Shares used in calculating diluted loss per share	58,429,836	58,558,662	58,437,737	48,126,263
Loss allocated to common stockholders per common share
Basic	$(0.09)	$(0.04)	$(0.08)	$(0.43)
Diluted	$(0.09)	$(0.04)	$(0.08)	$(0.43)
Basic loss per share of common stock is computed by dividing the net loss income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
For the three and nine months ended September 30, 2025, diluted loss per share is computed on the same basis as there were no convertible securities outstanding. For the three and nine months ended September 30, 2024, diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500,000 shares of common stock. Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion was not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

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
On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred were outstanding as of September 30, 2025 and September 30, 2024, and such shares did not have any impact on the calculation of diluted earnings per share as of such dates. In addition, following the conversion no dividends were declared or paid on the Series C Preferred.
As all of the Series C Preferred was converted or redeemed as of June 28, 2024, mezzanine equity is no longer presented on the consolidated balance sheets after that date.
10. Supplemental Cash Flow Information
The following information is provided in support of the condensed consolidated statements of cash flows. Cash payments for interest for the nine months ended September 30, 2025 and September 30, 2024 were $8 and $6, respectively. Net cash income tax (refunds) and payments for income taxes for the nine months ended September 30, 2025 and September 30, 2024 were $(148) and $324, respectively.
The following table provides a schedule of the non-cash activities pertaining to the statements of cash flows for the nine months ended:

	September 30, 2025	September 30, 2024
Operating activities
Gain on Short-term and Long-term restricted investments (SESP)	$452	$525
Short-term and Long-term deferred compensation (SESP)	471	539
Investing activities
Acquisition of property and equipment	211	17
Right-of-use assets acquired under operating leases	$870	$972

The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of those same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$17,241	$14,952
Restricted cash	589	667
Total cash, cash equivalents, and restricted cash	$17,830	$15,619
11. Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	September 30, 2025	December 31, 2024
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
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
In January 2023, a federal corporate stock repurchase excise tax of 1.0% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $0 and $20 during the nine months ended September 30, 2025 and as of December 31, 2024, respectively, which is included in the cost of Treasury stock in the condensed consolidated statements of stockholders’ equity. Harbor acquired a total of 0 and 63,925 shares of its common stock pursuant to the stock repurchase program for the three and nine months ended September 30, 2025, respectively, compared to 74,486 and 1,092,046 for the three and nine months ended September 30, 2024, respectively.
13. Subsequent Events
The Company evaluated its condensed consolidated financial statements for the three months ended September 30, 2025 for subsequent events through June 26, 2026, the date the condensed consolidated financial statements were issued. The following subsequent events are noted:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) and the related condensed notes included in this Quarterly Report, and with the audited consolidated financial statements, accompanying notes, and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). While certain of the following disclosures in this section are intended to capture the conditions existing as of and during the three and nine months ended September 30, 2025, this discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, Risk Factors.
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
Unless otherwise indicated, the discussion below reflects our historical financial condition and results of operations for the three and nine months ended September 30, 2025, during which Air Wisconsin conducted airline operations. Our business operations and financial condition following the Aviation Disposition are materially different from our historical operations and financial condition reflected in the periods presented, and historical results should not be viewed as indicative of future performance.
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
Historical Regional Airline Services and Supplemental Operations
Prior to the termination of the American capacity purchase agreement, our primary business strategy consisted of providing regional airline services under capacity purchase agreements with major airlines and certain other supplemental operations including charter flights. Following the termination of the American capacity purchase agreement and prior to the Aviation Disposition, we considered a number of alternative business strategies which are discussed below. As of September 30, 2025, Air Wisconsin owned a fleet of 59 CRJ-200 regional jets, all of which were manufactured by Bombardier, Inc. Following the Aviation Disposition, the Company has no material operating assets.
Charter Flights
In the fourth quarter of 2024, Air Wisconsin began offering on-demand charter service within the contiguous United States. This service was seasonal in nature with a significant portion of charter flights provided to collegiate athletic teams, whose seasons typically end late spring or early summer and do not resume until fall. Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer where such fare was calculated based on anticipated costs, including fuel and oil, landing fees, and passenger screening fees. As many of such costs were estimated, contracts included reconciliation language, however, under some circumstances such costs were borne by Air Wisconsin. With the wind-down of the American capacity purchase agreement commencing in the first quarter of 2025, Air Wisconsin increased its availability for its charter flights operations. For the three and nine months ended September 30, 2025, charter revenues were $0.5 million and $9.3 million, respectively, representing 58.3% and 14.5%, respectively, of Contract revenues.
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into a capacity purchase agreement (the “American capacity purchase agreement”) with American Airlines, Inc. (“American”), pursuant to which Air Wisconsin agreed to provide regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. The American capacity purchase agreement terminated on April 3, 2025. As of September 30, 2025, Air Wisconsin no longer had any aircraft operating in regional airline service. For the three and nine months ended September 30, 2025, approximately —% and 84.9%, respectively, of our operating revenues were derived from operations associated with the American capacity purchase agreement, compared to 100.0% for both the three and nine months ended September 30, 2024.
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
Federal and State Tax Refunds
We determined that, as a result of the United Arbitration Award, we would amend our 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to the disputed amounts. As a result, in previous periods we recorded federal and state tax assets of approximately $7.4 million in the aggregate related to the amendment of our 2021 and 2022 federal and state income tax returns. As of September 30, 2025, we had yet to receive $6.9 million related to the 2022 and 2021 amended tax returns. The Internal Revenue Service commenced a routine review of the Company's 2022 amended federal income tax return which is subject to further review by the Joint Committee on Taxation. We continue to pursue collection of these anticipated federal and state income tax refunds; however, the timing and receipt of such funds remain subject to review by the applicable taxing authorities.
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
Net Operating Losses
The decrease in revenues and interest income, as a result of the United arbitration, also resulted in federal and state net operating losses as of December 31, 2022. We also incurred federal and state net operating losses for the years ended December 31, 2023 and December 31, 2024. We established valuation allowances against our deferred tax assets beginning with the year ended December 31, 2022 and continuing through the year ended December 31, 2024. Based on the net loss for the three months ended September 30, 2025, we increased our federal and state valuation allowances. The federal and state net operating losses are available to reduce future taxable income. For additional information, please refer to Note 3, Income Taxes, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
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

In the second and third quarters of 2025, while Air Wisconsin continued to pursue charter operations, it also began exploring other strategic alternatives, including the sale of its business or of substantially all of its assets, either in one transaction or a series of multiple transactions. During the three months ended September 30, 2025, Air Wisconsin sold two aircraft, each consisting of an airframe and two engines, and two additional engines. Management had discussions with several different parties and considered various proposals, some of which involved the acquisition of Air Wisconsin as a DOT-approved operating entity and others of which involved the acquisition of some of Air Wisconsin’s aircraft and engines. The primary factors Air Wisconsin considered in analyzing various proposals included anticipated deal consideration, legal structure, expected tax implications, regulatory timing and impacts, and certainty of closing. The strategic review process culminated in the Aviation Disposition.

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
Resignation and Appointment of Chief Financial Officer
Liam Mackay resigned from his position as Air Wisconsin’s Chief Financial Officer, effective September 5, 2025. On September 1, 2025, Air Wisconsin’s board of managers appointed Gregg Garvey, Air Wisconsin’s then-current Senior Vice President, Chief Accounting Officer, and Treasurer, to serve as Air Wisconsin’s Senior Vice President, Chief Financial Officer, and Treasurer, effective immediately.
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
Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
We had an operating loss of $7.1 million for the three months ended September 30, 2025, compared to an operating loss of $5.5 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, we had a net loss of $5.1 million compared to a net loss of $2.2 million for the three months ended September 30, 2024. With the American capacity purchase agreement terminating on April 3, 2025, the Company experienced a significant reduction in its operating revenues as it evaluated its alternative business strategies and focused its efforts on changes to its infrastructure to reflect a move away from its historical regional airline operations. This was a significant factor in the net loss for the three months ended September 30, 2025.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	491	199,576	(199,085)	(99.8)%
Actual Block Hours	98	20,443	(20,345)	(99.5)%
Actual Departures	52	14,747	(14,695)	(99.6%)
Revenue Passenger Miles (“RPMs”) (in thousands)	344	170,333	(169,989)	(99.8%)
Average Stage Length (in miles)	547	277	270	97.5%
Contract Revenue Per Available Seat Mile (in cents)	107.54¢	26.84¢	80.70 ¢	300.7%
Passengers	651	603,837	(603,186)	(99.9%)
The decrease in ASMs, block hours, departures, RPMs and passengers during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily due to the termination of operations under the American capacity purchase agreement on April 3, 2025, and limited, seasonal charter service opportunities. The increase in average stage length for the three months ended September 30, 2025 was primarily the result of longer routes flown in support of Air Wisconsin's on-demand charter service when compared to the three months ended September 30, 2024 when there was only flying under the American capacity purchase agreement. During the three months ended September 30, 2025, the increase in contract revenue per available seat mile was primarily the result of higher contract rates related to charter operations, when compared to the three months ended September 30, 2024 where contract rates were lower under the American capacity purchase agreement.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Operating Revenues (in thousands):
Contract Revenues	$528	$53,570	$(53,042)	(99.0%)
Contract Services and Other	377	3	374	12,466.7%
Total Operating Revenues	$905	$53,573	$(52,668)	(98.3%)
Total operating revenues decreased $53.0 million, or 99.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the termination of the American capacity purchase agreement on April 3, 2025, and limited, seasonal charter service opportunities. For additional information, please refer to Note 1, Summary of Significant Accounting Policies -- Contract Revenues, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$7,120	$31,049	$(23,929)	(77.1%)
Aircraft Fuel and Oil	206	76	130	171.1%
Aircraft Maintenance, Materials and Repairs	226	16,223	(15,997)	(98.6%)
Other Rents	664	1,674	(1,010)	(60.3%)
Depreciation, Amortization and Obsolescence	2,064	6,523	(4,459)	(68.4%)
Gain on Disposal of Fixed Assets	(6,070)	(3)	(6,067)	202,233.3%
Purchased Services and Other	3,792	3,570	222	6.2%
Total Operating Expenses	$8,002	$59,112	$(51,110)	(86.5%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs decreased $23.9 million, or 77.1%, to $7.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as a result of the termination of the American capacity purchase agreement on April 3, 2025. The decrease was primarily driven by decreases of $10.7 million in pilot wages, $2.8 million in management wages, $2.5 million in personnel expense, $2.2 million in mechanic wages, $2.0 million in employee benefits, $1.4 million in payroll taxes, $1.2 million in management and union nonoperational pay, $0.7 million in flight attendant wages, and $0.3 million in dispatcher wages.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred during the three months ended September 30, 2025, was related to ongoing charter service operations and paid by Air Wisconsin when compared to the three months ended September 30, 2024, where substantially all of the fuel costs incurred as a result of flying pursuant to the American capacity purchase agreement was directly paid to suppliers by American. Fuel expense increased by $0.1 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of an increase in charter operations.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $16.0 million, or 98.6%, to $0.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as a result of the termination of the American capacity purchase agreement on April 3, 2025, partially offset by costs associated with limited, ongoing charter operations. The decrease was primarily driven by decreases in airframe repairs of $10.0 million, materials used of $3.1 million, overhaul amortization of $0.9 million, net scraps of $0.9 million, engine repairs of $0.6 million, freight of $0.3 million, and shop supplies of $0.1 million.
Other Rents. Other rents decreased $1.0 million, or 60.3%, to $0.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of a decrease in flight simulator rent of $0.9 million and facility rent of $0.1 million.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $4.5 million, or 68.4%, to $2.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was primarily due to a $4.1 million decrease in flight property and equipment depreciation expense and a $0.3 million decrease in amortization of intangibles for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets increased significantly to $6.1 million for the three months ended September 30, 2025, compared to an immaterial amount for the three months ended September 30, 2024. This was due to the sale of two aircraft and two engines during the three months ended September 30, 2025.
Purchased Services and Other. Purchased services and other expense increased $0.2 million, or 6.2%, to $3.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily driven by increases in professional and technical fees of $0.9 million and $0.3 million in uncollectible accounts, partially offset by decreases of $0.3 million in legal expenses, $0.3 million in technology fees, $0.2 million in insurance expense, $0.1 million in data communication charges, and $0.1 million in miscellaneous supplies.
Other Income (Expense)
Interest and Dividend Income. Interest and dividend income decreased by an immaterial amount and remained relatively unchanged for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Gain on Marketable Securities, Short-term Restricted Investments (SESP) and Long-Term Restricted Investments (SESP). Gain on marketable securities, short-term restricted investments (SESP), and long-term restricted investments (SESP) decreased $1.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in the value of marketable securities of $1.5 million.
Other, Net. Other income and expense was immaterial and relatively unchanged for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Net Loss
Net loss for the three months ended September 30, 2025 was $5.1 million, or $0.09 per basic and diluted share, compared to net loss of $2.2 million, or $0.04 per basic and diluted share, for the three months ended September 30, 2024. For additional information, please refer to Note 9, Earnings Per Share and Equity, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
The increase in net loss for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily driven by a decrease in operating revenues of $52.7 million due to the termination of the American capacity purchase agreement on April 3, 2025 combined with the ongoing costs of maintaining certain of our operations. The decrease in operating revenues was partially offset by a decrease in operating expenses of $51.1 million, also as a result of the termination. Following the termination, the Company focused its efforts on balancing a change in its infrastructure that reflected a move away from its historical regional airline operation with its evaluation of alternative business strategies that would require the Company to preserve certain of its operational capabilities. This led to higher ongoing costs than if the Company had decided to wind-down its airline operations completely at that time.
Income Tax Expense (Benefit)
For the three months ended September 30, 2025, our effective tax rate was 2.5%, compared to (1.5)% for the three months ended September 30, 2024. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as changes in valuation allowances required on our deferred tax assets.
We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2025 and an income tax expense of $0.03 million for the three months ended September 30, 2024.
The income tax benefit for the three months ended September 30, 2025 resulted in an effective tax rate of 2.5%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The increase in the valuation allowances recorded against federal and state deferred tax assets that are ordinary in nature was primarily due to the losses during the three month period ended September 30, 2025. The increase in the valuation allowances on deferred tax assets that are ordinary in nature was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and tax expense recognized during the period.
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
Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
We had an operating loss of $10.8 million for the nine months ended September 30, 2025, compared to an operating loss of $26.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we had a net loss of $4.5 million compared to a net loss of $19.7 million for the nine months ended September 30, 2024.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	142,269	575,632	(433,363)	(75.3%)
Actual Block Hours	16,461	58,193	(41,732)	(71.7%)
Actual Departures	11,668	41,951	(30,283)	(72.2%)
Revenue Passenger Miles ("RPMs") (in thousands)	110,171	476,196	(366,025)	(76.9%)
Average Stage Length (in miles)	262	281	(19)	(6.8%)
Contract Revenue Per Available Seat Mile (in cents)	44.84¢	25.08¢	19.76 ¢	78.8%
Passengers	414,561	1,672,885	(1,258,324)	(75.2%)
The decrease in ASMs, block hours, departures, RPMs, passengers, and average stage length during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily due to the wind-down and termination of the American capacity purchase agreement. In early March 2025, Air Wisconsin withdrew 15 aircraft from service with American based on the wind-down schedule delivered with American's notice of termination of the American capacity purchase agreement. The balance of the aircraft were withdrawn from service with American upon the termination of the American capacity purchase agreement on April 3, 2025. During the nine months ended September 30, 2025, the increase in contract revenue per available seat mile was the result of contract revenues on a per departure basis being spread over shorter stage lengths, combined with higher contract rates provided for under Amendment No. 4 and on-demand charter services.

Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Operating Revenues (in thousands):
Contract Revenues	$63,790	$144,362	$(80,572)	(55.8%)
Contract Services and Other	384	7	377	5,385.7%
Total Operating Revenues	$64,174	$144,369	$(80,195)	(55.5%)
Total operating revenues decreased $80.2 million, or 55.5%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the wind-down and termination of the American capacity purchase agreement. For additional information, please refer to Note 1, Summary of Significant Accounting Policies -- Contract Revenues, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$48,109	$92,766	$(44,657)	(48.1%)
Aircraft Fuel and Oil	533	208	325	156.3%
Aircraft Maintenance, Materials and Repairs	12,201	43,537	(31,336)	(72.0%)
Other Rents	2,790	5,050	(2,260)	(44.8%)
Depreciation, Amortization and Obsolescence	7,080	19,114	(12,034)	(63.0%)
Gain on Disposal of Fixed Assets	(6,703)	(519)	(6,184)	1,191.5%
Purchased Services and Other	10,959	10,205	754	7.4%
Total Operating Expenses	$74,969	$170,361	$(95,392)	(56.0%)
Our consolidated operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs decreased $44.7 million, or 48.1%, to $48.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily driven by decreases of $20.1 million in pilot wages, $4.8 million in management wage expense and other management wage expense, $4.5 million in personnel expense, $4.3 million in employee benefits, $3.9 million in mechanic wages, $2.6 million in payroll taxes, $2.2 million in management and union nonoperational pay, $1.4 million in flight attendant wages, $0.6 million in dispatcher wages, $0.3 million other union wage expense.
Aircraft Fuel and Oil. Substantially all of the fuel costs incurred as a result of flying pursuant to the American capacity purchase agreement during the nine months ended September 30, 2025 and September 30, 2024, were directly paid to suppliers by American. Fuel expense increased by approximately $0.3 million, or 156.3%, to $0.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increased charter operations, which were not associated with the American capacity purchase agreement. We were responsible for the cost of aircraft oil under the American capacity purchase agreement, although this expense was not material.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $31.3 million, or 72.0%, to $12.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily as a result of reduced flying levels related to the wind-down in March 2025 and termination of the American capacity purchase agreement on April 3, 2025. The decrease was primarily driven by decreases in airframe repairs of $21.6 million, materials used of $5.2 million, overhaul amortization of $2.1 million, net scraps of $1.7 million, freight of $0.6 million, and shop supplies of $0.1 million.
Other Rents. Other rents decreased $2.3 million, or 44.8%, to $2.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of decreases in flight simulator rent of $1.9 million and building rents of $0.3 million.
Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $12.0 million, or 63.0%, to $7.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was primarily due to decreases of $11.6 million in flight property and equipment depreciation expense, $0.2 million in ground property equipment depreciation expense, and $0.2 million in the amortization of intangibles.
Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets increased $6.2 million to $6.7 million for the nine months ended September 30, 2025, compared to $0.5 for the nine months ended September 30, 2024. This was due to the sale of two aircraft and two engines during the three months ended September 30, 2025.
Purchased Services and Other. Purchased services and other expense increased $0.8 million, or 7.4%, to $11.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $1.2 million in professional and technical fees, $0.2 million in legal expense, and $0.1 million in ground handling expense, partially offset by decreases of $0.4 in insurance expense, $0.1 million in employment advertising, $0.1 million in other expenses, and $0.1 in miscellaneous supplies.
Other Income (Expense)
Interest and Dividend Income. Interest and dividend income increased by an immaterial amount and was relatively unchanged for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Gain on Marketable Securities, Short-term restricted investments (SESP), and Long-Term Restricted Investments (SESP). Gain on marketable securities, short-term restricted investments (SESP), and long-term restricted investments (SESP) increased $0.2 million, or 7.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in the value of marketable securities of $0.2 million,
Other, Net. Other income and expense was immaterial and relatively unchanged for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Net Loss
Net loss for the nine months ended September 30, 2025 was $4.5 million, or $0.08 per basic and diluted share, compared to net loss of $19.7 million, or $0.43 per basic and diluted share, for the nine months ended September 30, 2024. For additional information, please refer to Note 9, Earnings Per Share and Equity, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
The decrease in net loss for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily driven by a reduction in operating expenses as the Company explored strategic alternatives as a result of the termination of the American capacity purchase agreement on April 3, 2025.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2025, our effective tax rate was 4.2%, compared to 2.2% for the nine months ended September 30, 2024. Our tax rate can vary depending on a number of factors, including changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as changes in valuation allowances required on our deferred tax assets.

We recorded income tax benefit of $0.2 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The income tax benefit for the nine months ended September 30, 2025 resulted in an effective tax rate of 4.2%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and and in increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in the valuation allowances on federal and state deferred tax assets that are capital in nature. The change in the valuation allowances was the most notable reason why the effective tax rate for the period was significantly lower than the statutory rate of 21%. Substantial judgment is required in estimating the change in valuation allowances during the period which impacts the effective tax rate and tax expense recognized during the period.
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
Liquidity and Capital Resources
Termination of American Capacity Purchase Agreement
During the nine months ended September 30, 2024, our liquidity was primarily driven by Air Wisconsin's airline operations. For the nine months ended September 30, 2025, Air Wisconsin's operations were impacted by the wind-down in March 2025 and termination on April 3, 2025 of the American capacity purchase agreement along with limited seasonal on-demand charter service during the second and third quarters. Following the termination of the American capacity purchase agreement, the Company focused its efforts on balancing a change in its infrastructure that reflected a move away from its historical regional airline operation and its evaluation of alternative business strategies that would require the Company to preserve certain of its operational capabilities.
On January 9, 2026, we consummated the Aviation Disposition. As a result, we no longer conduct airline operations and our future liquidity is materially different from the historical operating periods discussed below.
Historical Sources and Uses of Liquidity
Historically, our principal sources of liquidity were our cash, cash equivalents, marketable securities balances, and Air Wisconsin’s cash flows from operations. As of September 30, 2025, our cash and cash equivalents balance was $17.2 million, and we held $86.2 million of marketable securities. For the nine months ended September 30, 2025, cash used in operations was $18.5 million, and for the nine months ended September 30, 2024, cash provided by operations was $3.8 million.
In total, we received aggregate gross consideration of approximately $125.9 million as a result of the Aviation Disposition, subject to certain customary purchase price adjustments and the impact of required tax obligations. As a result, our primary sources of liquidity now consist of cash, cash equivalents, and marketable securities, and we no longer generate operating cash flows from airline activities.
Restricted Cash
As of September 30, 2025, in addition to cash and cash equivalents of $17.2 million, the Company had $0.6 million in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secures the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Historical Operating Expenses and Capital Expenditures
Historically, Air Wisconsin required cash to fund its operating expenses and working capital requirements, which included outlays for capital expenditures, labor, and maintenance costs. In the ordinary course of business, we would evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect changes in labor costs, projected demand for our flying services, required maintenance events and current market conditions. Our capital expenditures were typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the nine months ended September 30, 2025, we incurred an immaterial amount of capital expenditures. Because the airline operations and related maintenance programs remained with Air Wisconsin after the Aviation Disposition, we do not anticipate incurring any airline-related operating expenses or capital expenditures going forward.
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
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$(18,500)	$3,839	$(22,339)	(581.9%)
Net cash provided by (used in) investing activities	20,757	(4,165)	24,922	(598.4%)
Net cash used in financing activities	$(46)	$(13,711)	$13,665	(99.7%)
Net Cash Provided by (Used in) Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $18.5 million. We had a net loss for the period of $4.5 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $7.7 million, prepaid expenses and other of $6.7 million, spare parts and supplies of $0.7 million, sales lease receivable of $0.3 million, and operating lease right-of-use asset of $0.1 million, which were primarily offset by decreases in accounts payable of $7.5 million, the disposition of property and equipment of $6.7 million, accrued payroll and employee benefits of $5.9 million, contract liabilities of $4.2 million, non-cash gain on marketable securities of $2.9 million, receivables, net of $1.5 million, deferred and payable income taxes of $0.5 million, and other long-term liabilities of $0.3 million.
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
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2025, our net cash provided by investing activities was $20.8 million, primarily from the sale of marketable securities of $15.9 million, and proceeds from the disposition of assets of $7.3 million, which was partially offset by $2.2 million for the purchase of marketable securities.
During the nine months ended September 30, 2024, net cash used in investing activities was $4.2 million, of which approximately $2.9 million was for additions to property and equipment and $2.1 million was for the purchase of marketable securities. These amounts were partially offset by $0.6 million of proceeds from the disposition of property and equipment and $0.1 million of proceeds from the sale of marketable securities.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities was an immaterial amount used to repurchase shares of Harbor's common stock.
During the nine months ended September 30, 2024, net cash used in financing activities was $13.7 million, of which $10.7 million was used for the partial redemption of the Series C Preferred, $1.0 million was used to pay dividends on the Series C Preferred, and $2.0 million was used to repurchase shares of Harbor's common stock.
Commitments and Contractual Obligations
Operating Lease Obligations
As of September 30, 2025, Air Wisconsin had $1.7 million of operating lease obligations primarily related to certain training simulators and facilities.
The following table summarizes the future minimum lease payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of September 30, 2025:

Fiscal Year	Amount
October 2025 through December 31, 2025	$184
2026	727
2027	315
2028	148
2029	79
Thereafter	239
Total lease payments	$1,692
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
On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred were outstanding as of September 30, 2025 and September 30, 2024, and such shares did not have any impact on the calculation of diluted earnings per share as of such dates. In addition, following the conversion no dividends were declared or paid on the Series C Preferred.
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
Maintenance Commitments
As of September 30, 2025, Air Wisconsin was party to a non-exclusive heavy maintenance services agreement for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin. Since the maintenance program and related agreements remained with Air Wisconsin following the Aviation Disposition, we do not anticipate incurring any ongoing airline maintenance costs.
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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, as of September 30, 2025, the last day of the period covered by this Quarterly Report, our management, including our principal executive officer and our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as defined in Rule 15(d)-15(f) under the Exchange Act, described below.
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
Remediation of Material Weakness
With the oversight of the Audit Committee, throughout the three months ended September 30, 2025, our management continued to implement additional measures intended to improve our internal control over financial reporting with the objective of remediating the material weakness identified above, including (i) enhancing our internal process for the review and interpretation of accounting guidance as it applies to our capacity purchase agreements, and (ii) engaging new or additional knowledgeable third-party advisors with relevant experience in analyzing accounting guidance as it applies to complex commercial agreements, including determining the appropriate accounting for revenue derived from our capacity purchase agreements.
While we believe our efforts improved our internal control over financial reporting, remediation of the identified material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we concluded that the identified material weakness had not been fully remediated as of September 30, 2025. We cannot provide assurance that the remediation efforts we are implementing will be sufficient to remediate the identified material weakness or to avoid potential future material weaknesses or significant deficiencies.

Changes in Internal Control Over Financial Reporting (Through September 30, 2025)
Except for the remediation measures discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such legal proceedings, regulatory matters and other disputes or claims cannot be predicted with certainty, as of September 30, 2025, the Company believed that it was not a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the matters raised or the ultimate outcome, legal proceedings, regulatory matters, and other disputes or claims may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.
For additional information, please refer to Note 6, Commitments and Contingencies, in the condensed notes to the condensed consolidated financial statements in this Quarterly Report.
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
During the three months ended September 30, 2025, Harbor did not repurchase any shares of its common stock pursuant to the stock repurchase program or otherwise.
No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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