Form 10-K
period 2025-12-31
HARBOR DIVERSIFIED, INC.
filed 2026-10-09
CIK 899394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒ For additional information, please refer to the “Explanatory Note”
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐  No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of June 30, 2025, the last business day of the registrant’s second fiscal quarter for the year ended December 31, 2025, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the OTC Market, was approximately $10.7 million. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.
As of October 1, 2026, the registrant had 58,429,836 shares of common stock outstanding. The registrant does not have any class of securities registered pursuant to Section 12(b) or Section 12(g) of the Act.

DOCUMENTS INCORPORATED BY REFERENCE
None.

HARBOR DIVERSIFIED, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for our fiscal year ended December 31, 2025 (this "Annual Report") includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements relate to matters such as our business plans and strategies, trends impacting our business and industry, our consideration of strategic alternatives, liquidity, capital resources, investment strategies and other business, financial and operating information. Forward-looking statements include all statements that are not statements of historical facts, and can be identified by words such as “anticipate,” “approximately,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements. If those assumptions are incorrect or incomplete, our actual results may differ materially from those that we are currently expecting. Our actual results are subject to considerable risks and uncertainties, including without limitation:
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

EXPLANATORY NOTE
As previously disclosed on Forms 12b-25 filed with the Securities and Exchange Commission on May 18, 2026, and August 13, 2026, the registrant has not timely filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

PART I
ITEM 1.          BUSINESS
General

Harbor is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which, until January 9, 2026, was the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which operated as an air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leased flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provided flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets. As previously disclosed, on January 9, 2026, Harbor completed the last in a series of transactions pursuant to which it disposed of all of its aviation assets, including its membership interests in Air Wisconsin (the completion of all such transactions, collectively, the “Aviation Disposition”). For additional information, please refer to the sections titled “—Aviation Disposition” and “—Organizational Structure,” in Part I, Item 1, Business, in this Annual Report.

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

Business Overview

From its formation in 1965 until April 3, 2025, Air Wisconsin operated primarily as a regional airline affiliated with major airlines providing short and medium haul scheduled flights that connected smaller communities with larger cities and acting as a “feeder” for the major airlines’ domestic and international airline hubs. From March 2023 until April 3, 2025, Air Wisconsin provided regional airline services for American Airlines, Inc. (“American”) pursuant to a capacity purchase agreement (the “American capacity purchase agreement”) that it had entered into with American in August 2022. For the year ended December 31, 2025, a substantial portion of our operating revenue was derived from operations associated with the American capacity purchase agreement, even though that agreement terminated in April 2025. For the year ended December 31, 2024, substantially all of our operating revenue was derived from operations associated with the American capacity purchase agreement. As of December 31, 2025, Air Wisconsin owned a fleet of 54 CRJ-200 regional jets, manufactured by Bombardier, Inc.

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

During the first and second quarters of 2025, and, with respect to possible EAS operations, into the third quarter of 2025, Air Wisconsin continued to evaluate the viability of various business opportunities and strategic alternatives. However, following termination of the American capacity purchase agreement, Air Wisconsin’s level of flying was drastically reduced relative to the level of flying before the termination, and there were periods during which Air Wisconsin operated no flights. Air Wisconsin concluded that it was unlikely to be successful in executing on any of the strategies it was exploring. As a result, it (1) commenced a series of reductions in its workforce, (2) sold certain aircraft, engines and parts, and (3) closed certain operational facilities, all in an attempt to reduce operating expenses, generate cash proceeds, and slow the reduction in its cash reserves. In addition, Air Wisconsin experienced significant voluntary workforce attrition. Nevertheless, given the reduction in the number of flights following termination of the American capacity purchase agreement, Air Wisconsin’s expenses continued to significantly exceed its revenues, and Air Wisconsin anticipated that this situation could continue indefinitely.

Aviation Disposition

In the second and third quarters of 2025, Air Wisconsin began exploring other strategic alternatives, including the sale of its business or of substantially all of its assets, either in one transaction or a series of transactions. Management had discussions with several different parties and considered various proposals from interested parties, some of which were interested in acquiring Air Wisconsin’s U.S. Department of Transportation (the “DOT”) operating certificate and others of which were interested in acquiring some of Air Wisconsin’s aircraft, engines or other assets. The primary factors Air Wisconsin considered in analyzing various proposals included anticipated deal consideration, legal structure, expected tax implications, regulatory timing and impacts, and certainty of closing.

The strategic review process resulted in several sales of our aviation assets in the third and fourth quarters of 2025 and culminated in the sale of Air Wisconsin’s membership interests and all other remaining aviation assets on January 9, 2026. The aggregate consideration received in connection with the Aviation Disposition was approximately $125.9 million, consisting of $14.8 million for asset dispositions occurring during 2025 and $111.1 million in January 2026, subject to certain customary purchase price adjustments and the impact of required tax obligations which are estimated to be approximately $(0.2) million and $9.9 million, respectively.

After giving effect to the Aviation Disposition, neither Harbor nor any of its remaining subsidiaries has any material operating assets or infrastructure to support an airline, provided that we did retain certain non-operating assets from or related to its historical airline operations, which primarily relate to lease payments for a single aircraft, insurance claims, and state and federal tax refunds.

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

Personnel Shortages and Costs

Historically, the airline industry has experienced periodic shortages of qualified personnel, particularly pilots and mechanics. As flight demand increased throughout 2023 and 2024, these shortages became acute, particularly for regional airlines such as Air Wisconsin. This trend was due to a number of factors, including retirements and employees seeking opportunities at mainline and other carriers and in other industries. As a result of the pilot shortage and attrition, Air Wisconsin increased overall hourly pay for pilots and offered recruiting bonuses generally consistent with those offered by its competitors. In addition, the pilot shortage limited the number of revenue producing block hours that Air Wisconsin was able to provide under the American capacity purchase agreement in 2024 and early 2025. However, airline personnel costs are no longer relevant to us following the Aviation Disposition.

Our Business Strategy

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

Since our remaining assets are predominantly comprised of Liquid Assets, we could potentially be deemed an “investment company” pursuant to the Investment Company Act. Becoming an investment company would impose additional regulatory and disclosure requirements on us, compliance with which could be expensive and time-consuming. The Investment Company Act provides a number of exemptions, including a one-year safe harbor for companies that are seeking to acquire an operating business. We intend to avail ourselves of this exemption. If we are not able to meet the requirements of the exemption, we may be required to register as an investment company, seek the availability of a different exemption, or pursue an alternative strategy.

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

Historical Aircraft Fleet

As of December 31, 2025, Air Wisconsin owned 54 CRJ-200 regional jets, each of which was configured for single class seating. As a result of the Aviation Disposition, we no longer own any regional jets.

Historical Operating Data

The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	144,946	732,446	(587,500)	(80.2%)
Actual Block Hours	16,756	74,742	(57,986)	(77.6%)
Actual Departures	11,864	54,001	(42,137)	(78.0%)
Revenue Passenger Miles (“RPMs”) (in thousands)	112,178	607,135	(494,957)	(81.5%)
Average Stage Length (in miles)	264	278	(14)	(5.0%)
Contract Revenue Per Available Seat Mile (in cents)	45.69 ¢	27.63 ¢	18.06 ¢	65.4%
Passengers	417,911	2,154,829	(1,736,918)	(80.6%)

American Capacity Purchase Agreement

In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide up to 60 CRJ-200 regional jet aircraft for regional airline services for American. Air Wisconsin’s flights were marketed by American as American Eagle flights. In January 2025, American exercised its right under the American capacity purchase agreement to terminate the agreement, and the agreement terminated effective April 3, 2025, at which point all of Air Wisconsin's aircraft were removed from service for American. As of December 31, 2025, Air Wisconsin had no aircraft in service for American.
Under the American capacity purchase agreement, Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria.
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

Maintenance and Repairs

Airlines are subject to extensive regulation. As of December 31, 2025, Air Wisconsin had a Federal Aviation Administration (“FAA”) mandated and approved maintenance program. Aircraft maintenance and repair consisted of routine and non-routine maintenance, and work performed was divided into three general categories: line maintenance, heavy maintenance and component service. Air Wisconsin also outsourced certain aircraft, engine and other component maintenance functions. To procure these services, Air Wisconsin used competitive bidding among qualified vendors.

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

Major airlines typically selected regional airline partners based on the following criteria: aircraft type; ability to fly proposed schedules; availability of labor resources, including pilots; economic terms; aircraft and engine resources; financial resources; operational reliability; reputation; customer service levels; and other factors. As noted above, most major airlines are reducing or eliminating single class 50-seat aircraft from their fleets.

In the new markets that Air Wisconsin had explored entering, including charter operations and EAS markets, other competitors were larger, had more experience and had significantly greater financial and other resources than Air Wisconsin, which contributed to the difficulties Air Wisconsin faced in seeking to enter into these markets.

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

Insurance

At all times that Air Wisconsin was owned by AWAC, we maintained insurance policies we believed were of types customary for the airline industry and as required by the DOT and contracting parties. The policies principally provided liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; cybersecurity attacks; fire; auto; directors’ and officers’ liability; fiduciary liability; workers’ compensation and employer’s liability; and war risk (terrorism).

After giving effect to the Aviation Disposition, since we no longer have any material operating assets, we currently believe our insurance coverage is adequate. We will reevaluate our insurance coverage as strategic decisions are made and our business needs change.

Employees

As of December 31, 2025, Air Wisconsin had a total of approximately 233 employees, of which 139 were represented by unions. Non-union employees were mainly management and administrative staff. Information regarding employees represented by unions as of December 31, 2025 is included in the table below:

Union Groups	Number of Union Employees	Representative	Collective Bargaining Agreement Amendable Date
Pilots	40	Air Line Pilots Association, International	October 11, 2026
Flight Attendants	35	Association of Flight Attendants	October 1, 2022
Dispatchers	6	Transport Workers Union of America	April 12, 2028
Mechanics and Aircraft Cleaners	47	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2023
Clerical, Office, Fleet and Passenger Service	11	International Association of Machinists and Aerospace Workers AFL-CIO	September 20, 2022

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

After giving effect to the Aviation Disposition, we are no longer required to maintain a comprehensive airline safety and security program.

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

Environmental Regulation

Air Wisconsin was subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. As of December 31, 2025, and during the period from that date to the date of the Aviation Disposition, Air Wisconsin was not subject to any environmental cleanup orders or actions imposed by regulatory authorities.

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

Trademarks

Air Wisconsin, the Air Wisconsin logo, and its other registered or common law trade names, trademarks, or service marks appearing in this Annual Report are Air Wisconsin’s intellectual property. After giving effect to the Aviation Disposition, Air Wisconsin's intellectual property remained with Air Wisconsin.

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

Lotus Aviation Leasing, LLC

Lotus was established to acquire and lease flight equipment to Air Wisconsin to support its flight operations. As of December 31, 2025, Lotus owned 44 engines. After giving effect to the Aviation Disposition, Lotus no longer owns any engines, and its primary assets are cash and cash equivalents and marketable securities.

Air Wisconsin Funding LLC

AWF was established to provide flight equipment financing to Air Wisconsin. As of December 31, 2025, Air Wisconsin had no outstanding balance under a $35.0 million credit facility with AWF. As of the date of the filing of this Annual Report, no amounts are outstanding under the credit facility, which has expired, and no further funds are available to be borrowed thereunder. Currently, AWF’s primary assets are cash and cash equivalents and marketable securities.

Harbor Therapeutics, Inc.

Therapeutics is a non-operating entity with no material assets.

Corporate Information

Harbor is a Delaware corporation headquartered in Appleton, Wisconsin. It was originally formed in November 1992 as Initial Acquisition Corp. In March 1997, Initial Acquisition Corp. was merged with Hollis-Eden, Inc., becoming Hollis-Eden Pharmaceuticals, Inc. In February 2010, Hollis-Eden Pharmaceuticals, Inc. was merged with its wholly owned subsidiary and renamed Harbor BioSciences, Inc. In January 2012, Harbor acquired 80% of the issued and outstanding capital stock of AWAC from Amun LLC (“Amun”), and in January 2016, Harbor acquired the remaining 20% of the issued and outstanding capital stock of AWAC from Amun. In February 2012, Harbor BioSciences, Inc. was merged with its wholly owned subsidiary and renamed Harbor Diversified, Inc. AWAC owned all of the membership interests of Air Wisconsin until AWAC disposed of those interests in connection with the Aviation Disposition.

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

After giving effect to the Aviation Disposition, we no longer have any material operating assets and, in particular, no longer confront the risks of operating an airline. Therefore, the risk factors set forth below are limited to those we believe to be relevant from and after the date on which this Annual Report was filed, and we have not restated the risk factors related to our business and industry as they existed during the historical reporting periods covered by this Annual Report. For a discussion of the risks and uncertainties that were relevant to our business and industry during the historical reporting periods covered by this Annual Report, please refer to the section titled “Risk Factors” included in our prior SEC filings covering the relevant historical periods.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, please refer to “Cautionary Note Regarding Forward-Looking Statements,” in this Annual Report.

Investment Company Regulatory Risks

If Harbor is deemed to be an “investment company” under the Investment Company Act, it would need to register as an investment company and would become subject to substantial regulatory requirements unless an exemption from registration was available.

As a result of the Aviation Disposition, we no longer have any material operating assets, are not engaged in any operating business, and do not have any source of revenue from operations. Our primary assets consist of Liquid Assets. As such, we may be deemed to be an “investment company” under the Investment Company Act.

The activities of investment companies are restricted, including by restrictions on the nature of investments and the issuance of securities. In addition, investment companies may be subject to burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations, compliance with which can be expensive and time-consuming. Additionally, the business activities of a registered investment company are significantly constrained, which could limit the company’s ability to pursue certain strategic alternatives, including investments, acquisitions or other strategic transactions. If we were to determine that becoming an investment company was preferable to other options available to us, we would become subject to all of those restrictions and burdens. If we are deemed to be an investment company and are not able to avail ourselves of an exemption from the registration requirements of the Investment Company Act, but fail to register when required, we could be subject to regulatory sanctions and civil or criminal penalties, which could have a material adverse effect on our business, financial condition, and prospects.

We are currently relying on the transient investment company exemption under Rule 3a-2 of the Investment Company Act, which provides only temporary relief and is subject to significant conditions and limitations.

Rule 3a-2 under the Investment Company Act (“Rule 3a”) temporarily relieves certain issuers that are in transition to a non-investment company business due to the occurrence of an extraordinary event, such as the sale of all or substantially all of its operating assets, from the registration and other requirements of the Investment Company Act. We believe the Aviation Disposition, which was completed on January 9, 2026, constitutes such an extraordinary event for purposes of Rule 3a-2. That rule allows a “transient investment company” a grace period of one year from the earlier of (a) the date on which the company owns securities and/or cash having a value exceeding 50% of its total assets on either a consolidated or unconsolidated basis and (b) the date on which it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis (the “Transient Period") to become compliant with the Investment Company Act (the “Transient Investment Company Exemption”). If the Transient Period expires, and the Company then meets the definition of an "investment company" and no other exemption is available, it must register as an investment company.

For Harbor to avail itself of the Transient Investment Company Exemption, it must, among other things, have a bona fide intent to be engaged, as soon as reasonably possible, and in any event within one year of becoming a transient investment company, in a business other than that of investing, reinvesting, owning, holding or trading in securities, and that intent is required to be evidenced by an appropriate board resolution and the company’s business activities during the Transient Period. If Harbor is deemed to be an investment company, we believe we qualify for the Transient Investment Company Exemption and believe we have met, and will continue to meet, the requirements of the exemption. Harbor's board of directors has adopted a resolution confirming our intention to rely on the Transient Investment Company Exemption and confirming that we have met the requirements of the exemption. In furtherance of this determination, Harbor's board of directors has adopted an investment policy with the primary objectives of (1) ensuring the safety of capital and preservation of purchasing power, (2) preserving liquidity, (3) maintaining short-term maturities, and (4) managing towards reasonable rates of return in light of the other investment objectives. Consistent with the investment policy, our Liquid Assets are primarily invested in deposit accounts, money market funds, government-backed securities and similar investments.

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

There can be no assurance that we will satisfy the subjective bona fide intent requirement of the Transient Investment Company Exemption, that we will be able to consummate a strategic transaction within the Transient Period, or that we will be able to qualify for another exemption from the registration requirements of the Investment Company Act. Reliance on the Transient Investment Company Exemption may constrain our flexibility to make investments, pursue acquisitions or engage in joint ventures that involve securities as such actions could affect our investment asset ratios and jeopardize our ability to meet the exemption's conditions. Any actions taken to maintain an exemption from registration under the Investment Company Act, including any adjustment in our strategy, investments or assets could be costly and burdensome, and could prohibit us from pursuing certain strategies that may otherwise have resulted in enhanced stockholder value. If we are deemed to be an investment company and fail to comply with the registration requirements of the Investment Company Act, and are unable to avail ourselves of an applicable exemption, we could be subject to enforcement actions, regulatory sanctions, civil or criminal penalties and reputational harm.

We may have difficulty establishing that we are not engaged in activity meeting the definition of an investment company or that we otherwise qualify for a different exemption from registration under the Investment Company Act.

In order for us not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are not, and do not hold ourselves out as being, engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Other than the Transient Investment Company Exemption, there are limited exemptions available under the Investment Company Act that may apply to a company in our situation. The primary alternative to the Transient Investment Company Exemption is Section 3(b)(1) of the Investment Company Act (“Section 3(b)(1)”), which provides an exemption for any issuer primarily engaged in a business other than that of investing, reinvesting, owning, holding, or trading in securities. To qualify for an exemption under Section 3(b)(1), we would need to demonstrate that we are primarily engaged in a non-investment company business. If we are unable to complete a strategic transaction that results in our primary engagement in a non-investment company business and do not otherwise conduct our business activities outside the definition of an investment company and fail to qualify for an exemption from registration under the Investment Company Act, we may be deemed to be an investment company and subject to regulation under the Investment Company Act.

If we consummate a strategic transaction or operate a business in a manner such that we are not required to be registered as an investment company, our ability to invest our cash and cash equivalents may be restricted.

In order to avoid being required to register as an investment company under the Investment Company Act in the future, we must carefully manage the composition of our assets both with respect to our existing business and subsequent to any future strategic transaction. Specifically, we must ensure that we do not own “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of government securities and cash items). The term “investment securities” is broadly defined under the Investment Company Act and includes most securities other than securities issued by the U.S. government and securities issued by majority-owned subsidiaries that are not themselves investment companies. These restrictions may limit our ability to invest our cash and cash equivalents in a manner that could generate higher returns, and we may be required to hold assets in lower-yielding investments such as bank deposits, money market funds, and government securities. This limitation may result in lower returns on our assets compared to what might otherwise be achievable if we were not subject to these restrictions.

Investment Risks

We currently have no material operating assets and no operating business, and we may not be able to identify or successfully complete a suitable acquisition or other strategic transaction.

As a result of the Aviation Disposition, we currently have no material operating assets, are not engaged in any operating business, and do not have any source of revenue from operations. We may seek to identify and execute a strategic alternative that creates value for our stockholders, which may include investments in or acquisitions of one or more businesses, assets, technologies, joint ventures, or other strategic opportunities. Any such transactions could involve one or multiple investments or acquisitions, be in any number of industries or lines of business (which may or may not include the airline industry), and involve the use of cash, equity securities, or a combination thereof.

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

In addition, execution or oversight of strategic transactions may result in the diversion of management’s time and attention away from other aspects of our business and may present financial, managerial, operational and reporting risks, including disruptions in our business because of the allocation of resources to consummate these transactions.

With respect to acquisitions in particular, our failure to successfully structure or manage the transactions could have a material adverse effect on our financial condition and results of operations. The expected benefits of any acquisition may not be realized. In connection with any future acquisitions, we could face additional financial and operational risks beyond those described above, including, among other things, the dilution of our stockholders, if we issue equity to fund these transactions; reduced liquidity; the incurrence of indebtedness and associated debt service costs; assumption of operating losses, increased expenses and liabilities; discovery of unanticipated issues and liabilities; failure to meet expected returns; and difficulty in maintaining financial reporting and internal control processes.

Our cash and investments may decline in value, and we may not be able to generate sufficient returns to offset our ongoing expenses.

Our primary assets consist of Liquid Assets. Consistent with our investment policies, the Liquid Assets are primarily invested in deposit accounts, money market funds, government-backed securities, and similar investments, with the primary objectives of maintaining liquidity and preserving principal balances. These investments are subject to various risks. The value of our investments could decline due to changes in market conditions, rising or falling interest rates, defaults by issuers, or other factors beyond our control. Additionally, the returns on our investments may not be sufficient to offset our ongoing corporate expenses, including costs associated with maintaining our public company status, pursuing strategic alternatives, and compensating our management team. If our expenses exceed our investment returns over an extended period, the value of our Liquid Assets will decline, which would reduce the amount available for strategic transactions or pursuing other strategic opportunities, including the issuance of cash dividends to stockholders or share repurchases. Our investments will be subject to the following standard investment risks:

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

After giving effect to the Aviation Disposition, we have only a small number of employees, executive officers and advisors who manage our day-to-day affairs, oversee our remaining assets and obligations, evaluate strategic alternatives, and execute any transactions we may pursue. The loss of any of these key individuals could impair our ability to operate effectively and pursue our strategic objectives. Our limited personnel and resources may also limit the scope of opportunities we are able to evaluate and pursue, and the execution or oversight of strategic transactions may result in the diversion of management's time and attention away from other aspects of our business. Additionally, potential acquisition targets or business partners may have concerns about our limited operational infrastructure and personnel, which could make it more difficult for us to consummate strategic transactions.

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

General Risks

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

Investors should be aware that an active trading market for the common stock may never develop or be sustained, and that the delay in filing certain required periodic reports with the SEC could have a prolonged negative impact on the trading volume of the common stock. The absence of an active trading market for the common stock could result in additional volatility with respect to, and a further decline in, the trading price of the common stock. As a result of these and other factors, investors should also be aware that they may lose all or part of their investment.

The trading price of Harbor’s common stock has been and may continue to be volatile.

The trading price of Harbor’s common stock has been, and may continue to be, volatile. We believe Harbor’s stock price will be subject to wide fluctuations in response to a variety of factors, including the following:

•failing to meet the conditions of the Transient Investment Company Exemption or another exemption from the registration requirements of the Investment Company Act or being required to register as an investment company;
•actual or anticipated fluctuations in our financial condition, results of operations and liquidity position from period to period;
•actual or potential changes in economic conditions, recessionary concerns, interest rates, inflation and tariffs;
•completion of significant investments, acquisitions or other strategic transactions by us;
•threatened or actual litigation, regulatory inquiries or government investigations;
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

As of October 1, 2026 Harbor had 58,429,836 shares of common stock outstanding. As of the same date, Amun LLC (“Amun”) held 20,000,000 shares of Harbor’s common stock, representing approximately 34.2% of outstanding shares of Harbor's common stock, and Southshore Aircraft Holdings, LLC, through its affiliates (together, “Southshore”), held

16,500,000 shares of common stock, representing approximately 28.2% of the outstanding shares of Harbor's common stock. As a result, Amun and Southshore collectively control a majority of the voting power of Harbor’s outstanding common stock and, therefore, are able to exercise significant influence over the establishment and implementation of our business plans and strategic objectives, as well as to control all matters submitted to Harbor’s stockholders for approval, including certain strategic alternatives, such as a sale of the Company, registration as an investment company, liquidation, or a significant acquisition. These stockholders may manage our business in ways with which certain investors may disagree and may be adverse to their interests. In addition, there can be no assurance that any particular strategic transaction these stockholders approve will result in enhanced stockholder value. The significant concentration of ownership may also have the effect of delaying, deterring or preventing a liquidation or change in control transaction, depriving Harbor’s stockholders of an opportunity to receive a premium for their investment, or otherwise negatively affecting the trading price or trading volume of Harbor’s common stock.

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

Harbor is not currently in compliance with its reporting obligations under Section 15(d) of the Exchange Act because it has not timely filed all required periodic reports with the SEC. While Harbor currently intends to file all required periodic reports with the SEC and regain compliance with its reporting obligations, there can be no assurance as to the timing of making these required filings. Harbor’s failure to timely file all required periodic reports with the SEC, or to regain compliance with its reporting obligations, could have a number of adverse consequences, any of which could harm our business and financial results, including:

•Harbor's common stock may not be eligible for “regular way” trading on the OTC Markets or other trading platforms, which would continue to significantly limit the trading volume of the stock;
•we may be subject to delisting from any securities exchange or market place on which Harbor's common stock may be listed or quoted, and brokers may be unable or unwilling to make a market in the stock;
•we may be unable to use short-form registration statements for securities offerings, which could increase the cost of, and delay, future capital-raising activities;
•potential acquisition targets, business partners, or counterparties may be reluctant to enter into transactions with us due to concerns about our compliance with securities laws;
•we could be subject to SEC enforcement actions or civil litigation for failure to comply with our reporting obligations; and
•we may experience reputational harm that negatively impacts investor confidence in us.

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

Harbor’s certificate of incorporation and bylaws contain provisions that, among other things:

•prohibit the transfer of any shares of Harbor’s capital stock that would result in: (i) any person or entity becoming a “Five-Percent Stockholder” (as defined under Treasury Regulation Section 1.382-2T(g)) of Harbor’s then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity who is already a “Five-Percent Stockholder” of Harbor’s then-outstanding capital stock;
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

We have identified a material weakness in our internal control over financial reporting and there is a risk that our controls and procedures may not be effective going forward.

During the year ended December 31, 2025, we experienced an increased number of employee resignations due to the termination of the American capacity purchase agreement and resulting uncertainties in our business, as well as the reallocation of responsibilities among a limited number of personnel as we considered and focused on strategic alternatives. As a result, during that period, we had a limited number of personnel available to support our accounting and financial reporting functions, and to develop and maintain an effective system of controls and procedures. These conditions adversely impacted our ability to timely prepare, review and file our periodic reports. Specifically, as of December 31, 2025, we were not timely in filing our Annual Report on Form 10-K for the year ended December 31, 2024, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. As a result of our limited accounting and financial resources, our management identified a material weakness in our internal control over financial reporting as of December 31, 2025.

In addition, after giving effect to the Aviation Disposition, and as of the date of filing this Annual Report, we have a small number of employees, executive officers and advisors who manage our day-to-day affairs, oversee our remaining assets and obligations, evaluate strategic alternatives and execute any transaction we may pursue. As a result, we continue to have a limited number of employees with expertise in financial and accounting matters, and developing and maintaining a system of controls and procedures. These dynamics contributed to us not being timely in filing the periodic reports referenced above, as well as our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and may result in us not being timely in filing future periodic reports. There is significant risk that our disclosure controls and procedures and internal control over financial reporting will not be effective in future periods.

Our conclusion that we did not maintain effective internal control over financial reporting as of December 31, 2025, as well as a determination in any future period that our internal control over financial reporting, or our disclosure controls and procedures, are not effective, could cause investors to lose confidence in the accuracy and completeness of our financial reports, result in sanctions by the SEC or other regulatory authorities, and cause the trading price or volume of Harbor's common stock to decline. Any failure to achieve or maintain effective internal control over financial reporting or disclosure controls and procedures could inhibit our ability to accurately and timely report our financial condition or operating results, which could prevent us from completing acquisitions or entering into other strategic alternatives, restrict our access to the capital markets, and increase the risk of regulatory actions or litigation. We also face risks associated with the cost of establishing and maintaining effective controls and procedures. Ensuring we have adequate controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort.

Share repurchases could increase the volatility or decrease the trading price of Harbor’s common stock, and we cannot guarantee that share repurchases will enhance long-term stockholder value.

In March 2021 Harbor's board of directors adopted a stock repurchase program pursuant to which Harbor may repurchase shares of its common stock from time to time. From the inception of the program through March 31, 2025, Harbor purchased approximately 12.9 million shares of its common stock pursuant to the program. Due to its failure to timely file certain reports with the SEC, Harbor has not repurchased shares pursuant to the program since March 31, 2025. Although the board of directors has authorized the repurchase program, and Harbor has completed the purchase of shares of common stock, it does not obligate us to repurchase any additional dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. The additional number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price and volume of the common stock, our business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors.

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

In addition, as discussed above, we are in the process of considering strategic alternatives, which could include the implementation of various methodologies for repurchasing shares, including amendments to our stock repurchase program, the commencement of one or more tender offers, or privately negotiated repurchases. However, there can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of Harbor’s common stock may decline below the levels at which we repurchased shares. We cannot guarantee that share repurchases will enhance long-term stockholder value.

Harbor continues to be at risk of future securities class actions or other litigation.

Securities class action litigation may be instituted against public reporting companies following a decline in the price of a company’s securities, or as a result of declines in the value of securities within the market generally. As a result of our requirement to comply with Exchange Act reporting obligations, a significant amount of information is publicly available regarding our historical business and operations, financial condition and results of operations, and consideration of strategic alternatives. The availability of this information increases the risk of threatened or actual litigation, or other disputes, with our stockholders, current or former employees, or other constituents. For example, several class action lawsuits were filed against us relating to facts arising in connection with the restatement of our previously issued consolidated financial statements, and similar claims could be filed in the future. While the existing lawsuits were generally resolved in our favor, they resulted in the payment of significant legal fees. Future lawsuits could be filed against us relating to, for example, the Aviation Disposition or our decision to pursue certain strategic alternatives. If future lawsuits are filed against us, it may result in us incurring significant defense costs, being required to pay damages or settlement fees, and experiencing a diversion of management's attention, any of which could harm our business, financial condition and results of operations.

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
ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.       CYBERSECURITY
Cybersecurity Risk Management and Strategy
During the period covered by this Annual Report, Air Wisconsin's approach to mitigating information technology (“IT”) and cybersecurity risk was comprised of a range of activities with the primary objective of maintaining the confidentiality, integrity and availability of its critical IT Systems and information related to its business. Although IT

Systems are inherently vulnerable to interruption due to a variety of sources, Air Wisconsin aligned its cybersecurity risk management program, including our processes and controls, with certain applicable and relevant guidelines, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Air Wisconsin assessed its cybersecurity maturity against the NIST CSF’s core functions; however, this did not imply that it met any particular technical standards, specifications or requirements, only that it used the NIST CSF as a guide to help it identify, assess and manage cybersecurity risks relevant to its business.
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
During the period covered by this Annual Report, Air Wisconsin worked closely with accredited third-party cybersecurity firms to audit its security architecture. Air Wisconsin's Information Security Team, consisting of experienced cybersecurity professionals, was responsible for the day-to-day management of our cybersecurity risks, including directing its cybersecurity risk assessment processes, its security processes, and its response to cybersecurity incidents. For the year ended December 31, 2025, Air Wisconsin did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that had or were reasonably likely to materially affect it, including its operations or business strategy or our results of operations or financial condition. Air Wisconsin faced certain ongoing risks from cybersecurity threats that, if realized, could have materially adversely affected it, including its operations or business strategy or our results of operations or financial condition.
Cybersecurity Governance
We consider cybersecurity risk as critical to the enterprise and, prior to January 9, 2026, delegated the cybersecurity risk oversight function to Air Wisconsin. Certain individuals within Air Wisconsin, including its Vice President of Information Technology (“IT Management”) oversee the design, implementation and enforcement of our cybersecurity risk management program, including a cybersecurity policies and procedures manual. IT Management was supported by Air Wisconsin internal security staff and external experts as part of its continuing education on topics that impact public companies. Air Wisconsin's Vice President of Information Technology has more than 15 years of experience managing and leading IT and cybersecurity teams. IT Management was responsible for efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment. In the event of a breach or incident, the cybersecurity policies and procedures manual requires notification to Harbor's board of directors. If the board of directors were notified of a cybersecurity breach or incident, it would evaluate the scope and severity of the incident, oversee the response and remediation efforts and assess any disclosure obligations.
Following the Aviation Disposition, we engaged a third-party to manage our IT services, including the critical function of end-point protection and overall cybersecurity strategy.
ITEM 2.          PROPERTIES
Aircraft Fleet
As of December 31, 2025, Air Wisconsin owned 54 CRJ-200 regional jets manufactured by Bombardier, Inc., each of which was configured for single class seating. As a result of the Aviation Disposition, we no longer own any regional jets.

Facilities
In addition to aircraft, as of December 31, 2025, Air Wisconsin had offices and maintenance facilities to support its operations. All of Air Wisconsin’s material facilities held as of December 31, 2025 are summarized in the following table:

Type	Location	Ownership	Approximate Square Footage
Corporate Headquarters	Appleton, WI	Leased	20,140
Maintenance Hangar	Appleton, WI	Leased	37,200
Disaster Recovery Center	Appleton, WI	Leased	2,560
Maintenance Hangar	Milwaukee, WI	Leased	60,000
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
As previously disclosed, the Company and certain of our officers and directors were named as defendants in several lawsuits relating to facts arising in connection with the restatement of our consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. One of those matters was a consolidated putative class action complaint captioned Toft v. Harbor Diversified, Inc., et al., No. 24-C-556 (E.D. Wisc. 2024) (the “Class Action”). On January 31, 2025, the court dismissed the operative complaint for failure to state a claim upon which relief could be granted. Defendants subsequently moved for sanctions under Rule 11 of the Federal Rules of Civil Procedure against the plaintiffs and their law firms, including the Rosen Law Firm. On December 3, 2025, the court granted the motion for sanctions with respect to the Rosen Law Firm, finding that its complaint against the Company was frivolous, and entered judgment in favor of the defendants. The court awarded approximately $0.3 million of attorneys’ fees and costs, which was paid to the Company in June 2026.

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
The transfer agent and registrar for Harbor’s common stock is Equiniti Trust Company, LLC.
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
Unregistered Sales of Equity Securities
There were no unregistered sales of Harbor’s equity securities during the year ended December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 30, 2021, Harbor’s board of directors adopted a stock repurchase program pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act and in compliance with Rule 10b-18 under the Exchange Act and pursuant to which Harbor could repurchase up to $1.0 million of shares of its common stock from time to time during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, will depend on a number of factors, including the trading price and volume of the common stock, our business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors. Repurchases may be effected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason.
During the three months ended December 31, 2025, Harbor did not repurchase any shares of its common stock pursuant to the stock repurchase program or otherwise.
Harbor acquired an aggregate of 63,925 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2025, provided no shares were repurchased after March 31, 2025 due to its failure to timely file certain reports with the SEC. From the inception of the program through December 31, 2025, Harbor purchased approximately 12.9 million shares of its common stock pursuant to the program.
No “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Harbor acquired any shares of Harbor’s equity securities during the year ended December 31, 2025.
ITEM 6.          [RESERVED]
ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements, accompanying notes, and other financial information included in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and elsewhere in this Annual Report, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A.“Risk Factors” in this Annual Report.
General
Harbor Diversified, Inc. (“Harbor”) is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which, until January 9, 2026, was the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which operated as an air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leased flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provided flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets.
Following the Aviation Disposition (as defined below), neither Harbor nor any of its remaining subsidiaries has any material operating assets or active airline operations. Our remaining assets consist primarily of cash and cash equivalents, restricted cash and marketable securities (collectively, the “Liquid Assets”). We have a significant amount of Liquid Assets with no material indebtedness.
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
Unless otherwise indicated, the discussion below reflects our historical financial condition and results of operations for the year ended December 31, 2025, during which Air Wisconsin conducted airline operations under the American capacity purchase agreement (as defined below) through its termination in April 2025 and limited charter operations through the Aviation Disposition (as defined below). Our business operations and financial condition following the Aviation Disposition are materially different from our historical operations and financial condition reflected in the periods presented in this Annual Report, and such historical results should not be viewed as indicative of future performance.
Business Overview and Recent Developments
Aviation Disposition
As previously disclosed, on January 9, 2026, Harbor completed the last in a series of transactions pursuant to which it disposed of all of its aviation assets, including its membership interests in Air Wisconsin (the completion of all such transactions, collectively, the “Aviation Disposition”). The aggregate consideration received in connection with the Aviation Disposition was approximately $125.9 million, consisting of $14.8 million for asset dispositions occurring during 2025 and $111.1 million in January 2026, subject to certain customary purchase price adjustments and the impact of required tax obligations which are estimated to be approximately $(0.2) million and $9.9 million, respectively.

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
Historical Regional Airline Services and Supplemental Operations
Prior to the termination of the capacity purchase agreement entered into with American Airlines, Inc. (“American”) in August 2022 (the “American capacity purchase agreement”), our primary business strategy consisted of providing regional airline services under capacity purchase agreements with major airlines and certain other supplemental operations including charter flights. As of December 31, 2025, Air Wisconsin owned a fleet of 54 CRJ-200 regional jets, all of which were manufactured by Bombardier, Inc. Following the Aviation Disposition, the Company has no material operating assets.
Charter Flight Services
In the fourth quarter of 2024, Air Wisconsin began offering on-demand charter service within the contiguous United States. This service was seasonal in nature with a significant portion of charter flights provided to collegiate athletic teams, whose seasons typically end late spring or early summer and do not resume until fall. Although Air Wisconsin significantly increased its charter flying in the first half of 2025 due to the wind-down and termination of the American capacity purchase agreement, it became increasingly difficult to commit to a significant amount of charter flying in the second half of 2025 due to the evaluation of competing strategic alternatives.

Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer where such fare was calculated based on anticipated costs, including fuel and oil, landing fees, passenger screening fees, etc. As many of such costs were estimated, contracts included reconciliation language; however, under some circumstances such costs were borne by Air Wisconsin. The performance obligation was met and revenue was recognized upon completion of the flight. There were no credit losses recorded with respect to the charter services during the years ended December 31, 2025 and December 31, 2024, nor did the Company expect any such credit losses in the future since the expected revenues were provided in an escrow account prior to any such flights.
American Capacity Purchase Agreement
In August 2022, Air Wisconsin entered into the American capacity purchase agreement, pursuant to which Air Wisconsin agreed to provide regional airline services for American. Air Wisconsin commenced flying operations for American in March 2023. On January 3, 2025, in accordance with the American capacity purchase agreement, American delivered to Air Wisconsin notice of termination of the agreement, effective April 3, 2025. On that date, all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
Under the American capacity purchase agreement, Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria.
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

For additional information, please refer to the sections titled “American Capacity Purchase Agreement” in Part I, Item 1, Business, and Part I, Item 1A, Risk Factors, in this Annual Report, and Note 1, Summary of Significant Accounting Policies — Contract Revenues, Note 2, Capacity Purchase Agreement with American, and Note 15, Subsequent Events, in the notes to the audited consolidated financial statements in this Annual Report.
Federal and State Tax Refunds
Prior to its termination, a dispute arose under the capacity purchase agreement Air Wisconsin had entered into with United Airlines, Inc. in 2017, which dispute was resolved by arbitration and the issuance of a decision and award in February 2024 (the “United Arbitration Award”). We determined that, as a result of the United Arbitration Award, we would amend our 2021 and 2022 federal and state income tax returns to recover federal and state income taxes previously paid related to the disputed amounts. As a result, we recorded federal and state tax receivables of approximately $7.4 million in the aggregate related to the amendment of our 2021 and 2022 federal and state income tax returns. As of December 31, 2025, we had yet to receive $6.7 million related to the 2022 and 2021 amended tax returns and have also recorded a long-term interest receivable in the amount of $0.9 million related to the 2022 amended federal income tax return. The decrease in revenues and interest income also resulted in federal and state net operating losses as of December 31, 2022 and much of these losses remain available as of December 31, 2025, although the Company expects to fully utilize the federal net operating losses and a portion of the state net operating losses as a result of the Aviation Disposition. While we established valuation allowances against our deferred tax assets beginning with the year ended December 31, 2022 and continuing through the year ended December 31, 2024, as a result of the Aviation Disposition we reversed, in full, the valuation allowances against our federal deferred tax assets that were ordinary in nature as well as a portion of our valuation allowances against state deferred tax assets as of December 31, 2025. For additional information, please refer to Note 3, Income Taxes, in the notes to the audited consolidated financial statements in this Annual Report.
As of the date of this Annual Report, we continue to pursue collection of the anticipated federal and state income tax refunds described above. However, the timing and receipt of such funds remains subject to review by the applicable taxing authorities.
Alternative Business Strategies
Given the dynamics in the airline industry, including the decision by multiple major airlines to eliminate from their fleets single class 50-seat aircraft, such as those owned by Air Wisconsin, the Company realized that it was unlikely Air Wisconsin would be able to enter into a new capacity purchase agreement with a major airline to provide regional airline service. As a result, on January 10, 2025, Air Wisconsin announced a strategic realignment of its business strategies. As part of that contemplated realignment, Air Wisconsin began exploring various business opportunities, including (1) expanding its charter operations; (2) focusing on Essential Air Service Program markets; and (3) transitioning its prior relationship with American to a codeshare and interline relationship. These efforts did not lead to sustainable operations or positive financial results.
In the second and third quarters of 2025, Air Wisconsin began exploring other strategic alternatives, including the sale of its business or of substantially all of its assets, either in one transaction or a series of multiple transactions. Management had discussions with several different parties and considered various proposals from interested parties, some of which were interested in acquiring Air Wisconsin’s U.S. Department of Transportation (the “DOT”) operating certificate and others of which were interested in acquiring some of Air Wisconsin’s aircraft, engines or other assets. The primary factors Air Wisconsin considered in analyzing various proposals included anticipated deal consideration, legal structure, expected tax implications, regulatory timing and impacts, and certainty of closing. The strategic review process culminated in the Aviation Disposition.
Following the Aviation Disposition, we are evaluating potential strategic alternatives that may include investments in, or acquisitions of, one or more businesses, assets, technologies, joint ventures, or other strategic opportunities. Any such transactions could involve one or multiple investments or acquisitions, be in any number of industries or lines of business and involve the use of cash, equity securities, or a combination thereof. In addition, we may pursue other strategic alternatives, which could include, without limitation, the issuance of one or more cash dividends, share repurchases, tender offers, registration as an investment company, a liquidation, or other potential transactions. Until a strategic alternative is identified and completed, if at all, we expect our business to remain focused primarily on investment management, capital preservation, liquidity and the evaluation of potential opportunities.
Additionally, since our remaining assets are predominantly comprised Liquid Assets, we could potentially be deemed an “investment company” pursuant to the Investment Company Act of 1940, as amended, and the rules promulgated thereunder (the “Investment Company Act”). Becoming an investment company would impose on us additional regulatory and disclosure requirements, compliance with which could be expensive and time-consuming. The Investment Company Act provides a number of exemptions, including a one-year safe harbor for companies that are seeking to acquire an operating business. We are availing ourselves of this exemption. If we are not able to meet the requirements of the exemption, we may be required to seek the availability of a different exemption, register as an investment company, or pursue an alternative strategy.
Dependence on Investment Income
Following the Aviation Disposition, our primary assets consist of Liquid Assets. Consistent with our investment policies, those assets are primarily invested in deposit accounts, money market funds, government-backed securities, and similar investments, with the primary objectives of maintaining liquidity and preserving principal. Since we are no longer engaged in any operating business, and do not have any source of revenue from operations, our primary source of earnings for the foreseeable future is expected to be investment income generated from those assets. Accordingly, our future results of operations and cash flows are expected to be materially influenced by factors such as prevailing interest rates, the credit quality of counterparties, the composition and maturity of our investment portfolio, and broader macroeconomic conditions. Further, our investment returns must be sufficient to offset our ongoing corporate expenses, including costs associated with maintaining our public company status, pursuing strategic alternatives, and compensating our management team. To the extent our operating expenses exceed investment income over an extended period, our assets would decline, reducing the capital available for strategic transactions or other strategic opportunities.
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
Resignation and Appointment of Chief Financial Officer
As previously disclosed, Liam Mackay resigned from his position as Air Wisconsin’s Chief Financial Officer, effective September 5, 2025. On September 1, 2025, Gregg Garvey was appointed to serve as Air Wisconsin’s Senior Vice President, Chief Financial Officer, and Treasurer, effective immediately.

2025 Financial Highlights
The following financial highlights relate solely to our historical performance inclusive of our airline operations for the year ended December 31, 2025, and do not reflect our financial position following the Aviation Disposition on January 9, 2026.
For the year ended December 31, 2025, we had total operating revenues of $66.7 million, a 67.1% decrease, compared to $202.4 million for the year ended December 31, 2024. Net income for the year ended December 31, 2025 was $0.03 million, or net income of $0.00 per basic and diluted share, compared to net loss of $17.2 million, or net loss of $(0.36) per basic and diluted share, for the year ended December 31, 2024. For additional information, please refer to Note 11, Income (Loss) per Share and Equity, in the notes to the audited consolidated financial statements in this Annual Report.
American Capacity Purchase Agreement Revenues
In March 2023, Air Wisconsin commenced flying operations for American under the American capacity purchase agreement, at which time Air Wisconsin began recording contract revenues under that agreement. Contract revenues could take the form of fixed or variable receipts as further described below. Amounts Air Wisconsin received for completing its performance obligation in a particular period have been recorded as contract revenues in that period and were, prior to

Amendment No. 4 to the American capacity purchase agreement, generally variable in nature, such as revenues based on departures and block hours or the number of aircraft for which it received compensation on a daily basis. Other amounts received have been recognized in contract revenues in proportion to the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. The American capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes.
Because our flights under the American capacity purchase agreement provided distinct services that had the same pattern of transfer to the customer, which were satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services provided under the agreement represented a series of services that were accounted for as a single performance obligation. Therefore, our contract revenues were recognized when service was provided, and our performance obligation was met on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
Prior to its termination in April 2025, the American capacity purchase agreement provided for provisional cash payments each month based on a projected level of flying each month. Air Wisconsin subsequently reconciled these payments to the actual completed flight activity on a monthly basis. Flight operations began for American in March 2023 and ceased in April 2025, and all payments were subsequently reconciled to the actual completed flight activity.
Charter Service Revenues
Under the on-demand charter service, Air Wisconsin negotiated a fare for the charter operations with the customer where such fare was calculated based on anticipated costs, including fuel and oil, landing fees, and passenger screening fees. As most of such costs were estimated, contracts included reconciliation language; however, under some circumstances such costs were borne by Air Wisconsin. With the wind-down of the American capacity purchase agreement commencing in the first quarter of 2025, Air Wisconsin increased its availability for its charter flights operations, although such operations were reduced in the second half of 2025 due to competing strategic alternatives.
Contract Services and Other Revenues
Contract services and other revenue are not material and primarily consisted of maintenance services on two aircraft that were sold during 2025, aircraft rental revenue, and the sale of parts.
For additional information, please refer to the section titled “Critical Accounting Policies and Estimates — Revenue Recognition,” in Note 1, Summary of Significant Accounting Policies — Contract Revenues, and Note 2, Capacity Purchase Agreement with American in the notes to the audited consolidated financial statements in this Annual Report.
Operating Expenses
Our total operating expenses decreased $145.2 million, or 64.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in operating expenses was primarily related to the reduction in flying as a result of the termination of the American capacity purchase agreement on April 3, 2025. While the termination of the American capacity purchase agreement resulted in a significant reduction in expenses, during the remainder of 2025, the Company continued to incur a reduced level of operating expenses as it continued to maintain the infrastructure necessary to maintain a regional airline, while evaluating strategic alternatives. For additional information, please refer to the section titled “–Results of Operations—Operating Expenses” in this Annual Report.
Economic Conditions, Challenges and Risks Impacting Financial Results
Although the American capacity purchase agreement tended to have the effect of reducing Air Wisconsin’s exposure to certain risks and uncertainties, its operating and business performance during the years ended December 31, 2025 and December 31, 2024 were driven by various factors that typically affect regional airlines and the markets in which they operate, including factors that affect the broader airline and travel industries. The following key factors have historically materially affected operating performance and financial results. Following the termination of the American capacity purchase agreement in April 2025 and finally the Aviation Disposition on January 9, 2026, these factors are no longer directly relevant to our business, except and only to the extent that these factors affected Air Wisconsin's charter operations, which the Company determined to be immaterial.
Pilot Shortage. Air Wisconsin historically faced an industry-wide pilot shortage, which is the result of a number of factors, including personnel seeking opportunities with larger airlines where compensation may be substantially higher, the number of pilots at major airlines reaching retirement age, upward pressure on wages and bonuses at regional and other carriers and within other industries, and the proliferation of cargo and low-cost carriers that have increased demand for pilots. This limited the number of flights Air Wisconsin could fly under the American capacity purchase agreement. Following the wind down and termination of the American capacity purchase agreement and subsequent reductions in force, Air Wisconsin had difficulty retaining pilots needed for its alternative business strategies.
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
Unionized Labor. The airline industry is heavily unionized, and the wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2025, Air Wisconsin had approximately 233 employees, of which 139 were represented by unions. Because the unionized workforce and related labor agreements remained with Air Wisconsin following the Aviation Disposition, labor relations and collective bargaining agreements are no longer relevant to the Company.
Please refer to Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of the significant risks and uncertainties affecting our business and results of operations, and the trading price of Harbor's common stock.
Components of Our Results of Operations
The following discussion summarizes the key components of our consolidated statements of operations and reflects Air Wisconsin's airline operations prior to the Aviation Disposition. Following the Aviation Disposition, the airline-specific operating components are no longer directly relevant.
Operating Revenues
Our consolidated operating revenues consisted primarily of contract revenues from flight services for the year ended December 31, 2025.
Contract Revenues. Contract revenues during the twelve months ended December 31, 2025, and December 31, 2024, consisted of fixed monthly amounts per aircraft pursuant to the American capacity purchase agreement, along with the additional amounts received based on incentives and the number of departures and block hours flown. The number of aircraft we had in scheduled service and the number of block hours and departures we generated from our flights were the primary drivers of our contract revenues under the American capacity purchase agreement. As a result of the wind-down and termination of the American capacity purchase agreement, block hours decreased from 74,742 during the year ended December 31, 2024 to 16,756 during the year ended December 31, 2025, or by 77.6%, and departures decreased from 54,001 in 2024 to 11,864 in 2025, or by 78.0%.
Although a decrease in block hours and departures during the year ended December 31, 2025, compared to the year ended December 31, 2024, resulted in a decrease in variable revenues for the year ended December 31, 2025, compared to the year ended December 31, 2024, the decrease was offset by increased revenues in the first part of 2025 as a result of Amendment No. 4 (“Amendment No. 4”) to the American capacity purchase agreement. Amendment No. 4, executed in November 2024, increased fixed and incentive revenues available to Air Wisconsin, and shortened the period over which any remaining deferred revenues would be recognized due to the termination of the American capacity purchase agreement in April 2025. However, primarily as a result of the termination of the agreement on April 3, 2025, overall contract revenues from American decreased by $145.7 million, or 72.8%, to $54.5 million for the year ended December 31, 2025 compared to $200.2 million for the year ended December 31, 2024. Total contract revenues for the year ended December 31, 2025 included $4.2 million of contract revenues that were previously deferred under the American capacity purchase agreement, compared to $2.9 million of contract revenues recognized during the year ended December 31, 2024. Upon the termination of the American capacity purchase agreement on April 3, 2025, Air Wisconsin no longer had any aircraft in service for American.
As of December 31, 2025, the Company had no Contract liabilities, net on its consolidated balance sheets compared to Contract liabilities, net of $4.2 million as of December 31, 2024.
In the fourth quarter of 2024, Air Wisconsin began to offer on-demand charter services, which expanded in the first and second quarters of 2025. Although revenues from charter flights increased during the year ended December 31, 2025, it was not sufficient to offset the loss of revenue from the American capacity purchase agreement when compared to the year ended December 31, 2024. Charter services are seasonal in nature and most of Air Wisconsin's charter services were performed for collegiate athletic teams. For the year ended December 31, 2025, charter services revenues increased $9.6 million to $11.8 million, compared to $2.2 million for the year ended December 31, 2024, or 437.6%. Charter service revenues are recorded as part of Contract revenues in the consolidated statements of operations. For the year ended December 31, 2025 and December 31, 2024, charter revenues were 17.6% and 1.1%, respectively, of total operating revenues.
Contract Services and Other. During the year ended December 31, 2025, Air Wisconsin performed maintenance services on two aircraft that were sold in 2025. This service revenue was$0.4 million compared to no service revenue during the year ended December 31, 2024. Other revenues were immaterial and primarily consisted of aircraft rental revenue and the sales of parts to other airlines. These parts were sold at fair market value.
Operating Expenses
Our consolidated operating expenses consisted of the following items:
Payroll and Related Costs. Payroll and related costs primarily relate to wages, benefits and payroll taxes for all of Air Wisconsin’s employees, as well as costs related to lodging of our flight crews and crew training expenses.
Aircraft Fuel and Oil. Substantially all aircraft fuel and related fueling costs for flying under the American capacity purchase agreement were directly paid and supplied by American, and we did not record any revenue or expense for such fuel. We were responsible for the cost of aircraft oil under the American capacity purchase agreement, although that expense was not material. Following the termination of the American capacity purchase agreement in April 2025, all expenses for aircraft fuel, related fuel costs, and oil were borne by Air Wisconsin, provided that any such costs in support of Air Wisconsin's charter operations were included in estimated and reconciled costs paid by the charters.
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

Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets records the difference between the selling price of fixed assets and their basis for financial statement purposes. During 2025 the Company sold several aircraft and engines, along with other miscellaneous rotable parts, as it evaluated strategic alternatives after the termination of the American capacity purchase agreement. Gains recognized in 2024 were reclassified from Purchased Services and Other for comparability purposes.
Purchased Services and Other. Purchased services and other expense primarily includes information technology system costs, legal fees, professional and technical fees, insurance premiums, property taxes and other administrative expenses. The majority of insurance premiums and property taxes were pass-through costs to American prior to the termination of the American capacity purchase agreement.
Other (Expense) Income, Net
Interest and Dividend Income. Interest and dividend income primarily includes interest and dividends earned on our Liquid Assets. During the year ended December 31, 2025 the Company also recorded interest income on its long-term federal tax receivable resulting from the amendment of its 2022 federal income tax return.
Interest Expense. Interest expense in the year ended December 31, 2025 was immaterial.
Gain (Loss) on Marketable Securities, Short-term Restricted Investments (SESP), and Long-term Restricted Investments (SESP). The gain or loss reflects the change in the market value of our Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) and any gains or losses associated with their sales for the year ended December 31, 2025. For the year ended December 31, 2025, the Company recorded a gain on its Marketable securities of $2.0 million and a gain of $0.5 million on its Short-term restricted investments (SESP), and Long-term restricted investments (SESP) that are contained within the Supplemental Executive Savings Plan. The combined gain of $2.5 million is recorded as Gain on marketable securities, short-term restricted investments (SESP), and long-term restricted investments (SESP) in the consolidated statements of operations. For the year ended December 31, 2024, the Company recorded a gain on its Marketable securities and Long-term restricted investments (SESP) of $1.6 million, of which $0.6 million related to the Company's Long-term restricted investments (SESP). For additional information, please refer to Note 8, Retirement and Other Benefit Plans, in the notes to the audited consolidated financial statements in this Annual Report.
Other, Net. Other expenses include income (expense) derived from activities not classified in any other area of the consolidated statements of operations.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), who for the year ended December 31, 2025, was the President and Chief Executive Officer of Air Wisconsin, in deciding how to allocate resources and in assessing operating performance. Under Accounting Standards Codification Topic 280, Segment Reporting, for the year ended December 31, 2025, the Company has one reportable segment that is managed on a consolidated basis providing on-demand charter service and scheduled flight services for American under the American capacity purchase agreement, all within the contiguous United States and Canada.
Our CODM regularly evaluates the Company's consolidated net income (loss) to make decisions regarding resource allocation and performance assessment. Significant expenses that are regularly provided to the CODM for the Company's one reportable segment align with those presented on the consolidated statements of operations and are included within the reported measure of consolidated Net loss. Additionally, the measure of segment assets is reported on the consolidated balance sheets as Total assets.

Results of Operations
The following discussion reflects Air Wisconsin's airline operations prior to the Aviation Disposition. Our business operations and financial condition following the Aviation Disposition are materially different from our historical business operations and financial condition, and historical results should not be viewed as indicative of future performance.
Comparison of the Years Ended December 31, 2025 and December 31, 2024
We had an operating loss of $14.7 million for the year ended December 31, 2025, compared to an operating loss of $24.2 million for the year ended December 31, 2024. For the year ended December 31, 2025, we had a net income of $0.03 million compared to a net loss of $17.2 million for the year ended December 31, 2024.
The following table sets forth our major operational statistics and the associated percentage changes for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Operating Data:
Available Seat Miles (“ASMs”) (in thousands)	144,946	732,446	(587,500)	(80.2%)
Actual Block Hours	16,756	74,742	(57,986)	(77.6%)
Actual Departures	11,864	54,001	(42,137)	(78.0%)
Revenue Passenger Miles (“RPMs”) (in thousands)	112,178	607,135	(494,957)	(81.5%)
Average Stage Length (in miles)	264	278	(14)	(5.0%)
Contract Revenue Per Available Seat Mile (in cents)	45.69¢	27.63¢	18.06 ¢	65.4%
Passengers	417,911	2,154,829	(1,736,918)	(80.6%)
The decrease in ASMs, block hours, departures, passengers and RPMs during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to the termination of operations under the American capacity purchase agreement on April 3, 2025, and limited seasonal charter service opportunities. The average stage length decreased for the year ended December 31, 2025 because, although charter flights generally served longer routes than the regional routes flown under the American capacity purchase agreement, the number of charter flights flown in 2025 were significantly fewer than those flown under the American capacity purchase agreement. During the year ended December 31, 2025, the increase in contract revenue per available seat mile was primarily the result of higher contract rates under the American capacity purchase agreement as a result of Amendment No. 4, combined with higher contract rates related to charter operations, when compared to the year ended December 31, 2024.
Operating Revenues
The following table sets forth our operating revenues and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Operating Revenues ($ in thousands):
Contract Revenues	$66,227	$202,375	$(136,148)	(67.3%)
Contract Services and Other	450	8	442	5525.0%
Total Operating Revenues	$66,677	$202,383	$(135,706)	(67.1%)

Total operating revenues decreased $135.7 million, or 67.1% during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the wind down and termination of the American capacity purchase agreement. For additional information, please refer to Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
Operating Expenses
The following table sets forth our operating expenses and the associated dollar and percentage changes for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Operating Expenses ($ in thousands):
Payroll and Related Costs	$54,636	$122,102	$(67,466)	(55.3%)
Aircraft Fuel and Oil	1,064	340	724	212.9%
Aircraft Maintenance, Materials and Repairs	14,241	58,476	(44,235)	(75.6%)
Other Rents	3,259	6,698	(3,439)	(51.3%)
Depreciation, Amortization and Obsolescence	8,916	26,051	(17,135)	(65.8%)
Gain on disposal of fixed assets	(14,937)	(648)	(14,289)	2205.1%
Purchased Services and Other	14,247	13,567	680	5.0%
Total Operating Expenses	$81,426	$226,586	$(145,160)	(64.1%)
Our total operating expenses consist of the following items:
Payroll and Related Costs. Payroll and related costs decreased $67.5 million, or 55.3%, to $54.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The termination of the American capacity purchase agreement led to much lower flying levels resulting in decreases to pilot wages of $30.2 million, employee benefits of $6.3 million, maintenance wages of $6.0 million, non-operational and other union pay of $5.0 million, payroll taxes of $3.8 million, management wages of $7.0 million, crew rooms and transportation of $3.1 million, flight attendant wages of $1.9 million, per diem and meals expenses of $1.6 million, personnel expense of $1.6 million and dispatch wages of $0.9 million.
Aircraft Fuel and Oil. Aircraft fuel and oil costs increased $0.7 million, or 212.9%, to $1.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. Substantially all of the fuel costs incurred as a result of flying pursuant to the American capacity purchase agreement during the years ended December 31, 2025 and December 31, 2024 were directly paid to suppliers by American. Following the termination of the American capacity purchase agreement in April 2025, all aircraft fuel, related fuel costs, and oil costs were borne by Air Wisconsin, provided that any such costs in support of Air Wisconsin's charter operations were included in estimated and reconciled costs paid by the charters. As a result, the increase in aircraft fuel and oil was primarily driven by an increase in fuel costs and related taxes of $0.8 million, offset by a decrease in oil costs of $0.1 million.
Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs costs decreased $44.2 million, or 75.6%, to $14.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to reduced flying levels as a result of the termination of the American capacity purchase agreement on April 3, 2025. The decrease was primarily driven by decreases in airframe repairs of $30.3 million, airframe materials of $7.5 million, net scraps of $2.3 million, overhaul amortization of $2.2 million, freight expense of $0.9 million, engine repairs of $0.6 million, shop supplies of $0.2 million, and tools expense of $0.1 million.
Other Rents. Other rents expense decreased $3.4 million, or 51.3%, to $3.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily as a result of decreases in flight simulator rent of $3.0 million, and facilities rent of $0.4 million.

Depreciation, Amortization and Obsolescence. Depreciation, amortization and obsolescence expense decreased $17.1 million, or 65.8%, to $8.9 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was primarily due to decreases in depreciation expense for flight equipment of $16.5 million attributable to many of the aircraft reaching their salvage values along with the sale of some aircraft during 2025, lower depreciation on other equipment of $0.2 million and lower amortization expense of $0.4 million.
Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets increased $14.3 million, or 2,205.1%, to $14.9 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily due to the sale of six aircraft that resulted in a gain of $11.2 million, the sale of four engines resulting in a gain of $2.2 million, and the sale of miscellaneous rotable parts resulting in a gain of $0.9 million when compared to the year ended December 31, 2024 when there was only the sale of miscellaneous rotable parts.
Purchased Services and Other. Purchased services and other expense increased $0.7 million, or 5.0%, to $14.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to increases of $0.6 million in professional and technical fees, $0.4 million in ground handling expenses related to charter services, $0.3 million related to increases in our reserves for expected credit losses, and $0.3 million in parking costs related to inactive aircraft. These increases were partially offset by decreases in hull and liability insurance of $0.5 million, miscellaneous supplies of $0.2 million, data communication of $0.1 million, and employment advertising of $0.1 million.
Other (Expense) Income
Interest and Dividend Income. Interest and dividend income increased $1.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase in investment income earned on our Liquid Assets and the recording of interest income in the amount of $0.9 million related to the 2022 long-term federal tax receivable resulting from the amendment of the 2022 federal tax return.
Interest Expense. Interest expense was immaterial and remained relatively unchanged for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Gain on Marketable Securities, Short-term Restricted Investments (SESP), and Long-term Restricted Investments (SESP). Gain on marketable securities, short-term restricted investments (SESP), and long-term restricted investments (SESP) increased $1.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily as a result of an increase in the value of our marketable securities.
Other, Net. Other income and expense was immaterial and relatively unchanged for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Net Income (Loss)
Net income for the year ended December 31, 2025 was $0.03 million, or $0.00 per basic and diluted share, compared to net loss of $17.2 million, or $(0.36) per basic share and diluted share, for the year ended December 31, 2024. For additional information, please refer to Note 11, Income (Loss) Per Share and Equity, in the notes to the audited consolidated financial statements in this Annual Report.
The net income for the year ended December 31, 2025, when compared to the net loss for the year ended December 31, 2024, was largely driven by the improved economics of Amendment No. 4 to the American capacity purchase agreement in November 2024. However, as previously disclosed, American notified Air Wisconsin of its intent to terminate the American capacity purchase agreement in January 2025 and the resulting expense that was necessary to maintain the infrastructure of a regional airline as we considered strategic alternatives was offset only by revenue from on-demand charter flights throughout the first half of 2025 and the gains on the sales of aircraft and engines in the second half of 2025 Further, as the result of the Aviation Disposition, the Company also reversed its federal valuation allowances on deferred tax assets and partially reversed its valuation allowances on state deferred tax assets, resulting in an increased income tax benefit of $5.6 million when comparing the year ended December 31, 2025 to the year ended December 31, 2024.

Income Taxes
In the year ended December 31, 2025, our effective tax rate was 100.4%, compared to 6.4% in the year ended December 31, 2024. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our deferred tax assets. The primary driver of the effective tax rate difference between 2025 and 2024 was the reversal of federal valuation allowance against deferred tax assets that were ordinary in nature due to the Aviation Disposition.
We recorded an income tax benefit of $6.8 million and $1.2 million for the years ended December 31, 2025 and December 31, 2024, respectively.
The income tax benefit for the year ended December 31, 2025 resulted in an effective tax rate of 100.4%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an decrease in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in valuation allowances recorded against deferred tax assets that are capital in nature. In addition to the state effective tax rate impact, other state impacts include changes in state apportionment and statutory rates.
The income tax provision for the year ended December 31, 2024 resulted in an effective tax rate of 6.4%, which differed from the U.S. federal statutory rate of 21.0%, primarily due to the impact of state income taxes, permanent differences between financial statement and taxable income, and an increase in the valuation allowances recorded against federal and state deferred tax assets that were ordinary in nature, partially offset by a decrease in valuation allowances recorded against deferred tax assets that were capital in nature. In addition to the state effective tax rate impact, other state impacts included changes in state apportionment and statutory rates.
As of December 31, 2025, and December 31, 2024 we had federal net operating loss carryforwards of approximately $47.7 million and $25.5 million, respectively, and state net operating loss carryforwards of approximately $44.6 million and $26.0 million, respectively. The state net operating losses expire beginning in 2032, with some states having either longer expiration periods or none at all.
With the exception of two states requiring the processing of the amended federal return before the filing of the state amended return, the Company has filed amended 2021 and 2022 federal and state income tax returns as a result of the United Arbitration Award and the restatement of the previously issued consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. The 2021 amended income tax returns are expected to result in federal and state tax refunds of approximately $0.3 million and $0.1 million, respectively. The 2022 amended income tax returns are expected to result in federal and state tax refunds of approximately $6.5 million and $0.6 million, respectively. During 2025 the Company received the 2021 federal tax refund of $0.3 million. The majority of the anticipated 2021 and 2022 state tax refunds are recorded in Receivables, net in the consolidated balance sheets. Based on recent communication with the IRS regarding the 2022 amended federal tax return, we have reclassified the federal income tax receivable related to the 2022 amended federal tax return in the amount of $6.5 million to a long-term asset as of December 31, 2025. The Company also recorded an interest income receivable of $0.9 million related to the 2022 federal amended tax return refund in Other long-term assets. State tax refunds of $0.3 million related to 2022 state tax returns that cannot be filed without the acceptance of the 2022 federal amended return are also classified as long-term assets. These federal and state amounts are recorded in Other assets in the long-term section in the consolidated balance sheets for the year ended December 31, 2025. The filing of the 2022 federal amended tax return also resulted in a net operating loss carryforward to 2023 of approximately $14.9 million, and various state net operating loss carryforwards to 2023 totaling approximately $14.2 million. Those net operating loss amounts are reflected in the net operating loss amounts noted in the previous paragraph.
For additional information, please refer to Note 3, Income Taxes, in the notes to the audited consolidated financial statements in this Annual Report.

Liquidity and Capital Resources
Historical Operational Performance
During the year ended December 31, 2025, our liquidity was primarily driven by Air Wisconsin's airline operations. Air Wisconsin’s departures and block hours in the years ended December 31, 2025 and December 31, 2024 were below pre-COVID-19 levels, initially as a result of the industry-wide pilot shortage and then as a result of the wind down and termination of the American capacity purchase agreement in April 2025. Our operational performance near the end of 2024 was also impacted by Amendment No. 4 to the American capacity purchase agreement which provided for fewer block hours than our crew capabilities. On January 9, 2026, we consummated the Aviation Disposition. As a result, we no longer conduct airline operations and our future liquidity is materially different from the historical operating periods discussed below.
Historical Sources and Uses of Liquidity
Historically, our principal sources of liquidity were our cash and cash equivalents balances, our marketable securities and Air Wisconsin’s cash flows from operations. As of December 31, 2025, our Cash and cash equivalents balance was $13.5 million and we held $37.0 million of Marketable securities. This compares to Cash and cash equivalents of $15.0 million and Marketable securities of $97.0 million as of December 31, 2024. As a result of the sale of certain marketable securities on December 31, 2025 and as a result of our policy election to record the sale of the marketable securities based on the trade date, a Due from broker receivable was established in the amount of $49.9 million as of December 31, 2025. This amount was reinvested in marketable securities upon the settlement of the trade in early January 2026.
Restricted Cash
As of December 31, 2025, in addition to our cash and cash equivalents, the Company had $0.6 million in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secured the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Historical Operating Expenses and Capital Expenditures
Historically, Air Wisconsin required cash to fund its operating expenses and working capital requirements, which included outlays for capital expenditures, labor, and maintenance costs. During the ordinary course of business, we would evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect changes in labor costs, projected demand for our flying services, required maintenance events and current market conditions. Our capital expenditures were typically used to acquire or maintain aircraft and flight equipment for Air Wisconsin. During the year ended December 31, 2025, we incurred $0.5 million in capital expenditures primarily related to purchases of rotable parts. Because the airline operations and related maintenance programs remained with Air Wisconsin after the Aviation Disposition, we do not anticipate incurring any airline-related operating expenses or capital expenditures going forward.
Aviation Disposition
We received aggregate gross consideration of approximately $125.9 million as a result of the Aviation Disposition, consisting of $14.8 million for asset dispositions occurring during 2025 and $111.1 million in January 2026, subject to certain customary purchase price adjustments and the impact of required tax obligations which the Company has estimated to be approximately $(0.2) million and $9.9 million, respectively. As a result, our primary sources of liquidity now consist of our Liquid Assets, and we no longer generate operating cash flows from airline activities.
Material Cash Requirements
In connection with the Aviation Disposition, we have incurred certain material cash requirements, which we have funded or expect to fund from our Liquid Assets. We estimate that federal and state income taxes resulting from the Aviation Disposition will be approximately $9.9 million, of which $5.5 million had been paid as of the date of this Annual Report, with the remainder expected to be paid in connection with our 2026 estimated tax payments and income tax returns. In addition, in January 2026, upon the closing of the Aviation Disposition, we paid transaction bonuses to certain officers and employees totaling, in the aggregate, approximately $4.3 million. Other than these items and our ongoing corporate expenses described below, we do not have any material cash requirements from known contractual or other obligations.

Ongoing Liquidity Considerations
After giving effect to the Aviation Disposition, our primary sources of liquidity now consist of our Liquid Assets. Since we are no longer engaged in any operating business, and do not have any source of revenue from operations, our primary source of earnings for the foreseeable future is expected to be investment income generated from the Liquid Assets. Our investment returns must be sufficient to offset our ongoing corporate expenses, including costs associated with maintaining our public company status, pursuing strategic alternatives, and compensating our management team. We believe the Liquid Assets are sufficient to meet our liquidity requirements for at least the next 12 months from the date of this filing.
Our stockholders should be aware that, following the Aviation Disposition, we are not engaged in an operating business and our ability to create stockholder value will depend to a large extent on our ability to generate investment income and our potential execution of strategic alternatives.
For additional information, please refer to Part I, Item 1A, Risk Factors, in this Annual Report.
Cash Flows
The following table presents information regarding our cash flows for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash (used in) provided by operating activities	$(32,299)	$13,285	$(45,584)	(343.1%)
Net cash provided by (used in) investing activities	$30,833	$(5,339)	$36,172	677.5%
Net cash used in financing activities	$(46)	$(13,858)	$13,812	99.7%
Net Cash (Used in) Provided by Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $32.3 million. We had net income during the period of $0.03 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $10.2 million, receivables, net of $4.2 million, sales-lease receivable of $0.6 million, spare parts and supplies of $0.5 million and operating lease right-of-use assets of $0.2 million, which were offset by decreases for gains on the disposition of property of $14.9 million, accounts payable of $9.5 million, deferred income taxes of $6.5 million, contract liabilities of $4.2 million, payments under the supplemental executive savings plan of $3.2 million, accrued payroll and employee benefits of $5.9 million, gains on marketable securities, short-term restricted investments, and long-term restricted investments of $2.0 million, other long-term liabilities of $1.0 million, prepaid expenses and other of $0.4 million, and income taxes payable of $0.3 million.
During the year ended December 31, 2024, net cash provided by operating activities was $13.3 million. We had a net loss during the period of $17.2 million. Net cash flows were further adjusted for increases in cash primarily related to depreciation, amortization and obsolescence of $29.6 million, accounts payable of $2.5 million, contract liabilities of $1.1 million, accrued payroll and employee benefits of $0.9 million, and prepaid expenses and other of $0.6 million, which were offset by decreases for accounts receivable of $1.8 million, deferred income taxes of $1.4 million, gain on Marketable securities and Long-term restricted investments of $1.0 million, gain on the disposition of property of $0.6 million, spare parts and supplies of $0.6 million, and sales-lease receivable of $0.4 million.
Net Cash (Used in) Provided by Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities was $30.8 million, of which approximately $19.6 million was from sales of marketable securities and $16.0 million was from the disposition of property and equipment, offset by $4.3 million for purchases of marketable securities and $0.5 million for additions to property and equipment.
During the year ended December 31, 2024, net cash used in investing activities was $5.3 million, of which approximately $6.0 million was from sales of marketable securities and $0.8 million was from the disposition of property and equipment, offset by $9.2 million for purchases of marketable securities and $2.9 million for additions to property and equipment.
Net Cash Used in Financing Activities
During the year ended December 31, 2025, net cash used in financing activities was less than $0.1 million, reflecting repurchases of Harbor's common stock.
During the year ended December 31, 2024, net cash used in financing activities was $13.9 million, reflecting $10.7 million for the redemption of Harbor's Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”), $2.1 million for the repurchase of Harbor's common stock and $1.1 million of dividends paid on the Series C Preferred.
Commitments and Contractual Obligations
Operating Leases
As of December 31, 2025, Air Wisconsin had $1.5 million of operating lease obligations primarily related to facilities.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of December 31, 2025:

Fiscal Year	Amount
2026	$727
2027	315
2028	148
2029	79
2030	60
Thereafter	179
Total lease payments	$1,508
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
Because the Series C Preferred was conditionally redeemable, it was classified as temporary or "mezzanine" equity in the financial statements prior to its conversion and redemption in June 2024. Prior to its conversion and redemption it was presented at redemption value as mezzanine equity outside of the stockholder's equity section of the consolidated balance sheets.

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
Debt and Credit Facilities
Payroll Support Program
Beginning in April 2020, Air Wisconsin entered into a series of agreements with respect to payroll support from the U.S. Department of Treasury (“Treasury”) under a program provided by the Coronavirus Aid, Relief, and Economic Security Act. Under the first of those agreements, Air Wisconsin received approximately $42.2 million. In September 2020, the Treasury commenced a routine audit in connection with Air Wisconsin’s receipt of funds under that agreement. Although Treasury's review of payments made to Air Wisconsin may be ongoing, Air Wisconsin does not believe that it will be required to repay any amount to the Treasury.
City of Milwaukee Industrial Development Bond
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as Long-term investments in the consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $1,852 and $2,084 as of December 31, 2025 and December 31, 2024, respectively. The hangar, hangar lease, and related bond remained with Air Wisconsin following the Aviation Disposition.
Maintenance Commitments
As of December 31, 2025, Air Wisconsin was party to a non-exclusive heavy maintenance services agreement for certain maintenance, repair and modification services with respect to airframes owned or operated by Air Wisconsin. The agreement was subject to certain escalation of labor rates and had a term that had been extended through September 2026. Since the maintenance program and related agreements remained with Air Wisconsin following the Aviation Disposition, we do not anticipate incurring any ongoing airline maintenance costs.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that would have or are reasonably likely to have a material current or future effect on our financial condition, results of operations or liquidity.
Seasonality
Our results of operations during the year ended December 31, 2025, and for any interim period were not necessarily indicative of our results for the entire year because the airline industry is subject to seasonal fluctuations, including those relating to holiday and summer travel schedules, changes in weather patterns and natural disasters, as well as fluctuations associated with changes in general economic conditions, including fuel prices, interest rates, inflation, discretionary spending and consumer confidence. Following the Aviation Disposition, we are no longer engaged in airline operations and do not expect our future results to be subject to related seasonal trends.
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
Revenue Recognition
Historically, we derived substantially all of our revenue from capacity purchase agreements with major airlines. In performing an analysis of the American capacity purchase agreement within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), each issued by the Financial Accounting Standards Board (“FASB”), we determined that a portion of the payments we received under the agreement that was designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” was considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreement was considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, we determined the non-lease component to be the predominant component of the capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement has been accounted for under ASC 606.
Because our flights under the American capacity purchase agreement provided distinct services that had the same pattern of transfer to the customer, which were satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services provided under the American capacity purchase agreement represented a series of services that were accounted for as a single performance obligation. Therefore, our contract revenues were recognized when service was provided and our performance obligation was determined on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
Under the American capacity purchase agreement, Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. The agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes.
As discussed above, under the American capacity purchase agreement, Air Wisconsin was paid a fixed amount per aircraft per day for each month during the term of the agreement. Accordingly, during the year ended December 31, 2025, Air Wisconsin recognized $4.2 million of fixed revenues that were previously deferred, compared to recognition of $2.9 million of fixed revenues that were previously deferred in the year ended December 31, 2024.
Following the Aviation Disposition on January 9, 2026, we do not have any material operating assets and are not engaged in any operating business. Revenue recognition considerations related to airline operations are no longer applicable to our financial condition and therefore we do not anticipate revenue recognition to be a critical accounting policy in future years.
Long-Lived Assets
As of December 31, 2025, we had approximately $37.5 million of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we made estimates about the expected useful lives of the assets, the expected residual values of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. We also made a determination as to the asset group to be tested and whether the enterprise level is the appropriate level for such testing. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets, a significant adverse change in the extent or manner in which long-lived assets (asset group) are being used, and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we grouped similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. In the Company's situation the lowest level for which identifiable cash flows are available is at the enterprise level. Substantially all of our operating long-lived assets remained with Air Wisconsin following the Aviation Disposition, and impairment considerations related to airline operations are no longer applicable to our financial condition. As such, we do not anticipate that long-lived assets will be a critical accounting policy in the future.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2022. With a few exceptions, the Company is no longer subject to state or local income tax examinations for the years prior to 2021. As of December 31, 2025, the Company had no outstanding tax examinations.
Upcoming Accounting Pronouncements
For information about upcoming accounting pronouncements, please refer to Note 1, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.
Stock Repurchase Program
In March 2021, Harbor’s board of directors adopted a stock repurchase program pursuant to which Harbor could initially repurchase up to $1.0 million of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1.0 million per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depend on a number of factors, including the trading price and volume of the common stock, the Company’s business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors. Repurchases may be effected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason.
Harbor acquired an aggregate of 63,925 shares of its common stock pursuant to the stock repurchase program during the year ended December 31, 2025. From the inception of the program through December 31, 2025, Harbor has purchased approximately 12.9 million shares of its common stock pursuant to the program. Due to its failure to timely file certain reports with the SEC, Harbor has not repurchased shares pursuant to the program since March 31, 2025.
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In December 2023, Air Wisconsin prepaid all of its outstanding debt including accrued interest. Since then, the Company has had no outstanding debt. Accordingly, we do not have exposure to interest rate risk associated with borrowings. However, following the Aviation Disposition, our assets primarily consist of our Liquid Assets. As a result, we are exposed to market risk related to our investment portfolio. We are subject to interest rate risk and market risk associated with changes in prevailing interest rates. Increases in interest rates may reduce the fair value of fixed-income securities that we hold, while decreases in interest rates may reduce the yields on newly invested funds and on funds reinvested at maturity.
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
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024, and the Report of Independent Registered Public Accounting Firm, are included in this Annual Report as set forth in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Harbor Diversified, Inc. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harbor Diversified, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Milwaukee, Wisconsin
October 9, 2026

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands, except share amounts and per share values)

As of December 31,	2025	2024
Assets
Current Assets
Cash and cash equivalents	$13,517	$14,952
Restricted cash	590	667
Marketable securities	37,041	97,018
Due from broker	49,921	—
Receivables, net	3,155	7,380
Short-term restricted investments (SESP)	1,127	—
Sales lease receivable, net	952	470
Spare parts and supplies, net	4,946	5,399
Contract costs	—	146
Prepaid expenses and other	1,276	1,891
Total Current Assets	112,525	127,923
Property and Equipment
Flight property and equipment	233,686	257,280
Ground property and equipment	8,787	8,858
Less accumulated depreciation and amortization	(204,936)	(217,938)
Net Property and Equipment	37,537	48,200
Other Assets
Operating lease right-of-use asset	3,123	6,233
Intangibles	5,300	5,300
Long-term sales lease receivable, net	—	1,060
Long-term deferred tax asset	5,972	—
Long-term investments	4,275	4,275
Long-term restricted investments	—	3,797
Other	8,640	7,662
Total Other Assets	27,310	28,327
Total Assets	$177,372	$204,450
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets (in thousands, except share amounts and per share values)

Year ended December 31,	2025	2024
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,021	$13,557
Accrued payroll and employee benefits	6,499	12,415
Deferred compensation liability (SESP)	1,127	—
Current portion of operating lease liability	645	2,934
Other accrued expenses	63	61
Contract liabilities, net	—	4,190
Income taxes payable	—	312
Total Current Liabilities	12,355	33,469
Other Liabilities
Long-term promissory note	4,275	4,275
Deferred tax liability	—	557
Long-term operating lease liability	661	1,237
Long-term deferred compensation (SESP)	—	3,823
Other	1,286	2,278
Total Long-Term Liabilities	6,222	12,170
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common Stock, $0.01 par value, 100,000,000 authorized; 71,981,140 shares issued at December 31, 2025 and December 31, 2024, and 58,429,836 and 58,493,761 shares outstanding at December 31, 2025 and December 31, 2024, respectively.	720	720
Additional paid-in capital	285,573	285,573
Retained deficit	(105,864)	(105,894)
Treasury stock	(21,634)	(21,588)
Total Stockholders’ Equity	158,795	158,811
Total Liabilities and Stockholders’ Equity[1]	$177,372	$204,450
1As of March 31, 2024, the Series C Convertible Redeemable Preferred Stock was classified as Mezzanine Equity. For additional information, please refer to Note 11, Income (Loss) per Share and Equity.
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except share amounts and per share values)

Year ended December 31,	2025	2024
Operating Revenues
Contract revenues	$66,227	$202,375
Contract services and other	450	8
Total Operating Revenues	66,677	202,383
Operating Expenses
Payroll and related costs	54,636	122,102
Aircraft fuel and oil	1,064	340
Aircraft maintenance, materials and repairs	14,241	58,476
Other rents	3,259	6,698
Depreciation, amortization and obsolescence	8,916	26,051
Gain on disposal of fixed assets	(14,937)	(648)
Purchased services and other(1)	14,247	13,567
Total Operating Expenses	81,426	226,586
Loss From Operations	(14,749)	(24,203)
Other Income (Expense)
Interest and dividend income	5,619	4,314
Interest expense	(10)	(9)
Gain on marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP)	2,534	1,557
Other, net	(126)	(8)
Total Other Income	8,017	5,854
Net Loss Before Taxes	(6,732)	(18,349)
Income Tax Benefit	(6,762)	(1,174)
Net Income (Loss)	30	(17,175)
Preferred stock dividends(2)	—	1,092
Net income (loss) available to common stockholders	$30	$(18,267)
Basic income (loss) share	$—	$(0.36)
Diluted income (loss) per share	$—	$(0.36)
Weighted average common shares:
Basic	58,435,746	50,738,144
Diluted	58,435,746	50,738,144
See accompanying notes to consolidated financial statements.

[1]Includes $390 of related party expense. Please refer to Note 9, Related Party Transactions, for further details.
[2]Preferred stock is held by a related party. Please refer to Note 9, Related Party Transactions, for further details.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (in thousands)

	Mezzanine Equity - Series C Convertible Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Repurchased Stock	Amount	Additional Paid-In Capital	Retained Deficit	Cost of Repurchased Stock	Total Stockholders’ Equity
Balance, December 31, 2023	4,000	$13,200	43,126	12,355	$555	$284,340	$(88,719)	$(19,532)	$176,644
Net loss	—	—	—	—	—	—	(17,175)	—	(17,175)
Preferred stock dividends	—	—	—	—	—	(1,092)	—	—	(1,092)
Series C preferred stock conversion	(755)	(2,490)	16,500	—	165	2,325	—	—	2,490
Series C preferred stock redemption	(3,245)	(10,710)	—	—	—	—	—	—	—
Repurchased stock	—	—	(1,132)	1,132	—	—	—	(2,056)	(2,056)
Balance, December 31, 2024	—	$—	58,494	13,487	$720	$285,573	$(105,894)	$(21,588)	$158,811
Net income	—	—	—	—	—	—	30	—	30
Repurchased stock	—	—	(64)	64	—	—	—	(46)	(46)
Balance, December 31, 2025	—	$—	58,430	13,551	$720	$285,573	$(105,864)	$(21,634)	$158,795
See accompanying notes to consolidated financial statements.

Harbor Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

Year ended December 31,	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$30	$(17,175)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization and obsolescence allowance	8,916	26,051
Amortization of engine overhauls	1,310	3,527
Deferred income taxes	(6,529)	(1,426)
Gain on disposal of fixed assets	(14,937)	(648)
Gain on marketable securities	(2,027)	(1,015)
Changes in operating assets and liabilities:
Accounts receivable	4,225	(1,788)
Sales lease receivable	578	394
Spare parts and supplies	453	(589)
Prepaid expenses and other	(363)	613
Operating lease right-of-use asset	211	228
Accounts payable	(9,532)	2,510
Accrued payroll and employee benefits	(5,916)	920
Other accrued expenses	2	(6)
Income taxes payable	(312)	312
Contract liabilities	(4,190)	1,106
Payments under Deferred compensation liability (SESP)	(3,226)	—
Other long-term liabilities	(992)	271
Net Cash (Used in) Provided by Operating Activities	(32,299)	13,285
Cash Flows from Investing Activities
Additions to property and equipment	(494)	(2,900)
Proceeds on disposition of property and equipment	16,044	839
Purchase of marketable securities	(4,303)	(9,232)
Sale of marketable securities	19,586	5,954
Net Cash Provided by (Used in) Investing Activities	30,833	(5,339)
Cash Flows from Financing Activities
Dividends paid on preferred stock	—	(1,092)
Series C stock redemption	—	(10,710)
Repurchase of common stock	(46)	(2,056)
Net Cash Used in Financing Activities	(46)	(13,858)
Decrease in Cash, Cash Equivalents and Restricted Cash	(1,512)	(5,912)
Cash, Cash Equivalents and Restricted Cash, beginning of year	15,619	21,531
Cash, Cash Equivalents and Restricted Cash, end of year	$14,107	$15,619
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
Harbor is a non-operating holding company that is the parent of a consolidated group of subsidiaries, including AWAC Aviation, Inc. (“AWAC”), which, until January 9, 2026, was the sole member of Air Wisconsin Airlines LLC (“Air Wisconsin”), which operated as an air carrier. Harbor is also the direct parent of three other subsidiaries: (1) Lotus Aviation Leasing, LLC (“Lotus”), which leased flight equipment to Air Wisconsin, (2) Air Wisconsin Funding LLC (“AWF”), which provided flight equipment financing to Air Wisconsin, and (3) Harbor Therapeutics, Inc. (“Therapeutics”), which is a non-operating entity with no material assets.
Aviation Disposition
As a result of the termination of the American capacity purchase agreement and the consideration of strategic alternatives, as further discussed in the Description of Operations section below, on January 9, 2026, Harbor completed the last in a series of transactions pursuant to which it disposed of all of its aviation assets, including its membership interests in Air Wisconsin (the completion of all such transactions, collectively, the “Aviation Disposition”) for which it received approximately $125,900 in the aggregate, consisting of $14,800 for asset dispositions occurring during 2025 and $111,100 in January 2026, subject to certain customary purchase price adjustments and the impact of required tax obligations which are estimated to be approximately $(203) and $9,933, respectively. After giving effect to the Aviation Disposition, neither Harbor nor any of its remaining subsidiaries has any material operating assets or infrastructure to support an airline, provided that the Company did retain certain non-operating assets, which primarily relate to lease payments for a single aircraft, insurance claims, and state and federal tax refunds.
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
Description of Operations
Prior to April 3, 2025, the Company operated as a regional airline with principal lines of business focused on (1) providing regional and other air services through Air Wisconsin (airline business), (2) acquiring flight equipment for the purpose of leasing the equipment to Air Wisconsin, and (3) providing flight equipment financing to Air Wisconsin. For approximately two years prior to April 3, 2025, the Company provided these services pursuant to a capacity purchase agreement entered into between Air Wisconsin and American Airlines, Inc. ("American") in August 2022 (the “American capacity purchase agreement”). In addition to the services it provided under the American capacity purchase agreement, Air Wisconsin began offering on-demand charter service within the contiguous United States in the fourth quarter of 2024. This service was seasonal in nature with a significant portion of charter flights provided to collegiate athletic teams, whose seasons typically end in late spring or early summer and do not begin again until fall.
The American capacity purchase agreement terminated on April 3, 2025. As part of the wind-down schedule delivered by American in connection with the termination of the agreement, 15 aircraft were removed from service in March 2025, with the remaining aircraft removed from service for American on April 3, 2025. As of December 31, 2025, Air Wisconsin had no aircraft in service under the American capacity purchase agreement. Following the termination of the American capacity purchase agreement, Air Wisconsin no longer operated as a regional air carrier, but it did continue its charter operations.

The Company also explored alternative business strategies, including the sale and lease of assets. But, since these efforts did not lead to sustainable operations or positive financial results, the Company commenced the Aviation Disposition.
For additional information, please refer to Note 2, Capacity Purchase Agreement with American, and Note 15, Subsequent Events.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), who for the year ended December 31, 2025, was the President and Chief Executive Officer of Air Wisconsin, in deciding how to allocate resources and in assessing operating performance. Under Accounting Standards Codification Topic 280, Segment Reporting, for the year ended December 31, 2025, the Company had one reportable segment that was managed on a consolidated basis providing on-demand charter service and scheduled flight services for American under the American capacity purchase agreement, all within the contiguous United States and Canada.
Our CODM regularly evaluates the Company's consolidated net income (loss) to make decisions regarding resource allocation and performance assessment. Significant expenses that are regularly provided to the CODM for the Company's one reportable segment align with those presented on the consolidated statements of operations and are included within the reported measure of consolidated Net loss. Additionally, the measure of segment assets is reported on the consolidated balance sheets as Total assets.
Contract Revenues
For the years ended December 31, 2025 and December 31, 2024, approximately 81.7% and 98.9%, respectively, of the Company’s operating revenues were derived from operations associated with the American capacity purchase agreement.
In performing an analysis of the American capacity purchase agreement within the framework of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) and Accounting Standards Codification Topic (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that a portion of the payments it received under the agreement that was designed to reimburse Air Wisconsin for use of a certain number of aircraft, which is referred to as “right of use,” was considered lease revenue. All other revenue received by Air Wisconsin under the capacity purchase agreement was considered non-lease revenue. After consideration of the lease and non-lease components, within the context of ASC 842, the Company determined the non-lease component to be the predominant component of the capacity purchase agreement and elected a practical expedient to not separate the lease and non-lease components. Therefore, all compensation received by Air Wisconsin pursuant to the American capacity purchase agreement, prior to its termination in April 2025, had been accounted for under ASC 606.
Because Air Wisconsin's flights under the American capacity purchase agreement provided distinct services that had the same pattern of transfer to the customer, which were satisfied over time with the measure of progress for each flight deemed to be substantially the same, the flight services provided under the American capacity purchase agreement represented a series of services that were accounted for as a single performance obligation. Therefore, contract revenues were recognized when service was provided and the performance obligation was determined on a per completed flight basis. The performance obligation of each completed flight was measured using departures.
Under the American capacity purchase agreement, Air Wisconsin was entitled to receive certain payments based on the number of aircraft covered under the agreement, block hours, departures and certain performance metrics. Air Wisconsin received $17,946 and $86,114, for the years ended December 31, 2025 and December 31, 2024, respectively, related to flying based on block hours and departures. The American capacity purchase agreement also provided for the reimbursement to Air Wisconsin of certain direct operating expenses, such as certain insurance premiums and property taxes. Air Wisconsin was also eligible to receive bonus compensation, and was required to pay rebates, upon the achievement of, or failure to achieve, certain pre-established performance criteria. In November 2024, Air Wisconsin and American entered into Amendment No. 4 to the American capacity purchase agreement (“Amendment No. 4”) which, among other things (i) resolved certain disputes with respect to the interpretation of American's payment obligations under the American capacity purchase agreement, (ii) accelerated the right of each of Air Wisconsin and American to terminate the American capacity purchase agreement for convenience, (iii) modified the way in which compensation rates and bonus and rebate reconciliations were made, (iv) modified the total number of aircraft and total number of hours for which Air Wisconsin received payment, and (v) provided for certain incentive payments made by American to Air Wisconsin.
Prior to the termination of the American capacity purchase agreement, American made provisional cash payments to Air Wisconsin based on a projected level of flying. These provisional cash payments were subsequently reconciled with American based on actual completed flight activity on a monthly basis. As of December 31, 2025 and December 31, 2024, American owed Air Wisconsin $— and $3,395, respectively, which is recorded in Receivables, net, in the consolidated balance sheets. As of the date of this filing, all payments under the American capacity purchase agreement have been reconciled.
Air Wisconsin was eligible under the American capacity purchase agreement, as amended by Amendment No. 4, to receive bonus payments, and was required to pay rebates, upon the achievement of, or failure to achieve, certain performance criteria primarily based on flight completion, on-time performance, and customer satisfaction ratings. At the end of each month or quarter, Air Wisconsin calculated the bonus amounts achieved, or rebates payable, during that period and recognized revenue accordingly, subject to the variable constraint guidance under ASC 606. For the years ended December 31, 2025 and December 31, 2024 Air Wisconsin recorded $4,500 and $3,638 respectively, in incentive amounts under the American capacity purchase agreement.
Under the American capacity purchase agreement, as amended by Amendment No. 4, Air Wisconsin was entitled to receive from American a fixed daily amount for each aircraft covered under the agreement. Because the fixed daily amounts for each aircraft covered under the agreement were specifically related to the performance obligation completed during the period, they were recognized in contract revenues in the period in which the applicable flights were completed. During the years ended December 31, 2025 and December 31, 2024, Air Wisconsin recorded $16,029 and $81,619, respectively, of fixed daily revenues under the American capacity purchase agreement which are included as part of Contract revenues in the consolidated statements of operations.
Under the American capacity purchase agreement, Air Wisconsin was also entitled to be reimbursed for certain startup costs, such as livery changes to the aircraft, to prepare the aircraft for American flight services that it recognized as non-refundable upfront fee revenue. Prior to the termination of the American capacity purchase agreement in April 2025, Air Wisconsin had incurred $3,998 in reimbursable costs. In accordance with GAAP, the Company recognized revenue related to the total estimated non-refundable upfront fee revenue on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the year ended December 31, 2025 and December 31, 2024, Air Wisconsin recognized $753 and $2,741, respectively, of non-refundable upfront fee revenues that were previously deferred. As of December 31, 2025 and December 31, 2024, Air Wisconsin deferred $— and $753, respectively, in non-refundable upfront fee revenues under the American capacity purchase agreement. Air Wisconsin’s deferred revenues related to the non-refundable upfront fee revenues under the American capacity purchase agreement were adjusted over the remaining contract term, based on the actual expenses incurred that were reimbursed and recognized based on the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. As of December 31, 2025 there were no longer any deferred upfront fee revenues due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, deferred non-refundable upfront fee revenues in the amount of $753 were netted as part of Contract liabilities, net in the consolidated balance sheets.
Under the American capacity purchase agreement, Air Wisconsin also received a monthly support fee and was reimbursed for heavy maintenance expenses based on the fixed covered per aircraft per day rate over the term of the agreement. In addition, amendments to the American capacity purchase agreement entered into in February 2023 and November 2023 (“Amendment No. 1” and “Amendment No. 3”, respectively) provided for a one-time payment, as well as revised compensation rates, to assist Air Wisconsin with pilot compensation and retention. Amendment No. 4 provided payment for a fixed number of aircraft through the term of the American capacity purchase agreement. In accordance with GAAP, the Company recognized revenue related to the monthly support fee, heavy maintenance revenue, and one-time pilot compensation assistance payment on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the years ended December 31, 2025 and December 31, 2024, Air Wisconsin recognized $7,299 and $10,990, respectively, of revenue related to these amounts. As of December 31, 2025 and December 31, 2024, revenues related to the anticipated heavy maintenance reimbursements and one-time pilot compensation assistance payment in the amounts of $— and $2,688 were netted as part of Contract liabilities, net, respectively. As of December 31, 2025 and December 31, 2024, revenues related to the monthly support fee in the amounts of $— and $1 were netted as part of Contract liabilities, net, and Long-term contract liabilities, net, respectively. Air Wisconsin’s Contract liabilities, net and Long-term contract liabilities, net related to the one-time pilot compensation assistance payment, estimated monthly support fee and heavy maintenance revenue adjusted over the remaining contract term, based on the actual reimbursement of the monthly support fee and heavy maintenance revenue and on the number of flights actually completed in each reporting period relative to the number of flights that were completed in subsequent periods during the remainder of the term of the agreement.
Under the American capacity purchase agreement, Air Wisconsin was eligible to receive a block hour minimum and fixed daily amount for aircraft when flying scheduled by American did not meet minimum thresholds based on Air Wisconsin's crew availability. Since the start of flying under the American capacity purchase agreement in March 2023, in all periods prior to the three months ended June 30, 2024, American had met such minimum thresholds and thus no minimum payments were received. Considering Amendment No. 4, during the twelve months ended December 31, 2025 and prior to the termination of the American capacity purchase agreement, Air Wisconsin received $362 related to the block hour and crew availability minimums, compared to $9,508 received during the twelve months ended December 31, 2024. In accordance with GAAP, the Company recognized revenue related to the total block hour and crew availability minimums on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remaining term of the agreement. Accordingly, during the twelve months ended December 31, 2025, Air Wisconsin recognized $2,820 of revenues for block hour and crew availability minimums compared to $7,050 for the year ended December 31, 2024. As of December 31, 2025, there were no revenues related to the block hour and crew availability minimums netted as part of Contract liabilities, net in the consolidated balance sheets compared to $2,458 as of December 31, 2024. Air Wisconsin’s block hour and crew availability minimums that were netted as part of Contract liabilities, net on the consolidated balance sheets were adjusted over the remaining contract term, based on the actual revenues that were received and recognized based on the number of flights that were completed in the period relative to the number of flights that were expected to be completed in subsequent periods during the remainder of the term of the agreement.
Air Wisconsin received an incentive payment upon the execution of Amendment No. 4. Additionally, Air Wisconsin received an incentive payment related to the wind-down of the American capacity purchase agreement in conjunction with the final payment owed to Air Wisconsin by American following the termination of the American capacity purchase agreement. The Company recognized revenue from such incentive payments proportionately over the departures actually completed and expected to be completed during the remainder of the term of the American capacity purchase agreement. For the years ended December 31, 2025 and December 31, 2024, the Company recognized $4,301 and $1,699, respectively, of revenues for such incentive payments. As of December 31, 2025 there were no longer any deferred incentive revenues related to Amendment No. 4 due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, revenues related to the Amendment No. 4 incentive payments in the amount of $3,301 were netted as part of Contract liabilities, net in the consolidated balance sheets and were adjusted over the remaining contract term in proportion to the number of flights completed in the period relative to the number of flights that were expected to be completed over the remaining term of the American capacity purchase agreement.
Additionally, Amendment No. 4 modified the total number of aircraft under the American capacity purchase agreement for which Air Wisconsin received a fixed daily amount per aircraft per day (“fixed aircraft payment”) for periods beginning in October 2024 through the end of the term of the American capacity purchase agreement. During the year ended December 31, 2025, Air Wisconsin received $9,496 related to the fixed aircraft payments. In accordance with GAAP, the Company recognized revenue related to the fixed aircraft payments on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights that were expected to be completed during the remaining term of the American capacity purchase agreement. Accordingly, during the years ended December 31, 2025 and December 31, 2024, Air Wisconsin recognized $4,486 and $5,009, respectively, of revenues related to the fixed aircraft payments. As of December 31, 2025 there were no longer any fixed aircraft payments that were deferred due to the termination of the American capacity purchase agreement in April 2025. As of December 31, 2024, revenues related to the fixed aircraft payments in the amounts of $5,009 were netted as part of Contract liabilities, net in the consolidated balance sheets. Air Wisconsin’s fixed aircraft payment revenues were netted as part of Contract liabilities, net on the consolidated balance sheets were adjusted over the remaining contract term in proportion to the number of flights that were completed in the period relative to the number of flights that were expected to be completed over the remaining term of the American capacity purchase agreement.
During the years ended December 31, 2025 and December 31, 2024 there were $4,190 and $662, respectively, of revenues recognized that were previously recorded as Contract liabilities, net. There were no outstanding contract assets or liabilities related to the American capacity purchase agreement as of December 31, 2025.

On January 3, 2025, American delivered notice to Air Wisconsin of its election to terminate the American capacity purchase agreement. The agreement terminated on April 3, 2025, and contract revenues have not been recorded under that agreement since then.
In the fourth quarter of 2024, Air Wisconsin also began offering on-demand charter service. Under this service, Air Wisconsin negotiated a fare for the charter operations with the customer where such fare was calculated based on anticipated costs, including fuel and oil, landing fees, passenger screening fees, etc. As many of such costs were estimated contracts included reconciliation language; however, under some circumstances such costs were borne by Air Wisconsin. The performance obligation was met and revenue was recognized upon completion of the flight. For the years ended December 31, 2025 and December 31, 2024, charter revenues were $11,760 and $2,187, respectively, representing 17.6% and 1.1%, respectively, of total operating revenues. As of both December 31, 2025 and December 31, 2024, the Company had no contract liability outstanding with respect to charter service and had $330 and $635, respectively, recorded as part of Accounts receivable, net on the consolidated balance sheet. There were no credit losses recorded with respect to the charter services during the years ended December 31, 2025 and December 31, 2024, nor did the Company expect any such credit losses in the future since the expected revenues were provided in an escrow account prior to any such flights.
Contract Services and Other Revenues
Other revenues primarily consist of the aircraft services, sales of parts to other airlines and aircraft lease payments. Following completion of the sale of the two aircraft in the third quarter of 2025, the Company agreed to perform certain maintenance services with respect to the aircraft. The Company recorded service revenues of $377, accounting for 0.6% of total operating revenues during the year ended December 31, 2025 compared to no service revenues during the year ended December 31, 2024. The sales of parts and aircraft lease payments were immaterial during the periods presented. The transaction price for these other revenues generally is fair market value.
Cash and Cash Equivalents
Money market funds and investments and deposits with an original maturity of three months or less when acquired are considered cash and cash equivalents.
Restricted Cash
As of December 31, 2025 and December 31, 2024, the Company had restricted cash balances of $590 and $667, respectively. A portion of the balance secured a credit facility for the issuance of letters of credit guaranteeing the performance of Air Wisconsin’s obligations under certain lease agreements, airport agreements and insurance policies. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition. The remaining portion is cash held for the repurchase of shares under Harbor’s stock repurchase program. For additional information, please refer to Note 7, Commitments and Contingencies, and Note 14, Stock Repurchase Program.
Allowance for Credit Losses
The Company monitors publicly available credit ratings for entities for which the Company has a significant credit balance. The Company determined that its receivables for the year ended December 31, 2025 were primarily the result of its charter services, insurance-related receivables and tax related refunds. The charter receivables are placed in escrow prior to the performance of services and the other receivables are payable by governmental entities or companies the Company believes to be credit-worthy. Accordingly, the Company has not recorded an allowance for credit losses related to these receivables.
The Company historically maintained, and continues to maintain, an allowance for expected credit losses primarily related to employee receivables. The allowance for expected credit losses was $4 and $5 as of December 31, 2025 and December 31, 2024, respectively. The Company will continue to monitor its financial instruments for expected credit losses.
In December 2023, Air Wisconsin entered into a sale-type lease for one of its aircraft. The resulting Sales lease receivable was evaluated under ASC 326 resulting in an allowance for credit losses of $743 and $333 for the years ended December 31, 2025 and December 31, 2024, respectively. For additional information, please refer to Note 6, Sales-type Lease.

Marketable Securities and Long-term Restricted Investments (SESP)
The Company's equity security investments, consisting of exchange-traded funds and mutual funds, are recorded at fair value based on quoted market prices (Level 1) in Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) in the consolidated balance sheets, in accordance with the guidance in Accounting Standards Codification Topic 321, Investments-Equity Securities, with the change in fair value during the period included in the consolidated statements of operations. For additional information, please refer to Note 1, Summary of Significant Accounting Policies - Fair Value of Financial Instruments.
As of December 31, 2025 the fair value of the Company's Marketable securities and Short-term restricted investments (SESP) was $38,168. As of December 31, 2024, the fair value of the Company's Marketable securities and Long-term restricted investments (SESP) was $100,815. For additional information refer to Note 1, Summary of Significant Accounting Policies - Due from broker and Summary of Significant Accounting Policies - Supplemental Executive Savings Plan (“SESP").
The calculation of net unrealized gains that relate to Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) held as of December 31, 2025 and December 31, 2024 is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net gains recognized during the period on equity securities	$2,534	$1,557
Less: Net gains (losses) recognized during the period on equity securities sold during the period[1]	—	—
Unrealized gains recognized during the period on equity securities held as of the end of the period	$2,534	$1,557
(1)Although Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) were sold during the years ended December 31, 2025 and December 31, 2024, any gains or losses resulting from such sales are immaterial due to the nature of the securities held and the fact that the securities have been marked to market as of the end of the prior reporting period.
Short-term restricted investments (SESP) and Long-term restricted investments (SESP) reflect the assets held in the supplemental executive savings plan (the “SESP”). The SESP was terminated on January 9, 2026, in connection with the Aviation Disposition. For additional information, please refer to Note 1, Summary of Significant Accounting Policies — Supplemental Executive Savings Plan (“SESP”).
Due from Broker
From time-to-time the Company may sell marketable securities for tax planning purposes or to meet liquidity needs. The Company accounts for purchases and sales of marketable securities on a trade-date basis. Accordingly, securities sold are derecognized on the trade date, and any related gain or loss is recognized on that date. Proceeds from sales of securities that have not settled as of the balance sheet date are recorded as Due from broker. As of December 31, 2025 and December 31, 2024, amounts Due from broker were $49,921 and $—, respectively. Amounts due from broker are converted to cash upon settlement and are reflected as cash flows from investing activities in the period in which settlement occurs. Because settlement of the trade did not occur until after December 31, 2025, it represents a non-cash transaction as of December 31, 2025. The cash proceeds from the sale of marketable securities at the end of December 2025 were reinvested in marketable securities upon cash settlement in January 2026. For additional information, please refer to Note 12, Supplemental Cash Flow Information.
Receivables, net
As of December 31, 2025 and December 31, 2024, the Company had a Receivables, net balance of $3,155 and $7,380, respectively. The table below sets forth the major categories that make up the balances:

	December 31, 2025	December 31, 2024
Trade receivables	$330	$4,030
Insurance and warranty claim receivables	2,126	1,985
Federal and state tax receivables	211	680
Other industry related receivables	492	690
Allowance for expected credit losses	(4)	(5)
Receivables, net	$3,155	$7,380
Other industry related receivables include employee receivables related to such items as uniforms and relocation expenses, transactions with our unions, and credits from vendors. The balance of trade receivables was $1,187 as of December 31, 2023.
Spare Parts and Supplies
Spare parts and supplies included an inventory of expendable parts and miscellaneous aircraft supplies stated at average cost less an obsolescence allowance. The Company provided for an allowance for obsolescence after considering a number of factors, including the useful life of the aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. This allowance was based on management estimates and was subject to change. Expendable parts were charged to expense at average cost when used. Expendable parts that were repairable were returned to inventory at the average cost of comparable parts, less a reserve for scrap. Supplies were stated at average cost. In December 2025, the Company sold the entirety of its spare parts and supplies inventory related to an old fleet type for an immaterial amount. An allowance in the amount of $5,356 had been established for this inventory and it had a carrying value of $— at the time of its sale. The inventory allowance was $11,764 and $17,120 as of December 31, 2025 and December 31, 2024, respectively. The entirety of the inventory of Spare parts and supplies, net was sold as part of the Aviation Disposition on January 9, 2026.
The Company, from time to time, consigned certain of its spare parts and supplies to third parties for sale. Title of any such parts or supplies remained with the Company until a sale was made. To the extent the Company consigned any such spare parts and supplies, it was not material to its inventory. The Company viewed the net carrying value of any consigned spare parts and supplies to be $— for all periods presented due to its obsolescence reserve.
Contract Costs
Contract costs arose from the incremental costs incurred by Air Wisconsin to fulfill its obligations under the American capacity purchase agreement and included costs such as aircraft painting and aircraft reconfiguration. Contract costs were amortized under the capacity purchase agreement based on the completion of Air Wisconsin's performance obligation as measured by departures.
Air Wisconsin incurred certain contract costs (“fulfillment costs”) prior to the start of flying operations for American on March 1, 2023. These costs included changes to the livery, fuel costs, and certain training expenses. The total fulfillment costs incurred prior to the end of the American capacity purchase agreement and as of both December 31, 2025 and December 31, 2024 were $774. These costs were amortized on a proportional basis taking into account the number of flights actually completed in the period relative to the number of flights expected to be completed in subsequent periods during the remaining term of the agreement. Those contract costs that were expected to be amortized over the next one-year period are included in Contract costs in the consolidated balance sheets.
For the years ended December 31, 2025 and December 31, 2024, Air Wisconsin recorded $146 and $544, respectively, of amortization expense related to fulfillment costs. The amortization of fulfillment costs is included in Depreciation, amortization, and obsolescence allowance in the Cash Flows from Operating Activities section in the consolidated statements of cash flows. As of December 31, 2025, due to the termination of the American capacity purchase agreement in April 2025, there were no Contract costs or Long-term contract costs in the consolidated balance sheets. As of December 31, 2024, Contract costs and Long-term contract costs were $146 and $—, respectively, in the consolidated balance sheets and incurred under the American capacity purchase agreement.
Contract Assets and Liabilities
Contract assets arose from revenue earned for services provided that were not yet billable to American as of the respective dates of the consolidated balance sheets. Contract liabilities arose from payments received in advance of services provided.
Contract assets and liabilities that were expected to be settled within the next one-year period were netted in the consolidated balance sheets and included in either Contract assets, net or Contract liabilities, net. As of December 31, 2025, the Company did not record any Contract assets, net or Contract liabilities, net due to the termination of the American capacity purchase agreement on April 3, 2025. As of December 31, 2024, the Company recorded Contract liabilities, net of $4,190 related to the American capacity purchase agreement.
The table below sets forth the opening and closing balances of current and non-current contract liabilities.

	Current	Non-current
Balance as of December 31, 2023	$100	$2,984
Amounts received, excluding amounts recognized as revenue	3,756	242
Revenues recognized included in opening contract balance	(662)	(2,230)
Reclassification between current and non-current	996	(996)
Balance as of December 31, 2024	$4,190	$—
Amounts received, excluding amounts recognized as revenue	11,168	—
Revenues recognized included in opening contract balance	(15,358)	—
Balance as of December 31, 2025	$—	$—

Property and Equipment
Property and equipment are stated at cost and were depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft	7 years	$50
Rotable parts	7 years	10%
Spare engines	7 years	$25
Ground equipment	up to 10 years	0%
Office equipment	up to 10 years	0%
Leasehold improvements	Shorter of asset or lease life	0%
The table below sets forth the original cost of the Company’s property and equipment and accumulated depreciation or amortization as of the dates presented. The table excludes construction in process of $3,966 and $3,980 for the years ended

December 31, 2025 and December 31, 2024, respectively. Construction in process primarily relates to the cost of parts that are not capitalized until the parts are placed into service.

For the years ended:	December 31, 2025		December 31, 2024
Assets	Original Cost	Accumulated Depreciation/ Amortization	Original Cost	Accumulated Depreciation/ Amortization
Aircraft	$55,464	$48,822	$65,480	$55,544
Spare engines	144,559	128,588	157,997	135,278
Rotable parts	29,696	19,441	29,823	19,223
Ground equipment	2,926	2,605	2,953	2,466
Office equipment	4,800	4,600	4,782	4,547
Leasehold improvements	1,062	880	1,123	880
	$238,507	$204,936	$262,158	$217,938
As of December 31, 2025, Air Wisconsin owned a fleet of 54 CRJ-200 regional jets manufactured by Bombardier, Inc. As a result of the Aviation Disposition on January 9, 2026, the Company no longer owns any regional jets. The Company operated its aircraft under a continuous inspection and maintenance program. Generally, the normal cost of recurring maintenance was expensed when incurred. However, the Company used the deferral method of accounting for Air Wisconsin’s planned major maintenance activities for engines pursuant to which the capitalized engine overhaul costs were amortized over the estimated useful life measured in engine cycles remaining until the next scheduled major maintenance activity. Lotus’ engine maintenance costs were expensed when incurred.
Depreciation expense during the year ended December 31, 2025 was $8,727, compared to $25,475 for the year ended December 31, 2024, and is included in Depreciation, amortization and obsolescence in the consolidated statements of operations. Gains from the disposals of fixed assets for the years ended December 31, 2025 and December 31, 2024 were $14,937 and $648, respectively, and are included in Gain on disposal of fixed assets in the consolidated statements of operations.
Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets
The Company evaluates long-lived assets and indefinite-lived intangible assets for potential impairment and records impairment losses when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.
When considering whether an impairment of long-lived assets exists, the Company is required to group similar assets together at the lowest level for which identifiable cash flows for such assets are largely independent of the cash flows of other assets and liabilities. The Company determined that because there is only one operating segment, and one aircraft type, the asset group was at the enterprise level and as such, included an assessment of all assets and liabilities of the Company.
The Company determined that the same indicators of impairment that existed during the year ended December 31, 2024 continued to exist with respect to its long-lived assets during the year ended December 31, 2025, requiring the Company to perform a quantitative test for impairment at the end of each quarterly period during 2025. The accounting guidance provides examples of events that may indicate a long-lived asset group may not be recoverable. The relevant examples include a significant adverse change in the extent or manner in which a long-lived asset is used, a significant adverse change in the business climate that could affect the value of a long-lived asset group, or a current period operating or cash flow loss. The Company determined these indicators of impairment continued to be applicable due to the operating losses incurred during the year ended December 31, 2025, and in combination with lower usage rates for the aircraft as a result of the pilot shortage. This resulted in lower block hours and lower cash flows generated by the long-lived assets, continuing the trends which existed as of December 31, 2024. Based on an analysis of the fair market value of its long-lived assets, including taking into account the Aviation Disposition on January 9, 2026, the Company determined that an impairment charge was not required as of December 31, 2025. Although the Company continued to monitor the risks for impairment in light of the termination of the American capacity purchase agreement in April 2025, the subsequent sale of certain assets in 2025 and the Aviation Disposition provided further validation that an impairment charge is not necessary. For additional information, please refer to the section labeled Aviation Disposition in this Note and Note 15, Subsequent Events.

The Company further concluded that its indefinite lived intangible assets continued to be indefinite lived intangible assets as of December 31, 2025 and that its intangible assets should be evaluated as one unit of account for determining impairment. Although indicators of impairment existed as of December 31, 2025, with respect to the intangible assets, the Company concluded, based on a qualitative assessment weighing the positive and negative evidence including a quantitative assessment of the Aviation Disposition on January 9, 2026, that the significant inputs used to determine the fair value of the indefinite-lived intangible assets were not materially changed as of December 31, 2025. As a result, the Company determined that the indefinite-lived intangible assets were not impaired as of December 31, 2025.
Supplemental Executive Savings Plan (“SESP”)
The Company maintained the SESP for the benefit of certain executives. The SESP offered deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. Assets acquired within the plan were recorded as Long-term restricted investments (SESP) and an offsetting liability was recorded as Long-term deferred compensation (SESP) in the consolidated balance sheets. Any increases or decreases in plan assets due to changes in market value were recorded as a Gain on Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP), with an offsetting entry made to Payroll and related costs in the consolidated statements of operations. This resulted in no impact on net loss before taxes. The values of Short-term restricted investments (SESP), Long-term restricted investments (SESP), Short-term deferred compensation (SESP) liability, and Long-term deferred compensation (SESP) liability associated with the SESP were adjusted quarterly to reflect changes in market value.
For the years ended December 31, 2025 and December 31, 2024, the Company recorded $507 and $541, respectively, in Gain (loss) on Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) and $29 and $44, respectively, of interest and dividend income, with an offsetting entry made to Payroll and related costs. As of December 31, 2025 and December 31, 2024, Short-term restricted investments (SESP) were $1,127 and $—, respectively, Long-term restricted investments (SESP) were $— and $3,797, respectively, Deferred compensation liability (SESP) were $1,127 and $—, respectively, and Long-term deferred compensation (SESP) were $— and $3,823, respectively, in the consolidated balance sheets. The SESP was terminated effective as of January 9, 2026, in connection with the Aviation Disposition. For additional information, please refer to Note 15, Subsequent Events.
Other Assets
Other non-current assets consist of expected amounts to be received in future periods at least one-year beyond the respective dates of the consolidated balance sheets. Other assets is made up of the items presented in the table below.

For the years ended:	December 31, 2025	December 31, 2024
Expected state tax refunds from 2021 and 2022 amended returns	253	253
Expected federal refunds from 2021 and 2022 income tax returns to be amended(1)	6,496	6,527
Interest receivable - 2022 federal tax refund	937	—
Workers compensation loss fund	898	804
Long-term deposits	56	78
Other assets	$8,640	$7,662
(1)Based on recent communication with the IRS, the Company has determined that it is unlikely to receive a refund of the $6,496 related to the 2022 amended federal income tax return by December 31, 2026, and thus has reclassified the amount to long-term as of December 31, 2025. This represents a change in classification from the Form 10-Q filed for the period ended September 30, 2025.
The Company recorded a long-term interest receivable related to the 2022 amended federal return in the amount of $937 as of December 31, 2025.
Interest and Dividend Income
The Company records investment income earned on its Cash and cash equivalents, Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) consisting primarily of interest and dividends, in Interest and dividend income in the consolidated statements of operations. During the year ended December 31, 2025 the

Company recorded $937 of interest income related to the long-term federal tax receivable resulting from its amendment of the 2022 federal tax return. For the year ended December 31, 2025, interest income amounted to $1,225, while dividend income amounted to $4,394. For the year ended December 31, 2024, interest income amounted to $289, while dividend income amounted to $4,025.
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
The Company is subject to federal, state and local income taxes in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2022. With a few exceptions, the Company is no longer subject to state or local income tax examinations for years prior to 2021. As of December 31, 2025, the Company had no outstanding tax examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued $30 and $48 for the payment of interest and penalties at December 31, 2025 and December 31, 2024, respectively.
Comprehensive Income
The Company does not have any components of comprehensive income and as a result, as of December 31, 2025 and December 31, 2024, comprehensive income was equal to net income reported in the consolidated statements of operations.
Concentration of Credit Risk and Customer Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by financial institutions in the United States and accounts receivable. The Company at times has had bank deposits in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, the Company believes it has minimal credit risk with respect to these financial institutions. As of December 31, 2025 and December 31, 2024, in addition to cash and cash equivalents of $13,517 and $14,952, respectively, the Company had $590 and $667, respectively, in restricted cash, which related to a credit facility used for the issuance of cash collateralized letters of credit supporting Air Wisconsin's obligations under certain lease agreements, airport agreements and insurance policies, as well as cash held for the repurchase of shares under Harbor’s stock repurchase program. Restricted cash includes amounts escrowed in an interest-bearing account that secured the credit facility. Air Wisconsin's obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Air Wisconsin has historically faced considerable customer concentration of risk. Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Approximately 81.7% of the Company's consolidated revenues for the year ended December 31, 2025 were derived from the American capacity purchase agreement compared to approximately 98.9% for the year ended December 31, 2024. As of December 31, 2025, none of the Receivables, net balance in the consolidated balance sheets was derived from the American capacity purchase agreement compared to 46.0% as of December 31, 2024. The American capacity purchase agreement terminated effective April 3, 2025.
In the fourth quarter of 2024, Air Wisconsin began on demand charter service. Although certain of its customers represented more than 10% of the Company's total revenue during the year ended December 31, 2025, all payments due to Air Wisconsin were pre-paid and held in escrow until completion of the flights.
None of American's obligations to pay Air Wisconsin the amounts required to be paid under the American capacity purchase agreement were collateralized.
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
Fair Value of Financial Instruments
The Company’s financial instruments include Cash and cash equivalents, Restricted cash, Marketable securities, Short-term restricted investments (SESP), Long-term restricted investments (SESP), Receivables, net, Long-term investments, Accounts payable, and Long-term promissory note. The Company believes the carrying amounts of these financial instruments, with the exception of Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP), are a reasonable estimate of their fair value because of the short-term nature of such instruments, or, in the case of the Long-term promissory note, because the Company also holds the promissory note evidencing such obligation, which is reflected in Long-term investments on the consolidated balance sheets. Marketable securities, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) are reported at fair value based on quoted market prices. Long-term investments are held-to-maturity debt securities and are reported at amortized cost. For additional information regarding the Long-term promissory note and Long-term investments, please refer to Note 4, Long-term Promissory Note.
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

The tables below set forth the Company’s classification of Marketable securities, Long-term investments, Short-term restricted investments (SESP), and Long-term restricted investments (SESP) as of the dates presented:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$37,041	$37,041	$—	$—
Long-term investments – bonds (see Note 4)	4,275	—	4,275	—
Short-term restricted investments - mutual funds	1,127	1,127	—	—
Total	$42,443	$38,168	$4,275	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable securities – exchange-traded funds	$87,629	$87,629	$—	$—
Marketable securities – mutual funds	9,389	9,389	—	—
Long-term investments – bonds (see Note 4)	4,275	—	4,275	—
Long-term restricted investments - mutual funds	3,797	3,797
Total	$105,090	$100,815	$4,275	$—
Reclassifications
Gains on the sale of fixed assets previously recorded in Purchased services and other in the consolidated statements of operations in the amount $648 for year ended December 31, 2024, have been reclassified to Gains on disposal of fixed assets to conform to the presentation for the year ended December 31, 2025, with no effect on net income.
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC Topic 740) - Improvements to Income Tax Disclosures (“ASC 740”), to provide clarifying guidance on the transparency of income tax disclosures. ASU 2023-09 is effective for public entities for annual reporting periods beginning after December 15, 2024. Accordingly, the Company adopted ASU 2023-09 on January 1, 2025 and applied the new disclosure requirements to prior periods retrospectively. Prior period disclosures have been adjusted to reflect the new disclosure requirement. The impact of the implementation to the consolidated financial statements and related disclosures was not material. See Note 3, Income Taxes, in the accompanying notes to the consolidated financial statements.
Upcoming Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC Subtopic 220-40) – Disaggregation of Income Statement Expenses, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. As clarified in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the effective date, the guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
In May 2025, the FASB issued ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805, Business Combinations, on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). ASU 2025-03 is effective for public entities with fiscal years beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11— Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the current requirements under Topic 270. The ASU provides a comprehensive list of required interim disclosures and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public entities for interim periods in fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact the standard will have to the consolidated financial statements and related disclosures.
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
On April 3, 2025, the American capacity purchase agreement terminated, and all remaining Air Wisconsin aircraft covered by that agreement were withdrawn from service under the agreement.
3.    Income Taxes
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective January 1, 2025, and applied the amendments retrospectively to each period presented. Adoption did not affect the recognition or measurement of income taxes, and the income tax amounts previously reported for the year ended December 31, 2024 are unchanged.

Income (loss) from continuing operations before income taxes was attributable to domestic operations for the years ended December 31, 2025 and December 31, 2024.
The (benefit) provision for income taxes includes the following components:

Year ended December 31,	2025	2024
Current (Benefit) Expense
Federal	$(36)	$255
State	(197)	(3)
Total Current (Benefit) Expense	(233)	252
Deferred Benefit
Federal	(6,145)	(1,278)
State	(384)	(148)
Total Deferred Benefit	(6,529)	(1,426)
Income Tax Benefit	$(6,762)	$(1,174)
The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the Income tax benefit by the Net loss before taxes. As a result of adopting ASU 2023-09, the disaggregated components for the year ended December 31, 2024 were recast to conform with the presentation for the year ended December 31, 2025.

	Year ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Computed benefit for income taxes at the statutory rate	$(1,414)	21.0%	$(3,853)	21.0%
Increase (decrease) in income taxes resulting from:
Domestic state and local taxes, net of federal benefit	(539)	8.0%	(155)	0.8%
Changes in valuation allowances	(4,771)	70.9%	2,669	(14.5)%
Changes in uncertain tax positions	(18)	0.3%	1	—%
Nondeductible items	98	(1.5)%	159	(0.9)%
Adjustments related to the Supplemental Executive Savings Plan (SESP)	(118)	1.7%	5	—%
Benefit for income taxes	$(6,762)	100.4%	$(1,174)	6.4%

With respect to the above table, Net loss before taxes was $6,732 and $18,349 for the years ended December 31, 2025 and December 31, 2024, respectively. Percentages are computed as each reconciling amount divided by Net loss before taxes. For the year ended December 31, 2025, the Company's state and local income taxes in Wisconsin comprised more than 50% of the effect reflected in the domestic state and local taxes, net of federal benefit category. For the year ended December 31, 2024, Illinois comprised more than 50% of the effect reflected in the domestic state and local taxes, net of federal benefit category.
The following are the income taxes paid, net of refunds received by the Company for the years ended December 31, 2025 and December 31, 2024.

December 31,	2025	2024
Federal	$33	$—
Domestic state and local:
Pennsylvania	(234)	$(37)
Wisconsin	(101)	$(107)
Michigan	(37)	(33)
New York State	(14)	(77)
South Carolina	1	(45)
Illinois	43	(189)
Maine	—	(36)
Philadelphia	—	(37)
Other	(66)	(80)
Total income taxes paid, net of refunds received	$(375)	$(641)

The significant components of the Company's deferred tax assets and liabilities for the years ended December 31, 2025 and December 31, 2024 are as follows:

Year ended December 31,	2025	2024
Deferred Tax Assets
Accruals and reserves not currently deductible	$2,941	$4,048
Federal NOL carryover	10,021	5,363
State NOL carryovers	2,580	1,525
Capital loss carryover	32	0
Accrued and deferred compensation	1,315	3,190
Prepaid items	207	352
Lease liability	78	399
Contract liability	—	144
Deferred revenues	—	816
Unrealized loss on investments	187	827
Other	93	945
Subtotal before valuation allowance	17,454	17,609
Less: valuation allowance:
Valuation allowance - ordinary deferred tax assets	(2,121)	(6,011)
Valuation allowance - capital deferred tax assets	(187)	(827)
Total valuation allowance	(2,308)	(6,838)
Total Deferred Tax Assets	15,146	10,771
Deferred Tax Liabilities
Property and equipment	(8,672)	(10,435)
Right-of-use asset	(497)	(887)
Other	(5)	(6)
Total Deferred Tax Liabilities	(9,174)	(11,328)
Net Deferred Income Tax Assets (Liabilities)	$5,972	$(557)
Deferred tax assets and liabilities reflect temporary differences between financial and tax reporting. As of December 31, 2025 and December 31, 2024, the Company’s deferred tax assets were primarily the result of federal and state net operating losses, accruals, and reserves that had not yet been deducted in determining taxable income. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2025, primarily based on the Aviation Disposition, the Company determined that it no longer required a valuation allowance against its federal deferred tax assets that are ordinary in nature. The Company continues to maintain a valuation allowance against federal deferred tax assets that are capital in nature. Also, as a result of the Aviation Disposition, the Company determined that valuation allowances related to certain state deferred tax assets were no longer necessary and were released, while valuation allowances in the amount of $2,121 related to other state deferred tax assets were maintained.
As of December 31, 2024, management determined that the available negative evidence outweighed the available positive evidence leading management to conclude that it was more likely than not that some deferred tax assets that were ordinary in nature would not be realizable. Therefore, as of December 31, 2024, the Company recorded a valuation allowance of $6,011 against deferred tax assets that are ordinary in nature. The valuation allowance was primarily associated with federal and state net operating losses.
At December 31, 2025 and December 31, 2024, the Company had federal net operating losses of approximately $47,720 and $25,540, respectively, and state net operating losses of approximately $44,616 and $26,036, respectively. As of December 31, 2025 and December 31, 2024, the estimated effective tax rate applicable to the federal and state net operating losses was 21.0% and 5.8%, respectively. Federal net operating losses are not subject to an expiration date but are subject to an 80% of taxable income limitation, while the Company expects the state net operating losses to begin to expire in 2032. State net operating losses differ with respect to expiration dates and limitations dependent on state specific regulations. The Company has no ongoing federal or state examinations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2022. With a few exceptions, the Company is no longer subject to state or local income tax examinations for the years prior to 2021.
In February 2017, Air Wisconsin entered into a capacity purchase agreement with United Airlines, Inc. Prior to its termination, a dispute arose under that agreement for which United initiated arbitration proceedings (“United Arbitration”). The arbitrators denied both United and Air Wisconsin relief. With the exception of two states requiring the processing of the amended federal return before the filing of the amended state return, the Company amended the 2021 and 2022 federal and state income tax returns as a result of the United Arbitration. The 2021 amended income tax returns are expected to result in federal and state income tax refunds of approximately $290 and $47, respectively. The 2022 amended income tax returns are expected to result in federal and state income tax refunds of approximately $6,496 and $601, respectively. The Company received the 2021 federal income tax refund of $290 in March 2025. The 2022 federal income tax refund is shown in Other (long-term assets) as of December 31, 2025, and December 31, 2024.
As of December 31, 2025, the Company has received $42 and $284, respectively, of refunds related to the 2021 and 2022 amended state income tax returns. As of December 31, 2025, state income tax refunds from the 2022 and 2021 amended income tax returns yet to be received were recorded in Receivables, net in the amount of $69 and Other (long-term assets) in the amount of $253 in the consolidated balance sheets. As of December 31, 2024, state income tax refunds related to the 2022 and 2021 amended income tax returns yet to be received were recorded in Receivables, net in the amount of $340 and Other (long-term assets) in the amount of $253 in the consolidated balance sheets. The filing of the 2022 amended income tax return also resulted in a federal net operating loss of $14,887, and various state net operating losses totaling approximately $14,200. These net operating losses are included in the amounts referenced in the above paragraph.
Under ASC 740, the accounting guidance related to uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and December 31, 2024 is as follows:

December 31,	2025	2024
Unrecognized tax benefits at the beginning of the year	$48	$47
Gross increases – current year tax provisions	—	$1
Gross increases – prior year tax provisions	—	$—
Gross decreases – prior year tax provisions	(18)	$—
Unrecognized tax benefits at the end of the year	$30	$48
Interest and penalties in year-end balance	$30	$48
For the years ended December 31, 2025 and December 31, 2024, the Company recognized $(18) and $1, respectively, related to interest and penalties on uncertain tax positions.
4.    Long-term Promissory Note
In July 2003, Air Wisconsin financed a hangar through the issuance of $4,275 City of Milwaukee, Wisconsin variable rate Industrial Development Bonds. The bonds mature November 1, 2033. Prior to May 1, 2006, the bonds were secured by a guaranteed investment contract, which was collateralized with cash, and interest was payable semi-annually on each May 1 and November 1. In May 2006, Air Wisconsin acquired the bonds using the cash collateral. The bonds are reported as Long-term investments in the consolidated balance sheets. The hangar is accounted for as a right-of-use asset with a value of $1,852 and $2,084 as of December 31, 2025 and December 31, 2024, respectively. The hangar, hangar lease, and related bond remained with Air Wisconsin following the Aviation Disposition.
5.    Lease Obligations
The Company reviewed all contracts and service agreements in effect in 2025 for criteria meeting the definition of a lease within the frameworks of ASC 842 and ASC 606. Those that were determined to be a lease may contain both a lease and a non-lease component. The Company elected as an accounting policy to not separate lease and non-lease components for major moveable equipment, as well as for building and commercial property leases. For all other underlying classes of assets, the Company identified the separate lease and non-lease components within the contract. If the Company could benefit from the underlying asset individually or in conjunction with other readily available goods and resources and the asset was not highly dependent upon nor highly interrelated with another underlying asset covered by the contract, the Company considered the underlying asset to be a separate lease component. In those instances where the Company identified a separate lease and non-lease component, consideration in the contract was allocated to the components based on their standalone selling prices. If standalone selling prices were not available, the Company estimated those prices, maximizing the use of observable information.
The Company’s operating lease activities are recorded in Operating lease right-of-use asset, Current portion of operating lease liability, and Long-term operating lease liability in the consolidated balance sheets. The creation of a right-of-use asset on the consolidated balance sheets is often offset by the creation of a lease liability, resulting in a non-cash transaction. Air Wisconsin had operating leases with terms greater than twelve months for facility space including office space and maintenance facilities. The remaining lease terms for facility space varied from four months to eight years. For all leases with terms of 12 months or less, the Company elected as an accounting policy a short-term lease exception for all leases, regardless of the underlying class of asset, that allows the lessee to not recognize a lease right-of-use asset or lease liability. As a result, the Company recognized lease payments for short-term leases as an expense on a straight-line basis over the lease term. For leases with terms longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of the lease payments over the lease term. The Company used Air Wisconsin’s incremental borrowing rate to discount the lease payments based on information available at lease inception. Air Wisconsin’s operating leases with lease rates that were variable based on operating costs, use of the facilities, or other variable factors were excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with the applicable accounting guidance. The variable amounts were paid as invoiced according to the terms of the respective leases. Leasehold improvements were capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
Certain leases contained an option to extend or terminate the lease agreement. The Company evaluated each option prior to its expiration and would determine whether or not to exercise such option depending on conditions present at the time. At the inception of the lease, if it was reasonably certain that the Company would exercise an option to extend or terminate a lease, the Company considered the option in determining the classification and measurement of the lease. During 2025 the Company evaluated alternative business strategies and in light of the Aviation Disposition, the Company generally refrained from replacing or renewing leases unless, and to the extent, such leases were necessary to support alternative business strategies.
As of December 31, 2025, Operating lease right-of-use assets were $3,123, Current portion of Operating lease liabilities were $645, and Long-term operating lease liabilities were $661. During the years ended December 31, 2025 and December 31, 2024, the Company entered into operating leases that resulted in right-of-use assets in the amounts of $870 and $1,493, respectively. During the years ended December 31, 2025 and December 31, 2024, the Company paid $2,422 and $5,639, respectively, in operating lease payments, which are reflected as a reduction to operating cash flows. For additional information, please refer to Note 12, Supplemental Cash Flow Information.
The table below presents operating lease related terms and incremental borrowing rates as of December 31, 2025:

Weighted-average remaining lease term	3.82 years
Weighted-average discount rate	8.11%
Components of lease costs were as follows for the years ended December 31,

	2025	2024
Operating lease costs	$2,592	$5,849
Short-term lease costs	435	304
Variable lease costs	232	545
Total Lease Costs	$3,259	$6,698

During the years ended December 31, 2025 and December 31, 2024, Air Wisconsin leased or subleased certain training simulators and facilities for terms of greater than 12 months. Certain leases were subject to non-cancellable lease terms or included variable rate increases tied to the consumer price index. One of Air Wisconsin's leases required Air Wisconsin to reimburse the lessor for Air Wisconsin’s pro-rata share of taxes and other operating expenses applicable to the leased property. Rent expense recorded under all operating leases, inclusive of engine leases, was $3,259 and $6,698 for the years ended December 31, 2025 and December 31, 2024, respectively.
The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than twelve months as of December 31, 2025:

Fiscal Year	Amount
2026	$727
2027	315
2028	148
2029	79
2030	60
Thereafter	179
Total lease payments	1,508
Less imputed interest	(202)
Total Lease Liabilities	$1,306
Following the Aviation Disposition, all operating leases held by Air Wisconsin remained with Air Wisconsin. Except for a single lease for office space in Appleton, Wisconsin, which is immaterial, the Company does not currently have any material operating leases.
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
The ASU No. 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC 326”) requires assessment of the net investment in the lease as of the commencement date. Based on the expected payments due under the sales-type lease, and using an implicit rate of 12.6%, Air Wisconsin determined the initial net investment in the lease to be $2,132 The Company monitors publicly available information regarding the credit worthiness of the non-U.S. governmental agency in custody of the aircraft and the aircraft serves as collateral for the lease. Management determined that a credit loss reserve of $743 and $333 was appropriate under ASC 326 as of December 31, 2025 and December 31, 2024, respectively. The change in the credit loss reserve for the year ended December 31, 2025 of $410 over the previous year, reflects missed lease payments and changes in the publicly available creditworthiness of the non-U.S. governmental agency in custody of the aircraft. Management also added $18 and $19 of interest accrued to the carrying value of the sales lease receivable under the sales-type lease as of December 31, 2025 and December 31, 2024, respectively. The net sales-lease receivable was $952 and $1,530 as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the net investment in the lease, net of the credit loss reserves, are labeled as Sales lease receivable, net in the consolidated balance sheets as $952 and $470, respectively, which reflects the amount expected to be received over the next one-year period, and $— and $1,060, respectively, for Long-term sales receivable, net, which reflects the remaining amounts to be collected over the remaining term of the lease as of the respective dates of the consolidated balance sheets. For the years ended December 31, 2025 and December 31, 2024, the Company recorded $219 and $256, respectively, of interest income from the lease which is recorded in Interest and dividend income in the consolidated statements of operations.

Undiscounted cash flows expected over the remaining term of the sales-type lease as of December 31, 2025 were as follows:

Fiscal year	Amount
2026	$1,844
Total expected cash flows	1,844
Interest income	(149)
Total sales lease receivable	1,695
Less credit loss reserve	743
Total sales lease receivable, net	$952
As of December 31, 2025, Air Wisconsin did not have any other assets with respect to which it was the lessor. Following the Aviation Disposition, the Company retained its right and interest in both the aircraft and lease, including any revenues derived therefrom. As of the date of filing of this Annual Report, the lessee is in default of the lease for non-payment of its lease obligation.
7.    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such legal proceedings, regulatory matters and other disputes and claims cannot be predicted with certainty, as of December 31, 2025, the Company believed that it was not a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable and for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the matters raised or the ultimate outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company as a result of adverse determinations, defense and settlement costs, diversion of management’s time and resources, and other factors.

As previously disclosed, the Company and certain of its officers and directors were named as defendants in several lawsuits relating to facts arising in connection with the restatement of its consolidated financial statements for the year ended December 31, 2022, as well as the interim unaudited condensed consolidated financial statements for the first three quarters of the years ended December 31, 2022 and December 31, 2023. One of those matters was a consolidated putative class action complaint captioned Toft v. Harbor Diversified, Inc., et al., No. 24-C-556 (E.D. Wisc. 2024) (the "Class Action”). On January 31, 2025, the court dismissed the operative complaint for failure to state a claim upon which relief could be granted. Defendants subsequently moved for sanctions under Rule 11 of the Federal Rules of Civil Procedure against the plaintiffs and their law firms, including the Rosen Law Firm. On December 3, 2025, the court granted the motion for sanctions with respect to the Rosen Law Firm, finding that its complaint against the Company was frivolous, and entered judgment in favor of the defendants. The court awarded approximately $287 of attorneys’ fees and costs, which was paid to the Company in June 2026.

In 2024, three stockholders each filed a stockholder derivative action against certain officers and directors of the Company alleging breach of fiduciary duty, among other claims, arising from allegations substantively similar to those raised in the Class Action. Two of those actions were consolidated in an action captioned In re Harbor Diversified, Inc. Shareholder Derivative Litigation, No. 24-C-903 (E.D. Wisc. 2024), and the other action is captioned Cooke v. Bartlett et al., No. 24-934-MN (D. Del. 2024). Neither action substantively moved forward while the parties awaited a decision on the motion to dismiss in the Class Action. Following the dismissal of the Class Action, on March 12, 2026, the court entered a dismissal without prejudice in the Wisconsin consolidated action pursuant to the stipulation of the parties. The plaintiff in the Delaware action filed a notice of dismissal on March 25, 2026.
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
Standby Letters of Credit
As of December 31, 2025, Air Wisconsin had six outstanding letters of credit in the aggregate amount of $287 to guarantee the performance of its obligations under certain lease agreements, airport agreements and insurance policies. As of December 31, 2025, Air Wisconsin maintained a credit facility with a borrowing capacity of $290 for the issuance of such letters of credit as needed to support its operations. A significant portion of Air Wisconsin’s restricted cash balance secured the credit facility. The obligations supported by these letters of credit remained with Air Wisconsin following the Aviation Disposition.
Cash Obligations
As the Company no longer had any outstanding debt as of December 31, 2025, the Company's cash obligations as of that date were primarily its operating lease obligations. For additional information, please refer to Note 5, Lease Obligations.
As of December 31, 2025, Air Wisconsin had $1,508 of operating lease obligations primarily related to certain facilities.
8. Retirement and Other Benefit Plans
401(k) Plans
For the years ended December 31, 2025 and December 31, 2024, the Company had defined contribution retirement plans that covered substantially all employees. The Company contributed to these plans. The total expense incurred under all of the defined contribution plans for the years ended December 31, 2025 and December 31, 2024 was $1,563 and $4,349, respectively. The decrease in expense for the year ended December 31, 2025, when compared to the year ended December 31, 2024, was primarily due to the reduction in Air Wisconsin's workforce following the termination of the American capacity purchase agreement in April 2025.
Supplemental Executive Savings Plan (SESP)
The Company maintained the SESP for the benefit of certain executives. The SESP offered deferred compensation retirement benefits that would otherwise be subject to the compensation limits imposed by the Internal Revenue Code on Company contributions to the Air Wisconsin Airlines Savings Plan. As of December 31, 2025 the Company recorded Short-term restricted investments (SESP) of $1,127 and Deferred compensation liability (SESP) of $1,127. As of December 31, 2024 the Company recorded Long-term restricted investments of $3,797 and Long-term deferred compensation liability of $3,823 on its consolidated balance sheets. The SESP was terminated effective as of January 9, 2026, in connection with the Aviation Disposition.
For additional information, please refer to Note 1, Summary of Significant Accounting Policies, and Note 15, Subsequent Events.
9. Related-Party Transactions
Resource Holdings
Resource Holdings Associates (“Resource Holdings”) is owned and controlled by individuals who are current or former directors, managers, and/or employees of the Company or its subsidiaries.
Resource Holdings provides AWAC and Air Wisconsin with financial advisory and management services pursuant to an agreement entered into in January 2012. AWAC paid an aggregate of $240 to Resource Holdings for each of the years ended December 31, 2025 and December 31, 2024, respectively, for these services, plus the reimbursement of certain out-of-pocket expenses.
In June 2021, Harbor agreed to pay Resource Holdings an annual fee of $150, payable monthly, for financial advisory and management services, which amount is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150 to Resource Holdings for each of the years ended December 31, 2025 and December 31, 2024, for these services, plus the reimbursement of certain out-of-pocket expenses. These amounts are included in Purchased services and other on the consolidated statements of operations.
Southshore Aircraft Holdings
Southshore Aircraft Holdings, LLC (“Southshore”) is owned and controlled by individuals who are current or former directors, managers, and/or employees of the Company or its subsidiaries.
In January 2020, the Company completed an acquisition from Southshore of regional jets and engines, in exchange for the issuance of 4,000,000 shares of Harbor's Series C Convertible Redeemable Preferred Stock (the “Series C Preferred”). On June 28, 2024, Southshore converted its Series C Preferred into 16,500,000 shares of Harbor's common stock. For additional information, please refer to Note 11, Income (Loss) Per Share and Equity.
10. Collective Bargaining Agreements
As of December 31, 2025, Air Wisconsin had five collective bargaining units. The Airline Pilots Association (“ALPA”) represents pilots. The Association of Flight Attendants-CWA (“AFA”) represents flight attendants. The International Association of Machinists and Aerospace Workers AFL-CIO (“IAMAW”) represents both mechanics and technical store clerks under two separate collective bargaining agreements. The Transport Workers Union of America (“TWU”) represents dispatchers.
Air Wisconsin had reached a new agreement with ALPA and its pilots which became effective in October 2023 and with TWU and its dispatchers in April 2024. Additionally, as of December 31, 2025, Air Wisconsin was in negotiations with both AFA and its flight attendants, and IAMAW and its mechanics and clerical employees.
Amendable dates for each bargaining unit are:

Bargaining Unit	Amendable Date	Percentage of Unionized Workforce
Pilots	October 11, 2026	28.8%
Dispatchers	April 12, 2028	4.3%
Mechanics	September 20, 2023	33.8%
Technical store clerks	September 20, 2022	7.9%
Flight attendants	October 1, 2022	25.2%
The unionized workforce and related labor agreements remained with Air Wisconsin following the Aviation Disposition, so the Company is no longer party to any collective bargaining agreements.

11.    Income (Loss) Per Share and Equity
Calculations of net income (loss) per share of common stock were as follows for the periods presented:

	Year ended December 31, 2025	Year ended December 31, 2024
Net income (loss)	$30	$(17,175)
Preferred stock dividends	—	1,092
Net income (loss) applicable to common stockholders	$30	$(18,267)
Weighted average common shares outstanding
Shares used in calculating basic loss per share	58,435,746	50,738,144
Stock options	—	—
Series C preferred	—	—
Shares used in calculating diluted loss per share	58,435,746	50,738,144
Income (Loss) allocated to common stockholders per common share
Basic	$0.00	$(0.36)
Diluted	$0.00	$(0.36)
Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2025 and December 31, 2024, diluted income (loss) per share is computed on the same basis as there were no convertible securities outstanding.
When the Series C Preferred was outstanding during the year ended December 31, 2024, diluted loss per share was computed by dividing net loss by the weighted average number of shares outstanding assuming the conversion of the Series C Preferred into an aggregate of 16,500,000 shares of common stock under the if-converted method prior to its conversion in June 2024. Based on the applicable accounting guidance, Harbor was required to apply the “if-converted” method to the Series C Preferred to determine the weighted average number of shares outstanding for purposes of calculating the net loss per share of common stock. However, conversion was not assumed for purposes of computing diluted loss per share since the effect would have been anti-dilutive.
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
On June 28, 2024, 754,550 shares of Series C Preferred were converted into 16,500,000 shares of Harbor's common stock, and all of the 3,245,450 Conversion Cap Excess Shares were redeemed for $10,710. After giving effect to such conversion and redemption, no shares of Series C Preferred remained outstanding as of December 31, 2025.
As all of the Series C Preferred was converted or redeemed as of June 28, 2024, mezzanine equity is no longer presented on the consolidated balance sheets after that date.
12.    Supplemental Cash Flow Information
The following information is provided in support of the consolidated statements of cash flows. Cash payments for interest for the years ended December 31, 2025 and December 31, 2024 were $10 and $9, respectively. Net cash refunds for income taxes for the years ended December 31, 2025 and December 31, 2024 were $375 and $641, respectively.
The following table provides a schedule of the non-cash activities pertaining to the statements of cash flows for the years ended:

	December 31, 2025	December 31, 2024
Operating activities
Gains on Short-term and Long-term restricted investments (SESP)	$507	$541
Short-term and Long-term Deferred compensation liability (SESP)	526	581
Investing activities
Trade-date sale of securities	$49,921	$—
Right of use assets acquired under operating leases	870	1,493
The following table provides a reconciliation of all cash and cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of those same amounts shown in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$13,517	$14,952
Restricted cash	590	667
Total cash, cash equivalents, and restricted cash	$14,107	$15,619

13.    Intangible Assets
Intangible assets consist of the following indefinite-lived assets as of the dates presented:

	December 31,
	2025	2024
	Gross Carrying Amount	Gross Carrying Amount
Trade names and air carrier certificate	$5,300	$5,300
Total	$5,300	$5,300
As a result of the Aviation Disposition, Harbor no longer has any ownership interest in the air carrier certificate or “Air Wisconsin Airlines LLC” and associated airline operations trade names (e.g., Air Wisconsin, AW, etc.).
14.    Stock Repurchase Program
On March 30, 2021, Harbor's board of directors adopted a stock repurchase program pursuant to which Harbor was initially authorized to repurchase up to $1,000 of shares of its common stock during the first calendar month of the program, subject to an automatic increase of $1,000 per calendar month thereafter. The number of shares to be repurchased, and the timing of any such repurchases, depends on a number of factors, including the trading price and volume of the common stock, the Company's business strategy, financial performance, liquidity position and capital requirements, restrictions in commercial agreements, general market conditions, applicable legal requirements and other factors. Repurchases may be effected through open market transactions, privately negotiated transactions, or any other lawful means. Harbor may, but is not required to, effect repurchases under a trading plan adopted pursuant to Rule 10b5-1 under the Exchange Act, or subject to Rule 10b-18 under the Exchange Act. Harbor is not obligated under the program to acquire any particular dollar amount or number of shares, and the program may be modified, suspended or terminated at any time and for any reason. Due to its failure to timely file certain reports with the SEC, Harbor has not repurchased shares pursuant to the program since March 31, 2025.
In January 2023, a federal corporate stock repurchase excise tax of 1.0% took effect once share repurchases exceed $1,000. Harbor accrued an excise tax liability of $— and $20 during the years ended December 31, 2025 and December 31, 2024, respectively, which is included in the cost of Treasury stock in the consolidated statements of stockholders’ equity. Harbor acquired a total of 63,925 and 1,132,594 shares of its common stock pursuant to the stock repurchase program in the years ended December 31, 2025 and December 31, 2024, respectively, provided no shares were repurchased after March 31, 2025 due to its failure to timely file certain reports with the SEC. From the inception of the program through December 31, 2025, Harbor purchased approximately 12,933,469 shares of its common stock pursuant to the program.
As of December 31, 2025, total cash of $299 is held for the repurchase of shares under the stock repurchase program, compared to $344 as of December 31, 2024, which is reflected as restricted cash in the consolidated financial statements.
15.    Subsequent Events
The Company evaluated its consolidated financial statements for the year ended December 31, 2025 for subsequent events through the date the consolidated financial statements were issued. The following subsequent events are noted:
•In December 2025, the Company entered into three related purchase agreements pursuant to which it sold its membership interests in Air Wisconsin and all of its other remaining aviation assets. The three agreements were interdependent and the closing of the transactions contemplated thereby occurred simultaneously on January 9, 2026. The aggregate consideration received in connection with these three agreements was $111,100, subject to certain customary purchase price adjustments and the impact of required federal and state income tax obligations which the Company estimates to be approximately $(203) and $9,933, respectively. Based on its preliminary calculations, the Company estimates that net assets disposed of were approximately $42,707, consisting of the carrying values at December 31, 2025 of approximately $57,795 of assets and $15,088 of liabilities. The Company currently expects to recognize a pre-tax gain in the first quarter of 2026 in the range of approximately $66,000 to $71,000. These amounts remain subject to change as the Company finalizes its financial statements for the period ended March 31, 2026. Including the other sales during 2025, for which the Company received approximately $14,800 in aggregate consideration, the aggregate consideration received for the Aviation Disposition was approximately $125,900. After giving effect to the Aviation Disposition, the Company no longer has any material operating assets, is not engaged in any operating business, and does not have any source of revenue from operations.
•In connection with the Aviation Disposition, on December 19, 2025, the Board of Managers of Air Wisconsin approved the termination of the SESP, which terminated on January 9, 2026.
•In connection with the Aviation Disposition, Harbor's board of directors approved bonuses for certain of its officers and employees totaling, in the aggregate approximately $4,300. The Company had accrued $2,748 for bonuses as of December 31, 2025.
•In connection with the Aviation Disposition, on January 9, 2026, Gregg Garvey was appointed to serve as Executive Vice President, Chief Financial Officer, and Treasurer of Harbor and Chad Schimmelpfenning was appointed to serve as Executive Vice President and Chief Legal Counsel of Harbor.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer, and our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures, which is defined in Rule 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, as of December 31, 2025, the last day of the period covered by this Annual Report, our management, including our principal executive officer, and our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Internal Control Over Financial Reporting

Internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of, our principal executive officer, and our principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting, will prevent or detect all errors and all fraud. The design of our control system reflects the fact that there are resource constraints, and the benefits of such control system must be considered relative to their costs. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions. In addition, the inherent limitations in any control system include the realities that judgments in decision-making can be incorrect and that breakdowns can occur because of errors or misinterpretations. Further, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls.

Prior Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, we identified a material weakness in our internal control over financial reporting related to the recognition of certain disputed amounts under the capacity purchase agreement Air Wisconsin had entered into in 2017 with United Airlines, Inc. pursuant to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. That agreement terminated in June 2023, and the successor American capacity purchase agreement terminated in April 2025. Following the Aviation Disposition, we do not have any material operating assets, are not engaged in any operating business, are not a party to any capacity purchase agreement (or similar agreement), and do not anticipate entering into any capacity purchase (or similar agreement) in future periods. Because the circumstances giving rise to the prior material weakness (the complex accounting treatment of revenue recognition under a capacity purchase agreement)

are no longer relevant to our business or financial statements, our management has concluded that the prior material weakness is no longer applicable as of December 31, 2025.

Current Material Weakness in Internal Control Over Financial Reporting

During the year ended December 31, 2025, we experienced an increased number of employee resignations due to the termination of the American capacity purchase agreement and resulting uncertainties in our business, as well as the reallocation of responsibilities among a limited number of personnel as we considered and focused on strategic alternatives. As a result, during that period, we had a limited number of personnel available to support our accounting and financial reporting functions, and to develop and maintain an effective system of controls and procedures. These conditions adversely impacted our ability to timely prepare, review and file our periodic reports. Specifically, as of December 31, 2025, we were not timely in filing our Annual Report on Form 10-K for the year ended December 31, 2024, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. As a result of our limited accounting and financial resources, our management identified a material weakness in our internal control over financial reporting as of December 31, 2025.

In addition, after giving effect to the Aviation Disposition, and as of the date of filing this Annual Report, we have a small number of employees, executive officers and advisors who manage our day-to-day affairs, oversee our remaining assets and obligations, evaluate strategic alternatives and execute any transaction we may pursue. As a result, we continue to have a limited number of employees with expertise in financial and accounting matters, and developing and maintaining a system of controls and procedures. These dynamics contributed to us not being timely in filing the periodic reports referenced above, as well as our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and may result in us not being timely in filing future periodic reports. There is significant risk that our disclosure controls and procedures and internal control over financial reporting will not be effective in future periods.

Remediation of Material Weakness

With the oversight of the Audit Committee, through the date of filing this Annual Report, our management has implemented measures intended to improve our internal control over financial reporting with the objective of remediating the material weakness identified above, including (i) allocating appropriate existing resources, and hiring new resources, to support our accounting and financial reporting functions, (ii) seeking to ensure we have sufficient accounting and financial personnel (whether internal or external) available for the review and interpretation of relevant accounting guidance, and (iii) engaging third-party advisors with relevant experience to support our accounting and financial reporting functions. We cannot, however, provide assurance that the remediation efforts we are implementing will be sufficient to remediate the identified material weakness or to avoid potential future material weaknesses or significant deficiencies.

Changes in Internal Control Over Financial Reporting

Except for the material weakness and remediation measures discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No Attestation Report of the Registered Public Accounting Firm
As a “non-accelerated filer,” we are not required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.
ITEM 9B.       OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Consistent with SEC rules, our executive officers during the year ended December 31, 2025 included certain officers of our former subsidiary, Air Wisconsin. The following table sets forth information concerning our executive officers and directors as of December 31, 2025:

Name	Age	Position

Executive Officers
Christine R. Deister	76	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns(1)	61	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Gregg Garvey(2)	60	Senior Vice President, Chief Accounting Officer and Treasurer, Air Wisconsin Airlines LLC Principal Financial and Accounting Officer

Non-Employee Directors
Richard A. Bartlett	68	Director, Harbor Diversified, Inc.
Nolan Bederman(3)	53	Director, Harbor Diversified, Inc.
Kevin J. Degen(3)	68	Director, Harbor Diversified, Inc.

(1)In connection with the Aviation Disposition, Mr. Binns resigned from his positions as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(2)In connection with the Aviation Disposition, Mr. Garvey was appointed to serve as Executive Vice President, Chief Financial Officer, and Treasurer of Harbor.
(3)Serves as a member of our Audit Committee.
Executive Officers
Christine R. Deister
Ms. Deister has served as Harbor’s Chief Executive Officer and Secretary since March 2020. Ms. Deister has also served as Chief Financial Officer and Secretary of Lotus Aviation Leasing, LLC and Chief Financial Officer and Secretary of Air Wisconsin Funding LLC since April 2020, as well as President, Secretary and a director of Harbor Therapeutics, Inc. since April 2020. Ms. Deister has served as Vice President of Special Projects for Air Wisconsin since April 2020 and also serves as Executive Vice President and a director of AWAC Aviation, Inc. (“AWAC”). Ms. Deister was initially appointed Chief Financial Officer and Secretary of Harbor in March 2012, and was subsequently appointed President of Harbor in July 2019. Previously, Ms. Deister served as President and Chief Executive Officer of Air Wisconsin from April 2015 until March 2019 and as Chief Executive Officer until March 2020. From November 2014 to April 2015, Ms. Deister served as Chief Commercial Officer of Air Wisconsin. From November 2004 to November 2014, Ms. Deister served as Executive Vice President and Chief Financial Officer of Air Wisconsin. Prior to Air Wisconsin, Ms. Deister served as Executive Vice President and Chief Financial Officer of Hawaiian Airlines from 2001 to November 2004. Prior to 2001, Ms. Deister held various executive roles with Trans World Airlines, including Senior Vice President of Finance and Treasurer. In connection with the Aviation Disposition, Ms. Deister retired from her employment at Air Wisconsin and resigned as an officer of Air Wisconsin. Ms. Deister continues to serve as Harbor's Chief Executive Officer and Secretary.
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
Gregg Garvey
Mr. Garvey served as Air Wisconsin’s Senior Vice President, Chief Financial Officer and Treasurer from September 2025 (following the resignation of Liam Mackay, Air Wisconsin's former Chief Financial Officer) until the Aviation Disposition on January 9, 2026, and worked with Air Wisconsin in various roles since 1999. In connection with the Aviation Disposition, Mr. Garvey was appointed as Executive Vice President, Chief Financial Officer and Treasurer of Harbor. Mr. Garvey also served as Vice President, Chief Financial Officer and Treasurer of AWAC. Prior to joining Air Wisconsin in 1999, Mr. Garvey served as a Tax Manager, Tax Supervisor, and Staff Accountant at Schenck & Associates (currently part of CliftonLarsonAllen LLP), a large regional public accounting firm in Appleton, Wisconsin. Mr. Garvey also held positions of Financial Analyst and Forecasting Accountant and Senior Tax Accountant at Repap Wisconsin, Inc., a paper company formerly located in Kimberly, Wisconsin. Mr. Garvey holds a B.B.A. in Accounting from the University of Wisconsin-Whitewater, an M.S. in Taxation from the University of Wisconsin-Milwaukee, and an M.B.A. from the University of Wisconsin-Oshkosh. Mr. Garvey is also a Certified Public Accountant. Mr. Garvey was appointed Executive Vice President, Chief Financial Officer and Treasurer of Harbor in January 2026.
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
Changes to Procedures for Stockholder Nominations for Directorships
There were no material changes in 2025 to the process by which our stockholders may recommend nominees to Harbor's board of directors since we last provided disclosure of such procedures.
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
Investment Policy
Following the Aviation Disposition, our remaining assets are predominantly comprised of Liquid Assets. We could potentially be deemed an “investment company” pursuant to the Investment Company Act. The Investment Company Act provides a number of exemptions, including a one-year safe harbor for companies that are seeking to acquire an operating business. We are operating in accordance with the terms of this exemption.
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
We have also formed an advisory investment committee of three members to monitor and supervise our compliance with the Investment Policy and to advise management and the board of directors regarding the investment of our Liquid Assets in accordance with the Investment Policy. The members of the investment committee are entitled to receive $10,000 per quarter as compensation for service on the committee.
For additional information, please refer to the section titled “Our Business Strategy” in Part I, Item 1, Business, in this Annual Report.

Meetings of the Board of Directors
During 2025, Harbor’s board of directors held 11 regularly scheduled meetings and numerous additional meetings.
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
The Code of Ethics restricts our principal executive officer, principal financial officer, principal accounting officer, and any other officer (including any officer of our subsidiaries) that is performing similar functions or that is performing a financial oversight role from trading in Harbor's common stock, subject to limited exceptions. Similarly, the Trading Restriction Policy restricts our (and any of our subsidiaries') officers, employees, agents and consultants, and certain other covered persons, from trading in Harbor's common stock, subject to limited exceptions. The Trading Restriction Policy is attached as Exhibit 19.1 to this Annual Report.
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
Harbor’s board of directors regularly reviews the qualifications of the Audit Committee members and has determined that each of the Audit Committee members: (i) is “independent” as defined in Rule 10A-3 under the Exchange Act, (ii) is an “independent director” as defined under the Nasdaq Listing Rules (the “Nasdaq Rules”), (iii) has the ability to read and understand financial statements, and (iv) qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The latter determination is based on a qualitative assessment of each member’s level of knowledge and experience based on a number of factors.

During 2025, the Audit Committee held four regularly scheduled meetings and numerous additional meetings. Each of the members of the Audit Committee attended all of the meetings of the Audit Committee held during 2025.
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
Director Compensation Table
The following table sets forth summary compensation information for our directors for the year ended December 31, 2025:

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
Named Executive Officers
Our named executive officers include our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2025. Consistent with SEC rules, our named executive officers include certain officers of our subsidiary, Air Wisconsin, as indicated in the table below.

For the year ended December 31, 2025, our named executive officers and their positions were:

Named Executive Officer	Position
Christine R. Deister	Chief Executive Officer and Secretary, Harbor Diversified, Inc. Principal Executive Officer
Robert Binns(1)	Chief Executive Officer and President, Air Wisconsin Airlines LLC
Gregg Garvey(2)	Senior Vice President, Chief Financial Officer and Treasurer, Air Wisconsin Airlines LLC Principal Financial and Accounting Officer

(1)    In connection with the Aviation Disposition, Mr. Binns resigned as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(2)    Following the Aviation Disposition on January 9, 2026, Mr. Garvey was appointed Executive Vice President, Chief Financial Officer and Treasurer of Harbor.
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
Discretionary Cash Bonus
Historically, we have not adopted a formal non-equity incentive program as defined in SEC rules. Rather, we have typically paid discretionary cash bonuses to our named executive officers and other senior executives. The target bonus opportunity was generally expressed as a percentage of base salary, which varied by executive based on factors such as title, responsibility level and tenure. The actual amounts of these bonuses generally were based on a number of subjective factors such as: (i) individual contributions to achieving our strategic objectives, (ii) our actual operational and financial performance, and (iii) executive retention concerns. Examples of strategic objectives that impacted historical bonus decisions included the restructuring of debt, the negotiation of key customer agreements, the hiring and retention of pilots, and cash management goals. Historically, most of the cash bonuses awarded were based on past individual or Company performance. In 2025, the board of managers of Air Wisconsin adopted several retention incentive payment programs for senior executives, including Mr. Binns and Mr. Garvey, and in 2026, following the Aviation Disposition, Harbor's board of directors authorized the payment of bonuses to certain senior executives, including Mr. Garvey.
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
Certain senior executives were also eligible to participate in our Supplemental Executive Savings Plan (“SESP”), which was a non-qualified deferred compensation retirement benefit plan. Pursuant to the SESP, we contributed an amount equal to the excess of the full amount of contributions to which the participant would have been entitled under our 401(k) plan, but for the IRS limitations on employer contributions, over the actual amount we contributed to the 401(k) plan for the participant, provided that all Company contributions were discretionary. The SESP was terminated in connection with the Aviation Disposition effective as of January 9, 2026.
Employment Agreements
We had entered into an employment agreement with Mr. Binns, which is summarized below, although this agreement has been terminated. We have not entered into an employment agreement (or other similar agreement) with Ms. Deister or Mr. Garvey.
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
Mr. Binns was also eligible to receive a long-term incentive award (the “LTI Award”), each year during the term of the Binns Agreement in an amount equal to the actual incentive bonus amount for the immediately prior year. For the years ended December 31, 2025 and December 31, 2024, Mr. Binns earned an LTI Award of $- and $170,000, respectively. The LTI Awards were initially payable in cash in four equal annual installments on each of the first four anniversaries of the grant date. Under the terms of the Binns Agreement, to be eligible to receive an annual installment, Mr. Binns was initially required to remain employed on the relevant payment date. However, the deferred portion of the LTI Awards were paid to Mr. Binns in January 2026 in connection with his resignation following the Aviation Disposition. For additional information, please refer to the section titled “– Summary Compensation Table,” in this Annual Report.
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
Severance Agreements / Change in Control Agreements
We currently do not have severance agreements or change in control agreements (or other similar agreements) with any of our named executive officers or other employees. However, we reserve the right to enter into these types of agreements in the future.
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2025 and December 31, 2024. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our named executive officers.

Name and Title	Year	Salary ($)	Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Stock and Options Awards(3)	All Other Compensation ($)(4)	Total ($)
Christine R. Deister	2025	150,000	100,000		—	—	10,000	260,000
Chief Executive Officer and Secretary, Harbor Diversified, Inc.	2024	150,000	75,000		—	—	10,000	235,000
Robert Binns(5)	2025	425,000	255,000	(6)	—	—	111,593	791,593
Chief Executive Officer and President, Air Wisconsin Airlines LLC	2024	425,000	340,000		—	—	77,102	842,102
Gregg Garvey	2025	251,666	147,000	(7)	—	—	176,487	575,153
Chief Financial Officer, Air Wisconsin Airlines LLC	2024	242,875	98,000		—	—	37,005	377,880
						—

(1)The amounts in this column reflect the award of discretionary cash bonuses to our named executive officers. Some awards provide for installment payments to be made in more than one year, with each payment being conditioned on the named executive officer being employed on the date of payment.
(2)We did not adopt a non-equity incentive plan, as defined in the applicable SEC rules, during the years ended December 31, 2025 or December 31, 2024.
(3)We have not granted any equity awards to our named executive officers and have not adopted an equity incentive plan.
(4)All other compensation for 2025 included the following:
(i)Ms. Deister: aggregate cash payments in the amount of $10,000 for services provided to the board of directors of AWAC (consistent with the amounts paid to the other directors);
(ii)Mr. Binns: (1) aggregate cash payments in the amount of $20,000 for services provided to the board of directors of AWAC and the board of managers of Air Wisconsin (consistent with the amounts paid to the other directors and managers), (2) $24,150 for our contributions pursuant to the 401(k) plan, (3) $54,243 for our contributions to the SESP, and (4) $13,200 for a personal travel allowance benefit (based on the incremental cost to Air Wisconsin); and
(iii)Mr. Garvey: (1) $24,150 for our contributions pursuant to the 401(k) plan, (2) $30,140 for a personal travel allowance benefit (based on the incremental cost to Air Wisconsin), (3) $13,517 for our contributions to the SESP, and (4) $108,680 for unused vacation buyback.
(5)In connection with the Aviation Disposition, Mr. Binns resigned as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(6)This amount reflects the issuance of discretionary retention incentives totaling $255,000 of which $127,500 was paid in 2025 and $127,500 was paid in January 2026.
(7)This amount reflects the issuance of discretionary retention incentives totaling $147,000 of which $98,000 was paid in 2025, and $49,000 was paid in January 2026.

For additional information, please refer to the sections titled “Elements of Compensation Program – Discretionary Cash Bonus” and “ —Employment Agreements,” in this Annual Report.
Outstanding Equity Awards
As of December 31, 2025, none of our named executive officers held any outstanding equity awards to acquire shares of Harbor's common stock.
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We do not have any equity incentive plans, whether or not approved by our stockholders, pursuant to which any equity awards have been or may be issued to our directors, executive officers or employees.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of Harbor’s outstanding common stock as of October 1, 2026, by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known to us to be beneficial owners of more than five percent of Harbor’s outstanding common stock.
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of October 1, 2026, including upon the conversion, exchange or exercise of securities convertible for, or exchangeable or exercisable into, shares of Harbor's common stock, are deemed to be outstanding for the purpose of computing the percentage ownership of each stockholder.

	Beneficial Ownership(1)
	Number of Shares	Percentage
Greater than 5% Stockholders(2)
Amun LLC	20,000,000	34.2%
Southshore Aircraft Holdings, LLC(3)	16,500,000	28.2%
Named Executive Officers and Directors
Christine R. Deister	—	—
Robert Binns(4)	—	—
Gregg Garvey(5)	—	—
Kevin J. Degen	—	—
Nolan Bederman	—	—
Richard A. Bartlett(6)	36,500,000	62.4%
All executive officers and directors as a group	36,500,000	62.4%
__________

(1)Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 58,429,836 shares of Harbor's common stock outstanding as of October 1, 2026.
(2)The address of each stockholder listed is 5601 W. Grande Market Drive, Suite C, Appleton, Wisconsin, 54913.
(3)In January 2020, Harbor issued 4,000,000 shares of Series C Preferred to Southshore Aircraft Holdings, LLC (“Southshore”). In June 2024, 754,550 shares of the Series C Preferred were converted into 16,500,000 shares of Harbor's common stock and the remaining 3,245,450 shares of the Series C Preferred were redeemed for an aggregate cash payment of $10,709,985. After giving effect to such conversion and redemption, no shares of the Series C Preferred are outstanding. In addition, as of October 1, 2026, there were no securities outstanding that were convertible into, or exercisable or exchangeable for, shares of Harbor's common stock. For additional information, please refer to the section titled “Commitments and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
(4)In connection with the Aviation Disposition, Mr. Binns resigned as President and Chief Executive Officer of Air Wisconsin effective January 9, 2026.
(5)Mr. Garvey became a named executive officer effective September 5, 2025.
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
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Other than the transactions discussed below, and the various compensation arrangements described in the section titled “Executive Compensation” in this Annual Report, since January 1, 2023, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or are expected to be a party for which the amount involved exceeds or is expected to exceed $120,000, and in which any director, executive officer, holder of more than 5% of Harbor's common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.
Transactions with Amun LLC and Resource Holdings Associates
Since January 2012, Amun has provided AWAC and Air Wisconsin with financial advisory and management services pursuant to a Stock Purchase Agreement entered into with Amun in January 2012. In accordance with that agreement, AWAC has paid a recurring monthly fee of $20,000. Amun assigned the payment of these fees to Resource Holdings Associates (“Resource Holdings”). AWAC paid an aggregate of $240,000 to Resource Holdings for each of the years ended December 31, 2025 and December 31, 2024. In June 2021, Harbor's board of directors agreed to pay Resource Holdings a recurring monthly fee of $12,500, effective April 1, 2021, which is in addition to the amount paid to Resource Holdings by AWAC. Harbor paid an aggregate of $150,000 to Resource Holdings for each of the years ended December 31, 2025 and December 31, 2024.
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
Transactions with Southshore Aircraft Holdings, LLC
In January 2020, Harbor issued 4,000,000 shares of Series C Preferred to Southshore. In June 2024, 754,550 shares of the Series C Preferred were converted into 16,500,000 shares of Harbor's common stock and the remaining 3,245,450 shares of the Series C Preferred were redeemed for an aggregate cash payment of $10,709,985. For additional information, please refer to the section titled “Commitments and Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.
Indemnification Agreements
The Company’s amended and restated certificate of incorporation provides that directors will be exculpated of personal liability to the maximum extent permitted by the Delaware General Corporation Law (“DGCL”). The Company’s amended and restated bylaws compel indemnification of the Company’s directors and executive officers to the maximum extent permitted by the DGCL and permit the Company to indemnify other officers, employees, and other agents as set forth in the DGCL. In addition, the Company has entered into indemnification agreements with its directors and Chief Executive Officer which, among other things, require the Company to indemnify each director and the Chief Executive Officer to the fullest extent permitted by the DGCL, including indemnification of expenses such as attorneys’ fees, judgments, fines, and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in the right of the Company, arising out of the person’s services as a director or executive officer of the Company.
Board of Directors and Director Independence
Harbor’s board of directors is presently comprised of three members. While the Company does not have a class of securities listed on a national securities exchange, Harbor's board of directors believes it is good corporate governance practice to assess whether certain directors would qualify as “independent directors” for purposes of the Nasdaq Rules. Harbor’s board of directors has considered the current “independent director” standards set forth in the Nasdaq Rules and has affirmatively determined that each of Messrs. Bederman and Degen do not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and therefore qualify as an “independent director” under the Nasdaq Rules. Accordingly, a majority of the members of Harbor's board of directors qualify as “independent directors” as defined in the Nasdaq Rules. In addition, each of the members of the Audit Committee qualifies as an "independent" under SEC rules and as an "independent director" under Nasdaq Rules.

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
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
The following table represents aggregate fees billed to us for services related to the years ended December 31, 2025 and December 31, 2024 by Grant Thornton, LLP, our independent registered public accounting firm:

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$534,197	$659,397
Audit-Related Fees(2)	—	—
Tax Fees(3)	39,082	10,452
All Other Fees(4)	5,550	—
Total Fees	$578,829	$669,849

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
For the year ended December 31, 2025, all audit and non-audit services provided by the independent registered public accounting firm were pre-approved.
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
3.Exhibits
The exhibits listed below are filed or furnished as part of this Annual Report as indicated in the footnotes to the Exhibit Index.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Harbor Diversified, Inc. (as amended through December 31, 2019).	10-K	001-34584	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Harbor Diversified, Inc. (a Delaware Corporation) (as amended through December 31, 2019).	10-K	001-34584	3.3	July 10, 2020

4.1	Description of Capital Stock of Harbor Diversified, Inc.	10-K	001-34584	4.1	April 8, 2026

4.2	Specimen Stock Certificate for Common Stock of Harbor Diversified, Inc.	10-K	001-34584	4.2	March 30, 2022

10.1#	Form of Indemnification Agreement.	10-K	001-34584	10.1	July 10, 2020

10.2.1+†	Capacity Purchase Agreement, dated February 26, 2017, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.1	July 10, 2020

10.2.2	Letter, dated March 31, 2020, from United Airlines, Inc. to Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.2	July 10, 2020

10.2.3+†	First Amendment to Capacity Purchase Agreement, dated October 14, 2020, between United Airlines, Inc., Air Wisconsin Airlines LLC, AWAC Aviation, Inc., and Harbor Diversified, Inc.	10-K	001-34584	10.5.3	April 1, 2021

10.2.4†	Second Amendment to Capacity Purchase Agreement, dated April 23, 2021, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.3	May 17, 2021

10.2.5†	Sixth Amendment to Capacity Purchase Agreement, dated February 10, 2023, between United Airlines, Inc. and Air Wisconsin Airlines LLC.	10-K	001-34584	10.4.5	April 3, 2023

10.3.1	Payroll Support Program Agreement, dated April 20, 2020, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.7	July 10, 2020

10.3.2	Payroll Support Program Extension Agreement, dated March 23, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.2	April 1, 2021

10.3.3	Payroll Support Program 3 Agreement, dated June 1, 2021, between Air Wisconsin Airlines LLC and the Department of the Treasury.	10-K	001-34584	10.8.3	March 30, 2022

10.4.1	Restructuring Agreement, dated January 25, 2018, among Air Wisconsin Airlines LLC, the Lender, the Subordinated Note Holder, U.S. Bank National Association and Investissement Quebec.	10-K	001-34584	10.8.1	July 10, 2020

10.4.2	Form of Amended and Restated Credit Agreement, dated December 24, 2018, among Air Wisconsin Airlines LLC, U.S. Bank National Association and the Lender.	10-K	001-34584	10.8.2	July 10, 2020

10.5.1	Credit Agreement, dated June 5, 2017, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.1	July 10, 2020

		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.5.2	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.2	July 10, 2020

10.5.3	Credit Agreement, dated January 25, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.3	July 10, 2020

10.5.4	Amendment No. 1 to Credit Agreement, dated December 24, 2018, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.4	July 10, 2020

10.5.5	Amendment No. 2 to Credit Agreement, dated April 24, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.5	July 10, 2020

10.5.6	Amendment No. 3 to Credit Agreement, dated June 20, 2019, between Air Wisconsin Airlines LLC and the Lender.	10-K	001-34584	10.9.6	July 10, 2020

10.6†	Capacity Purchase Agreement, dated August 19, 2022, between American Airlines, Inc. and Air Wisconsin Airlines LLC.	10-Q	001-34584	10.10	November 21, 2022

10.6.1†	Amendment No. 1 to Capacity Purchase Agreement, dated February 23, 2023, between American Airlines, Inc. and Air Wisconsin Airlines LLC	10-Q	001-34584	10.10.1	May 15, 2023

10.6.2+†	Amendment No. 3 to Capacity Purchase Agreement, dated November 10, 2023, between American Airlines Inc. and Air Wisconsin Airlines LLC	10-K	001-34584	10.10.2	October 24, 2024

10.6.3+†	Amendment No. 4 to Capacity Purchase Agreement, dated November 27, 2024, between American Airlines Inc. and Air Wisconsin Airlines LLC	10-K	001-34584	10.10.3	December 5, 2024

10.7+†	Membership Interest Purchase Agreement, dated December 10, 2025, between AWAC Aviation, Inc., Harbor Diversified Inc. and CSI Aviation, Inc.	10-K	001-34584	10.9	April 8, 2026

10.8+†	Sale and Purchase Agreement, dated December 10, 2025, between Harbor Diversified, Inc. and CSI Aviation, Inc.	10-K	001-34584	10.10	April 8, 2026

10.9+†	Sale and Purchase Agreement, dated December 15, 2025, between Harbor Diversified, Inc. and UMB Bank as Trustee for Associated Lease and Finance Group, LLC	10-K	001-34584	10.11	April 8, 2026

14.1	Code of Business Conduct and Ethics for Senior Financial Officers.	10-K	001-34584	14.1	July 10, 2020

19.1	Trading Restriction Policy	10-K	001-34584	19.1	October 24, 2024

21.1	List of Subsidiaries of Harbor Diversified, Inc.	10-K	001-34584	21.1	April 8, 2026

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	—	—

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

HARBOR DIVERSIFIED, INC.

Date: October 9, 2026	By:	/s/ Christine R. Deister
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

Signature	Title	Date

/s/ Christine R. Deister	Chief Executive Officer and Secretary (Principal Executive Officer)	October 9, 2026
Christine R. Deister

/s/ Gregg Garvey	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	October 9, 2026
Gregg Garvey

/s/ Richard A. Bartlett	Director	October 9, 2026
Richard A. Bartlett

/s/ Nolan Bederman	Director	October 9, 2026
Nolan Bederman

/s/ Kevin J. Degen	Director	October 9, 2026
Kevin J. Degen